Form 10-K
period 2009-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2010-03-03
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13102
FIRST INDUSTRIAL REALTY TRUST, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	36-3935116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 S. Wacker Drive, Suite 3900, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $175.4 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2009.

At February 26, 2010, 61,819,661 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

FIRST INDUSTRIAL REALTY TRUST, INC.

		Page

PART I.
Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved SEC Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	22

	PART II.
Item 4.	Reserved	22
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	47

	PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions and Director Independence	47
Item 14.	Principal Accountant Fees and Services	47

	PART IV.
Item 15.	Exhibits and Financial Statement Schedules	47
Signatures		S-25
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described in Item 1A, “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). We caution you not to place undue reliance on forward looking statements, which reflect our outlook only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 12 to the Consolidated Financial Statements).

PART I

THE COMPANY

Item 1.	Business

General

First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). We are a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops, and redevelops industrial real estate. As of December 31, 2009, our in-service portfolio consisted of 369 light industrial properties, 131 R&D/flex properties, 174 bulk warehouse properties, 89 regional warehouse properties and 20 manufacturing properties containing approximately 69.2 million square feet of gross leasable area (“GLA”) located in 28 states in the United States and one province in Canada. Beginning January 1, 2009, our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 75% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of basis) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.

Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by the Company, including the Operating Partnership, of which we are the sole general partner with an approximate 92.0% and 88.5% ownership interest at December 31, 2009 and December 31, 2008, respectively, and through the old TRS prior to September 1, 2009, and FI LLC, the new TRS and FRIP subsequent to September 1, 2009, all of whose operating data is consolidated with that of the Company as presented herein.

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

We utilize an operating approach which combines the effectiveness of decentralized, locally-based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At February 26, 2010, we had 229 employees.

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
First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 3900
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

Our fundamental business objective is to maximize the total return to our stockholders through per share distributions and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:

•	Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; and (iv) renovating existing properties.

•	External Growth. We seek to grow externally through (i) additional joint venture investments; (ii) the development of industrial properties; (iii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet our investment parameters and target markets; and (iv) the expansion of our properties.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities.

Business Strategies

We utilize the following seven strategies in connection with the operation of our business:

•	Organization Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States and select industrial real estate markets in Canada. These markets have one or more of the following characteristics: (i) strong industrial real estate fundamentals, including increased industrial demand expectations; (ii) a history of and outlook for continued economic growth and industry diversity; and (iii) sufficient size to provide for ample transaction volume.

•	Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States and select industrial real estate markets in Canada.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. To finance acquisitions and developments, as market conditions permit, we utilize a portion of proceeds from property sales, proceeds from mortgage financings, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities. We also continually evaluate joint venture arrangements as another source of capital. As of February 26, 2010, we had approximately $7.5 million available for additional borrowings under our Unsecured Line of Credit.

•	Liquidity Strategy. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction:

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2009 and may not pay dividends in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the year ended December 31, 2009, we originated $339.8 million in mortgage financings with maturities ranging from September 2012 to January 2020 and interest rates ranging from 6.42% to 7.87% (see Note 6 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect the proceeds received will be used to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the year ended December 31, 2009, we sold 3,034,120 shares of the Company’s common stock, generating $15.9 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). On October 5, 2009, we sold in an underwritten public offering 13,635,700 shares of the Company’s common stock at a price to the public of $5.25 per share. Total proceeds to us, net of underwriters’ discount and total expenses, were $67.8 million (see Note 7 to the Consolidated Financial Statements). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the year ended December 31, 2009, we sold 15 industrial properties and several land parcels for gross proceeds of $100.2 million (see Note 9 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to reduce our indebtedness. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the year ended December 31, 2009, we repurchased $271.5 million of our senior unsecured notes (including $19.3 million of our 2009 Notes prior to their repayment at maturity on June 15, 2009) (see Note 6 to the Consolidated Financial Statements). On February 8, 2010, we consummated a tender offer pursuant to which we purchased $72.7 million of our 2011 Notes, $66.2 million of our 2012 Notes and $21.1 million of our 2014 Notes. In connection with the tender offer, we will recognize approximately $0.4 million as gain on early retirement of debt. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs and maintaining compliance with other debt covenants through a combination of capital retention, mortgage and equity financings, asset sales and debt repurchases, if we were to be unsuccessful in executing one or more of the strategies outlined above, our financial condition and operating results could be materially adversely affected.

Recent Developments

During 2009, we placed in-service developments totaling 14 industrial properties and acquired one parcel of land for a total investment of approximately $218.1 million. We also sold 15 industrial properties and several parcels of land for an aggregate gross sales price of $100.2 million. At December 31, 2009, we owned 783 in-service industrial properties containing approximately 69.2 million square feet of GLA.

During 2009, we repurchased and retired $271.5 million of our senior unsecured notes and recognized a gain on early debt retirement of $34.6 million.

During 2009, we obtained $339.8 million in mortgage financings at a weighted average interest rate of 7.47%, with maturities ranging between September 2012 and January 2020.

Every quarter beginning March 31, 2009, the coupon rate of our Series F Preferred Stock resets at 2.375% plus the greater of i) the 30 Year U.S. Treasury rate, ii) the 10 Year U.S. Treasury rate or iii) 3-Month LIBOR (see Note 7 to the Consolidated Financial Statements). In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the forecasted reset rate of our Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.2 million in mark to market gain, offset by $0.5 million in quarterly payments, which is included in Mark-to-Market Gain on Interest Rate Protection Agreements on the Consolidated Statements of Operations for the year ended December 31, 2009.

During the year ended December 31, 2009, we sold 3,034,120 shares of the Company’s common stock, generating approximately $15.9 million in net proceeds, under the direct stock purchase component of the DRIP. On October 5, 2009, we sold in an underwritten public offering 13,635,700 shares of the Company’s common stock at a price to the public of $5.25 per share. Total proceeds to us, net of underwriters’ discount and total expenses, were $67.8 million.

On August 24, 2009, the Company received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of our old TRS. As a result, the Company completed a transaction on September 1, 2009 whereby approximately 75% of the assets formerly held by the old TRS are now held by FI LLC (which is wholly owned by the Operating Partnership). The remaining 25% of the assets are now held by FRIP (which is 99% owned by the new TRS). On November 6, 2009, legislation was enacted that allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. In the fourth quarter of 2009 we received a federal tax refund from the IRS of $40.4 million associated with the tax liquidation of the old TRS.

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. On February 25 and September 25, 2009, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions. For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7.8 million to provide for employee severance and benefits ($5.2 million), costs associated with the termination of certain office leases ($1.9 million) and other costs ($0.7 million) associated with implementing the restructuring plan.

Future Property Acquisitions, Developments and Property Sales

We and our Joint Ventures have acquisition and development programs through which we seek to identify portfolio and individual industrial property acquisitions and developments.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than office property. We believe that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2009, the national occupancy rate for industrial properties in the United States has ranged from 86.1%*to 90.7%*, with an occupancy rate of 86.1%* at December 31, 2009.

* Source: CBRE Econometric Advisors

Item 1A.	Risk Factors

Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, ability to pay distributions on our common stock and the market price of our common stock. These risks, among others contained in our other filings with the SEC, include:

Ongoing disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.

The capital and credit markets in the United States and other countries have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future, including our 7.375% Notes due on March 15, 2011 in the aggregate amount of $143.5 million and $70.8 million as of December 31, 2009 and February 26, 2010, respectively (see Note 20 to the Consolidated Financial Statements), and our 4.625% Exchangeable Notes due on September 15, 2011 in the aggregate amount of $146.9 million as of December 31, 2009. This source of refinancing may not be available if capital market volatility and disruption continues, which could have a material adverse effect on our liquidity. Furthermore, we could potentially lose access to our current available liquidity under our Unsecured Line of Credit if one or more participating lenders default on their commitments. While the ultimate outcome of these market conditions cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money under our Unsecured Line of Credit or to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and Joint Venture activities were to be impaired.

In addition, the continuing capital and credit market price volatility could make the valuation of our properties and those of our unconsolidated Joint Ventures more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated Joint Ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated Joint Ventures. As a result, we may not be able to recover the carrying amount of our properties or our investments in Joint Ventures, which may require us to recognize an impairment loss in earnings.

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

These factors may be amplified in light of the disruption of the global credit markets. Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations.

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

As part of our business, we develop new and re-develop existing properties. In addition, we have sold to third parties or sold to our Joint Ventures a significant number of development and re-development properties in recent years, and we intend to continue to sell such properties to third parties or to sell or contribute such properties to our Joint Ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock, which include:

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

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected. As of December 31, 2009, leases with respect to approximately 11.8 million, 9.5 million and 8.7 million square feet of GLA, representing 21%, 17% and 15% of GLA, expire in 2010, 2011 and 2012, respectively.

The Company may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Company expects.

We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Line of Credit, proceeds from equity or debt offerings and debt originations by the Company and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, our common stock.

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

We could, in certain instances, have taxable income without sufficient cash to enable us to meet the distribution requirements of the REIT provisions of the Code. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because we must distribute to our stockholders at least 90% of our REIT taxable income each year, our ability to accumulate capital may be limited. Thus, to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders’ interests.

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

Moreover, the provisions of credit agreements and other debt instruments are complex, and some are subject to varying interpretations. Breaches of these provisions may be identified or occur in the future, and such provisions may be interpreted by the lenders under our Unsecured Line of Credit, or the trustee with respect to the senior debt securities, in a manner that could impose material costs on us.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Company’s properties if the Company is unable to service its indebtedness.

We intend to obtain additional mortgage debt financing in the future, if it is available to us. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. At December 31, 2009, none of our existing indebtedness was cross-collateralized with the exception of three mortgage loans payable, totaling $20.4 million, that were originated in September 2009 (see Note 6 to the Consolidated Financial Statements).

The Company may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including indebtedness of the Operating Partnership:

•	$35.0 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”)

•	$190.0 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”)

•	Approximately $13.6 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”)

•	Approximately $117.8 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”)

•	Approximately $87.3 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”)

•	Approximately $160.2 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”)

•	Approximately $91.9 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”); (see Note 20 to the Consolidated Financial Statements)

•	Approximately $77.8 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”); (see Note 20 to the Consolidated Financial Statements)

•	$146.9 million aggregate principal amount of 4.625% Notes due 2011 (the “2011 Exchangeable Notes”)

•	Approximately $70.8 million aggregate principal amount of 7.375% Notes due 2011 (the “2011 Notes”); (see Note 20 to the Consolidated Financial Statements)

•	$353.5 million in mortgage loans payable, in the aggregate, due between December 2010 and January 2020 on certain of our mortgage loans payable.

•	a $500.0 million Unsecured Line of Credit under which we may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2012. As of December 31, 2009, $455.2 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 1.256%.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2011 Notes, the 2011 Exchangeable Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 II Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes, the Unsecured Line of Credit or the mortgage loans. Our existing mortgage loan obligations are secured by our properties and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Company’s organizational documents.

As of December 31, 2009, our ratio of debt to our total market capitalization was 76.1%. We compute that percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of our common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and in an increased risk of default on our obligations.

Rising interest rates on the Company’s Unsecured Line of Credit could decrease the Company’s available cash.

Our Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2009, our Unsecured Line of Credit had an outstanding balance of $455.2 million at a weighted average interest rate of 1.256%. Our Unsecured Line of Credit presently bears interest at the prime rate plus 0.15% or at the LIBOR plus 1.0%, at our election. Based on the outstanding balance on our Unsecured Line of Credit as of December 31, 2009, a 10% increase in interest rates would increase interest expense by $0.5 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Line of Credit would decrease our cash available for distribution to stockholders.

The Company’s mortgages may impact the Company’s ability to sell encumbered properties on advantageous terms or at all.

As part of our plan to enhance liquidity and pay down our debt, we have originated numerous mortgage financings and we are in active discussions with various lenders regarding the origination of additional mortgage financings. Certain of our mortgages contain, and it is anticipated that some future mortgages will contain, substantial prepayment premiums which we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted by the terms of any mortgage financing encumbering a property. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

Adverse market and economic conditions could cause us to recognize additional impairment charges.

We regularly review our real estate assets for impairment indicators, such as a decline in a property’s occupancy rate. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our interests in unconsolidated joint ventures. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using a property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our Company’s properties. In addition, changes to existing environmental regulation to address, to among other things, climate change, could increase the scope of our potential liabilities.

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

As of December 31, 2009, six of our Joint Ventures owned approximately 22.6 million square feet of properties. As of December 31, 2009, our net investment in Joint Ventures was $5.8 million in the aggregate, and for the year ended December 31, 2009, our Equity in Net Loss of Joint Ventures was $(6.5) million. Our organizational documents do not limit the amount of available funds that we may invest in Joint Ventures and we intend to continue to develop and acquire properties through Joint Ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

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

General

At December 31, 2009, we owned 783 in-service industrial properties containing an aggregate of approximately 69.2 million square feet of GLA in 28 states and one province in Canada, with a diverse base of approximately 2,000 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rental per square foot on a portfolio basis, calculated at December 31, 2009, was $4.51. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2009 was approximately 20 years. We maintain insurance on our properties that we believe is adequate.

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

Each of the properties is wholly owned by us or our consolidated subsidiaries. The following tables summarize certain information as of December 31, 2009, with respect to our in-service properties.

Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	666,544	11	206,826	5	3,742,667	14	386,207	5	847,950	4
Baltimore, MD	848,536	14	198,230	6	683,135	4	—	—	171,000	1
Central PA	1,134,145	9	—	—	3,151,350	6	117,599	3	—	—
Chicago, IL	1,009,429	16	248,090	4	2,729,716	15	172,851	4	421,000	2
Cincinnati, OH	893,839	10	—	—	1,103,830	4	130,870	2	—	—
Cleveland, OH	64,000	1	—	—	1,317,799	7	—	—	—	—
Columbus, OH	217,612	2	—	—	2,666,547	8	98,800	1	—	—
Dallas, TX	2,301,003	41	511,075	19	2,470,542	18	677,433	10	128,478	1
Denver, CO	1,276,308	23	1,053,097	24	400,498	3	343,516	5	—	—
Detroit, MI	2,448,835	86	487,418	16	630,780	6	759,851	18	116,250	1
Houston, TX	289,407	6	132,997	6	2,041,527	12	446,318	6	—	—
Indianapolis, IN	860,781	17	38,200	3	2,590,469	10	222,710	5	71,600	2
Inland Empire, CA	66,934	1	—	—	804,355	3	—	—	—	—
Los Angeles, CA	544,033	13	184,064	2	749,008	5	281,921	4	—	—
Miami, FL	88,820	1	—	—	142,804	1	281,626	6	—	—
Milwaukee, WI	431,508	9	93,705	2	1,726,929	7	90,089	1	—	—
Minneapolis/St.	1,281,625	14	172,862	2	2,095,407	11	323,805	4	355,056	4
Paul, MN
N. New Jersey	659,849	11	289,967	6	329,593	2	—	—	—	—
Nashville, TN	205,205	3	—	—	1,715,773	6	—	—	109,058	1
Philadelphia, PA	166,082	5	36,802	2	799,287	3	71,912	2	178,000	2
Phoenix, AZ	38,560	1	—	—	710,403	5	354,327	5	—	—
S. New Jersey	627,680	5	—	—	281,100	2	158,867	2	—	—
Salt Lake City, UT	706,201	35	146,937	6	279,179	1	—	—	—	—
San Diego, CA	213,538	8	—	—	—	—	108,701	3	—	—
Seattle, WA	—	—	—	—	100,611	1	139,435	2	—	—
St. Louis, MO	823,655	11	—	—	1,728,295	7	—	—	—	—
Tampa, FL	234,679	7	689,782	27	209,500	1	—	—	—	—
Toronto, ON	57,540	1	—	—	559,773	2	—	—	—	—
Other(a)	696,547	8	40,000	1	1,951,456	10	88,000	1	425,017	2

Total	18,852,895	369	4,530,052	131	37,712,333	174	5,254,838	89	2,823,409	20

(a)	Properties are located in Wichita, KS, Grand Rapids, MI, Des Moines, IA, Austin, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Sumner, IA, and Winchester, VA.

In-Service Property Summary Totals

	Totals
			Average	GLA as a %	Encumbrances
		Number of	Occupancy at	of Total	at 12/31/09
Metropolitan Area	GLA	Properties	12/31/09	Portfolio	($ in 000s)(b)

Atlanta, GA	5,850,194	39	73%	8.5%	$31,541
Baltimore, MD	1,900,901	25	81%	2.8%	7,950
Central PA	4,403,094	18	79%	6.4%	18,309
Chicago, IL	4,581,086	41	81%	6.6%	27,453
Cincinnati, OH	2,128,539	16	82%	3.1%	1,691
Cleveland, OH	1,381,799	8	95%	2.0%	—
Columbus, OH	2,982,959	11	78%	4.3%	—
Dallas, TX	6,088,531	89	77%	8.8%	29,982
Denver, CO	3,073,419	55	86%	4.4%	26,236
Detroit, MI	4,443,134	127	88%	6.4%	—
Houston, TX	2,910,249	30	96%	4.2%	21,035
Indianapolis, IN	3,783,760	37	89%	5.5%	8,531
Inland Empire, CA	871,289	4	33%	1.3%	—
Los Angeles, CA	1,759,026	24	89%	2.5%	32,540
Miami, FL	513,250	8	42%	0.7%	—
Milwaukee, WI	2,342,231	19	90%	3.4%	35,142
Minneapolis/St. Paul, MN	4,228,755	35	80%	6.1%	49,158
N. New Jersey	1,279,409	19	90%	1.9%	16,188
Nashville, TN	2,030,036	10	87%	2.9%	8,558
Philadelphia, PA	1,252,083	14	95%	1.8%	5,242
Phoenix, AZ	1,103,290	11	69%	1.6%	4,199
S. New Jersey	1,067,647	9	73%	1.5%	8,667
Salt Lake City, UT	1,132,317	42	83%	1.6%	10,567
San Diego, CA	322,239	11	91%	0.5%	2,237
Seattle, WA	240,046	3	100%	0.4%	6,499
St. Louis, MO	2,551,950	18	87%	3.7%	29,393
Tampa, FL	1,133,961	35	75%	1.6%	9,859
Toronto, ON	617,313	3	77%	0.9%	—
Other(a)	3,201,020	22	82%	4.6%	11,080

Total or Average	69,173,527	783	82%	100.0%	$402,057

(a)	Properties are located in Wichita, KS, Grand Rapids, MI, Des Moines, IA, Austin, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Sumner, IA, and Winchester, VA.

(b)	Certain properties are pledged as collateral under our secured financings at December 31, 2009 (see Note 6 to the Consolidated Financial Satements). For purposes of this table, the total principal balance of a secured financing that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts included in the table, we also have a $0.9 million encumbrance which is secured by a letter of credit.

Property Acquisition & Development Activity

During 2009, we acquired one land parcel for an aggregate purchase price of approximately $0.2 million. During 2009, we placed in-service 14 developments totaling approximately 4.0 million square feet of GLA at a total cost of approximately $217.9 million, or approximately $54.48 per square foot. The developments placed in-service have the following characteristics:

			Occupancy at
Metropolitan Area	GLA	Property Type	12/31/09

Baltimore, MD	300,000	Bulk Warehouse	21.0%
Central PA	300,000	Bulk Warehouse	0.0%
Central PA	1,279,530	Bulk Warehouse	63.4%
Dallas, TX	435,179	Bulk Warehouse	35.4%
Denver, CO	33,413	Light Industrial	66.7%
Denver, CO	39,434	Light Industrial	81.9%
Denver, CO	33,419	Light Industrial	77.9%
Denver, CO	37,043	R&D/Flex	100.0%
Indianapolis, IN	71,281	Light Industrial	50.0%
Los Angeles, CA	141,100	Bulk Warehouse	0.0%
Miami, FL	88,820	Light Industrial	18.9%
Milwaukee, WI	388,800	Bulk Warehouse	100.0%
Minneapolis/St. Paul, MN	133,166	Bulk Warehouse	78.2%
Nashville, TN	700,000	Bulk Warehouse	100%

Total	3,981,185

Property Sales

During 2009, we sold 15 industrial properties totaling approximately 1.9 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $100.2 million. The 15 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Baltimore, MD	1	71,572	Light Industrial
Columbus, OH	1	307,200	Bulk Warehouse
Dallas, TX	1	20,045	Light Industrial
Denver, CO	1	126,384	Manufacturing
Indianapolis, IN	3	628,400	Light Industrial
Los Angeles, CA	1	100,000	Light Industrial
Milwaukee, WI	1	39,468	Regional Warehouse
N. New Jersey	1	49,707	Light Industrial
Philadelphia, PA	1	22,095	Light Industrial
Phoenix, AZ	1	82,288	Regional Warehouse
Salt Lake City, UT	1	81,000	Light Industrial
S. New Jersey	1	52,800	Light Industrial
Toronto, ON	1	342,830	Bulk Warehouse

Total	15	1,923,789

Property Acquisitions and Sales Subsequent to Year End

From January 1, 2010 to February 26, 2010, we sold two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. Gross proceeds from the sale of the two industrial properties and several land parcels were approximately $27.4 million. There were no industrial properties acquired during this period.

Tenant and Lease Information

We have a diverse base of approximately 2,000 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2009, approximately 82% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.6% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.0% of the total GLA of our in-service properties as of December 31, 2009.

Lease Expirations(1)

The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2009.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
Year of	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Expiration	Expiring	Expiring(2)	Expiring(2)	Leases(3)	Expiring(3)
	(In thousands)

2010	600	11,839,452	21%	$53,217	21%
2011	422	9,526,823	17%	46,878	18%
2012	366	8,729,363	15%	40,881	16%
2013	237	6,122,501	11%	30,961	12%
2014	166	6,739,334	12%	26,949	11%
2015	99	3,420,540	6%	14,336	6%
2016	38	2,818,936	5%	10,827	4%
2017	20	1,009,228	2%	5,357	2%
2018	23	1,218,795	2%	5,721	2%
2019	17	1,026,464	2%	5,801	2%
Thereafter	22	4,132,774	7%	14,544	6%

Total	2,010	56,584,210	100%	$255,472	100%

(1)	Includes leases that expire on or after December 31, 2009 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 12,589,317 aggregate square feet.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2009.

Item 3.	Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

Item 4.	Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the high and low closing prices per share and distributions declared per share for our common stock, which trades on the New York Stock Exchange under the trading symbol “FR.”

			Distribution
Quarter Ended	High	Low	Declared

December 31, 2009	$5.95	$4.06	$0.0000
September 30, 2009	$6.79	$3.68	$0.0000
June 30, 2009	$6.30	$2.40	$0.0000
March 31, 2009	$7.42	$1.91	$0.0000
December 31, 2008	$28.39	$5.10	$0.2500
September 30, 2008	$32.13	$21.94	$0.7200
June 30, 2008	$32.68	$27.47	$0.7200
March 31, 2008	$36.54	$28.83	$0.7200

We had 667 common stockholders of record registered with our transfer agent as of February 26, 2010.

For tax purposes, 100% of our 2009 preferred stock dividends qualified as capital gain income.

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

Our common share distribution policy is determined by our board of directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that we meet the minimum distribution requirements set forth in the Code. We met the minimum distribution requirements with the preferred distributions made with respect to 2009. For 2010, we intend to meet our minimum distribution requirements. We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2009 and may not pay dividends in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

During 2009, the Operating Partnership did not issue any Units.

Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are convertible into common stock of the Company on a one-for-one basis or cash at the option of the Company.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued	Weighted-Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Further Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity Compensation Plans Approved by Security Holders	—	—	1,221,475
Equity Compensation Plans Not Approved by Security Holders(1)	139,700	$31.89	186,640

Total	139,700	$31.89	1,408,115

(1)	See Note 16 of the Notes to Consolidated Financial Statements contained herein for a description of the plan.

Performance Graph*

The following graph provides a comparison of the cumulative total stockholder return among the Company, the NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The comparison is for the periods from December 31, 2004 to December 31, 2009 and assumes the reinvestment of any dividends. The closing price for our Common Stock quoted on the NYSE at the close of business on December 31, 2004 was $40.73 per share. The NAREIT Index includes REITs with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. Upon written request, we will provide stockholders with a list of the REITs included in the NAREIT Index. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at our request by Research Data Group, Inc., San Francisco, California.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among First Industrial Realty Trust, Inc., The S&P 500 Index
And The FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$101.45	$131.97	$104.62	$25.42	$17.61
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
FTSE NAREIT Equity REITs	100.00	112.16	151.49	127.72	79.53	101.79

* The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 include the results of operations of the Company as derived from our audited financial statements, adjusted for discontinued operations and the implementation of new guidance relating to business combinations, convertible debt, noncontrolling interests and participating securities. The results of operations of properties sold are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) we will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2009, 2008, 2007, 2006 and 2005 include the balances of the Company as derived from our audited financial statements.

		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
	(In thousands, except per share and property data)

Statement of Operations Data:
Total Revenues	$411,958	$514,321	$369,874	$293,769	$237,406
Interest Income	3,084	3,690	1,926	1,614	1,486
Mark-to-Market Gain (Loss) on Settlement of Interest Rate Protection Agreements	3,667	(3,073)	—	(3,112)	811
Property Expenses	(123,819)	(121,737)	(107,653)	(96,691)	(77,324)
General and Administrative Expense	(37,835)	(84,896)	(92,101)	(77,497)	(55,812)
Restructuring Costs	(7,806)	(27,349)	—	—	—
Impairment of Real Estate	(6,934)	—	—	—	—
Interest Expense	(115,421)	(113,139)	(120,894)	(121,536)	(108,339)
Amortization of Deferred Financing Costs	(3,030)	(2,840)	(3,171)	(2,656)	(2,125)
Depreciation and Other Amortization	(147,216)	(156,070)	(133,354)	(112,426)	(79,019)
Construction Expenses	(52,720)	(139,539)	(34,553)	(10,263)	(15,574)
Gain (Loss) from Early Retirement from Debt	34,562	2,749	(393)	—	82
Equity in (Loss) Income of Joint Ventures	(6,470)	(33,178)	30,045	30,673	3,699
Income Tax Benefit	25,155	12,958	11,200	10,092	14,334

Loss from Continuing Operations	(22,825)	(148,103)	(79,074)	(88,033)	(80,375)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $24,206, $172,167, $244,962, $213,442 and $132,139 for the Years Ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively)	28,596	187,351	283,950	260,605	184,344
Provision for Income Taxes Allocable to Discontinued Operations (Including $1,462, $3,732, $36,032, $47,511 and $20,529 allocable to Gain on Sale of Real Estate for the Years Ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively)	(1,816)	(4,887)	(38,673)	(51,312)	(23,895)
Gain on Sale of Real Estate	374	12,008	9,425	6,071	29,550
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(143)	(3,782)	(3,082)	(2,119)	(10,871)

Net Income	4,186	42,587	172,546	125,212	98,753
Less: Net Loss (Income) Attributable to the Noncontrolling Interest	1,547	(2,990)	(18,841)	(13,465)	(11,649)

Net Income Attributable to First Industrial Realty Trust, Inc.	5,733	39,597	153,705	111,747	87,104
Preferred Dividends	(19,516)	(19,428)	(21,320)	(21,424)	(10,688)
Redemption of Preferred Stock	—	—	(2,017)	(672)	—

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(13,783)	$20,169	$130,368	$89,651	$76,416

Basic and Diluted Earnings Per Weighted Average Common Share Outstanding:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.78)	$(3.23)	$(1.90)	$(2.10)	$(1.48)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.28)	$0.41	$2.90	$1.99	$1.75

Distributions Per Share	$0.00	$2.410	$2.850	$2.810	$2.785

Basic and Diluted Weighted Average Number of Common Shares Outstanding	48,695	43,193	44,086	44,012	42,431

		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
	(In thousands, except per share and property data)

Net Income	$4,186	$42,587	$172,546	$125,212	$98,753
Comprehensive Income:
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	—	—	—	(159)
Mark-to-Market of Interest Rate Protection Agreements, Net of Tax	(383)	(8,676)	3,819	(2,800)	(1,414)
Amortization of Interest Rate Protection Agreements	796	(792)	(916)	(912)	(1,085)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	523	831	—	—	—
Settlement of Interest Rate Protection Agreements	—	—	(4,261)	(1,729)	—
Foreign Currency Translation Adjustment, Net of Tax	1,503	(2,792)	2,134	—	—

Comprehensive Income	6,625	31,158	173,322	119,771	96,095
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	1,299	(1,599)	(18,983)	(12,767)	(10,812)

Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$7,924	$29,559	$154,339	$107,004	$85,283

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,319,764	$3,385,597	$3,326,268	$3,219,728	$3,260,761
Real Estate, After Accumulated Depreciation	2,724,869	2,862,489	2,816,287	2,754,310	2,850,195
Real Estate Held for Sale, Net	37,305	21,117	37,875	115,961	16,840
Total Assets	3,204,586	3,223,501	3,257,888	3,224,215	3,226,243
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,998,332	2,032,635	1,940,747	1,827,155	1,813,702
Total Liabilities	2,130,339	2,232,785	2,177,832	2,041,370	2,020,361
Total Equity	1,074,247	990,716	1,080,056	1,182,845	1,205,882
Other Data:
Cash Flow From Operating Activities	$142,179	$71,185	$92,989	$59,551	$49,350
Cash Flow From Investing Activities	4,777	6,274	126,909	129,147	(371,654)
Cash Flow From Financing Activities	32,724	(79,754)	(230,276)	(180,800)	325,617
Total In-Service Properties	783	728	804	858	884
Total In-Service GLA, in Square Feet	69,173,527	60,580,250	64,028,533	68,610,505	70,193,161
In-Service Occupancy Percentage	82%	92%*	95%*	94%*	92%*

*	Percentage is calculated under the in-service definition in place as of the respective year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of REITs) and actions of regulatory authorities (including the IRS); our ability to qualify and maintain our status as a REIT; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to REITs; international business risks and those additional factors described in Item 1A, “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). We caution you not to place undue reliance on forward looking statements, which reflect our outlook only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

The Company was organized in the state of Maryland on August 10, 1993. We are a REIT, as defined in the Code. We began operations on July 1, 1994. Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by us, including First Industrial, L.P. (the “Operating Partnership”), of which we are the sole general partner, and through the old TRS prior to September 1, 2009, and FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, are consolidated with that of the Company, as presented herein.

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

We believe our financial condition and results of operations are, primarily, a function of our performance and our Joint Ventures’ performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties, debt reduction and access to external capital.

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties and our Joint Ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties and our Joint Ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties and our Joint Ventures’ properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties and our Joint Ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants and our Joint Ventures’ tenants were unable to pay rent (including tenant recoveries) or if we or our Joint Ventures were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability and our Joint Ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company itself, and through our various Joint Ventures, seeks to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments and our Joint Ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we, as well as our Joint Ventures, face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we and our Joint Ventures may not be able to finance the acquisition and development opportunities we identify. If we and our Joint Ventures were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a significant portion of our proceeds from such sales may also be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

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

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by the disruption of the global credit markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of December 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention and rental rates as well as internal projections of interest expense and preferred dividends. However, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2009 and may not pay dividends in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the year ended December 31, 2009, we originated $339.8 million in mortgage financings with maturities ranging from September 2012 to January 2020 and interest rates ranging from 6.42% to 7.87% (see Note 6 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect the proceeds received will be used to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the year ended December 31, 2009, we sold 3,034,120 shares of the Company’s common stock, generating approximately $15.9 million in net proceeds, under the direct stock purchase component of the DRIP. On October 5, 2009, we sold in an underwritten public offering 13,635,700 shares of the Company’s common stock at a price to the public of $5.25 per share. Total proceeds to us, net of underwriters’ discount and total expenses, were $67.8 million (see Note 7 to the Consolidated Financial Statements). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the year ended December 31, 2009, we sold 15 industrial properties and several land parcels for gross proceeds of $100.2 million (see Note 9 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the year ended December 31, 2009, we repurchased $271.5 million of our senior unsecured notes (including $19.3 million of our 2009 Notes prior to their repayment at maturity on June 15, 2009) (see Note 6 to the Consolidated Financial Statements). On February 8, 2010, we consummated a tender offer pursuant to which we purchased $72.7 million of our 2011 Notes, $66.2 million of our 2012 Notes and $21.1 million of our 2014. In connection with the tender offer, we will recognize approximately $0.4 million as gain on early retirement of debt. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs and maintaining compliance with our debt covenants through a combination of capital retention, mortgage and equity financings, asset sales and debt repurchases, if we were to be unsuccessful in executing one or more of the strategies outlined above, our financial condition and operating results would be materially adversely affected.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in more detail in Note 4 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We maintain an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of our tenants to satisfy outstanding billings with us. The allowance for doubtful accounts is an estimate based on our assessment of the creditworthiness of our tenants.

•	Properties are classified as held for sale when all criteria within the Financial Accounting Standards Board’s (the “FASB”) guidance relating to the disposal of long lived assets are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and measure them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the estimated sales price of the property the estimated costs to close the sale.

•	We review our properties on a periodic basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under the FASB’s guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective.

•	We analyze our investments in Joint Ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under the FASB’s guidance relating to the consolidation of variable interest entities. Based on the guidance set forth in these pronouncements, we do not consolidate any of our joint venture investments because either the joint venture has been determined to be a variable interest entity but we are not the primary beneficiary or the joint venture has been determined not to be a variable interest entity and we lack control of the joint venture. Our assessment of whether we are the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment and future cash flows of the entity.

•	On a periodic basis, we assess whether there are any indicators that the value of our investments in Joint Ventures may be impaired. An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt.

•	We capitalize (direct and certain indirect) costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development, renovations or rehabilitation up to the time the property is substantially complete. The determination and calculation of certain costs requires estimates by us. Amounts included in capitalized costs are included in the investment basis of real estate assets.

•	We are engaged in the acquisition of individual properties as well as multi-property portfolios. We are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationship and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. In-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationship is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

•	In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities, and our compliance with REIT qualification requirements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, and changes in tax laws. Adjustments required in any given period are included within the income tax provision.

•	In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Our net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(13.8) million and $20.2 million for the years ended December 31, 2009 and 2008, respectively. Basic and diluted net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders were $(0.28) per share for the year ended December 31, 2009 and $0.41 per share for the year ended December 31, 2008.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the years ended December 31, 2009 and December 31, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through December 31, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for the 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through December 31, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2008 or b) stabilized prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the old TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2006 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2009 and December 31, 2008, the occupancy rates of our same store properties were 84.2% and 88.6%, respectively.

	2009	2008	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$291,812	$310,791	$(18,979)	(6.1)%
Acquired Properties	28,594	15,202	13,392	88.1%
Sold Properties	5,458	38,208	(32,750)	(85.7)%
(Re)Developments and Land, Not Included Above	23,043	14,894	8,149	54.7%
Other	17,558	28,893	(11,335)	(39.2)%

	$366,465	$407,988	$(41,523)	(10.2)%
Discontinued Operations	(9,464)	(40,966)	31,502	(76.9)%

Subtotal Revenues	$357,001	$367,022	$(10,021)	(2.7)%

Construction Revenues	54,957	147,299	(92,342)	(62.7)%

Total Revenues	$411,958	$514,321	$(102,363)	(19.9)%

Revenues from same store properties decreased $19.0 million due primarily to a decrease in occupancy and a decrease in tenant recoveries due to a decrease in property expenses. Revenues from acquired properties increased $13.4 million due to the 26 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.1 million square feet of GLA, as well as acquisitions of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $32.8 million due to the 129 industrial properties sold subsequent to December 31, 2007 totaling approximately 11.1 million square feet of GLA. Revenues from (re)developments and land increased $8.1 million primarily due to an increase in occupancy. Other revenues decreased $11.3 million due primarily to a decrease in development fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues decreased $92.3 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

	2009	2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$95,140	$101,999	$(6,859)	(6.7)%
Acquired Properties	6,852	3,324	3,528	106.1%
Sold Properties	1,437	12,428	(10,991)	(88.4)%
(Re) Developments and Land, Not Included Above	8,588	7,444	1,144	15.4%
Other	14,229	10,422	3,807	36.5%

	$126,246	$135,617	$(9,371)	(8.6)%
Discontinued Operations	(2,427)	(13,880)	11,453	(82.5)%

Property Expenses	$123,819	$121,737	$2,082	1.7%

Construction Expenses	52,720	139,539	(86,819)	(62.2)%

Total Property and Construction Expenses	$176,539	$261,276	$(84,737)	(32.4)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $6.9 million due primarily to a decrease in real estate tax expense and repairs and maintenance expense. Property expenses from acquired properties increased $3.5 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $11.0 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land increased $1.1 million due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $3.8 million increase in other expense is primarily attributable to an increase in incentive compensation. Construction expenses decreased $86.8 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $47.1 million, or 55.4%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring in 2008 and during 2009 as well as a decrease in professional services, marketing, travel and entertainment expenses and costs associated with the pursuit of acquisitions of real estate that were abandoned.

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. On February 25 and September 25, 2009, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions. For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7.8 million to provide for employee severance and benefits ($5.2 million), costs associated with the termination of certain office leases ($1.9 million) and other costs ($0.7 million) associated with implementing the restructuring plan. Due to the nature of certain expenses, we expect to record a total of approximately $0.7 million of additional restructuring charges in subsequent quarters. We also anticipate a continued reduction of general and administrative expense in 2010 compared to 2009 as a result of the employee terminations and office closings that have been a part of our restructuring plan in 2009.

For the year ended December 31, 2008, we incurred $27.3 million in restructuring charges related to employee severance and benefits ($24.8 million), costs associated with the termination of certain office leases ($1.2 million) and contract cancellation and other costs ($1.3 million) related to our restructuring plan to reduce overhead costs.

In connection with our periodic review of the carrying values of our properties and due to continuing softness of the economy in certain markets, we determined in the third quarter of 2009 that an impairment loss in the amount of $6.9 million should be recorded on one property in the Inland Empire market. The non-cash impairment charge is based upon the difference between the fair value of the property and its carrying value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	2009	2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$120,865	$135,553	$(14,688)	(10.8)%
Acquired Properties	13,657	11,038	2,619	23.7%
Sold Properties	2,000	11,173	(9,173)	(82.1)%
(Re) Developments and Land, Not Included Above	11,149	7,951	3,198	40.2%
Corporate Furniture, Fixtures and Equipment	2,192	2,257	(65)	(2.9)%

	$149,863	$167,972	$(18,109)	(10.8)%
Discontinued Operations	(2,647)	(11,902)	9,255	(77.8)%

Total Depreciation and Other Amortization	$147,216	$156,070	$(8,854)	(5.7)%

Depreciation and other amortization for same store properties decreased $14.7 million due primarily to accelerated depreciation and amortization taken during the year ended December 31, 2008 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2007. Depreciation and other amortization from sold properties decreased $9.2 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $3.2 million due primarily to an increase in the substantial completion of developments.

Interest income decreased $0.6 million, or 16.4%, due primarily to a decrease in the weighted average interest rate earned on our cash accounts during the year ended December 31, 2009, as compared to the year ended December 31, 2008, partially offset by an increase in the weighted average mortgage loans receivable balance outstanding for the year ended December 31, 2009.

Interest expense increased $2.3 million, or 2.0%, primarily due to an increase in the weighted average debt balance outstanding for the year ended December 31, 2009 ($2,050.5 million), as compared to the year ended December 31, 2008 ($2,026.5 million) and a decrease in capitalized interest for the year ended December 31, 2009 due to a decrease in development activities, partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2009 (5.64%), as compared to the year ended December 31, 2008 (5.97%) .

Amortization of deferred financing costs increased $0.2 million, or 6.7%, due primarily to loan fees related to $339.8 million in mortgage loan payables we obtained during the year ended December 31, 2009, partially offset by the write-off of loan fees related to the repurchase and retirement of certain of our senior unsecured debt.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.2 million in mark to market gain, offset by $0.5 million payments, which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2009. We recorded $3.1 million in mark to market loss which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2008.

In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2009.

For the years ended December 31, 2009 and 2008, we recognized a net gain from early retirement of debt of $34.6 million and $2.7 million, respectively, due to the partial repurchase of certain series of our senior unsecured debt.

Equity in loss of Joint Ventures decreased approximately $26.7 million, or 80.5%, due primarily to a decrease in impairment loss during the year ended December 31, 2009 as compared to the twelve months ended December 31, 2008. During 2008, we recorded impairment losses of $25.8 million, $10.1 million, $3.2 million, $2.2 million and $1.2 million related to the 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture, respectively. During 2009, we recorded impairment losses of $5.6 million and $1.6 million related to the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture, respectively. The decrease in impairment loss recorded is offset by a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and from the 2005 Development/Repositioning Joint Venture during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $18.9 million, or 440.8%, due primarily to a loss carryback generated from the tax liquidation of the old TRS and a decrease in state income taxes due to the reversal of prior tax expense related to a favorable court decision on business loss carryforwards in the State of Michigan.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2009 and December 31, 2008.

	2009	2008
	($ in 000’s)

Total Revenues	$9,464	$40,966
Property Expenses	(2,427)	(13,880)
Depreciation and Amortization	(2,647)	(11,902)
Gain on Sale of Real Estate	24,206	172,167
Provision for Income Taxes	(1,816)	(4,887)

Income from Discontinued Operations	$26,780	$182,464

Income from discontinued operations for the year ended December 31, 2009 reflects the results of operations and gain on sale of real estate relating to 15 industrial properties that were sold during the year ended December 31, 2009 and the results of operations of the seven industrial properties identified as held for sale at December 31, 2009.

Income from discontinued operations for the year ended December 31, 2008 reflects the results of operations and gain on sale of real estate relating to 114 industrial properties that were sold during the year ended December 31, 2008, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009 and the results of operations of the seven industrial properties identified as held for sale at December 31, 2009.

The $0.4 million gain on sale of real estate for the year ended December 31, 2009 resulted from the sale of several land parcels that do not meet the criteria established for inclusion in discontinued operations. The $12.0 million gain on sale of real estate for the year ended December 31, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria for inclusion in discontinued operations.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $20.2 million and $130.4 million for the years ended December 31, 2008 and 2007, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders were $0.41 per share for the year ended December 31, 2008 and $2.90 per share for the year ended December 31, 2007.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2008 and December 31, 2007. Same store properties are properties owned prior to January 1, 2007 and held as an operating property through December 31, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for the 12 months prior to January 1, 2007. Prior to January 1, 2009, properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as an operating property through December 31, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2007 or b) stabilized prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the old TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2008 and December 31, 2007, the occupancy rates of our same store properties were 91.1% and 91.7%, respectively.

	2008	2007	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$288,329	$281,350	$6,979	2.5%
Acquired Properties	47,138	19,408	27,730	142.9%
Sold Properties	27,150	96,536	(69,386)	(71.9)%
(Re)Developments and Land, Not Included Above	16,475	9,086	7,389	81.3%
Other	28,896	36,888	(7,992)	(21.7)%

	$407,988	$443,268	$(35,280)	(8.0)%
Discontinued Operations	(40,966)	(109,022)	68,056	(62.4)%

Subtotal Revenues	$367,022	$334,246	$32,776	9.8%

Construction Revenues	147,299	35,628	111,671	313.4%

Total Revenues	$514,321	$369,874	$144,447	39.1%

Revenues from same store properties increased $7.0 million due primarily to an increase in rental rates and an increase in tenant recoveries, partially offset by a decrease in occupancy. Revenues from acquired properties increased $27.7 million due to the 131 industrial properties acquired subsequent to December 31, 2006 totaling approximately 11.7 million square feet of GLA, as well as an acquisition of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $69.4 million due to the 278 industrial properties sold subsequent to December 31, 2006 totaling approximately 22.8 million square feet of GLA. Revenues from (re)developments and land increased $7.4 million due to an increase in occupancy. Other revenues decreased by $8.0 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $111.7 million for the year ended December 31, 2008 due primarily to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

	2008	2007	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$92,937	$87,065	$5,872	6.7%
Acquired Properties	15,367	4,952	10,415	210.3%
Sold Properties	9,531	29,975	(20,444)	(68.2)%
(Re) Developments and Land, Not Included Above	7,360	4,914	2,446	49.8%
Other	10,422	16,603	(6,181)	(37.2)%

	$135,617	$143,509	$(7,892)	(5.5)%
Discontinued Operations	(13,880)	(35,856)	21,976	(61.3)%

Property Expenses	$121,737	$107,653	$14,084	13.1%

Construction Expenses	139,539	34,553	104,986	303.8%

Total Property and Construction Expenses	$261,276	$142,206	$119,070	83.7%

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

General and administrative expense decreased $7.2 million, or 7.8%, due to a decrease in incentive compensation.

For the year ended December 31, 2008, we incurred $27.3 million in restructuring charges related to employee severance and benefits ($24.8 million), costs associated with the termination of certain office leases ($1.2 million) and contract cancellation and other costs ($1.3 million) related to our restructuring plan to reduce overhead costs.

	2008	2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$111,671	$117,781	$(6,110)	(5.2)%
Acquired Properties	39,839	14,095	25,744	182.6%
Sold Properties	6,136	29,401	(23,265)	(79.1)%
(Re) Developments and Land, Not Included Above	8,069	4,418	3,651	82.6%
Corporate Furniture, Fixtures and Equipment	2,257	1,837	420	22.9%

	$167,972	$167,532	$440	0.3%
Discontinued Operations	(11,902)	(34,178)	22,276	(65.2)%

Total Depreciation and Other Amortization	$156,070	$133,354	$22,716	17.0%

Depreciation and other amortization for same store properties decreased $6.1 million primarily due to accelerated depreciation and amortization taken during the year ended December 31, 2007 attributable to certain tenants who terminated their lease early or did not renew their lease. Depreciation and other amortization from acquired properties increased by $25.7 million due to properties acquired subsequent to December 31, 2006. Depreciation and other amortization from sold properties decreased by $23.3 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land increased by $3.7 million due primarily to an increase in the substantial completion of developments.

Interest income increased $1.8 million, or 91.6%, due primarily to an increase in the average mortgage loans receivable outstanding during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Interest expense decreased by approximately $7.8 million, or 6.4%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2008 (5.97%), as compared to the year ended December 31, 2007 (6.55%), partially offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2008 ($2,026.5 million), as compared to the year ended December 31, 2007 ($1,974.7 million) and a decrease in capitalized interest for the year ended December 31, 2008 due to a decrease in development activities.

Amortization of deferred financing costs decreased by $0.3 million, or 10.4%, due primarily to the amendment of our Unsecured Line of Credit in September 2007 which extended the maturity from September 2008 to September 2012. The net unamortized deferred financing fees related to the prior line of credit are amortized over the extended amortization period, except for $0.1 million, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt for the year ended December 31, 2007.

In October 2008, we entered into the Series F Agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.1 million in mark to market loss which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2008.

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

Equity in income of Joint Ventures decreased $63.2 million, or 210.4%, primarily due to impairment losses of $25.8 million, $10.1 million, $3.2 million, $2.2 million and $1.2 million we recorded to the 2005 Development/Repositioning Joint Venture, the 2006 Land/Development Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture, respectively, as a result of adverse conditions in the credit and real estate markets as well as a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and from the 2005 Development/Repositioning Joint Venture during the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. Additionally, we recognized our pro rata share ($2.7 million) of impairment losses for the 2006 Net Lease to Investment Program and the 2005 Development/Repositioning Joint Venture during the year ended December 31, 2008.

The year to date income tax provision (included in continuing operations, discontinued operations and gain on sale) decreased $34.8 million in the aggregate, or 114.0%, due primarily to a decrease in gains on the sale of real estate within the TRS, a decrease in equity in income of Joint Ventures and costs incurred related to the restructuring. Net income of the TRS decreased $111.6 million, or 229.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Included in net income for the TRS for the year ended December 31, 2008 is $39.1 million of impairment loss in Equity in Income of Joint Ventures. We recorded a valuation allowance to offset the deferred tax asset that was created by these impairments during the year ended December 31, 2008.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2008 and December 31, 2007.

	2008	2007
	($ in 000’s)

Total Revenues	$40,966	$109,022
Property Expenses	(13,880)	(35,856)
Depreciation and Amortization	(11,902)	(34,178)
Gain on Sale of Real Estate	172,167	244,962
Provision for Income Taxes	(4,887)	(38,673)

Income from Discontinued Operations	$182,464	$245,277

Income from discontinued operations for the year ended December 31, 2008 reflects the results of operations and gain on sale of real estate relating to 113 industrial properties that were sold during the year ended December 31, 2008, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009 and the results of operations of the seven industrial properties identified as held for sale at December 31, 2009.

Income from discontinued operations for the year ended December 31, 2007 reflects the results of operations and gain on sale of real estate relating to 161 industrial properties that were sold during the year ended December 31, 2007, the results of operations of 113 industrial properties that were sold during the year ended December 31, 2008, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009 and the results of operations of the seven industrial properties identified as held for sale at December 31, 2009.

The $12.0 million gain on sale of real estate for the year ended December 31, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria for inclusion in discontinued operations. The $9.4 million gain on sale of real estate for the year ended December 31, 2007, resulted from the sale of three industrial properties and several land parcels that do not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our cash and cash equivalents was approximately $182.9 million.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2009 and may not pay common stock dividends in 2010 depending on our taxable income. If we are required to pay common stock dividends in 2010, we may elect to satisfy this obligation by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT qualification under the Code, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At December 31, 2009, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 1.256%. Our Unsecured Line of Credit bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of February 26, 2010, we had approximately $7.5 million available for additional borrowings under our Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants in 2010. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2009

Net cash provided by operating activities of approximately $142.2 million for the year ended December 31, 2009 was comprised primarily of net income before noncontrolling interest of approximately $4.2 million, the non-cash adjustments of approximately $113.4 million, net change in operating assets and liabilities of approximately $24.9 million and distributions from Joint Ventures of $2.3 million, partially offset by repayments of discount on senior unsecured debt of approximately $2.6 million. The adjustments for the non-cash items of approximately $113.4 million are primarily comprised of depreciation and amortization of approximately $167.9 million, the provision for bad debt of approximately $3.3 million, the impairment of real estate of $6.9 million and equity in loss of Joint Ventures of approximately $6.5 million, partially offset by the gain on sale of real estate of approximately $24.6 million, the gain on the early retirement of debt of approximately $34.6 million, mark to market gain related to the Series F Agreement and the Forward Starting Swap Agreement 1 and Forward Starting Agreement 2 of approximately $3.7 million and the effect of the straight-lining of rental income of approximately $8.3 million.

Net cash provided by investing activities of approximately $4.8 million for the year ended December 31, 2009 was comprised primarily of net proceeds from the sale of real estate, distributions from our Joint Ventures and the repayments on our mortgage loan receivables, partially offset by the development and acquisition of real estate, capital expenditures related to the improvement of existing real estate and contributions to, and investments in, our Joint Ventures.

We invested approximately $3.7 million in, and received total distributions of approximately $8.7 million from, our Joint Ventures. As of December 31, 2009, our industrial real estate Joint Ventures owned 119 industrial properties comprising approximately 22.6 million square feet of GLA and several land parcels.

During the year ended December 31, 2009, we sold 15 industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. Proceeds from the sales of the 15 industrial properties and several land parcels, net of closing costs and seller financing provided to the buyers, were approximately $75.0 million.

Net cash provided by financing activities of approximately $32.7 million for the year ended December 31, 2009 was comprised primarily of proceeds from the origination of mortgage loans payable, net proceeds from the issuance of common stock and net borrowings on our Unsecured Line of Credit, partially offset by repayments on our unsecured notes and mortgage loans payable, common and preferred stock dividends and unit distributions, debt issuance costs and costs incurred in connection with the early retirement of debt, settlement of interest rate protection agreements, offering costs, the repurchase of restricted stock from our employees to pay for withholding taxes on the vesting of restricted stock and the repurchase of the equity component of the exchangeable notes.

During the year ended December 31, 2009, we received proceeds from the origination of $339.8 million in mortgage financing. During the year ended December 31, 2009, we paid off and retired the remaining $105.7 million outstanding 2009 Notes at their maturity. During the year ended December 31, 2009, we repurchased and retired $271.5 million of our Unsecured Notes at an aggregate purchase price of $233.1 million, including the repurchase of $19.3 million of our 2009 Notes prior to maturity.

During the year ended December 31, 2009, we issued 3,034,120 shares of the Company’s common stock under the direct stock purchase component of the DRIP and 13,635,700 shares of the Company’s common stock through a public offering resulting in proceeds of approximately $84.5 million.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases(1)	$38,957	$3,001	$3,761	$2,869	$29,326
Long-term Debt	2,008,498	18,650	924,154	235,352	830,342
Interest Expense on Long-Term Debt(1)(2)	765,275	104,920	170,584	140,250	349,521

Total	$2,812,730	$126,571	$1,098,499	$378,471	$1,209,189

(1)	Not on balance sheet.

(2)	Does not include interest expense on our Unsecured Line of Credit.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes. At December 31, 2009, we have $6.2 million in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table above.

Environmental

We incurred environmental costs of approximately $0.3 million and $1.0 million in 2009 and 2008, respectively. We estimate 2010 costs of approximately $1.1 million. We estimate that the aggregate cost which needs to be expended in 2010 and beyond with regard to currently identified environmental issues will not exceed approximately $3.3 million.

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

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2009 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2009, approximately $1,593.1 million (approximately 79.7% of total debt at December 31, 2009) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $405.2 million (approximately 20.3% of total debt at December 31, 2009) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for variable rate debt, changes in the base interest rate used to calculate the all-in interest rate generally do not impact the fair value of the debt, but would affect our future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on us until we are required to refinance such debt. See Note 6 to the Consolidated Financial Statements for a discussion of the maturity dates of our various fixed rate debt.

Based upon the amount of variable rate debt outstanding at December 31, 2009, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.5 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at December 31, 2009. One consequence of the disruption in the capital markets has been sudden and dramatic changes in LIBOR, which could result in an increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2009 by approximately $54.2 million to $1,313.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2009 by approximately $59.3 million to $1,427.4 million.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2009, we had one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock. See Note 17 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2009, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned three industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Subsequent Events

From January 1, 2010 to February 26, 2010, we sold two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. Gross proceeds from the sale of the two industrial properties and several land parcels were approximately $27.4 million. There were no industrial properties acquired during this period.

On February 8, 2010, we consummated a tender offer pursuant to which we purchased $72.7 million of our 2011 Notes, $66.2 million of our 2012 Notes and $21.1 million of our 2014 Notes. In connection with the tender offer, we will recognize approximately $0.4 million as gain on early retirement of debt.

Subsequent to January 1, 2010, we obtained four mortgage loans in the amounts of $7.8 million, $7.2 million, $4.3 million and $8.3 million. The mortgages are collateralized by four industrial properties totaling approximately 0.8 million square feet of GLA. The mortgages bear interest at a fixed rate of 7.40%. The mortgages mature between February, 2015 and March, 2015.

On February 26, 2010, the IRS notified us of its intent to examine the tax returns filed by the old TRS for the years ended December 31, 2008 and December 31, 2009.

Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2008 and 2007, this relative received approximately $0.1 million and $0.2 million, respectively, in brokerage commissions or other fees for transactions with the Company and the Joint Ventures.

Other

In June 2009, the FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. This new guidance, which became effective January 1, 2010, revises the previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. We are currently assessing the potential impact that the adoption of this guidance will have on our financial position and results of operations.

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to noncontrolling interests within consolidated financial statements. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than the Company (formerly called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Changes in a parent’s ownership interest (and transactions with noncontrolling interest holders) while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of transactions with noncontrolling interest holders and changes in ownership percentages that occurred during the year ended December 31, 2009, we decreased noncontrolling interest and increased Additional Paid-in-Capital by $49,126, which represents the cumulative impact of historical changes in the parent’s ownership in the subsidiary. This guidance was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements need to be retrospectively applied to comparative financial statements. See Note 4 to the Consolidated Financial Statements for additional disclosures.

Effective January 1, 2009 we adopted newly issued guidance from the Emerging Issues Task Force (“EITF”) regarding the determination of whether instruments granted in share-based payment transactions are participating securities. The guidance required retrospective application. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Certain restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. The impact of adopting this guidance decreased previously filed basic and diluted EPS by $0.06, $0.06, $0.05 and $0.05 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

Effective January 1, 2009 we adopted newly issued guidance from the FASB regarding business combinations. This guidance states that direct costs of a business combination of an operating property, such as transaction fees, due diligence and consulting fees no longer qualify to be capitalized as part of the business combination. Instead, these direct costs need to be recognized as expense in the period in which they are incurred. Accordingly, we retroactively expensed these types of costs in 2008 related to future operating property acquisitions.

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

The equity component of the 2011 Exchangeable Notes was $7.9 million and therefore we retroactively adjusted our Senior Unsecured Debt by this amount as of September 2006. This debt discount has been subsequently amortized and as of December 31, 2009 the principal amount of the 2011 Exchangeable Notes, its unamortized discount and the net carrying amount is $146.9 million, $2.0 million and $144.9 million, respectively. In addition, we reclassified $0.2 million of the original finance fees incurred in relation to the 2011 Exchangeable Notes to equity as of September 2006. For the year ended December 31, 2009, we recognized $10.6 million of interest expense related to the 2011 Exchangeable Notes of which $9.1 million relates to the coupon rate and $1.5 million relates to the debt discount amortization. We anticipate amortizing the remaining debt discount into interest expense through maturity in September 2011. We recognized $3.6 million and $(0.1) million as an adjustment to total equity as of December 31, 2008 that represents amortization expense of the discount and the loan fees, respectively, which would have been recognized had the new guidance regarding accounting for convertible debt instruments been effective since the issuance date of our 2011 Exchangeable Notes.

The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of the guidance regarding business combinations for the year ended December 31, 2008 was an increase to general and administrative expense of $0.3 million. The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of the guidance regarding convertible debt instruments for each of the years ended December 31, 2008 and 2007 was an increase to interest expense of $1.6 million and a decrease to amortization of deferred financing fees of $0.1 million.

The impact to the balance sheet as of December 31, 2008 related to the adoption of the guidance regarding business combinations and convertible debt instruments is as follows:

		Adjustments
	Balance Sheet as	Related to	Adjustments	Balance Sheet
	Previously	Adoption of	Related to	as
	Filed - as of	Business	Adoption of	Adjusted - as of
	December 31,	Combination	Convertible Debt	December 31,
	2008	Guidance	Instrument Guidance	2008

Deferred Financing Costs, Net	$12,197	$—	$(106)	$12,091
Prepaid Expenses and Other Assets, Net	$174,743	$(269)	$—	$174,474
Senior Unsecured Debt, Net	$1,516,298	$—	$(4,343)	$1,511,955
Additional Paid-in-Capital	$1,390,358	$—	$7,666	$1,398,024
Distributions in Excess of Accumulated Earnings	$(366,962)	$(255)	$(3,012)	$(370,229)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	$864,200	$(255)	$4,654	$868,599
Noncontrolling Interest	122,548	(14)	(417)	122,117

Total Equity	$986,748	$(269)	$4,237	$990,716

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

Exhibits	Description

3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Remarketing Agreement, dated May 27,2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibits	Description

4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.10	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.11	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.13	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.14	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.15	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.16	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.17	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.19	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.20	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.21	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)

Exhibits		Description

4.22		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.23		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.24		Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.25		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.26		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.27		Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
10.2		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)
10.3		Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $0.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.10†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

Exhibits		Description

10	.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.13†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)
10	.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.15†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.20		Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
10	.21†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)
10	.22†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)
10	.23†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)
10	.24†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.25†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.27†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.29†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.30†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

Exhibits		Description

10	.31†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10.32		First Amendment, dated as of August 18, 2008, to the Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JPMorgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)
10	.33†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.34†	Employment Agreement dated January 30, 2006 between First Industrial Development Services, Inc. and Gerald A. Pientka (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.35†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated January 30, 2006, between First Industrial Realty Trust, Inc. and Gerald A. Pientka (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.36†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.37†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.38†	Letter agreement dated October 24, 2008 between the Compensation Committee and W. Ed Tyler (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 30, 2008, File No. 1-13102)
10	.39†	Severance Agreement and Release and Waiver of Claims between Jerry Pientka and First Industrial Investment, Inc. dated February 27, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2009, File No. 1-13102)
10	.40†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)
10	.41†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.42†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.43†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)
21	*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Remarketing Agreement, dated May 27,2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

Exhibits	Description

4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.10	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.11	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.13	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.14	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.15	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.16	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.17	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.19	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.20	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

Exhibits		Description

4.21		Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.22		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.23		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.24		Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.25		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.26		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.27		Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
10.2		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)
10.3		Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $0.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

Exhibits		Description

10	.10†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.13†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)
10	.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.15†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.20		Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
10	.21†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)
10	.22†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)
10	.23†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)
10	.24†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.25†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.27†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

Exhibits		Description

10	.29†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.30†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10	.31†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10.32		First Amendment, dated as of August 18, 2008, to the Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JPMorgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)
10	.33†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.34†	Employment Agreement dated January 30, 2006 between First Industrial Development Services, Inc. and Gerald A. Pientka (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.35†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated January 30, 2006, between First Industrial Realty Trust, Inc. and Gerald A. Pientka (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.36†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.37†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.38†	Letter agreement dated October 24, 2008 between the Compensation Committee and W. Ed Tyler (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 30, 2008, File No. 1-13102)
10	.39†	Severance Agreement and Release and Waiver of Claims between Jerry Pientka and First Industrial Investment, Inc. dated February 27, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2009, File No. 1-13102)
10	.40†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)
10	.41†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.42†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.43†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)
21	*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP

Exhibits		Description

31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the “Company”) as of December 31, 2009 and 2008 (As Adjusted)	61
Consolidated Statements of Operations of the Company for the Years Ended December 31, 2009, 2008 (As Adjusted) and 2007 (As Adjusted)	62
Consolidated Statements of Comprehensive Income of the Company for the Years Ended December 31, 2009, 2008 (As Adjusted) and 2007 (As Adjusted)	63
Consolidated Statements of Changes in Stockholders’ Equity of the Company for the Years Ended December 31, 2009, 2008 (As Adjusted) and 2007 (As Adjusted)	64
Consolidated Statements of Cash Flows of the Company for the Years Ended December 31, 2009, 2008 (As Adjusted) and 2007 (As Adjusted)	65
Notes to the Consolidated Financial Statements	66
FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2009, the Company changed the manner in which it accounts for noncontrolling interests, the manner in which it calculates earnings per share for participating securities under the two class method, the manner in which it accounts for debt instruments with conversion options, and the manner in which it accounts for business combinations.

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

/s/  PricewaterhouseCoopers LLP
Chicago, Illinois
March 1, 2010

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

		(As Adjusted)
	December 31,	December 31,
	2009	2008
	(In thousands except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$751,479	$776,991
Buildings and Improvements	2,543,573	2,551,450
Construction in Progress	24,712	57,156
Less: Accumulated Depreciation	(594,895)	(523,108)

Net Investment in Real Estate	2,724,869	2,862,489

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,341 and $2,251 at December 31, 2009 and December 31, 2008, respectively	37,305	21,117
Cash and Cash Equivalents	182,943	3,182
Restricted Cash	102	109
Tenant Accounts Receivable, Net	2,243	10,414
Investments in Joint Ventures	8,788	16,299
Deferred Rent Receivable, Net	39,220	32,984
Deferred Financing Costs, Net	15,333	12,091
Deferred Leasing Intangibles, Net	60,160	90,342
Prepaid Expenses and Other Assets, Net	133,623	174,474

Total Assets	$3,204,586	$3,223,501

LIABILITIES AND EQUITY
Liabilities:
Mortgage and Other Loans Payable, Net	$402,974	$77,396
Senior Unsecured Debt, Net	1,140,114	1,511,955
Unsecured Line of Credit	455,244	443,284
Accounts Payable, Accrued Expenses and Other Liabilities, Net	80,684	128,828
Deferred Leasing Intangibles, Net	24,754	30,754
Rents Received in Advance and Security Deposits	26,117	26,181
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $254 at December 31, 2009 and December 31, 2008, respectively	—	541
Dividends Payable	452	13,846

Total Liabilities	2,130,339	2,232,785

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2009 and December 31, 2008, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 66,169,328 and 48,976,296 shares issued and 61,845,214 and 44,652,182 shares outstanding at December 31, 2009 and December 31, 2008, respectively)	662	490
Additional Paid-in-Capital	1,551,218	1,398,024
Distributions in Excess of Accumulated Earnings	(384,013)	(370,229)
Accumulated Other Comprehensive Loss	(18,408)	(19,668)
Treasury Shares at Cost (4,324,114 shares at December 31, 2009 and December 31, 2008)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,009,441	868,599
Noncontrolling Interest	64,806	122,117

Total Equity	1,074,247	990,716

Total Liabilities and Equity	$3,204,586	$3,223,501

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands except per share data)

Revenues:
Rental Income	$266,419	$262,274	$232,659
Tenant Recoveries and Other Income	90,582	104,748	101,587
Construction Revenues	54,957	147,299	35,628

Total Revenues	411,958	514,321	369,874

Expenses:
Property Expenses	123,819	121,737	107,653
General and Administrative	37,835	84,896	92,101
Restructuring Costs	7,806	27,349	—
Impairment of Real Estate	6,934	—	—
Depreciation and Other Amortization	147,216	156,070	133,354
Construction Expenses	52,720	139,539	34,553

Total Expenses	376,330	529,591	367,661

Other Income (Expense):
Interest Income	3,084	3,690	1,926
Interest Expense	(115,421)	(113,139)	(120,894)
Amortization of Deferred Financing Costs	(3,030)	(2,840)	(3,171)
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	3,667	(3,073)	—
Gain (Loss) From Early Retirement of Debt	34,562	2,749	(393)

Total Other Income (Expense)	(77,138)	(112,613)	(122,532)
Loss from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Benefit	(41,510)	(127,883)	(120,319)
Equity in (Loss) Income of Joint Ventures	(6,470)	(33,178)	30,045
Income Tax Benefit	25,155	12,958	11,200

Loss from Continuing Operations	(22,825)	(148,103)	(79,074)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $24,206, $172,167, and $244,962 for the Years Ended December 31, 2009, 2008 and 2007, respectively)	28,596	187,351	283,950
Provision for Income Taxes Allocable to Discontinued Operations (including $1,462, $3,732, and $36,032 allocable to Gain on Sale of Real Estate for the Years Ended December 31, 2009, 2008 and 2007, respectively)	(1,816)	(4,887)	(38,673)

Income Before Gain on Sale of Real Estate	3,955	34,361	166,203
Gain on Sale of Real Estate	374	12,008	9,425
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(143)	(3,782)	(3,082)

Net Income	4,186	42,587	172,546
Less: Net Loss (Income) Attributable to the Noncontrolling Interest	1,547	(2,990)	(18,841)

Net Income Attributable to First Industrial Realty Trust, Inc.	5,733	39,597	153,705
Less: Preferred Dividends	(19,516)	(19,428)	(21,320)
Less: Redemption of Preferred Stock	—	—	(2,017)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(13,783)	$20,169	$130,368

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.78)	$(3.23)	$(1.90)

Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.49	$3.64	$4.80

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.28)	$0.41	$2.90

Weighted Average Shares Outstanding	48,695	43,193	44,086

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Dollars in thousands)

Net Income	$4,186	$42,587	$172,546
Settlement of Interest Rate Protection Agreements	—	—	(4,261)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (Provision) Benefit of $(450), $610 and $254 for the years ended December 31, 2009, 2008 and 2007, respectively	(383)	(8,676)	3,819
Amortization of Interest Rate Protection Agreements	796	(792)	(916)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	523	831	—
Foreign Currency Translation Adjustment, Net of Tax (Provision) Benefit of $(2,817), $3,498 and $(1,149) for the years ended December 31, 2009, 2008 and 2007, respectively	1,503	(2,792)	2,134

Comprehensive Income	6,625	31,158	173,322
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	1,299	(1,599)	(18,983)

Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$7,924	$29,559	$154,339

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Dollars in thousands)

Preferred Stock — Beginning of Year	$—	$—	$—
Issuance of Preferred Stock	—	—	—
Redemption of Preferred Stock	—	—	—

Preferred Stock — End of Year	$—	$—	$—

Common Stock — Beginning of Year	$490	$480	$475
Net Proceeds from the Issuance of Common Stock	169	—	—
Issuance of Restricted Stock	—	6	5
Repurchase and Retirement of Common Stock	(1)	(2)	—
Conversion of Units to Common Stock	4	6	—

Common Stock — End of Year	$662	$490	$480

Additional Paid-In-Capital — Beginning of Year	$1,398,024	$1,362,375	$1,396,015
Offering Costs	(909)	(321)	(46)
Issuance of Common Stock	84,535	174	613
Issuance of Restricted Stock	—	(6)	(5)
Repurchase and Retirement of Restricted Stock/Common Stock	(737)	(4,579)	(3,210)
Redemption of Preferred Stock	—	—	(47,997)
Conversion of Units to Common Stock	7,813	14,575	2,855
Amortization of Restricted Stock and Restricted Unit Awards	13,399	25,806	14,150
Repurchase of Equity Component of Exchangeable Notes	(33)	—	—
Reallocation of Partnership Interest	49,126	—	—

Additional Paid-In-Capital — End of Year	$1,551,218	$1,398,024	$1,362,375

Dist. In Excess of Accum. Earnings — Beginning of Year	$(370,229)	$(283,268)	$(285,290)
Preferred Stock Dividends	(19,516)	(19,428)	(21,320)
Distributions $2.41 and $2.85 per Share/Unit at December 31, 2008 and 2007, respectively)	—	(121,882)	(146,126)
Redemption of Preferred Stock	—	—	(2,017)
Repurchase and Retirement of Restricted Stock/Common Stock	(1)	(266)	(728)
Net Income Before Noncontrolling Interest	4,186	42,587	172,546
Noncontrolling Interest:
Allocation of Loss (Income)	1,547	(2,990)	(18,841)
Distributions ($2.41 and $2.85 per Unit at December 31, 2008 and 2007, respectively)	—	15,018	18,508

Dist. In Excess of Accum. Earnings — End of Year	$(384,013)	$(370,229)	$(283,268)

Treasury Shares, at cost — Beginning of Year	$(140,018)	$(140,018)	$(70,588)
Purchase of Treasury Shares	—	—	(69,430)

Treasury Shares, at cost — End of Year	$(140,018)	$(140,018)	$(140,018)

Accum. Other Comprehensive Loss — Beginning of Year	$(19,668)	$(9,630)	$(10,264)
Settlement of Interest Rate Protection Agreements	—	—	(4,261)
Mark-to-Market of Interest Rate Protection Agreements, Net of Tax	(383)	(8,676)	3,819
Amortization of Interest Rate Protection Agreements	796	(792)	(916)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	523	831	—
Foreign Currency Translation Adjustment, Net of Tax	1,503	(2,792)	2,134
Other Comprehensive Loss (Income) Allocable to Noncontrolling Interest	(248)	1,391	(142)
Reallocation of Partnership Interest	(931)	—	—

Accum. Other Comprehensive Loss — End of Year	$(18,408)	$(19,668)	$(9,630)

Total Stockholders’ Equity at End of Year	$1,009,441	$868,599	$929,939

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,186	$42,587	$172,546
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	112,241	114,925	121,584
Amortization of Deferred Financing Costs	3,030	2,840	3,171
Other Amortization	52,646	72,035	56,136
Impairment of Real Estate	6,934	—	—
Provision for Bad Debt	3,259	3,346	2,212
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	(3,667)	3,073	—
(Gain) Loss on Early Retirement of Debt	(34,562)	(2,749)	393
Equity in Loss (Income) of Joint Ventures	6,470	33,178	(30,045)
Distributions from Joint Ventures	2,319	1,520	31,365
Decrease in Developments for Sale Costs	812	1,527	1,209
Gain on Sale of Real Estate	(24,580)	(184,175)	(254,387)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	51,641	(12,665)	(20,140)
Increase in Deferred Rent Receivable	(8,350)	(7,189)	(9,710)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(27,631)	(216)	18,408
Decrease (Increase) in Restricted Cash	7	90	(6)
Repayments of Discount on Senior Unsecured Debt	(2,576)	—	—
Cash Book Overdraft.	—	3,058	253

Net Cash Provided by Operating Activities	142,179	71,185	92,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(75,947)	(583,414)	(677,461)
Net Proceeds from Sales of Investments in Real Estate	74,982	502,929	800,147
Contributions to and Investments in Joint Ventures	(3,742)	(17,327)	(27,696)
Distributions from Joint Ventures	6,333	20,985	22,863
Funding of Notes Receivable	—	(10,325)	(8,385)
Repayment of Notes Receivable	3,151	68,722	26,350
Decrease (Increase) in Restricted Cash	—	24,704	(8,909)

Net Cash Provided by Investing Activities	4,777	6,274	126,909

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(764)	(321)	(46)
Proceeds from the Issuance of Common Stock	84,465	174	613
Redemption of Preferred Stock	—	—	(50,014)
Repurchase and Retirement of Restricted Stock	(739)	(4,847)	(3,938)
Proceeds from Senior Unsecured Debt	—	—	149,595
Payments on Interest Rate Swap Agreement	(320)	—	—
Settlement of Interest Rate Protection Agreements	(7,491)	—	(4,261)
Repayments on Senior Unsecured Debt	(336,196)	(32,525)	(150,000)
Dividends/Distributions	(12,614)	(145,347)	(146,660)
Preferred Stock Dividends	(20,296)	(19,428)	(26,023)
Purchase of Treasury Shares	—	—	(69,430)
Repayments on Mortgage Loans Payable	(13,513)	(3,271)	(41,475)
Proceeds from Origination of Mortgage Loans Payable	339,783	—	—
Proceeds from Unsecured Line of Credit	180,000	550,920	879,129
Repayments on Unsecured Line of Credit	(172,000)	(425,030)	(764,000)
Debt Issuance Costs and Costs Incurred in Connection with the Early Retirement of Debt	(7,558)	(79)	(3,766)
Repurchase of Equity Component Exchangeable Notes	(33)	—	—

Net Cash Provided by (Used in) Financing Activities	32,724	(79,754)	(230,276)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	81	(280)	—
Net Increase (Decrease) in Cash and Cash Equivalents	179,680	(2,295)	(10,378)
Cash and Cash Equivalents, Beginning of Year	3,182	5,757	16,135

Cash and Cash Equivalents, End of Year	$182,943	$3,182	$5,757

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share and per share data)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their other controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 12).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein.

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

As of December 31, 2009, we owned 784 industrial properties (inclusive of developments in progress) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 69.2 million square feet of gross leasable area (“GLA”).

Any references to the number of buildings and square footage in the financial statement footnotes are unaudited.

2.	Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by disruption in the global capital markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of December 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention and rental rates as well as internal projections of interest expense and preferred dividends. However, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2009 and may not pay dividends in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the year ended December 31, 2009, we originated $339,783 in mortgage financings with maturities ranging from September 2012 to January 2020 and interest rates ranging from 6.42% to 7.87% (see Note 6). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the year ended December 31, 2009, we sold 3,034,120 shares of the Company’s common stock, generating $15,920 in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). On October 5, 2009, we sold in an underwritten public offering 13,635,700 shares of the Company’s common stock at a price to the public of $5.25 per share. Total proceeds to us, net of underwriter’s discount and total expenses were $67,780 (see Note 7). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the year ended December 31, 2009 we sold 15 industrial properties and several land parcels for gross proceeds of $100,194 (see Note 9). We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Debt Reduction — During the year ended December 31, 2009, we repurchased $271,474 of our senior unsecured notes (including $19,279 of our 2009 Notes prior to their repayment at maturity on June 15, 2009) (see Note 6). On February 8, 2010, we consummated a tender offer pursuant to which we purchased $72,702 of our 2011 Notes, $66,236 of our 2012 Notes and $21,062 of our 2014 Notes. In connection with the tender offer, we will recognize approximately $0.4 million as gain on early retirement of debt. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs and maintaining compliance with other debt covenants through a combination of capital retention, mortgage and equity financings, asset sales and debt repurchases, if we were to be unsuccessful in executing one or more of the strategies outlined above, our financial condition and operating results could be materially adversely affected.

3.	Basis of Presentation

First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 92.0% and 88.5% common ownership interest at December 31, 2009 and 2008, respectively. Noncontrolling interest at December 31, 2009 and 2008 represents the approximate 8.0% and 11.5%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

Our consolidated financial statements at December 31, 2009 and 2008 and for each of the years ended December 31, 2009, 2008 and 2007 include the accounts and operating results of the Company and our subsidiaries. Such financial statements present our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

4.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2009 and 2008, and the reported amounts of revenues and expenses for each of the years ended December 31, 2009, 2008 and 2007. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments. At December 31, 2009, approximately $1,000 is subject to a compensating balance arrangement. The related balance, however, is not subject to any withdrawal restrictions.

Restricted Cash

At December 31, 2009 and 2008, restricted cash includes cash held in escrow in connection with mortgage debt requirements. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. We review our properties on a periodic basis for impairment and provide a provision if impairments are found. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, we deduct from the estimated sales price of the property the estimated costs to close the sale. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the “FASB”) guidance on the impairment or disposal of long-lived assets are met.

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

Years

Buildings and Improvements	8 to 50
Land Improvements	3 to 20
Furniture, Fixtures and Equipment	5 to 10

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

We account for all acquisitions entered into subsequent to June 30, 2001 in accordance with the FASB’s guidance on business combinations. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

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

Deferred Leasing Intangibles, exclusive of deferred leasing intangibles held for sale, included in our total assets consist of the following:

	December 31,	December 31,
	2009	2008

In-Place Leases	$69,785	$84,424
Less: Accumulated Amortization	(32,788)	(30,350)

	$36,997	$54,074

Above Market Leases	$7,298	$15,830
Less: Accumulated Amortization	(2,341)	(2,607)

	$4,957	$13,223

Tenant Relationships	$26,278	$28,717
Less: Accumulated Amortization	(8,072)	(5,672)

	$18,206	$23,045

Total Deferred Leasing Intangibles, Net	$60,160	$90,342

Deferred Leasing Intangibles, exclusive of deferred leasing intangibles held for sale, included in our total liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Below Market Leases	$39,125	$42,856
Less: Accumulated Amortization	(14,371)	(12,102)

Total Deferred Leasing Intangibles, Net	$24,754	$30,754

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $18,932, $30,228, and $23,913 for the years ended December 31, 2009, 2008, and 2007, respectively. Rental revenues increased by $3,414, $8,100 and $4,265 related to net amortization of above/(below) market leases for the years ended December 31, 2009, 2008, and 2007, respectively. We will recognize net

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2009, as follows:

		Estimated Net Increase to
	Estimated Net Amortization	Rental Revenues Related to
	of In-Place Leases and	Above and Below Market
	Tenant Relationships	Leases

2010	$11,658	$3,272
2011	8,960	1,787
2012	7,409	1,292
2013	6,284	994
2014	4,886	828

Construction Revenues and Expenses

Construction revenues and expenses represent revenues earned and expenses incurred in connection with the old TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2006 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. We use the percentage-of-completion contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At December 31, 2009, we owned several land parcels located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. Additionally, the 2007 Canada Joint Venture owns three industrial properties and several land parcels in Canada for which the functional currency is the Canadian dollar. The assets and liabilities of these industrial properties and land parcels are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the industrial properties and the land parcels are translated using the average exchange rate for the period. The resulting translation adjustments are included in Accumulated Other Comprehensive Income. For the years ended December 31, 2009 and 2008, we recorded $4,320 and $(6,290) in foreign currency translation gain (loss), respectively, offset by $(2,817) and $3,498 of income tax (provision) benefit, respectively.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $17,447 and $17,918 at December 31, 2009 and 2008, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

Investments in Joint Ventures represent our noncontrolling equity interests in our Joint Ventures. We account for our Investments in Joint Ventures under the equity method of accounting, as we do not have operational control or a majority voting interest. Under the equity method of accounting, our share of earnings or losses of our Joint Ventures is reflected in income as earned and contributions or distributions increase or decrease our Investments in Joint Ventures as paid or received, respectively. Differences between our carrying

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of our Investments in Joint Ventures and our underlying equity of such Joint Ventures are amortized over the respective lives of the underlying assets.

On a periodic basis, we assess whether there are any indicators that the value of our Investments in Joint Ventures may be impaired. An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our fair values estimated in the impairment analyses may not be realized.

Stock Based Compensation

We account for stock based compensation using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.

Revenue is recognized on payments received from tenants for early lease terminations after we determine that all the necessary criteria have been met in accordance with the FASB’s guidance on accounting for leases.

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $3,235 and $2,918 as of December 31, 2009 and 2008, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

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

A benefit/provision has been made for federal income taxes in the accompanying consolidated financial statements for activities conducted in the TRSs, which has been accounted for under the FASB’s guidance on accounting for income taxes. In accordance with the guidance, the total benefit/provision has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

We and certain of our subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance. State and local income taxes are included in the benefit/provision for income taxes which is allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2006 through 2009.

Participating Securities

Net income net of preferred dividends is allocated to common stockholders and participating securities based upon their proportionate share of weighted average shares plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Certain restricted stock awards and restricted unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. See Note 11 for further disclosure about participating securities.

Earnings Per Share (“EPS”)

Basic net income (loss) per common share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period. See Note 11 for further disclosure about EPS.

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (“Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (shareholders’ equity). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net (loss) income immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 17 for more information on Agreements.

Fair Value of Financial Instruments

Financial instruments other than our derivatives (see preceding paragraph) include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage and other loans payable, unsecured line of credit and senior unsecured debt. The fair values of the short-term investments, tenant accounts receivable, net, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 6 for the fair values of the mortgage and other loans payable, unsecured line of credit and senior unsecured debt and see Note 9 for the fair value of our mortgage notes receivable.

Discontinued Operations

The FASB’s guidance on financial reporting for the disposal of long lived assets requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The guidance also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance which revises and updates previously issued guidance related to variable interest entities. This new guidance, which became effective January 1, 2010, revises the previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. We will adopt this new guidance January 1, 2010. We are currently assessing the potential impact that the adoption of this guidance will have on our financial position and results of operations.

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to noncontrolling interests within consolidated financial statements. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than the Company (formerly called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Changes in a parent’s ownership interest (and transactions with noncontrolling interest holders) while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of transactions with noncontrolling interest holders and changes in ownership percentages that occurred during the year ended December 31, 2009, we decreased noncontrolling interest and increased Additional Paid-in-Capital by $49,126, which represents the cumulative impact of historical changes in the parent’s ownership in the subsidiary. This guidance was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements need to be retrospectively applied to comparative financial statements. See Note 7 for additional disclosures.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to disclosures about derivatives and hedging activities. This guidance expands the current disclosure requirements and entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. See Note 17 for the required disclosures. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted newly issued guidance from the Emerging Issues Task Force (“EITF”) regarding the determination of whether instruments granted in share-based payment transactions are participating securities. The guidance required retrospective application. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in the computation of EPS pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Certain restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. The impact of adopting this guidance decreased previously filed basic and diluted EPS by $0.06 and $0.06 for the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 2009 we adopted newly issued guidance from the FASB regarding business combinations. This guidance states that direct costs of a business combination of an operating property, such as transaction fees, due diligence and consulting fees no longer qualify to be capitalized as part of the business combination. Instead, these direct costs need to be recognized as expense in the period in which they are incurred. Accordingly, we retroactively expensed these types of costs in 2008 related to future operating property acquisitions.

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

The equity component of our convertible unsecured notes (the “2011 Exchangeable Notes”) was $7,898 and therefore we retroactively adjusted our Senior Unsecured Debt by this amount as of September 2006. This debt discount has been subsequently amortized and as of December 31, 2009 the principal amount of the 2011 Exchangeable Notes, its unamortized discount and the net carrying amount after repurchases is $146,900, $2,030 and $144,870, respectively. In addition, we reclassified $194 of the original finance fees incurred in relation to the 2011 Exchangeable Notes to equity as of September 2006. For the year ended December 31, 2009, we recognized $10,569 of interest expense related to the 2011 Exchangeable Notes of which $9,039 relates to the coupon rate and $1,530 relates to the debt discount amortization. We anticipate amortizing the remaining debt discount into interest expense through maturity in September 2011. We recognized $3,555 and $(88) as an adjustment to total equity as of December 31, 2008 that represents amortization expense of the discount and the loan fees, respectively, which would have been recognized had the new guidance regarding accounting for convertible debt instruments been effective since the issuance date of our 2011 Exchangeable Notes.

The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of the guidance regarding business combinations for the year ended December 31, 2008 was

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an increase to general and administrative expense of $269. The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of the guidance regarding convertible debt instruments for the years ended December 31, 2008 and 2007 was an increase to interest expense of $1,580 and a decrease to amortization of deferred financing fees of $39.

The impact to the balance sheet as of December 31, 2008 related to the adoption of the guidance regarding business combinations and convertible debt instruments is as follows:

		Adjustments
		Related to	Adjustments
	Balance Sheet as	Adoption of	Related to	Balance Sheet as
	Previously	Business	Adoption of	Adjusted - as of
	Filed - as of	Combination	Convertible Debt	December 31,
	December 31, 2008	Guidance	Instrument Guidance	2008

Deferred Financing Costs, Net	$12,197	$—	$(106)	$12,091
Prepaid Expenses and Other Assets, Net	$174,743	$(269)	$—	$174,474
Senior Unsecured Debt, Net	$1,516,298	$—	$(4,343)	$1,511,955
Additional Paid-in-Capital	$1,390,358	$—	$7,666	$1,398,024
Distributions in Excess of Accumulated Earnings	$(366,962)	$(255)	$(3,012)	$(370,229)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	$864,200	$(255)	$4,654	$868,599
Noncontrolling Interest	122,548	(14)	(417)	122,117

Total Equity	$986,748	$(269)	$4,237	$990,716

5.	Investments in Joint Ventures and Property Management Services

On September 28, 1998, we entered into the 1998 Core Joint Venture with an institutional investor to invest in industrial properties. At December 31, 2006, we owned a 10% equity interest in the 1998 Core Joint Venture and provided property and asset management services to the 1998 Core Joint Venture. On January 31, 2007, we purchased the remaining 90% equity interest from the institutional investor in the 1998 Core Joint Venture. We paid $18,458 in cash and assumed $30,340 in mortgage loans payable. As of December 31, 2007, we paid off and retired the mortgage loan payable. In connection with the early repayment of the mortgage loans payable, we incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $265.

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. During the year ended December 31, 2009, we recorded an impairment loss of $243 in equity in income of Joint Ventures which represents our proportionate share of the impairment loss related to one industrial property owned by the 2003 Net Lease Joint Venture. Additionally, for the year ended December 31, 2009, we recorded an impairment loss on our investment in the 2003 Net Lease Joint Venture of $1,315 in equity in income. For the year ended December 31, 2008, we recorded an impairment loss on the investment in one industrial property owned by the 2003 Net Lease Joint Venture of $1,249 in equity in income of Joint Ventures. As of December 31, 2009, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA.

On March 18, 2005, we entered into the 2005 Development/Repositioning Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Development/Repositioning Joint Venture. During the year ended December 31, 2008, we recorded an impairment loss of $483 in equity in income of

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Ventures which represents our proportionate share of impairment loss related to two industrial properties and one land parcel owned by the 2005 Development/Repositioning Joint Venture. Additionally, for the year ended December 31, 2008 we recorded an impairment loss on our investment in the 2005 Development/Repositioning Joint Venture of $25,332 in equity in income of Joint Ventures. As of December 31, 2009, the 2005 Development/Repositioning Joint Venture owned 46 industrial properties comprising approximately 8.2 million square feet of GLA and several land parcels.

On September 7, 2005, we entered into the 2005 Core Joint Venture with an institutional investor to invest in, own and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Core Joint Venture. For the year ended December 31, 2008, we recorded an impairment loss on our investment in the 2005 Core Joint Venture of $3,153 in equity in income of Joint Ventures. As of December 31, 2009, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels.

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program. On September 18, 2009, we received a notice from the counterparty in the 2006 Net Lease Co-Investment Program that such counterparty is exercising the buy/sell provision in the program’s governing agreement to either purchase our 15% interests in the real property assets currently owned by the program or sell to us its interests in some or all of such assets, along with an additional real property asset in another program which we manage but in which we have no ownership interest. We have accepted the investor’s offered price. As a result, during the year ended December 31, 2009, we recorded an impairment loss of $1,747 in equity in loss of Joint Ventures which represents our proportionate share of the impairment loss related to one industrial property owned by the 2006 Net Lease Co-Investment Program and an impairment loss on our investment in the 2006 Net Lease Co-Investment Program of $3,879. During the year ended December 31, 2008, we recorded an impairment loss of $2,216 in equity in income of Joint Ventures which represents our proportionate share of the impairment loss related to two industrial properties owned by the 2006 Net Lease Co-Investment Program. As of December 31, 2009, the 2006 Net Lease Co-Investment Program owned 11 industrial properties comprising approximately 4.4 million square feet of GLA.

On July 21, 2006, we entered into the 2006 Land/Development Joint Venture with an institutional investor to invest in land and vertical development. We own a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2006 Land/Development Joint Venture. For the year ended December 31, 2008 we recorded an impairment loss on our investment in the 2006 Land/Development Joint Venture of $10,105 in equity in income of Joint Ventures. As of December 31, 2009, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet of GLA and several land parcels.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved. Effective September 2, 2009, we are no longer providing management services for two of the assets in the July 2007 Fund. We received a one-time fee of approximately $866 in the third quarter of 2009 from the termination of the management agreement.

During December 2007, we entered into the 2007 Canada Joint Venture and the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We own a 10% equity interest in and will provide property management, asset management, development management and leasing management services to the 2007 Canada Joint Venture and the 2007 Europe Joint

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture. As of December 31, 2009, and the 2007 Canada Joint Venture owned three industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of December 31, 2009, the 2007 Europe Joint Venture did not own any properties.

The 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, July 2007 Fund and the 2007 Canada Joint Venture are considered variable interest entities in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we are not considered the primary beneficiary for the ventures. As of December 31, 2009, our investments in the 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are $3,154, ($2,785), $133 and $1,532, respectively. Our maximum exposure to loss is equal to our investment balance of each venture as of year end plus any future contributions we make to the ventures.

During the year ended December 31, 2008, we earned acquisition fees from the 2006 Land/Development Joint Venture. During the year ended December 31, 2007, we earned acquisition fees from the 2006 Land/Development Joint Venture and the July 2007 Fund. During the year ended December 31, 2006, we earned acquisition fees from the 2003 Net Lease Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the July 2007 Fund. We deferred 15% of the acquisition fees earned from the 2003 Net Lease Joint Venture and the 2006 Net Lease Co-Investment Program activity and 10% of the acquisition fees earned from the 2005 Core Joint Venture and the 2006 Land/Development Joint Venture activity. The deferrals reduced our investment in the Joint Ventures and are amortized into income over the life of the underlying properties, generally 25 to 40 years.

At December 31, 2009 and 2008, we have a receivable from the Joint Ventures and the July 2007 Fund of $1,218 and $3,939, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRSs who are acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These amounts are included in Prepaid Expenses and Other Assets, Net.

During the years ended December 31, 2009, 2008 and 2007, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Contributions	$3,742	$16,623	$25,482
Distributions	$8,652	$22,505	$54,228
Fees	$11,174	$19,757	$25,116

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31,	December 31,
	2009	2008
Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,785,713	$1,967,717
Less: Accumulated Depreciation	(126,685)	(93,215)

Net Real Estate	1,659,028	1,874,502
Other Assets	159,659	186,881

Total Assets	$1,818,687	$2,061,383

Debt	$1,452,339	$1,442,464
Other Liabilities	70,544	130,407
Equity	295,804	488,512

Total Liabilities and Equity	$1,818,687	$2,061,383

Company’s share of Equity	$34,310	$56,066
Basis Differentials(1)	(28,507)	(39,767)

Carrying Value of the Company’s investments in Joint Ventures	$5,803	$16,299

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded to reduce certain of our investments in Joint Ventures to fair value, a gain deferral related to a property we sold to the 2003 Net Lease Joint Venture, deferred fees and certain equity costs which are not reflected at the joint venture level.

	Year Ended December 31,
	2009	2008	2007

Condensed Combined Statements of Operations
Total Revenues	$94,143	$87,900	$80,917
Expenses:
Operating and Other	42,968	37,331	27,070
Interest	42,880	53,617	46,974
Depreciation and Amortization	50,956	46,944	43,887
Impairment Loss	150,804	9,951	—

Total Expenses	287,608	147,843	117,931
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $1,177, $34,885 and $92,652 for the years ended December 31, 2009, 2008 and 2007, respectively)	1,291	24,932	85,687
Gain on Sale of Real Estate	8,603	17,093	15,523

Net (Loss) Income	$(183,571)	$(17,918)	$64,196

Company’s Share of Net (Loss) Income	(1,276)	6,661	30,045
Impairment on the Company’s Investments in Joint Ventures	(5,194)	(39,839)	—

Equity in (Loss) Income of Joint Ventures	$(6,470)	$(33,178)	$30,045

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage and Other Loans Payable, Net, Senior Unsecured Notes, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage and other loans, senior unsecured notes and Unsecured Line of Credit:

	Outstanding				Effective
	Balance at		Interest		Interest
		(As Adjusted)	Rate at		Rate at
	December 31,	December 31,	December 31,		December 31,		Maturity
	2009	2008	2009		2009		Date

Mortgage and Other Loans Payable, Net	$402,974	$77,396	5.92%	- 9.25%	4.93%	-9.25%	December 2010 - September 2024
Unamortized Premiums	(1,025)	(1,717)

Mortgage Loans Payable, Gross	$401,949	$75,679

Senior Unsecured Notes, Net
2016 Notes	$159,843	$194,524	5.750%		5.91%		01/15/16
2017 Notes	87,187	99,914	7.500%		7.52%		12/01/17
2027 Notes	13,559	15,056	7.150%		7.11%		05/15/27
2028 Notes	189,862	199,846	7.600%		8.13%		07/15/28
2011 Notes	143,447	199,868	7.375%		7.39%		03/15/11
2012 Notes	143,837	199,546	6.875%		6.85%		04/15/12
2032 Notes	34,651	49,480	7.750%		7.87%		04/15/32
2009 Notes	—	124,980	5.250%		4.10%		06/15/09
2014 Notes	105,253	114,921	6.420%		6.54%		06/01/14
2011 Exchangeable Notes*	144,870	195,657	4.625%		4.63%		09/15/11
2017 II Notes	117,605	118,163	5.950%		6.37%		05/15/17

Subtotal	$1,140,114	$1,511,955
Unamortized Discounts	11,191	16,545

Senior Unsecured Notes, Gross	$1,151,305	$1,528,500

Unsecured Line of Credit	$455,244	$443,284	1.256%		1.256%		09/28/12

*	The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of our common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share which is an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of our common stock on September 19, 2006. In connection with our offering of the 2011 Exchangeable Notes, we entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of our common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the our common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to our common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call is accounted for as a hedge and included in First Industrial Realty Trust, Inc.’s Stockholders’ Equity because the derivative is indexed to our own stock and meets the scope exception within the derivative guidance.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage and Other Loans Payable, Net

During year ended December 31, 2009, we obtained the following mortgage loans:

						Number of		Property
	Principal					Industrial		Carrying
	Balance at					Properties		Value at
Mortgage	December 31,	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	December 31,
Financing	2009	Rate	Date	Date	Period	Mortgage	(In millions)	2009

I	$14,680	7.50%	May 7, 2009	June 5, 2016	25-year	1	0.6	$21,992
II	$62,500	7.75%	May 8, 2009	June 1, 2016	25-year	26	3.1	$92,982
III	$77,000	7.87%	June 3, 2009	July 1, 2019	30-year	28	2.6	$125,691
IV	$2,000	7.50%	August 27, 2009	September 5, 2014	22-year	1	0.1	$3,582
	$5,850	7.60%	August 27, 2009	September 5, 2016	25-year	1	0.2	$9,862
	$5,000	7.60%	August 26, 2009	September 5, 2016	25-year	1	0.2	$6,562
V	$7,350	6.95%	September 21, 2009	October 15, 2014	25-year	7	0.2	$8,271
	$4,100	7.05%	September 21, 2009	October 15, 2014	25-year	1	0.1	$5,020
	$8,900	7.05%	September 21, 2009	October 15, 2014	25-year	5	0.5	$11,885
VI	$13,880	6.42%	September 24, 2009	November 1, 2014	25-year	5	0.3	$17,812
VII	$27,780	7.50%	October 1, 2009	October 1, 2014	30-year	8	0.7	$34,505
VIII	$14,818	6.75%	October 1, 2009	September 30, 2012*	25-year	5	0.8	$19,725
IX	$11,375	7.60%	October 15, 2009	November 5, 2014	25-year	1	0.4	$14,929
X	$38,200	7.50%	December 4, 2009	January 1, 2020	30-year	11	1.2	$56,261
XI	$27,500	6.70%	December 18, 2009	January 1, 2015	25-year	10	0.8	$33,814
XII	$18,850	7.50%	December 29, 2009	December 29, 2014	30-year	14	0.6	$27,249

	$339,783							$490,142

*	This mortgage loan has two one-year extension options.

For Mortgage Financings I, II, III, IV, VII, IX, X and XI, principal prepayments are prohibited for certain time periods up to 60 months after loan origination, depending on the agreement. For Mortgage Financings V, VI, VIII and XII, principal prepayments are allowed at any time. Prepayment premiums range from 5% to 0.5% of the loan balance (or a yield maintenance amount), typically decreasing as the loan matures.

On June 1, 2009 we paid off and retired our secured mortgage debt maturing in July 2009 in the amount of $5,025.

On December 11, 2009 we prepaid and retired without penalty our secured mortgage debt maturing in December 2019 in the amount of $4,550.

As of December 31, 2009, mortgage and other loans payable of $402,974 are collateralized by industrial properties with a net carrying value of $583,300 and one letter of credit. Additionally, the industrial properties that are the collateral for Mortgage Financing V are cross-collateralized. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2009.

Senior Unsecured Notes, Net

On June 15, 2009, we paid off and retired our 2009 Notes in the amount of $105,721.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009 and December 31, 2008, we repurchased and retired the following senior unsecured debt prior to its maturity:

	Principal Amount Repurchased		Purchase Price
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

2009 Notes	$19,279	$—	$19,064	$—
2011 Notes	56,502	—	52,465	—
2011 Exchangeable Notes	53,100	—	48,938	—
2012 Notes	55,935	—	48,519	—
2014 Notes	12,000	—	8,810	—
2016 Notes	34,821	5,000	24,511	4,488
2017 Notes	12,747	—	10,399	—
2017 II Notes	590	31,570	439	28,037
2027 Notes	1,500	—	1,078	—
2028 Notes	10,000	—	7,548	—
2032 Notes	15,000	—	11,313	—

	$271,474	$36,570	$233,084	$32,525

In connection with these repurchases prior to maturity, we recognized $34,562 and $2,749 as gain on early retirement of debt for the years ended December 31, 2009 and December 31, 2008, respectively, which is the difference between the repurchase amount of $233,084 and $32,525, respectively, and the principal amount retired of $271,474 and $36,570, respectively, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $2,052, $1,286 and $523, respectively, and $89, $376 and $831, respectively. In addition, we allocated $33 of the purchase price for our 2011 Exchangeable Notes to the reacquisition of the 2011 Exchangeable Notes equity component for the year ended December 31, 2009.

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contains certain covenants, including limitations on incurrence of debt and debt service coverage. We believe the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt as of December 31, 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.

Unsecured Line of Credit

We have maintained our Unsecured Line of Credit since 1997. The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500,000 and bears interest at a floating rate of LIBOR plus 1.0%, or the prime rate plus 0.15%, at our election. At December 31, 2009, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.256%. The portion of the Unsecured Line of Credit available in multiple currencies is $161,000. The Unsecured Line of Credit contains certain covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Line of Credit as of December 31, 2009. However,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention and rental rates as well as internal projections of interest expense and preferred dividends.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage and other loans payable, senior unsecured debt and Unsecured Line of Credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2010	$18,650
2011	301,691
2012	622,463
2013	6,912
2014	228,440
Thereafter	830,342

Total	$2,008,498

Fair Value

At December 31, 2009 and 2008, the fair value of our mortgage and other loans payable, senior unsecured debt and Unsecured Line of Credit were as follows:

	December 31, 2009		December 31, 2008
			(As Adjusted)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable	$402,974	$407,706	$77,396	$75,817
Senior Unsecured Debt	1,140,114	960,452	1,511,955	1,101,217
Unsecured Line of Credit	455,244	422,561	443,284	400,849

Total	$1,998,332	$1,790,719	$2,032,635	$1,577,883

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 27, 2004, we issued 50,000 Depositary Shares, each representing 1/100th of a share of our 6.236%, $0.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On October 1, 2009, the new coupon rate was 6.405%. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. In October 2008, we entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (see Note 17 for further information on the agreement).

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

The following table summarizes certain information regarding our preferred stock:

	Stated Value at
	December 31,	December 31,
	2009	2008

Series F Preferred Stock	$50,000	$50,000
Series G Preferred Stock	25,000	25,000
Series J Preferred Stock	150,000	150,000
Series K Preferred Stock	50,000	50,000

Total	$275,000	$275,000

Shares of Common Stock

For the years ended December 31, 2009, 2008 and 2007, 415,466, 632,492, and 119,747, shares of common stock, respectively, were converted from an equivalent number of limited partnership interests in the Operating Partnership (“Units”), resulting in a reclassification of $7,817, $14,581 and $2,855, respectively, of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 8, 2008, the Company’s DRIP became effective. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds. During the year ended December 31, 2009, we issued 3,034,120 shares under the direct stock purchase component of the DRIP for $15,920.

On October 5, 2009, we sold in an underwritten public offering 13,635,700 shares of the Company’s common stock at a price of $5.25 per share. Gross offering proceeds from the issuance were $71,587 in the aggregate. Proceeds to us, net of underwriters’ discount of $3,042 and total expenses of $765, were approximately $67,780.

During the year ended December 31, 2009, we awarded 50,445 shares of common stock to certain directors. The common stock shares had a fair value of approximately $240 upon issuance.

Treasury Stock

In March 2000 and in September 2007, our Board of Directors authorized a stock repurchase plan pursuant to which we are permitted to purchase up to $100,000 (the “March 2000 Program”) and $100,000, respectively, of our outstanding common stock. We may make purchases from time to time in the open market or in privately negotiated transactions, depending on market and business conditions. During the year ended December 31, 2007, we repurchased 1,797,714 shares at an average price per share of $38.62, including brokerage commissions. During November 2007, we completed the March 2000 Program.

Non-Qualified Employee Stock Options

For the year ended December 31, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Proceeds to us were approximately $613.

For the year ended December 31, 2008, certain employees of the Company exercised 6,300 non-qualified employee stock options. Proceeds to us were approximately $174.

Restricted Stock/Units

During the years ended December 31, 2009, 2008, and 2007 we awarded 0, 583,871, and 442,008 restricted shares of common stock, respectively, as well as 1,473,600, 4,757, and 0 restricted stock units, respectively, to certain employees of the Company and 35,145, 21,945, and 17,139 restricted shares of common stock, respectively, to certain directors of the Company. See Note 16 for further disclosure on our stock based compensation.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll-forward of our shares of common stock outstanding, including unvested restricted shares of common stock for the three years ended December 31, 2009:

Shares of
Common Stock
Outstanding

Balance at December 31, 2006	45,010,630

Stock Option Exercises	19,600
Issuance of Restricted Stock Shares	459,147
Repurchase of Treasury Shares	(1,797,714)
Repurchase and Retirement of Restricted Stock Shares	(139,261)
Conversion of Operating Partnership Units	119,747

Balance at December 31, 2007	43,672,149

Stock Option Exercises	6,300
Issuance of Common Stock	138
Issuance of Restricted Stock Shares	605,816
Repurchase and Retirement of Restricted Stock Shares	(264,713)
Conversion of Operating Partnership Units	632,492

Balance at December 31, 2008	44,652,182

Issuance of Common Stock	16,874,884
Issuance of Restricted Stock Shares	35,145
Repurchase and Retirement of Restricted Stock Shares	(132,463)
Conversion of Operating Partnership Units	415,466

Balance at December 31, 2009	61,845,214

Dividends/Distributions

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On October 1, 2009, the new coupon rate was 6.405%. See Note 16 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions declared for the past three years:

	Year Ended 2009		Year Ended 2008		Year Ended 2007
	Dividend/		Dividend/		Dividend/
	Distribution	Total	Distribution	Total	Distribution	Total
	per Share/	Dividend/	per Share/	Dividend/	per Share/	Dividend/
	Unit	Distribution	Unit	Distribution	Unit	Distribution

Common Stock/Operating Partnership Units	$0.0000	$—	$2.4100	$121,882	$2.8500	$146,126
Series C Preferred Stock	$ N/A	$ N/A	$ N/A	$ N/A	$94.6353	$1,893
Series F Preferred Stock	$6,414.5700	$3,207	$6,236.0000	$3,118	$6,236.0000	$3,118
Series G Preferred Stock	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series J Preferred Stock	$18,125.2000	$10,875	$18,125.2000	$10,875	$18,125.2000	$10,875
Series K Preferred Stock	$18,125.2000	$3,625	$18,125.2000	$3,625	$18,125.2000	$3,625

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in Noncontrolling Interest for the years ended December 31, 2009, 2008 and 2007:

	Year Ended
		(As Adjusted)	(As Adjusted)
	December 31,	December 31,	December 31,
	2009	2008	2007

Noncontrolling Interest, Beginning of Year	$122,117	$150,117	$152,497
Net (Loss) Income	(1,547)	2,990	18,841
Other Comprehensive Loss (Income)	248	(1,391)	142

Comprehensive Loss (Income)	(1,299)	1,599	18,983

Conversion of Units to Common Stock	(7,817)	(14,581)	(2,855)
Reallocation — Additional Paid In Capital	(49,126)	—	—
Reallocation — Other Comprehensive Income	931	—	—
Distributions	—	(15,018)	(18,508)

Noncontrolling Interest, End of Year	$64,806	$122,117	$150,117

8.	Acquisition and Development of Real Estate

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

In 2009, we acquired one land parcel. The purchase price of the land parcel was approximately $208, excluding costs incurred in conjunction with the acquisition of the land parcel. We also substantially completed the development of two industrial properties comprising approximately 1.1 million square feet of GLA at a cost of approximately $41,258. We reclassed the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

In-Place Leases	$—	$21,054
Above Market Leases	$—	$61
Tenant Relationships	$—	$7,163
Below Market Leases	$—	$(7,070)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

In-Place Leases	N/A	115
Above Market Leases	N/A	43
Tenant Relationships	N/A	99
Below Market Leases	N/A	137

9.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2007, we sold 164 industrial properties comprising approximately 13.7 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 164 industrial properties and several land parcels were approximately $881,278. The gain on sale of real estate was approximately $254,387, of which $244,962 is shown in discontinued operations. One-hundred sixty-one of the 164 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 161 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the three industrial properties and several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

In 2008, we sold 114 industrial properties comprising approximately 9.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 114 industrial properties and several land parcels were approximately $583,211. The gain on sale of real estate was approximately $184,175, of which $172,167 is shown in discontinued operations. One-hundred thirteen of the 114 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 113 sold industrial properties that meet the criteria are included in discontinued operations. The results of operations and gain on sale of real estate for the one industrial property and several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

In 2009, we sold 15 industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 15 industrial properties and several land parcels were approximately $100,194. The gain on sale of real estate was approximately $24,580, of which $24,206 is shown in discontinued operations. The 15 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 15 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, we had seven industrial properties comprising approximately 0.6 million square feet of GLA held for sale. The results of operations of the seven industrial properties held for sale at December 31, 2009 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007

Total Revenues	$9,464	$40,966	$109,022
Property Expenses	(2,427)	(13,880)	(35,856)
Depreciation and Amortization	(2,647)	(11,902)	(34,178)
Gain on Sale of Real Estate	24,206	172,167	244,962
Provision for Income Taxes	(1,816)	(4,887)	(38,673)

Income from Discontinued Operations	$26,780	$182,464	$245,277

At December 31, 2009 and 2008, we had notes receivables outstanding of approximately $60,029 and $37,512, net of a discount of $449 and $0, respectively, which is included as a component of Prepaid Expenses and Other Assets, Net. At December 31, 2009 and 2008, the fair value of the notes receivables were $56,812 and $31,061, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Interest paid, net of capitalized interest	$115,990	$113,062	$118,909

Capitalized Interest	$281	$7,775	$8,413

Income Taxes (Refunded) Paid	$(54,173)	$2,355	$42,169

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$—	$12,614	$36,079

Distribution payable on preferred stock	$452	$1,232	$1,232

Exchange of units for common stock:
Noncontrolling interest	$(7,817)	$(14,581)	$(2,855)
Common stock	4	6	—
Additional paid-in-capital	7,813	14,575	2,855

	$—	$—	$—

In conjunction with property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$—	$(464)	$(6,095)

Mortgage debt	$—	$(7,852)	$(38,590)

Write-off of fully depreciated assets	$(55,089)	$(72,406)	$(45,031)

In conjunction with certain property sales, we provided seller financing or assigned a mortgage loan payable:
Notes receivable	$20,645	$62,613	$48,282

Mortgage Note Payable	$—	$—	$769

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

		(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(22,825)	$(148,103)	$(79,074)
Noncontrolling Interest Allocable to Continuing Operations	4,297	20,656	12,964

Loss from Continuing Operations, Net of Noncontrolling Interest and Income Tax	(18,528)	(127,447)	(66,110)
Gain on Sale of Real Estate	374	12,008	9,425
Income Tax Provision Allocable to Gain on Sale of Real Estate	(143)	(3,782)	(3,082)
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	(24)	(1,020)	(802)
Preferred Stock Dividends	(19,516)	(19,428)	(21,320)
Redemption of Preferred Stock	—	—	(2,017)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(37,837)	$(139,669)	$(83,906)

Income from Discontinued Operations	$28,596	$187,351	$283,950
Income Tax Provision Allocable to Discontinued Operations	(1,816)	(4,887)	(38,673)
Noncontrolling Interest Allocable to Discontinued Operations	(2,726)	(22,626)	(31,003)
Discontinued Operations Allocable to Participating Securities	—	(2,553)	(2,597)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$24,054	$157,285	$211,677

Net (Loss) Income Available	(13,783)	20,169	130,368
Net Income Allocable to Participating Securities	—	(2,553)	(2,597)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(13,783)	$17,616	$127,771

Denominator:
Weighted Average Shares — Basic and Diluted	48,695,317	43,192,969	44,085,998
Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.78)	$(3.23)	$(1.90)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.49	$3.64	$4.80

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.28)	$0.41	$2.90

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable dividends of the Company.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Allocation of		Allocation of		Allocation of
		Net Income		Net Income		Net Income
		Available to		Available to		Available to
		Participating		Participating		Participating
		Securities For		Securities For		Securities For
	Unvested Awards	the Year	Unvested Awards	the Year	Unvested Awards	the Year
	Outstanding at	Ended	Outstanding at	Ended	Outstanding at	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2008	2007	2007

Participating Securities:
Restricted Stock Awards	355,645		757,041		909,966
Restricted Unit Awards	—		4,619		—

	355,645	$—	761,660	$482	909,966	$2,597

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the year ended December 31, 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the years ended December 31, 2009, 2008 and 2007 as the effect of stock options and restricted stock/unit awards was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of	Number of
	Awards	Awards	Awards
	Outstanding At	Outstanding At	Outstanding At
	December 31,	December 31,	December 31,
	2009	2008	2007

Non-Participating Securities:
Restricted Unit Awards	1,218,800	—	—
Options	139,700	278,601	355,901

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

12.	Income Taxes

For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. We did not pay common share distributions for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the distributions per common share were classified as follows:

		As a Percentage		As a Percentage
	2008	of Distributions	2007	of Distributions

Ordinary income	$0.1127	4.68%	$0.6158	21.61%
Long-term capital gains	1.3166	54.63%	1.2950	45.44%
Unrecaptured Section 1250 gain	0.8141	33.78%	0.6721	23.58%
Return of capital	—	0.00%	0.2671	9.37%
Qualified Dividends	0.1666	6.91%	—	0.00%

	$2.4100	100.00%	$2.8500	100.00%

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain, or qualified dividends. For the years ended December 31, 2009, 2008 and 2007, the preferred distributions per depositary share were classified as follows:

		As a Percentage
Series C Preferred Stock	2007	of Distributions

Ordinary income	$0.1285	23.84%
Long-term capital gains	0.2703	50.14%
Unrecaptured Section 1250 gain	0.1403	26.02%
Qualified Dividends	—	0.00%

	$0.5391	100.00%

		As a Percentage		As a Percentage		As a Percentage
Series J Preferred Stock	2009	of Distributions	2008	of Distributions	2007	of Distributions

Ordinary income	$—	0.00%	$0.0847	4.68%	$0.4322	23.84%
Long-term capital gains	1.3697	75.57%	0.9902	54.63%	0.9087	50.14%
Unrecaptured Section 1250 gain	0.4428	24.43%	0.6123	33.78%	0.4716	26.02%
Qualified Dividends	—	0.00%	0.1253	6.91%	—	0.00%

	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%

		As a Percentage		As a Percentage		As a Percentage
Series K Preferred Stock	2009	of Distributions	2008	of Distributions	2007	of Distributions

Ordinary income	$—	0.00%	$0.0847	4.68%	$0.4322	23.84%
Long-term capital gains	1.3697	75.57%	0.9902	54.63%	0.9087	50.14%
Unrecaptured Section 1250 gain	0.4428	24.43%	0.6123	33.78%	0.4716	26.02%
Qualified Dividends	—	0.00%	0.1253	6.91%	—	0.00%

	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%

The components of income tax benefit (expense) for the TRSs for the years ended December 31, 2009, 2008 and 2007 are comprised of the following:

	2009	2008	2007

Current:
Federal	$38,703	$5,114	$(28,209)
State	372	814	(4,934)
Foreign	(835)	(649)	—
Deferred:
Federal	(15,816)	(526)	3,977
State	(557)	(107)	571
Foreign	9	671	—

	$21,876	$5,317	$(28,595)

In addition to income tax benefit (expense) recognized by the TRSs, $1,320, $(1,028) and $(1,960) of state income tax benefit (expense) was recognized by the Company and is included in income tax benefit

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(expense) on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of our old TRS. As a result, the Company completed a transaction on September 1, 2009 whereby approximately 75% of the assets formerly held by the old TRS are now held by FI LLC (which is wholly owned by the Operating Partnership). The remaining 25% of the assets are now held by FRIP (which is 99% owned by the new TRS). On November 6, 2009, legislation was signed that allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 due to the tax liquidation of the old TRS.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRSs include the following as of December 31, 2009 and 2008.

	2009	2008

Bad debt expense	$1	$196
Investment in Joint Ventures	1,679	19,621
Fixed assets	1,074	9,625
Prepaid rent	114	494
Capitalized general and administrative expense under 263A	—	3,711
Deferred losses/gains	—	71
Accrued contingency loss	—	377
Restricted stock	34	2,326
Accrual for Restructuring Costs	—	751
Abandoned Project Costs	—	1,150
Federal net operating loss carrying forward	345	—
State net operating loss carrying forward	11	131
Foreign net operating loss carrying forward	77	—
Valuation Allowance	(1,299)	(19,501)
Other	752	836

Total deferred tax assets	$2,788	$19,788

Straight-line rent	(507)	(1,936)
Fixed assets	(1,358)	(53)
Capitalized interest under 263A	—	(362)
Other	(3)	(243)

Total deferred tax liabilities	$(1,868)	$(2,594)

Total net deferred tax asset	$920	$17,194

As of December 31, 2009 and 2008, the TRSs had net deferred tax assets of $920 and $17,194, after valuation allowances of $1,299 and $19,501, respectively. Included in net income for the old TRS for the year ended December 31, 2008 is $39,073 of impairment loss in Equity in Income of Joint Ventures. We recorded a valuation allowance to offset the deferred tax asset that was created by these impairments during the year ended December 31, 2008. The deferred tax assets and liabilities of the old TRS were eliminated on September 1, 2009 as FI LLC is a nontaxable entity. The deferred tax assets and liabilities as of December 31,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 represent those of the new TRS, and we have recorded a valuation allowance to offset the net deferred tax assets of the new TRS.

The new TRS has a net operating loss carryforward related to federal, state and foreign taxes of $433 and a tax credit carryforward of $684 at December 31, 2009.

The TRSs’ components of income tax benefit (expense) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(354)	$(1,155)	$(2,641)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(1,462)	(3,732)	(36,032)
Tax expense associated with gains and losses on the sale of real estate	(143)	(3,782)	(3,082)
Income tax benefit	23,835	13,986	13,160

Income tax benefit (expense)	$21,876	$5,317	$(28,595)

The income tax benefit pertaining to income from continuing operations and gain on sale of real estate for the TRSs differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2009	2008	2007

Tax benefit at federal rate related to continuing operations	$8,343	$28,377	$8,659
State tax (expense) benefit, net of federal benefit	493	2,799	1,066
Non-deductible permanent items	(1,652)	(1,852)	(121)
Prior year provision to return adjustments	—	7	436
Change in valuation allowance	16,269	(19,501)	—
Foreign taxes, net	345	344	—
Old TRS liquidation	70	—	—
Other	(176)	30	38

Net income tax benefit	$23,692	$10,204	$10,078

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

On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believe there is a very low probability that the Michigan Supreme Court will accept the case. Therefore, in September 2009 the Company reversed its accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of $2,200.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had no unrecognized tax benefits as of December 31, 2009 and 2008. To the extent we have unrecognized tax benefits in the future, it will be our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

In connection with our periodic review of the carrying values of our properties and due to continuing softness of the economy in certain markets, we determined in the third quarter of 2009 that an impairment loss in the amount of $6,934 should be recorded to a certain property comprised of 0.2 million square feet of GLA in the Inland Empire market in California (“Inland Empire Property”).

Additionally, during the year ended December 31, 2009, we recorded $5,194 in impairment charges on our interest in the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture (see Note 5).

The following table presents information about our impairment charges that were measured on a fair value basis for the year ended December 31, 2009. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	December 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Inland Empire Property	$3,830	—	—	$3,830	$(6,934)
Unconsolidated Joint Venture investments	$3,910	—	—	$3,910	$(5,194)

The non-cash impairment charge related to the Inland Empire Property is based upon the difference between the fair value of the property and its carrying value. The non-cash impairment charge related to our unconsolidated Joint Venture investments is based upon the difference between the fair value of our equity interest and our carrying value. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sale transactions and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of an investment, however; in certain circumstances, a single valuation technique may be appropriate.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation for our impairment charges classified as Level 3 at December 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Impairment Charges

Beginning balance at December 31, 2008	$—
Total unrealized losses:
Impairment on Real Estate	(12,128)

Ending balance at December 31, 2009	$(12,128)

14.	Restructuring Costs

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. On February 25 and September 25, 2009, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions.

For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7,806 to provide for employee severance and benefits ($5,186), costs associated with the termination of certain office leases ($1,867) and other costs ($753) associated with implementing the restructuring plan. Included in employee severance costs is $2,931 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the year ended December 31, 2009. At December 31, 2009, we have $2,884 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

For the year ended December 31, 2008, we recorded as reorganization costs, a pre-tax charge of $27,349 to provide for employee severance and benefits ($24,825), costs associated with the termination of certain office leases ($1,162) and contract cancellation and other costs ($1,362) associated with implementing the restructuring plan. Included in employee severance costs is $9,585 of non-cash costs which represents the accelerated recognition of restricted stock for certain employees. At December 31, 2008 the Company has $6,695 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

15.	Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2009 are approximately as follows:

2010	$239,435
2011	198,847
2012	157,722
2013	120,792
2014	88,445
Thereafter	407,387

Total	$1,212,628

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stock Based Compensation

We maintain four stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.4 million shares reserved under the Stock Incentive Plans. Only officers, certain employees, our Independent Directors and our affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/Unit awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2009, stock options and restricted stock/Units covering 1.7 million shares were outstanding and 1.4 million shares were available under the Stock Incentive Plans. At December 31, 2009, all outstanding stock options are vested. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2007	355,901	$31.68	$25.13-$33.15	$3,669
Exercised	(6,300)	$27.58	$25.13-$31.13	$24
Expired or Terminated	(71,000)	$31.13	$31.13-$31.13

Outstanding at December 31, 2008	278,601	$31.92	$27.25-$33.15	$—

Expired or Terminated	(138,901)	$31.94	$27.69-$33.13

Outstanding at December 31, 2009	139,700	$31.89	$27.25-$33.15	$—

The following table summarizes currently outstanding and exercisable options as of December 31, 2009:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$27.25 - $30.53	42,900	1.18	$30.07
$31.05 - $33.15	96,800	1.40	$32.70

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2009, 2008 and 2007, we made matching contributions of $0, $0, and $542, respectively.

For the years ended December 31, 2009, 2008 and 2007, we awarded 1,473,600, 588,628, and 442,008 restricted stock and unit awards to our employees having a fair value at grant date of $7,406, $18,860, and $20,882, respectively. We also awarded 35,145, 21,945, and 17,139 restricted stock awards to our directors having a fair value at grant date of $149, $603, and $688, respectively. Restricted stock awards granted to employees generally vest over a period of three to four years and restricted stock awards granted to directors generally vest over a period of five years. For the years ended December 31, 2009, 2008 and 2007, we recognized $13,015, $25,883, and $14,150 in restricted stock amortization related to restricted stock awards, of which $45, $1,519, and $1,707, respectively, was capitalized in connection with development activities. At December 31, 2009, we have $9,747 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.22 years. We did not award options to our employees or our directors during the years ended December 31, 2009, 2008 and 2007 and all outstanding options are fully vested; therefore, no stock-based employee compensation expense

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to options is included in Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities.

Restricted stock award and restricted stock unit award transactions for the years ended December 31, 2009 and 2008 are summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	909,966	$41.88
Issued	610,573	$31.88
Vested	(733,666)	$22.97
Forfeited	(25,213)	$35.17

Outstanding at December 31, 2008	761,660	$36.00

Issued	1,508,745	$5.01
Vested	(571,149)	$28.79
Forfeited	(124,811)	$7.51

Outstanding at December 31, 2009	1,574,445	$11.17

During the year ended December 31, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. These restricted stock units had a fair value of approximately $6,014 on the date of issuance. Of these restricted stock units, a total of 600,000 (the “Service Awards”) vest in four equal installments on the first, second, third and fourth year anniversary of December 31, 2008, and a total of 400,000 (the “Performance Awards I”) vest in four installments of up to 100,000 on the first, up to 200,000 on the second, up to 300,000 on the third and up to 400,000 on the fourth year anniversary of December 31, 2008, to the extent certain market conditions are met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and December 31, 2013. Both the Service Awards and Performance Awards I require the Chief Executive Officer to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement. The Service Awards are amortized over the four year service period. The Performance Awards I are amortized over the service period of each installment.

During the year ended December 31, 2009, we made a grant of 473,600 restricted stock units to certain members of management (the “Performance Awards II”). The Performance Awards II had a fair value of approximately $1,392 on the date of issuance and will vest in four installments on the first, second, third and fourth anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2014. The Performance Awards II are amortized over the service period of each installment. In conjunction with the issuance of the Performance Awards II, the members of management were also granted cash awards with a fair value of $792. The cash awards vest on June 30, 2010 and compensation expense is recognized on a straight-line basis over the service period. In order to receive the Performance Awards II and the cash awards, the members of management are required to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Performance Awards I and the Performance Awards II at issuance was determined using a Monte Carlo simulation model with the following assumptions:

	Performance Awards I	Performance Awards II

Expected dividend yield	0.0%	0.0%
Expected stock volatility	57.18% to 119.55%	76.29% to 162.92%
Risk-free interest rate	0.40% to 1.84%	0.43% to 2.38%
Expected life (years)	1-4	1-4
Fair value	$4.49	$2.94

On October 23, 2008, we granted stock appreciation rights (“SARs”) to our former interim Chief Executive Officer (who is currently Chairman of the Board of Directors of the Company) that entitles him to a special cash payment equal to the appreciation in value of 75,000 shares of our common stock. The payment is to be based on the excess of the closing price of our common stock on October 22, 2009 over $7.94, the closing price on the grant date. The award fully vested during the three months ended December 31, 2008 upon his acceptance of the position. Since the closing price of our stock on October 22, 2009 was less than $7.94, no payment was made. During the years ended December 31, 2009 and 2008, we recognized compensation expense of $(197) and $197 relating to the SARs.

17.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our cash flow volatility exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In January 2008, we entered into two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. On March 20, 2009, the fair value of Forward Starting Agreement 1 was a liability of $4,442 and on April 6, 2009, the fair value of Forward Starting Agreement 2 was a liability of $4,023. These amounts are included in Other Comprehensive Income (“OCI”) and will be amortized over five years, which was the original life of the Forward Starting Agreement 1 and Forward Starting Agreement 2, as an increase to interest expense. On May 8, 2009, we settled the Forward Starting Agreement 1 and paid the counterparty $4,105 and on June 3, 2009 we settled the Forward Starting Agreement 2 and paid the counterparty $3,386. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt was locked until settlement is $974 for the year ended December 31, 2009 and is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements in the statement of operations.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,026 into net income by increasing interest expense for the Forward Starting Agreement 1 and Forward Starting Agreement 2 and similar interest rate protection agreements we settled in previous periods.

As of December 31, 2009, we also have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. We anticipate, based

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on ongoing evaluation of effectiveness, that the Interest Rate Swap Agreement has been and will continue to be highly effective, and, as a result, the change in the fair value is shown in OCI.

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On October 1, 2009, the new coupon rate was 6.405% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and for the year ended December 31, 2009, and we incurred $472, of which $152 was outstanding at December 31, 2009.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet as of December 31, 2009:

					Fair Value As of	Fair Value As of
		Fixed	Trade	Maturity	December 31,	December 31,
Hedge Product	Notional Amount	Pay Rate	Date	Date	2009	2008

Derivatives designated as hedging instruments:
Forward-Starting Agreement 1	$59,750	4.0725%	January 2008	May 8, 2009	$—	$(3,429)
Forward-Starting Agreement 2	59,750	4.0770%	January 2008	June 3, 2009	—	(3,452)
Interest Rate Swap Agreement	50,000	2.4150%	March 2008	April 1, 2010	(267)	(858)

Total derivatives designated as hedging instruments:	$169,500				$(267)	$(7,739)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	93	(3,073)

Total Derivatives	$219,500			Total	$(174)	$(10,812)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of December 31, 2009, the outstanding payable was $152.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the years ended December 31, 2009 and December 31, 2008.

		Year Ended
		December 31,	December 31,
Interest Rate Products	Location on Statement	2009	2008

Loss Recognized in OCI
(Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$(993)	$(7,739)
Amortization Reclassified from OCI into Income	Interest Expense	$(796)	$792
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Gain on Interest Rate Protection Agreements	$974	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally as of December 31, 2009, one of the Joint Ventures has interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships are considered highly effective and as such, for the years ended December 31, 2009 and 2008, we recorded $1,060 and $(1,547) in unrealized gain (loss), respectively, representing our 10% share, offset by $(450) and $610 of income tax (provision) benefit, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swap Agreement	$267	—	$267	—
Series F Agreement	$59	—	—	$59

The valuation of the Interest Rate Swap Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We believe the inputs obtained related to our CVAs are observable and therefore fall under Level 2 of the fair value hierarchy. Accordingly, the liabilities related to the Interest Rate Swap Agreement are classified as Level 2 amounts.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation for our liabilities classified as Level 3 at December 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance at December 31, 2008	$(3,073)
Total realized gains:
Mark-to-Market on Series F Agreement	3,014

Ending liability balance at December 31, 2009	$(59)

18.	Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2008 and 2007 this relative received approximately $95 and $240, respectively, in brokerage commissions or other fees for transactions with the Company and the Joint Ventures.

19.	Commitments and Contingencies

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

At December 31, 2008 our investment in the 2005 Development/Repositioning Joint Venture was $0. This investment balance was written down to $0 due to impairment losses we recorded in the year ended December 31, 2008. At December 31, 2009 our investment in the 2005 Development/Repositioning Joint Venture is $(2,785) and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations to this venture.

Ten properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.

At December 31, 2009, we had 17 letters of credit outstanding in the aggregate amount of $6,230. These letters of credit expire between January 2010 and November 2010.

Ground and Operating Lease Agreements

For the years ended December 31, 2009, 2008 and 2007, we recognized $4,181, $4,072 and $3,102 in operating and ground lease expense.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee, offset by sub-lease rental payments under non-cancelable operating leases, as of December 31, 2009, are as follows:

2010	$3,001
2011	2,121
2012	1,640
2013	1,541
2014	1,328
Thereafter	29,326

Total	$38,957

20.	Subsequent Events

From January 1, 2010 to February 26, 2010, we sold two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. Gross proceeds from the sale of the two industrial properties and several land parcels were approximately $27,433. There were no industrial properties acquired during this period.

On February 8, 2010, we consummated a tender offer pursuant to which we purchased $72,702 of our 2011 Notes, $66,236 of our 2012 Notes and $21,062 of our 2014 Notes. In connection with the tender offer, we will recognize approximately $0.4 million as gain on early retirement of debt.

Subsequent to January 1, 2010, we obtained four mortgage loans in the amounts of $7,780, $7,200, $4,300 and $8,250. The mortgages are collateralized by four industrial properties totaling approximately 0.8 million square feet of GLA. The mortgages bear interest at a fixed rate of 7.40%. The mortgages mature between February, 2015 and March, 2015.

On February 26, 2010, the IRS notified us of its intent to examine the tax returns filed by the old TRS for the years ended December 31, 2008 and December 31, 2009.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (unaudited)

The following table summarizes our quarterly financial information. The first, second and third fiscal quarters of 2009 and all fiscal quarters in 2008 have been revised in accordance with guidance on accounting for discontinued operations.

Net income available to common stockholders and basic and diluted EPS from net income available to common stockholders has not been affected.

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$110,881	$106,529	$104,428	$90,120
Equity in Income (Loss) of Joint Ventures	29	1,551	(5,889)	(2,161)
Noncontrolling Interest Allocable to Continuing Operations	2,658	1,457	1,039	(857)
(Loss) Income from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(15,755)	(7,138)	(4,041)	8,406
Income from Discontinued Operations, Net of Income Tax	5,410	4,784	7,751	8,835
Noncontrolling Interest Allocable to Discontinued Operations	(626)	(532)	(839)	(729)
Gain (Loss) on Sale of Real Estate, Net of Income Tax	477	—	101	(347)
Noncontrolling Interest Allocable to Gain (Loss) on Sale of Real Estate	(50)	—	(7)	33

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(10,544)	(2,886)	2,965	16,198
Preferred Stock Dividends	(4,857)	(4,824)	(4,913)	(4,922)

Net (Loss) Income Available	$(15,401)	$(7,710)	$(1,948)	$11,276
Income from Continuing Operations Allocable to Participating Securities	—	—	—	(18)
Discontinued Operations Allocable to Participating Securities	—	—	—	(48)

Net (Loss) Income Available to Common Stockholders	$(15,401)	$(7,710)	$(1,948)	$11,210

Basic and Diluted Earnings Per Share:
(Loss) Income From Continuing Operations Available	$(0.46)	$(0.27)	$(0.20)	$0.05

Income from Discontinued Operations	$0.11	$0.10	$0.15	$0.13

Net (Loss) Income Available to Common Stockholders	$(0.35)	$(0.17)	$(0.04)	$0.18

Weighted Average Shares Outstanding	44,147	44,439	45,360	60,690

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(As Adjusted)
	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$109,301	$126,421	$136,047	$145,552
Equity in Income (Loss) of Joint Ventures	3,302	3,268	725	(40,473)
Noncontrolling Interest Allocable to Continuing Operations	3,794	3,482	2,549	11,134
Loss from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(21,090)	(19,349)	(12,734)	(73,971)
Income from Discontinued Operations, Net of Income Tax	79,744	71,600	24,196	6,924
Noncontrolling Interest Allocable to Discontinued Operations	(10,175)	(8,900)	(3,003)	(831)
Gain on Sale of Real Estate, Net of Income Tax	5,438	2,788	—	—
Noncontrolling Interest Allocable to Gain Sale of Real Estate	(694)	(346)	—	—

Net Income (Loss) Attributable to First Industrial Realty Trust, Inc	53,223	45,793	8,459	(67,878)
Preferred Stock Dividends	(4,857)	(4,857)	(4,857)	(4,857)

Net Income (Loss) Available	$48,366	$40,936	$3,602	$(72,735)

Discontinued Operations Allocable to Participating Securities	(1,016)	(1,087)	(841)	—

Net Income (Loss) Available to Common Stockholders	$47,350	$39,849	$2,761	$(72,735)

Basic and Diluted Earnings Per Share:
Loss From Continuing Operations Available	$(0.49)	$(0.50)	$(0.41)	$(1.81)

Income from Discontinued Operations	$1.59	$1.43	$0.47	$0.14

Net Income (Loss) Available to Common Stockholders	$1.10	$0.92	$0.06	$(1.67)

Weighted Average Shares Outstanding	42,984	43,128	43,151	43,506

22.	Pro Forma Financial Information (unaudited)

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

Pro Forma Condensed Statements of Operations

	(As Adjusted)	(As Adjusted)
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Pro Forma Revenues	$519,691	$387,662
Pro Forma Loss from Continuing Operations Available to Common Stockholders, Net of Noncontrolling Interest and Income Taxes	$(136,468)	$(64,859)
Pro Forma Net Income Available to Common Stockholders	$23,371	$149,415
Per Share Data:
Pro Forma Basic and Diluted Earnings Per Share Data:
Loss from Continuing Operations Available to Common Stockholders	$(3.16)	$(1.47)

Net Income Available to Common Stockholders	$0.48	$3.32

FIRST INDUSTRIAL REALTY TRUST, INC.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

Atlanta
4250 River Green Parkway	Duluth, GA	$—	$264	$1,522	$209	$264	$1,731	$1,995	$648	1994	(l	)
3450 Corporate Parkway	Duluth, GA	—	506	2,904	459	506	3,363	3,869	1,412	1994	(l	)
1650 Highway 155	McDonough, GA	—	788	4,544	366	788	4,910	5,698	1,855	1994	(l	)
1665 Dogwood Drive	Conyers, GA	—	635	3,662	314	635	3,976	4,611	1,491	1994	(l	)
1715 Dogwood	Conyers, GA	—	288	1,675	1,287	288	2,962	3,250	766	1994	(l	)
11235 Harland Drive	Covington, GA	—	125	739	183	125	922	1,047	325	1994	(l	)
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	875	726	5,005	5,731	1,765	1994	(l	)
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,301	828	5,683	6,511	2,100	1994	(l	)
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	1,652	1,157	7,425	8,582	2,691	1994	(l	)
5570 Tulane Dr(d)	Atlanta, GA	2,112	527	2,984	699	546	3,664	4,210	1,241	1996	(l	)
955 Cobb Place	Kennesaw, GA	2,952	780	4,420	684	804	5,080	5,884	1,666	1997	(l	)
1005 Sigman Road	Conyers, GA	2,246	566	3,134	419	574	3,545	4,119	871	1999	(l	)
2050 East Park Drive	Conyers, GA	—	452	2,504	184	459	2,681	3,140	671	1999	(l	)
1256 Oakbrook Drive	Norcross, GA	1,268	336	1,907	286	339	2,190	2,529	544	2001	(l	)
1265 Oakbrook Drive	Norcross, GA	1,348	307	1,742	637	309	2,377	2,686	661	2001	(l	)
1280 Oakbrook Drive	Norcross, GA	1,227	281	1,592	275	283	1,865	2,148	429	2001	(l	)
1300 Oakbrook Drive	Norcross, GA	1,738	420	2,381	241	423	2,619	3,042	539	2001	(l	)
1325 Oakbrook Drive	Norcross, GA	1,437	332	1,879	304	334	2,181	2,515	550	2001	(l	)
1351 Oakbrook Drive	Norcross, GA	—	370	2,099	375	373	2,471	2,844	569	2001	(l	)
1346 Oakbrook Drive	Norcross, GA	—	740	4,192	693	744	4,881	5,625	1,032	2001	(l	)
1412 Oakbrook Drive	Norcross, GA	—	313	1,776	262	315	2,036	2,351	480	2001	(l	)
3060 South Park Blvd	Ellenwood, GA	—	1,600	12,464	1,743	1,603	14,204	15,807	2,560	2003	(l	)
Greenwood Industrial Park	McDonough, GA	4,533	1,550	—	7,485	1,550	7,485	9,035	1,007	2004	(l	)
46 Kent Drive	Cartersville GA	1,761	794	2,252	6	798	2,254	3,052	387	2005	(l	)
100 Dorris Williams	Villa Rica GA	2,235	401	3,754	42	406	3,791	4,197	993	2005	(l	)
605 Stonehill Drive	Atlanta, GA	1,621	485	1,979	(38)	490	1,936	2,426	792	2005	(l	)
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	254	740	3,876	4,616	1,175	2005	(l	)
6514 Warren Drive	Norcross, GA	—	510	1,250	(66)	513	1,181	1,694	182	2005	(l	)
6544 Warren Drive	Norcross, GA	—	711	2,310	(49)	715	2,257	2,972	374	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

720 Industrial Blvd	Dublin, GA	—	250	2,632	40	255	2,667	2,922	1,371	2005	(l	)
5356 E. Ponce De Leon	Stone Mountain, GA	2,855	604	3,888	227	610	4,109	4,719	1,018	2005	(l	)
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	31	402	1,817	2,219	392	2005	(l	)
195 & 197 Collins Boulevard	Athens, GA	—	1,410	5,344	(553)	1,426	4,775	6,201	1,809	2005	(l	)
1755 Enterprise Drive	Buford, GA	1,596	712	2,118	60	716	2,174	2,890	412	2006	(l	)
4555 Atwater Court	Buford, GA	2,612	881	3,550	591	885	4,137	5,022	768	2006	(l	)
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	213	763	3,901	4,664	473	2007	(l	)
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	1,434	2,594	23,150	25,744	1,596	2007	(l	)
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	46	2,428	1,933	4,361	160	2008	(l	)
Baltimore
1820 Portal	Baltimore, MD	—	884	4,891	454	899	5,330	6,229	1,551	1998	(l	)
9700 Martin Luther King Hwy	Lanham, MD	—	700	1,920	513	700	2,433	3,133	638	2003	(l	)
9730 Martin Luther King Hwy	Lanham, MD	—	500	955	498	500	1,453	1,953	431	2003	(l	)
4621 Boston Way	Lanham, MD	—	1,100	3,070	605	1,100	3,675	4,775	921	2003	(l	)
4720 Boston Way	Lanham, MD	—	1,200	2,174	575	1,200	2,749	3,949	784	2003	(l	)
9800 Martin Luther King Hwy	Lanham, MD	—	1,200	2,457	298	1,200	2,755	3,955	662	2003	(l	)
22520 Randolph Drive	Dulles, VA	7,950	3,200	8,187	(162)	3,208	8,017	11,225	1,314	2004	(l	)
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	133	2,206	9,473	11,679	1,796	2004	(l	)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	323	375	2,127	2,502	365	2005	(l	)
4370-4383 Lottsford Vista Rd	Lanham, MD	—	279	1,358	215	296	1,556	1,852	287	2005	(l	)
4400 Lottsford Vista Rd	Lanham, MD	—	351	1,955	174	372	2,108	2,480	330	2005	(l	)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	327	568	2,494	3,062	491	2005	(l	)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	67	1,038	3,178	4,216	623	2005	(l	)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	258	938	2,767	3,705	567	2005	(l	)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	57	919	1,494	2,413	404	2005	(l	)
318 Clubhouse Lane	Hunt Valley, MD	—	701	1,691	14	718	1,688	2,406	476	2005	(l	)
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	46	913	2,751	3,664	737	2005	(l	)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	127	1,136	3,921	5,057	1,031	2005	(l	)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(250)	1,690	1,859	3,549	326	2005	(l	)
7120-7132 Ambassador Road	Baltimore, MD	—	829	1,329	255	847	1,566	2,413	445	2005	(l	)
7142 Ambassador Road	Hunt Valley, MD	—	924	2,876	444	942	3,302	4,244	464	2005	(l	)
7144-7162 Ambassador Road	Baltimore, MD	—	979	1,672	188	1,000	1,839	2,839	480	2005	(l	)
7223-7249 Ambassador Road	Woodlawn, MD	—	1,283	2,674	92	1,311	2,738	4,049	764	2005	(l	)
7200 Rutherford Road	Baltimore, MD	—	1,032	2,150	22	1,054	2,150	3,204	411	2005	(l	)
2700 Lord Baltimore Road	Baltimore, MD	—	875	1,826	753	897	2,557	3,454	625	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

1225 Bengies Road	Baltimore, MD	—	2,640	270	13,266	2,823	13,353	16,176	949	2008	(l	)
Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	—	31	994	613	200	1,438	1,638	986	1994	(l	)
401 Russell Drive	Middletown, PA	1,280	262	857	1,670	287	2,502	2,789	1,549	1994	(l	)
2700 Commerce Drive	Middletown, PA	—	196	997	714	206	1,701	1,907	1,078	1994	(l	)
2701 Commerce Drive	Middletown, PA	—	141	859	1,174	164	2,010	2,174	1,109	1994	(l	)
2780 Commerce Drive	Middletown, PA	—	113	743	1,218	209	1,865	2,074	1,187	1994	(l	)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	5,778	541	8,637	9,178	2,484	1997	(l	)
16522 Hunters Green Parkway	Hagerstown, MD	13,538	1,390	13,104	3,903	1,863	16,534	18,397	2,719	2003	(l	)
18212 Shawley Drive	Hagerstown, MD	—	1,000	5,847	1,567	1,016	7,398	8,414	1,214	2004	(l	)
37 Valleyview Business Park	Jessup, PA	—	542	—	2,962	532	2,972	3,504	374	2004	(l	)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	1,562	1,328	5,862	7,190	1,760	2005	(l	)
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	1,869	1,341	8,985	10,326	1,815	2005	(l	)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	132	601	3,292	3,893	569	2005	(l	)
320 Museum Road	Washington, PA	—	201	1,819	57	208	1,869	2,077	457	2005	(l	)
1351 Eisenhower Blvd., Bldg 1	Harrisburg, PA	2,070	382	2,343	98	387	2,436	2,823	342	2006	(l	)
1351 Eisenhower Blvd., Bldg 2	Harrisburg, PA	1,421	436	1,587	22	443	1,602	2,045	250	2006	(l	)
1490 Commerce Avenue	Carlisle, PA	—	1,500	—	12,846	2,341	12,005	14,346	760	2008	(l	)
600 First Avenue	Gouldsboro, PA	—	7,022	—	57,413	7,019	57,416	64,435	1,896	2008	(l	)
225 Cross Farm Lane	York, PA	—	4,718	—	23,566	4,715	23,569	28,284	1,332	2008	(l	)
Chicago
720-730 Landwehr Road	Northbrook, IL	—	521	2,982	1,118	521	4,100	4,621	1,754	1994	(l	)
20W201 101st Street	Lemont, IL	4,000	967	5,554	816	968	6,369	7,337	2,338	1994	(l	)
3600 West Pratt Avenue	Lincolnwood, IL	—	1,050	5,767	1,200	1,050	6,967	8,017	2,649	1994	(l	)
6750 South Sayre Avenue	Bedford Park, IL	—	224	1,309	642	224	1,951	2,175	834	1994	(l	)
585 Slawin Court	Mount Prospect, IL	3,299	611	3,505	2,065	615	5,566	6,181	1,922	1994	(l	)
2300 Windsor Court	Addison, IL	—	688	3,943	1,012	696	4,947	5,643	1,716	1994	(l	)
3505 Thayer Court	Aurora, IL	—	430	2,472	91	430	2,563	2,993	980	1994	(l	)
305-311 Era Drive	Northbrook, IL	—	200	1,154	935	205	2,084	2,289	527	1994	(l	)
3150-3160 MacArthur Boulevard	Northbrook, IL	—	429	2,518	33	429	2,551	2,980	992	1994	(l	)
365 North Avenue	Carol Stream, IL	—	1,081	6,882	3,897	1,111	10,749	11,860	4,232	1994	(l	)
12241 Melrose Street	Franklin Park, IL	—	332	1,931	1,307	469	3,101	3,570	1,084	1995	(l	)
11939 S Central Avenue	Alsip, IL	—	1,208	6,843	2,191	1,305	8,937	10,242	2,577	1997	(l	)
405 East Shawmut	LaGrange, IL	—	368	2,083	602	388	2,665	3,053	760	1997	(l	)
1010-50 Sesame Street	Bensenville, IL	—	979	5,546	2,833	1,048	8,310	9,358	2,190	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

7501 South Pulaski	Chicago, IL	—	318	2,038	1,516	318	3,554	3,872	952	1997	(l	)
2120-24 Roberts	Broadview, IL	—	220	1,248	479	231	1,716	1,947	707	1998	(l	)
800 Business Center Drive	Mount Prospect, IL	—	631	3,493	292	666	3,750	4,416	840	2000	(l	)
580 Slawin Court	Mount Prospect, IL	—	233	1,292	325	254	1,596	1,850	349	2000	(l	)
1150 Feehanville Drive	Mount Prospect, IL	—	260	1,437	169	273	1,593	1,866	363	2000	(l	)
19W661 101st Street	Lemont, IL	5,407	1,200	6,643	2,286	1,220	8,909	10,129	2,461	2001	(l	)
175 Wall Street	Glendale Heights, IL	1,482	427	2,363	163	433	2,520	2,953	517	2002	(l	)
800-820 Thorndale Avenue	Bensenville, IL	4,409	751	4,159	2,103	761	6,252	7,013	1,387	2002	(l	)
251 Airport Road	North Aurora, IL	—	983	—	6,767	983	6,767	7,750	1,247	2002	(l	)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	2,053	1,044	7,449	8,493	1,980	2004	(l	)
1850 Touhy & 1158 McCage Ave	Elk Grove Village, IL	—	1,500	4,842	(201)	1,514	4,627	6,141	846	2004	(l	)
1088-1130 Thorndale Avenue	Bensenville, IL	—	2,103	3,674	145	2,108	3,814	5,922	926	2005	(l	)
855-891 Busse Rd	Bensenville, IL	—	1,597	2,767	(217)	1,601	2,546	4,147	538	2005	(l	)
1060-1074 W. Thorndale Ave	Bensenville, IL	—	1,704	2,108	183	1,709	2,286	3,995	639	2005	(l	)
400 Crossroads Pkwy	Bolingbrook, IL	5,824	1,178	9,453	1,252	1,181	10,702	11,883	2,159	2005	(l	)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	300	1,213	2,637	3,850	640	2005	(l	)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	20	1,220	3,035	4,255	776	2005	(l	)
825 E. 26th Street	LaGrange, IL	—	1,547	2,078	2,761	1,617	4,769	6,386	1,193	2005	(l	)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	249	801	1,636	2,437	318	2005	(l	)
17001 S. Vincennes	Thornton, IL	—	497	504	103	513	591	1,104	233	2005	(l	)
1111 Davis Road	Elgin, IL	—	998	1,859	833	1,046	2,644	3,690	977	2006	(l	)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	746	1,134	5,037	6,171	822	2007	(l	)
555 W. Algonquin Rd	Arlington Heights, IL	1,988	574	741	2,053	579	2,789	3,368	286	2007	(l	)
7000 W. 60th Street	Chicago, IL	1,044	609	932	106	667	980	1,647	298	2007	(l	)
9501 Nevada	Franklin Park, IL	—	2,721	5,630	502	2,737	6,116	8,853	673	2008	(l	)
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	139	3,482	6,147	9,629	586	2008	(l	)
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	140	760	2,583	3,343	231	2008	(l	)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	—	545	3,088	1,836	566	4,903	5,469	1,862	1996	(l	)
2940 Highland Avenue	Cincinnati, OH	—	1,717	9,730	2,263	1,772	11,938	13,710	3,922	1996	(l	)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	998	1,109	7,087	8,196	2,332	1996	(l	)
901 Pleasant Valley Drive	Springboro, OH	—	304	1,721	333	316	2,042	2,358	630	1998	(l	)
4436 Mulhauser Road	Hamilton, OH	—	630	—	5,046	630	5,046	5,676	982	2002	(l	)
4438 Mulhauser Road	Hamilton, OH	—	779	—	6,792	779	6,792	7,571	1,504	2002	(l	)
420 Wards Corner Road	Loveland, OH	—	600	1,083	932	606	2,009	2,615	662	2003	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

422 Wards Corner Road	Loveland, OH	—	600	1,811	155	605	1,961	2,566	647	2003	(l	)
4663 Dues Drive	Westchester, OH	—	858	2,273	1,265	875	3,521	4,396	1,605	2005	(l	)
9345 Princeton-Glendale Road	Westchester, OH	1,691	818	1,648	428	840	2,054	2,894	617	2006	(l	)
9525 Glades Drive	Westchester, OH	—	347	1,323	87	355	1,402	1,757	237	2007	(l	)
9776-9876 Windisch Road	Westchester, OH	—	392	1,744	24	394	1,766	2,160	208	2007	(l	)
9810-9822 Windisch Road	Westchester, OH	—	395	2,541	6	397	2,545	2,942	212	2007	(l	)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	31	508	3,177	3,685	309	2007	(l	)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	65	548	3,102	3,650	296	2007	(l	)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	173	627	4,172	4,799	496	2007	(l	)
Cleveland
2368 E. Enterprise Pkwy	Twinsburg, OH	—	294	1,857	(153)	298	1,700	1,998	361	2006	(l	)
30311 Emerald Valley Pkwy	Glenwillow, OH	—	681	11,838	1,055	691	12,883	13,574	1,767	2006	(l	)
30333 Emerald Valley Pkwy	Glenwillow, OH	—	466	5,447	103	475	5,541	6,016	840	2006	(l	)
7800 Cochran Road	Glenwillow, OH	—	972	7,033	146	991	7,160	8,151	1,077	2006	(l	)
7900 Cochran Road	Glenwillow, OH	—	775	6,244	136	792	6,363	7,155	909	2006	(l	)
7905 Cochran Road	Glenwillow, OH	—	920	6,174	103	945	6,252	7,197	873	2006	(l	)
30600 Carter Street	Solon, OH	—	989	3,042	805	1,022	3,814	4,836	1,346	2006	(l	)
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	604	2,496	7,378	9,874	640	2008	(l	)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH	—	1,045	6,421	647	1,045	7,068	8,113	2,260	1996	(l	)
3880 Groveport Road	Columbus, OH	—	1,955	12,154	311	1,955	12,465	14,420	4,062	1996	(l	)
1819 North Walcutt Road	Columbus, OH	—	637	4,590	474	634	5,067	5,701	1,540	1997	(l	)
4115 Leap Road(d)	Hillard, OH	—	756	4,297	1,413	756	5,710	6,466	1,622	1998	(l	)
3300 Lockbourne	Columbus, OH	—	708	3,920	1,234	710	5,152	5,862	1,392	1998	(l	)
1076 Pittsburgh Drive	Delaware, OH	—	2,265	4,733	(234)	2,273	4,491	6,764	1,053	2005	(l	)
6150 Huntly Road	Columbus, OH	—	920	4,810	8	925	4,813	5,738	724	2005	(l	)
4985 Frusta Drive	Obetz, OH	—	318	837	255	326	1,084	1,410	242	2006	(l	)
4311 Janitrol Road	Columbus, OH	—	681	5,941	(221)	670	5,731	6,401	723	2006	(l	)
4600 S. Hamilton Road	Groveport, OH	—	662	4,332	1,114	675	5,433	6,108	819	2007	(l	)
Dallas/Fort Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	558	172	1,570	1,742	367	1997	(l	)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	278	142	1,123	1,265	314	1997	(l	)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	575	270	1,884	2,154	651	1997	(l	)
3000 West Commerce	Dallas, TX	—	456	2,584	723	469	3,294	3,763	915	1997	(l	)
3030 Hansboro	Dallas, TX	—	266	1,510	535	276	2,035	2,311	561	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

405-407 113th	Arlington, TX	—	181	1,026	475	185	1,497	1,682	383	1997	(l	)
816 111th Street	Arlington, TX	873	251	1,421	128	258	1,542	1,800	466	1997	(l	)
7427 Dogwood Park	Richland Hills, TX	—	96	532	572	102	1,098	1,200	387	1998	(l	)
7348-54 Tower Street	Richland Hills, TX	—	88	489	225	94	708	802	188	1998	(l	)
7339-41 Tower Street	Richland Hills, TX	—	98	541	175	104	710	814	189	1998	(l	)
7437-45 Tower Street	Richland Hills, TX	—	102	563	113	108	670	778	178	1998	(l	)
7331-59 Airport Freeway	Richland Hills, TX	—	354	1,958	381	372	2,321	2,693	683	1998	(l	)
7338-60 Dogwood Park	Richland Hills, TX	—	106	587	128	112	709	821	194	1998	(l	)
7450-70 Dogwood Park	Richland Hills, TX	—	106	584	157	112	735	847	197	1998	(l	)
7423-49 Airport Freeway	Richland Hills, TX	—	293	1,621	387	308	1,993	2,301	572	1998	(l	)
7400 Whitehall Street	Richland Hills, TX	—	109	603	61	115	658	773	182	1998	(l	)
1602-1654 Terre Colony	Dallas, TX	1,870	458	2,596	801	468	3,387	3,855	739	2000	(l	)
3330 Duncanville Road	Dallas, TX	—	197	1,114	69	199	1,181	1,380	280	2000	(l	)
2351-2355 Merritt Drive	Garland, TX	—	101	574	129	103	701	804	158	2000	(l	)
701-735 North Plano Road	Richardson, TX	—	696	3,944	530	705	4,465	5,170	1,023	2000	(l	)
2220 Merritt Drive	Garland, TX	—	352	1,993	1,069	356	3,058	3,414	790	2000	(l	)
2010 Merritt Drive	Garland, TX	—	350	1,981	559	357	2,533	2,890	692	2000	(l	)
2363 Merritt Drive	Garland, TX	—	73	412	191	74	602	676	129	2000	(l	)
2447 Merritt Drive	Garland, TX	—	70	395	77	71	471	542	109	2000	(l	)
2465-2475 Merritt Drive	Garland, TX	—	91	514	145	92	658	750	143	2000	(l	)
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	547	436	2,982	3,418	677	2000	(l	)
2081 Hutton Drive — Bldg 1(e)	Carrolton, TX	1,875	448	2,540	460	453	2,995	3,448	654	2001	(l	)
2110 Hutton Drive	Carrolton, TX	—	374	2,117	436	377	2,550	2,927	698	2001	(l	)
2025 McKenzie Drive	Carrolton, TX	1,583	437	2,478	348	442	2,821	3,263	666	2001	(l	)
2019 McKenzie Drive	Carrolton, TX	1,891	502	2,843	553	507	3,391	3,898	780	2001	(l	)
1420 Valwood Parkway — Bldg 1(d)	Carrolton, TX	—	460	2,608	751	466	3,353	3,819	732	2001	(l	)
1620 Valwood Parkway(e)	Carrolton, TX	—	1,089	6,173	1,354	1,100	7,516	8,616	1,633	2001	(l	)
1505 Luna Road — Bldg II	Carrolton, TX	—	167	948	68	169	1,014	1,183	230	2001	(l	)
1625 West Crosby Road	Carrolton, TX	—	617	3,498	584	631	4,068	4,699	951	2001	(l	)
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	698	306	2,568	2,874	919	2001	(l	)
1840 Hutton Drive(d)	Carrolton, TX	—	811	4,597	849	819	5,438	6,257	1,228	2001	(l	)
1420 Valwood Pkwy — Bldg II	Carrolton, TX	—	373	2,116	348	377	2,460	2,837	582	2001	(l	)
2015 McKenzie Drive	Carrolton, TX	2,086	510	2,891	434	516	3,319	3,835	772	2001	(l	)
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	431	481	3,125	3,606	749	2001	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

1505 Luna Road — Bldg I	Carrolton, TX	—	521	2,953	505	529	3,450	3,979	896	2001	(l	)
2104 Hutton Drive	Carrolton, TX	—	246	1,393	184	249	1,574	1,823	340	2001	(l	)
900-1100 Avenue S	Grand Prairie, TX	2,668	623	3,528	1,349	629	4,871	5,500	853	2002	(l	)
Plano Crossing(f)	Plano, TX	7,474	1,961	11,112	672	1,981	11,764	13,745	2,294	2002	(l	)
7413A-C Dogwood Park	Richland Hills, TX	—	110	623	150	111	772	883	140	2002	(l	)
7450 Tower Street	Richland Hills, TX	—	36	204	191	36	395	431	134	2002	(l	)
7436 Tower Street	Richland Hills, TX	—	57	324	162	58	485	543	147	2002	(l	)
7426 Tower Street	Richland Hills, TX	—	76	429	59	76	488	564	84	2002	(l	)
7427-7429 Tower Street	Richland Hills, TX	—	75	427	130	76	556	632	86	2002	(l	)
2840-2842 Handley Ederville Rd	Richland Hills, TX	—	112	635	59	113	693	806	134	2002	(l	)
7451-7477 Airport Freeway	Richland Hills, TX	—	256	1,453	235	259	1,685	1,944	342	2002	(l	)
7415 Whitehall Street	Richland Hills, TX	—	372	2,107	425	375	2,529	2,904	505	2002	(l	)
7450 Whitehall Street	Richland Hills, TX	—	104	591	110	105	700	805	122	2002	(l	)
300 Wesley Way	Richland Hills, TX	916	208	1,181	18	211	1,196	1,407	217	2002	(l	)
7451 Dogwood Park	Richland Hills, TX	—	133	753	43	134	795	929	155	2002	(l	)
825-827 Avenue H(d)	Arlington, TX	—	600	3,006	229	604	3,231	3,835	808	2004	(l	)
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	89	302	1,591	1,893	418	2004	(l	)
1172-84 113th Street(d)	Grand Prairie, TX	2,321	700	3,509	156	704	3,661	4,365	827	2004	(l	)
1200-16 Avenue H(d)	Arlington, TX	1,885	600	2,846	136	604	2,978	3,582	731	2004	(l	)
1322-66 N. Carrier Parkway(e)	Grand Prairie, TX	—	1,000	5,012	223	1,006	5,229	6,235	1,164	2004	(l	)
2401-2407 Centennial Dr	Arlington, TX	1,951	600	2,534	217	604	2,747	3,351	713	2004	(l	)
3111 West Commerce Street	Dallas, TX	—	1,000	3,364	63	1,011	3,416	4,427	872	2004	(l	)
9150 West Royal Lane	Irving, TX	—	818	3,767	351	820	4,116	4,936	828	2005	(l	)
13800 Senlac Drive	Farmers Ranch, TX	—	823	4,042	12	825	4,052	4,877	1,084	2005	(l	)
801-831 S Great Southwest Pkwy(g)	Grand Prairie, TX	—	2,581	16,556	(1,307)	2,586	15,244	17,830	3,659	2005	(l	)
801-842 Heinz Way	Grand Prairie, TX	—	599	3,327	293	601	3,618	4,219	814	2005	(l	)
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	(14)	481	2,756	3,237	694	2005	(l	)
2900 Avenue E	Arlington, TX	—	296	—	2,139	296	2,139	2,435	325	2005	(l	)
3730 Wheeler Avenue	Fort Smith, AR	—	720	2,800	28	726	2,822	3,548	356	2006	(l	)
3301 Century Circle	Irving, TX	2,589	760	3,856	204	771	4,049	4,820	336	2007	(l	)
First Garland Dist Ctr	Garland, TX	—	1,912	—	14,612	1,947	14,577	16,524	847	2008	(l	)
202-210 N. Great Southwesst Pkwy	Grand Prairie, TX	—	870	2,754	75	892	2,807	3,699	659	2008	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

Denver
4785 Elati	Denver, CO	—	173	981	109	175	1,088	1,263	344	1997	(l	)
4770 Fox Street	Denver, CO	—	132	750	72	134	820	954	245	1997	(l	)
3871 Revere	Denver, CO	1,465	361	2,047	612	368	2,652	3,020	932	1997	(l	)
4570 Ivy Street	Denver, CO	1,045	219	1,239	145	220	1,383	1,603	434	1997	(l	)
5855 Stapleton Drive North	Denver, CO	1,421	288	1,630	262	290	1,890	2,180	611	1997	(l	)
5885 Stapleton Drive North	Denver, CO	1,885	376	2,129	388	380	2,513	2,893	768	1997	(l	)
5977-5995 North Broadway	Denver, CO	—	268	1,518	350	271	1,865	2,136	568	1997	(l	)
2952-5978 North Broadway	Denver, CO	—	414	2,346	795	422	3,133	3,555	925	1997	(l	)
4721 Ironton Street	Denver, CO	—	232	1,313	7	236	1,316	1,552	458	1997	(l	)
East 47th Drive — A	Denver, CO	—	441	2,689	(34)	441	2,655	3,096	850	1997	(l	)
9500 West 49th Street — A	Wheatridge, CO	—	283	1,625	8	287	1,629	1,916	539	1997	(l	)
9500 West 49th Street — B	Wheatridge, CO	—	225	1,272	108	227	1,378	1,605	438	1997	(l	)
9500 West 49th Street — C	Wheatridge, CO	—	600	3,409	93	601	3,501	4,102	1,116	1997	(l	)
9500 West 49th Street — D	Wheatridge, CO	—	246	1,537	294	247	1,830	2,077	565	1997	(l	)
451-591 East 124th Avenue	Littleton, CO	—	383	2,145	518	383	2,663	3,046	990	1997	(l	)
608 Garrison Street	Lakewood, CO	—	265	1,501	355	269	1,852	2,121	573	1997	(l	)
610 Garrison Street	Lakewood, CO	—	264	1,494	341	268	1,831	2,099	561	1997	(l	)
15000 West 6th Avenue	Golden, CO	—	913	5,174	859	918	6,028	6,946	1,919	1997	(l	)
14998 West 6th Avenue Bldg E	Golden, CO	—	565	3,199	173	570	3,367	3,937	1,029	1997	(l	)
14998 West 6th Avenue Bldg F	Englewood, CO	—	269	1,525	31	273	1,552	1,825	475	1997	(l	)
12503 East Euclid Drive	Denver, CO	—	1,208	6,905	1,165	1,208	8,070	9,278	2,529	1997	(l	)
6547 South Racine Circle	Englewood, CO	2,996	739	4,241	400	739	4,641	5,380	1,495	1997	(l	)
1600 South Abilene	Aurora, CO	—	465	2,633	72	467	2,703	3,170	832	1997	(l	)
1620 South Abilene	Aurora, CO	—	268	1,520	64	270	1,582	1,852	486	1997	(l	)
1640 South Abilene	Aurora, CO	—	368	2,085	108	382	2,179	2,561	669	1997	(l	)
13900 East Florida Ave	Aurora, CO	—	189	1,071	113	190	1,183	1,373	381	1997	(l	)
11701 East 53rd Avenue	Denver, CO	—	416	2,355	193	422	2,542	2,964	836	1997	(l	)
5401 Oswego Street	Denver, CO	—	273	1,547	222	278	1,764	2,042	569	1997	(l	)
14818 West 6th Avenue Bldg A	Golden, CO	—	468	2,799	372	468	3,171	3,639	1,023	1997	(l	)
14828 West 6th Avenue Bldg B	Golden, CO	—	503	2,942	375	503	3,317	3,820	1,120	1997	(l	)
445 Bryant Street	Denver, CO	6,856	1,829	10,219	2,083	1,829	12,302	14,131	3,615	1998	(l	)
3811 Joliet	Denver, CO	—	735	4,166	448	752	4,597	5,349	1,330	1998	(l	)
12055 E 49th Ave/4955 Peoria	Denver, CO	—	298	1,688	446	305	2,127	2,432	638	1998	(l	)
4940-4950 Paris	Denver, CO	—	152	861	184	156	1,041	1,197	313	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

4970 Paris	Denver, CO	—	95	537	121	97	656	753	188	1998	(l	)
7367 South Revere Parkway	Englewood, CO	3,299	926	5,124	750	934	5,866	6,800	1,765	1998	(l	)
8200 East Park Meadows Drive(d)	Lone Tree, CO	—	1,297	7,348	861	1,304	8,202	9,506	2,019	2000	(l	)
3250 Quentin(d)	Aurora, CO	—	1,220	6,911	669	1,230	7,570	8,800	1,797	2000	(l	)
Highpoint Bus Ctr B	Littleton, CO	—	739	—	3,566	781	3,524	4,305	871	2000	(l	)
1130 W. 124th Ave	Westminster, CO	—	441	—	4,489	441	4,489	4,930	1,697	2000	(l	)
1070 W. 124th Ave	Westminster, CO	—	374	—	3,042	374	3,042	3,416	650	2000	(l	)
1020 W. 124th Ave	Westminster, CO	—	374	—	2,924	374	2,924	3,298	747	2000	(l	)
Jeffco Bus Ctr Phase I	Broomfield, CO	—	312	—	1,403	370	1,345	1,715	289	2001	(l	)
960 W. 124th Ave	Westminster, CO	—	441	—	3,753	441	3,753	4,194	1,075	2001	(l	)
8820 W. 116th Street	Broomfield, CO	—	338	1,918	282	372	2,166	2,538	386	2003	(l	)
8835 W. 116th Street	Broomfield, CO	—	1,151	6,523	1,106	1,304	7,476	8,780	1,361	2003	(l	)
18150 E. 32nd Street	Aurora, CO	2,217	563	3,188	819	572	3,998	4,570	1,183	2004	(l	)
3400 Fraser Street	Aurora, CO	2,492	616	3,593	9	620	3,598	4,218	697	2005	(l	)
7005 E. 46th Avenue Drive	Denver, CO	1,513	512	2,025	60	517	2,080	2,597	331	2005	(l	)
4001 Salazar Way	Frederick, CO	—	1,271	6,508	26	1,276	6,529	7,805	1,006	2006	(l	)
1690 S. Abilene	Aurora, CO	—	406	2,814	47	411	2,856	3,267	467	2006	(l	)
5909-5915 N. Broadway	Denver, CO	1,047	495	1,268	176	500	1,439	1,939	317	2006	(l	)
555 Corporate Circle	Golden, CO	—	499	2,673	63	559	2,676	3,235	392	2006	(l	)
Detroit
1731 Thorncroft	Troy, MI	—	331	1,904	143	331	2,047	2,378	793	1994	(l	)
1653 E. Maple	Troy, MI	—	192	1,104	156	192	1,260	1,452	477	1994	(l	)
47461 Clipper	Plymouth Township, MI	—	122	723	103	122	826	948	338	1994	(l	)
238 Executive Drive	Troy, MI	—	52	173	514	100	639	739	546	1994	(l	)
301 Executive Drive	Troy, MI	—	71	293	657	133	888	1,021	823	1994	(l	)
449 Executive Drive	Troy, MI	—	125	425	944	218	1,276	1,494	1,169	1994	(l	)
501 Executive Drive	Troy, MI	—	71	236	616	129	794	923	546	1994	(l	)
451 Robbins Drive	Troy, MI	—	96	448	861	192	1,213	1,405	1,082	1994	(l	)
1095 Crooks Road	Troy, MI	—	331	1,017	2,238	360	3,226	3,586	1,706	1994	(l	)
1416 Meijer Drive	Troy, MI	—	94	394	520	121	887	1,008	684	1994	(l	)
1624 Meijer Drive	Troy, MI	—	236	1,406	940	373	2,209	2,582	1,660	1994	(l	)
1972 Meijer Drive	Troy, MI	—	315	1,301	738	372	1,982	2,354	1,400	1994	(l	)
1621 Northwood Drive	Troy, MI	—	85	351	1,014	215	1,235	1,450	1,134	1994	(l	)
1707 Northwood Drive	Troy, MI	—	95	262	1,383	239	1,501	1,740	1,117	1994	(l	)
1788 Northwood Drive	Troy, MI	—	50	196	507	103	650	753	574	1994	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

1821 Northwood Drive	Troy, MI	—	132	523	744	220	1,179	1,399	1,149	1994	(l	)
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	541	1994	(l	)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	560	1994	(l	)
2277 Elliott Avenue	Troy, MI	—	48	188	536	104	668	772	567	1994	(l	)
2451 Elliott Avenue	Troy, MI	—	78	319	766	164	999	1,163	912	1994	(l	)
2730 Research Drive	Rochester Hills, MI	—	903	4,215	1,402	903	5,617	6,520	3,446	1994	(l	)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	719	560	3,447	4,007	2,106	1994	(l	)
2871 Research Drive	Rochester Hills, MI	—	324	1,487	824	327	2,308	2,635	1,344	1994	(l	)
3011 Research Drive	Rochester Hills, MI	—	457	2,104	376	457	2,480	2,937	1,671	1994	(l	)
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	280	279	1,538	1,817	1,028	1994	(l	)
2900 Technology Drive	Rochester Hills, MI	—	214	977	536	219	1,508	1,727	935	1994	(l	)
2930 Technology Drive	Rochester Hills, MI	—	131	594	379	138	966	1,104	545	1994	(l	)
2950 Technology Drive	Rochester Hills, MI	—	178	819	374	185	1,186	1,371	706	1994	(l	)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	216	56	402	458	260	1994	(l	)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	278	125	758	883	550	1994	(l	)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	247	93	580	673	419	1994	(l	)
23042 Commerce Drive	Farmintgon Hills, MI	—	67	277	273	89	528	617	397	1994	(l	)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	207	93	593	686	425	1994	(l	)
23070 Commerce Drive	Farmington Hills, MI	—	112	442	346	125	775	900	573	1994	(l	)
23079 Commerce Drive	Farmington Hills, MI	—	68	301	289	79	579	658	373	1994	(l	)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	844	295	1,784	2,079	1,375	1994	(l	)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	377	158	1,066	1,224	653	1994	(l	)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	341	138	827	965	547	1994	(l	)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	593	254	1,521	1,775	1,034	1994	(l	)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	307	137	826	963	572	1994	(l	)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	175	66	401	467	333	1994	(l	)
6515 Cobb Drive	Sterling Heights, MI	—	305	1,753	258	305	2,011	2,316	744	1994	(l	)
1451 East Lincoln Avenue	Madison Heights, MI	—	299	1,703	273	306	1,969	2,275	747	1995	(l	)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,201	612	6,601	7,213	2,204	1995	(l	)
32450 N Avis Drive	Madison Heights, MI	—	281	1,590	193	286	1,778	2,064	604	1996	(l	)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	237	267	1,670	1,937	529	1996	(l	)
9300-9328 Harrison Rd	Romulus, MI	—	147	834	395	154	1,222	1,376	358	1996	(l	)
9330-9358 Harrison Rd	Romulus, MI	—	81	456	280	85	732	817	246	1996	(l	)
28420-28448 Highland Rd	Romulus, MI	—	143	809	113	149	916	1,065	292	1996	(l	)
28450-28478 Highland Rd	Romulus, MI	—	81	461	500	85	957	1,042	233	1996	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

28421-28449 Highland Rd	Romulus, MI	—	109	617	385	114	997	1,111	305	1996	(l	)
28451-28479 Highland Rd	Romulus, MI	—	107	608	335	112	938	1,050	314	1996	(l	)
28825-28909 Highland Rd	Romulus, MI	—	70	395	306	73	698	771	235	1996	(l	)
28933-29017 Highland Rd	Romulus, MI	—	112	634	286	117	915	1,032	298	1996	(l	)
28824-28908 Highland Rd	Romulus, MI	—	134	760	220	140	974	1,114	321	1996	(l	)
28932-29016 Highland Rd	Romulus, MI	—	123	694	315	128	1,004	1,132	341	1996	(l	)
9710-9734 Harrison Rd	Romulus, MI	—	125	706	172	130	873	1,003	260	1996	(l	)
9740-9772 Harrison Rd	Romulus, MI	—	132	749	219	138	962	1,100	288	1996	(l	)
9840-9868 Harrison Rd	Romulus, MI	—	144	815	169	151	977	1,128	337	1996	(l	)
9800-9824 Harrison Rd	Romulus, MI	—	117	664	165	123	823	946	281	1996	(l	)
29265-29285 Airport Dr	Romulus, MI	—	140	794	226	147	1,013	1,160	333	1996	(l	)
29185-29225 Airport Dr	Romulus, MI	—	140	792	323	146	1,109	1,255	366	1996	(l	)
29149-29165 Airport Dr	Romulus, MI	—	216	1,225	265	226	1,480	1,706	500	1996	(l	)
29101-29115 Airport Dr	Romulus, MI	—	130	738	272	136	1,004	1,140	341	1996	(l	)
29031-29045 Airport Dr	Romulus, MI	—	124	704	166	130	864	994	301	1996	(l	)
29050-29062 Airport Dr	Romulus, MI	—	127	718	153	133	865	998	287	1996	(l	)
29120-29134 Airport Dr	Romulus, MI	—	161	912	296	169	1,200	1,369	410	1996	(l	)
29200-29214 Airport Dr	Romulus, MI	—	170	963	297	178	1,252	1,430	426	1996	(l	)
9301-9339 Middlebelt Rd	Romulus, MI	—	124	703	239	130	936	1,066	327	1996	(l	)
26980 Trolley Industrial Drive	Taylor, MI	—	450	2,550	926	463	3,463	3,926	1,155	1997	(l	)
32975 Capitol Avenue	Livonia, MI	—	135	748	332	144	1,071	1,215	382	1998	(l	)
2725 S. Industrial Highway	Ann Arbor, MI	—	660	3,654	497	704	4,107	4,811	1,212	1998	(l	)
32920 Capitol Avenue	Livonia, MI	—	76	422	103	82	519	601	148	1998	(l	)
11923 Brookfield Avenue	Livonia, MI	—	120	665	278	128	935	1,063	326	1998	(l	)
11965 Brookfield Avenue	Livonia, MI	—	120	665	67	128	724	852	210	1998	(l	)
13405 Stark Road	Livonia, MI	—	46	254	85	49	336	385	89	1998	(l	)
1170 Chicago Road	Troy, MI	—	249	1,380	255	266	1,618	1,884	464	1998	(l	)
1200 Chicago Road	Troy, MI	—	268	1,483	284	286	1,749	2,035	494	1998	(l	)
450 Robbins Drive	Troy, MI	—	166	920	260	178	1,168	1,346	340	1998	(l	)
1230 Chicago Road	Troy, MI	—	271	1,498	156	289	1,636	1,925	474	1998	(l	)
12886 Westmore Avenue	Livonia, MI	—	190	1,050	194	202	1,232	1,434	355	1998	(l	)
12898 Westmore Avenue	Livonia, MI	—	190	1,050	244	202	1,282	1,484	348	1998	(l	)
33025 Industrial Road	Livonia, MI	—	80	442	108	85	545	630	153	1998	(l	)
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	265	575	3,212	3,787	932	1998	(l	)
32975 Industrial Road	Livonia, MI	—	160	887	196	171	1,072	1,243	311	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

32985 Industrial Road	Livonia, MI	—	137	761	154	147	905	1,052	271	1998	(l	)
32995 Industrial Road	Livonia, MI	—	160	887	187	171	1,063	1,234	302	1998	(l	)
12874 Westmore Avenue	Livonia, MI	—	137	761	206	147	957	1,104	314	1998	(l	)
33067 Industrial Road	Livonia, MI	—	160	887	324	171	1,200	1,371	395	1998	(l	)
1775 Bellingham	Troy, MI	—	344	1,902	365	367	2,244	2,611	618	1998	(l	)
1785 East Maple	Troy, MI	—	92	507	162	98	663	761	172	1998	(l	)
1807 East Maple	Troy, MI	—	321	1,775	375	342	2,129	2,471	593	1998	(l	)
980 Chicago	Troy, MI	—	206	1,141	176	220	1,303	1,523	363	1998	(l	)
1840 Enterprise Drive	Rochester Hills, MI	—	573	3,170	323	611	3,455	4,066	994	1998	(l	)
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	146	223	1,290	1,513	375	1998	(l	)
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	664	1,371	7,722	9,093	2,253	1998	(l	)
5500 Enterprise Court	Warren, MI	—	675	3,737	636	721	4,327	5,048	1,308	1998	(l	)
750 Chicago Road	Troy, MI	—	323	1,790	483	345	2,251	2,596	651	1998	(l	)
800 Chicago Road	Troy, MI	—	283	1,567	351	302	1,899	2,201	530	1998	(l	)
850 Chicago Road	Troy, MI	—	183	1,016	261	196	1,264	1,460	367	1998	(l	)
2805 S. Industrial Highway	Ann Arbor, MI	—	318	1,762	689	340	2,429	2,769	720	1998	(l	)
6833 Center Drive	Sterling Heights, MI	—	467	2,583	218	493	2,775	3,268	826	1998	(l	)
32201 North Avis Drive	Madison Heights, MI	—	345	1,911	232	349	2,139	2,488	629	1998	(l	)
1100 East Mandoline Road	Madison Heights, MI	—	888	4,915	1,686	897	6,592	7,489	1,753	1998	(l	)
30081 Stephenson Highway	Madison Heights, MI	—	271	1,499	353	274	1,849	2,123	544	1998	(l	)
1120 John A. Papalas Drive(e)	Lincoln Park, MI	—	366	3,241	1,351	469	4,489	4,958	1,296	1998	(l	)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	792	1,412	6,163	7,575	1,882	1999	(l	)
22701 Trolley Industrial	Taylor, MI	—	795	—	7,366	849	7,312	8,161	1,738	1999	(l	)
1400 Allen Drive	Troy, MI	—	209	1,154	338	212	1,489	1,701	399	2000	(l	)
1408 Allen Drive	Troy, MI	—	151	834	133	153	965	1,118	226	2000	(l	)
1305 Stephenson Hwy	Troy, MI	—	345	1,907	255	350	2,157	2,507	471	2000	(l	)
32505 Industrial Drive	Madison Heights, MI	—	345	1,910	695	351	2,599	2,950	817	2000	(l	)
1799-1813 Northfield Drive(d)	Rochester Hills, MI	—	481	2,665	282	490	2,938	3,428	672	2000	(l	)
28435 Automation Blvd	Wixom, MI	—	621	—	3,810	628	3,803	4,431	577	2004	(l	)
32200 N Avis Drive	Madison Heights, MI	—	503	3,367	1,370	503	4,737	5,240	563	2005	(l	)
100 Kay Industrial Drive	Rion Township, MI	—	677	2,018	404	685	2,414	3,099	840	2005	(l	)
1849 West Maple Road	Troy, MI	—	1,688	2,790	(99)	1,700	2,679	4,379	402	2005	(l	)
35000 Capitol Avenue	Livonia, MI	—	258	1,032	324	260	1,354	1,614	134	2005	(l	)
32650 Capitol Avenue	Livonia, MI	—	282	1,128	55	284	1,181	1,465	148	2005	(l	)
11800 Sears Drive	Livonia, MI	—	693	1,507	2,053	703	3,550	4,253	755	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

1099 Chicago Road	Troy, MI	—	1,277	1,332	183	1,316	1,476	2,792	530	2005	(l	)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,702	1,090	5,992	7,082	1,032	2006	(l	)
2441 N. Opdyke Road	Auburn Hills, MI	—	530	737	16	538	745	1,283	212	2006	(l	)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	36	734	2,088	2,822	348	2006	(l	)
Houston
2102-2314 Edwards Street	Houston, TX	—	348	1,973	1,547	382	3,486	3,868	1,017	1997	(l	)
3351 Rauch St	Houston, TX	—	272	1,541	267	278	1,802	2,080	523	1997	(l	)
3851 Yale St	Houston, TX	—	413	2,343	584	425	2,915	3,340	1,003	1997	(l	)
3337-3347 Rauch Street	Houston, TX	943	227	1,287	220	233	1,501	1,734	443	1997	(l	)
8505 N Loop East	Houston, TX	1,724	439	2,489	626	449	3,105	3,554	885	1997	(l	)
4749-4799 Eastpark Dr	Houston, TX	2,459	594	3,368	1,107	611	4,458	5,069	1,295	1997	(l	)
4851 Homestead Road	Houston, TX	—	491	2,782	899	504	3,668	4,172	1,083	1997	(l	)
3365-3385 Rauch Street	Houston, TX	—	284	1,611	398	290	2,003	2,293	596	1997	(l	)
5050 Campbell Road	Houston, TX	1,685	461	2,610	401	470	3,002	3,472	899	1997	(l	)
4300 Pine Timbers	Houston, TX	—	489	2,769	666	499	3,425	3,924	1,031	1997	(l	)
2500-2530 Fairway Park Drive	Houston, TX	3,174	766	4,342	1,434	792	5,750	6,542	1,595	1997	(l	)
6550 Longpointe	Houston, TX	1,393	362	2,050	458	370	2,500	2,870	731	1997	(l	)
1815 Turning Basin Dr	Houston, TX	1,885	487	2,761	637	531	3,354	3,885	988	1997	(l	)
1819 Turning Basin Dr	Houston, TX	—	231	1,308	489	251	1,777	2,028	585	1997	(l	)
1805 Turning Basin Drive	Houston, TX	2,201	564	3,197	775	616	3,920	4,536	1,160	1997	(l	)
9835A Genard Road	Houston, TX	—	1,505	8,333	3,100	1,581	11,357	12,938	2,548	1999	(l	)
9835B Genard Road	Houston, TX	—	245	1,357	646	256	1,992	2,248	485	1999	(l	)
11505 State Highway 225	LaPorte City, TX	4,769	940	4,675	615	940	5,290	6,230	910	2005	(l	)
1500 E. Main Street	Houston, TX	—	201	1,328	24	204	1,349	1,553	432	2005	(l	)
700 Industrial Blvd	Sugar Land, TX	—	608	3,679	341	617	4,011	4,628	444	2007	(l	)
7230-7238 Wynnwood	Houston, TX	—	254	764	79	259	838	1,097	159	2007	(l	)
7240-7248 Wynnwood	Houston, TX	—	271	726	77	276	798	1,074	150	2007	(l	)
7250-7260 Wynnwood	Houston, TX	—	200	481	35	203	513	716	86	2007	(l	)
6400 Long Point	Houston, TX	802	188	898	(6)	188	892	1,080	159	2007	(l	)
12705 S. Kirkwood, Ste 100-150	Stafford, TX	—	154	626	20	155	645	800	103	2007	(l	)
12705 S. Kirkwood, Ste 200-220	Stafford, TX	—	404	1,698	109	413	1,798	2,211	288	2007	(l	)
8850 Jameel	Houston, TX	—	171	826	70	171	896	1,067	164	2007	(l	)
8800 Jameel	Houston, TX	—	163	798	—	163	798	961	113	2007	(l	)
8700 Jameel	Houston, TX	—	170	1,020	190	170	1,210	1,380	161	2007	(l	)
8600 Jameel	Houston, TX	—	163	818	(30)	163	788	951	105	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	4,106	2,057	17,671	19,728	6,249	1996	(l	)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	693	476	3,279	3,755	1,101	1996	(l	)
1440 Brookville Way	Indianapolis, IN	—	665	3,770	1,091	685	4,841	5,526	1,898	1996	(l	)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	346	258	1,737	1,995	616	1996	(l	)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	808	601	4,114	4,715	1,443	1996	(l	)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	308	212	1,462	1,674	482	1996	(l	)
1341 Sadlier Circle E Dr	Indianapolis, IN	—	131	743	197	136	935	1,071	313	1996	(l	)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	—	145	822	188	152	1,003	1,155	328	1996	(l	)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	—	218	1,234	383	225	1,610	1,835	595	1996	(l	)
1304 Sadlier Circle E Dr	Indianapolis, IN	—	71	405	181	75	582	657	169	1996	(l	)
1402 Sadlier Circle E Dr	Indianapolis, IN	—	165	934	349	171	1,277	1,448	485	1996	(l	)
1504 Sadlier Circle E Dr	Indianapolis, IN	—	219	1,238	391	226	1,622	1,848	519	1996	(l	)
1311 Sadlier Circle E Dr	Indianapolis, IN	—	54	304	109	57	410	467	151	1996	(l	)
1365 Sadlier Circle E Dr	Indianapolis, IN	—	121	688	295	126	978	1,104	357	1996	(l	)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	—	178	1,008	348	184	1,350	1,534	488	1996	(l	)
1335 Sadlier Circle E Dr	Indianapolis, IN	—	81	460	326	85	782	867	295	1996	(l	)
1327 Sadlier Circle E Dr	Indianapolis, IN	—	52	295	51	55	343	398	116	1996	(l	)
1425 Sadlier Circle E Dr	Indianapolis, IN	—	21	117	39	23	154	177	53	1996	(l	)
6951 E 30th St	Indianapolis, IN	—	256	1,449	222	265	1,662	1,927	574	1996	(l	)
6701 E 30th St	Indianapolis, IN	—	78	443	59	82	498	580	167	1996	(l	)
6737 E 30th St	Indianapolis, IN	—	385	2,181	307	398	2,475	2,873	921	1996	(l	)
6555 E 30th St	Indianapolis, IN	3,611	484	4,760	1,521	484	6,281	6,765	2,286	1996	(l	)
8402-8440 E 33rd St	Indianapolis, IN	—	222	1,260	542	230	1,794	2,024	595	1996	(l	)
8520-8630 E 33rd St	Indianapolis, IN	—	326	1,848	595	336	2,433	2,769	832	1996	(l	)
8710-8768 E 33rd St	Indianapolis, IN	—	175	993	506	187	1,487	1,674	471	1996	(l	)
3316-3346 N. Pagosa Court	Indianapolis, IN	1,430	325	1,842	512	335	2,344	2,679	924	1996	(l	)
7901 West 21st St.	Indianapolis, IN	—	1,048	6,027	248	1,048	6,275	7,323	1,959	1997	(l	)
1225 Brookville Way	Indianapolis, IN	—	60	—	461	68	453	521	153	1997	(l	)
6751 E 30th St	Indianapolis, IN	—	728	2,837	271	741	3,095	3,836	934	1997	(l	)
9200 East 146th Street	Noblesville, IN	—	181	1,221	872	181	2,093	2,274	625	1998	(l	)
6575 East 30th Street	Indianapolis, IN	—	118	—	2,081	128	2,071	2,199	589	1998	(l	)
6585 East 30th Street	Indianapolis, IN	—	196	—	3,192	196	3,192	3,388	944	1998	(l	)
9210 E. 146th Street	Noblesville, IN	—	66	684	818	66	1,502	1,568	751	1998	(l	)
5705-97 Park Plaza Ct	Indianapolis, IN	2,236	600	2,194	409	609	2,594	3,203	554	2003	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	1,083	544	2,304	2,848	698	2003	(l	)
1133 Northwest L Street	Richmond, IN	1,254	201	1,358	(90)	208	1,261	1,469	432	2006	(l	)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,861	743	3,765	4,508	310	2007	(l	)
Inland Empire
3411 N. Perris Boulevard	Riverside, CA	—	8,125	7,150	99	8,560	6,814	15,374	1,423	2007	(l	)
100 West Sinclair	Riverside, CA	—	6,042	4,298	(5,789)	2,245	2,306	4,551	754	2007	(l	)
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	288	2,565	2,798	5,363	222	2008	(l	)
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(28)	6,090	7,845	13,935	771	2008	(l	)
Los Angeles
1944 Vista Bella Way	Rancho Domingue, CA	3,444	1,746	3,148	584	1,822	3,656	5,478	729	2005	(l	)
2000 Vista Bella Way	Rancho Domingue, CA	1,397	817	1,673	295	853	1,932	2,785	382	2005	(l	)
2835 East Ana Street	Rancho Domingue, CA	3,015	1,682	2,750	141	1,772	2,801	4,573	708	2005	(l	)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,575	2,124	5,219	1,662	2,143	6,862	9,005	873	2006	(l	)
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	580	2,902	7,588	10,490	927	2006	(l	)
2610&2660 Columbia St	Torrance, CA	4,749	3,008	5,826	344	3,031	6,147	9,178	717	2006	(l	)
433 Alaska Avenue	Torrance, CA	—	681	168	5	684	170	854	78	2006	(l	)
4020 S. Compton Ave	Los Angeles, CA	—	3,800	7,330	71	3,825	7,376	11,201	760	2006	(l	)
21730-21748 Marilla St.	Chatsworth, CA	3,129	2,585	3,210	149	2,608	3,336	5,944	415	2007	(l	)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	495	2007	(l	)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	433	2007	(l	)
3015 East Ana	Rancho Domingue, CA	—	19,678	9,321	7,451	20,144	16,306	36,450	1,522	2007	(l	)
19067 Reyes Ave	Rancho Domingue, CA	—	9,281	3,920	119	9,381	3,939	13,320	602	2007	(l	)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	36	1,441	809	2,250	111	2007	(l	)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	227	1,359	943	2,302	102	2007	(l	)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	21	1,229	732	1,961	116	2007	(l	)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	3,213	2,043	3,408	40	2,051	3,440	5,491	397	2007	(l	)
1290 Rancho Conejo Blvd	Thousand Oaks, CA	2,769	1,754	2,949	35	1,761	2,977	4,738	346	2007	(l	)
18201-18291 Santa Fe	Rancho Domingue, CA	—	6,720	—	8,946	6,897	8,769	15,666	451	2008	(l	)
1011 Rancho Conejo	Thousand Oaks, CA	6,249	7,717	2,518	46	7,752	2,528	10,280	447	2008	(l	)
2300 Corporate Center Drive	Thousand Oaks, CA	—	6,506	4,885	51	6,541	4,901	11,442	624	2008	(l	)
20700 Denker Avenue	Rancho Domingue, CA	—	5,767	2,538	2,458	5,964	4,800	10,764	317	2008	(l	)
18408 Laurel Park Road	Rancho Domingue, CA	—	2,850	2,850	643	2,874	3,469	6,343	204	2008	(l	)
19021 S. Reyes Ave	Rancho Domingue, CA	—	8,183	7,501	549	8,545	7,688	16,233	310	2008	(l	)
Miami
4700 NW 15th Ave	Ft. Lauderdale, FL	—	908	1,883	155	912	2,034	2,946	234	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

4710 NW 15th Ave	Ft. Lauderdale, FL	—	830	2,722	194	834	2,912	3,746	296	2007	(l	)
4720 NW 15th Ave	Ft. Lauderdale, FL	—	937	2,455	105	942	2,555	3,497	262	2007	(l	)
4740 NW 15th Ave	Ft. Lauderdale, FL	—	1,107	3,111	209	1,112	3,315	4,427	328	2007	(l	)
4750 NW 15th Ave	Ft. Lauderdale, FL	—	947	3,079	521	951	3,596	4,547	346	2007	(l	)
4800 NW 15th Ave	Ft. Lauderdale, FL	—	1,092	3,308	367	1,097	3,670	4,767	542	2007	(l	)
Medley Industrial Center	Medley, FL	—	857	3,428	2,826	864	6,247	7,111	383	2007	(l	)
Pan American Business Park	Medley, FL	—	2,521	—	7,105	2,588	7,038	9,626	—	2008	(l	)
Milwaukee
N25 W23050 Paul Road	Pewaukee, WI	—	474	2,723	1,937	485	4,649	5,134	1,906	1994	(l	)
N25 W23255 Paul Road	Pewaukee, WI	2,231	569	3,270	379	573	3,645	4,218	1,329	1994	(l	)
6523 N Sydney Place	Glendale, WI	—	172	976	356	176	1,328	1,504	482	1995	(l	)
5355 South Westridge Drive	New Berlin, WI	5,674	1,630	7,058	46	1,646	7,088	8,734	1,197	2004	(l	)
320-334 W. Vogel Avenue	Milwaukee, WI	—	506	3,199	46	508	3,243	3,751	938	2005	(l	)
4950 South 6th Avenue	Milwaukee, WI	—	299	1,565	47	301	1,610	1,911	556	2005	(l	)
1711 Paramount Court	Waukesha, WI	1,327	308	1,762	41	311	1,800	2,111	317	2005	(l	)
17005 W. Ryerson Road	New Berlin, WI	—	403	3,647	16	405	3,661	4,066	860	2005	(l	)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	248	366	1,378	1,744	383	2005	(l	)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	—	301	2,150	—	302	2,149	2,451	537	2005	(l	)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	15	101	728	829	182	2005	(l	)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(211)	1,603	781	2,384	620	2005	(l	)
16600 West Glendale Ave	New Berlin, WI	—	704	1,923	436	715	2,348	3,063	658	2006	(l	)
2905 S. 160th Street	New Berlin, WI	—	261	672	153	265	821	1,086	157	2007	(l	)
2855 S. 160th Street	New Berlin, WI	—	221	628	128	225	752	977	163	2007	(l	)
2485 Commerce Drive	New Berlin, WI	—	483	1,516	216	491	1,724	2,215	267	2007	(l	)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	83	445	1,157	1,602	254	2007	(l	)
Rust-Oleum BTS	Kenosha, WI	14,561	4,100	—	18,448	3,212	19,336	22,548	556	2008	(l	)
Menomonee Falls-Barry Land	Menomonee Falls, WI	11,349	1,188	—	14,076	1,204	14,060	15,264	335	2008	(l	)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	4,700	1,358	8,622	5,013	1,499	13,494	14,993	7,867	1994	(l	)
7251-7267 Washington Avenue	Edina, MN	—	129	382	624	182	953	1,135	736	1994	(l	)
7301-7325 Washington Avenue	Edina, MN	—	174	391	(55)	193	317	510	79	1994	(l	)
7101 Winnetka Avenue North	Brooklyn Park, MN	5,955	2,195	6,084	3,996	2,228	10,047	12,275	5,913	1994	(l	)
9901 West 74th Street	Eden Prairie, MN	3,484	621	3,289	3,271	639	6,542	7,181	4,371	1994	(l	)
1030 Lone Oak Road	Eagan, MN	2,326	456	2,703	541	456	3,244	3,700	1,168	1994	(l	)
1060 Lone Oak Road	Eagan, MN	3,118	624	3,700	635	624	4,335	4,959	1,747	1994	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

5400 Nathan Lane	Plymouth, MN	2,981	749	4,461	935	757	5,388	6,145	1,983	1994	(l	)
6655 Wedgewood Road	Maple Grove, MN	6,878	1,466	8,342	3,196	1,466	11,538	13,004	3,942	1994	(l	)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,404	315	3,208	3,523	845	1995	(l	)
12155 Nicollet Ave	Burnsville, MN	—	286	—	1,731	288	1,729	2,017	619	1995	(l	)
4100 Peavey Road	Chaska, MN	—	277	2,261	843	277	3,104	3,381	1,047	1996	(l	)
5205 Highway 169	Plymouth, MN	—	446	2,525	988	740	3,219	3,959	1,059	1996	(l	)
7100-7198 Shady Oak Road	Eden Prairie, MN	—	715	4,054	1,209	736	5,242	5,978	1,628	1996	(l	)
7500-7546 Washington Square	Eden Prairie, MN	—	229	1,300	830	235	2,124	2,359	613	1996	(l	)
7550-7558 Washington Square	Eden Prairie, MN	—	153	867	203	157	1,066	1,223	325	1996	(l	)
5240-5300 Valley Industrial Blvd S	Shakopee, MN	—	362	2,049	801	371	2,841	3,212	1,015	1996	(l	)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	775	434	3,110	3,544	935	1998	(l	)
2530-2570 Kasota Avenue	St. Paul, MN	—	407	2,308	972	467	3,220	3,687	975	1998	(l	)
5775 12th Avenue	Shakopee, MN	4,034	590	—	5,827	590	5,827	6,417	1,389	1998	(l	)
1157 Valley Park Drive	Shakopee, MN	4,487	760	—	6,377	888	6,249	7,137	1,627	1999	(l	)
9600 West 76th Street	Eden Prairie, MN	—	1,000	2,450	48	1,034	2,464	3,498	464	2004	(l	)
9700 West 76th Street	Eden Prairie, MN	—	1,000	2,709	170	1,038	2,841	3,879	532	2004	(l	)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,808	1,510	10,126	11,636	2,041	2004	(l	)
5017 Boone Avenue North	New Hope, MN	1,676	1,000	1,599	(57)	1,009	1,533	2,542	400	2005	(l	)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(499)	2,524	5,563	8,087	1,936	2005	(l	)
1087 Park Place	Shakopee, MN	—	1,195	4,891	(114)	1,198	4,774	5,972	968	2005	(l	)
5391 12th Avenue SE	Shakopee, MN	4,995	1,392	8,149	(10)	1,395	8,136	9,531	1,405	2005	(l	)
4701 Valley Industrial Blvd S	Shakopee, MN	—	1,296	7,157	(99)	1,299	7,055	8,354	1,598	2005	(l	)
316 Lake Hazeltine Drive	Chaska, MN	—	714	944	84	729	1,013	1,742	317	2006	(l	)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	(304)	665	2,879	3,544	405	2006	(l	)
1225 Highway 169 North	Plymouth, MN	—	1,190	1,979	391	1,207	2,353	3,560	508	2006	(l	)
7102 Winnetka Avene North	Brooklyn Park, MN	4,524	1,275	—	6,849	1,343	6,781	8,124	628	2007	(l	)
9200 10th Avenue	Golden Valley, MN	—	892	2,306	102	902	2,398	3,300	467	2007	(l	)
139 Eva Street	St. Paul, MN	—	2,132	3,105	90	2,175	3,152	5,327	201	2008	(l	)
Nashville
1621 Heil Quaker Boulevard	Nashville, TN	2,451	413	2,383	1,699	430	4,065	4,495	1,666	1995	(l	)
3099 Barry Drive	Portland, TN	—	418	2,368	162	421	2,527	2,948	836	1996	(l	)
3150 Barry Drive	Portland, TN	—	941	5,333	5,954	981	11,247	12,228	2,096	1996	(l	)
5599 Highway 31 West	Portland, TN	—	564	3,196	288	571	3,477	4,048	1,104	1996	(l	)
1650 Elm Hill Pike	Nashville, TN	—	329	1,867	349	332	2,213	2,545	698	1997	(l	)
1931 Air Lane Drive	Nashville, TN	—	489	2,785	276	493	3,057	3,550	940	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

4640 Cummings Park	Nashville, TN	—	360	2,040	375	365	2,410	2,775	587	1999	(l	)
1740 River Hills Drive	Nashville, TN	3,223	848	4,383	1,161	888	5,504	6,392	1,812	2005	(l	)
211 Ellery Court	Nashville, TN	2,884	606	3,192	488	616	3,670	4,286	586	2007	(l	)
Rockdale BTS	Gallatin, TN	—	1,778	—	24,216	1,778	24,216	25,994	584	2008	(l	)
Northern New Jersey
14 World’s Fair Drive	Franklin, NJ	—	483	2,735	574	503	3,289	3,792	1,091	1997	(l	)
12 World’s Fair Drive	Franklin, NJ	—	572	3,240	554	593	3,773	4,366	1,153	1997	(l	)
22 World’s Fair Drive	Franklin, NJ	—	364	2,064	614	375	2,667	3,042	855	1997	(l	)
26 World’s Fair Drive	Franklin, NJ	—	361	2,048	423	377	2,455	2,832	778	1997	(l	)
24 World’s Fair Drive	Franklin, NJ	—	347	1,968	519	362	2,472	2,834	873	1997	(l	)
20 World’s Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,544	691	1,862	2,553	446	1999	(l	)
45 Route 46	Pine Brook, NJ	—	969	5,491	948	978	6,430	7,408	1,619	2000	(l	)
43 Route 46	Pine Brook, NJ	—	474	2,686	273	479	2,954	3,433	662	2000	(l	)
39 Route 46	Pine Brook, NJ	—	260	1,471	198	262	1,667	1,929	394	2000	(l	)
26 Chapin Road	Pine Brook, NJ	—	956	5,415	759	965	6,165	7,130	1,467	2000	(l	)
30 Chapin Road	Pine Brook, NJ	—	960	5,440	778	969	6,209	7,178	1,605	2000	(l	)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,892	1,534	11,407	12,941	2,597	2000	(l	)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	377	396	2,576	2,972	654	2000	(l	)
55 Route 46	Pine Brook, NJ	—	396	2,244	157	403	2,394	2,797	575	2000	(l	)
16 Chapin Rod	Pine Brook, NJ	3,804	885	5,015	412	901	5,411	6,312	1,229	2000	(l	)
20 Chapin Road	Pine Brook, NJ	4,861	1,134	6,426	506	1,154	6,912	8,066	1,688	2000	(l	)
Sayreville Lot 4	Sayreville, NJ	3,632	944	—	4,630	944	4,630	5,574	867	2002	(l	)
Sayreville Lot 3	Sayreville, NJ	—	996	—	5,337	996	5,337	6,333	741	2003	(l	)
309-319 Pierce Street	Somerset, NJ	3,891	1,300	4,628	1,069	1,309	5,688	6,997	1,160	2004	(l	)
Philadelphia
230-240 Welsh Pool Road	Exton, PA	—	154	851	294	170	1,129	1,299	297	1998	(l	)
264 Welsh Pool Road	Exton, PA	—	147	811	293	162	1,089	1,251	303	1998	(l	)
254 Welsh Pool Road	Exton, PA	—	152	842	403	184	1,213	1,397	329	1998	(l	)
251 Welsh Pool Road	Exton, PA	—	144	796	498	159	1,279	1,438	381	1998	(l	)
253-255 Welsh Pool Road	Exton, PA	—	113	626	152	125	766	891	213	1998	(l	)
151-161 Philips Road	Exton, PA	—	191	1,059	257	229	1,278	1,507	391	1998	(l	)
216 Philips Road	Exton, PA	—	199	1,100	218	220	1,297	1,517	379	1998	(l	)
14 McFadden Road	Palmer, PA	1,686	600	1,349	56	625	1,380	2,005	420	2004	(l	)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	(542)	964	5,360	6,324	1,188	2005	(l	)
3240 S. 78th Street	Philadelphia, PA	—	515	1,245	71	540	1,291	1,831	260	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

200 Cascade Drive, Bldg. 1	Allen Town, PA	—	2,133	17,562	902	2,769	17,828	20,597	2,476	2007	(l	)
200 Cascade Drive, Bldg. 2	Allen Town, PA	—	310	2,268	117	316	2,379	2,695	285	2007	(l	)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	71	1,077	2,710	3,787	556	2008	(l	)
2455 Boulevard of Generals	Norristown, PA	3,556	1,200	4,800	1,088	1,226	5,862	7,088	571	2008	(l	)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	164	396	2,318	2,714	586	1999	(l	)
50 South 56th Street	Chandler, AZ	—	1,206	3,218	98	1,207	3,315	4,522	590	2004	(l	)
4701 W. Jefferson	Phoenix, AZ	—	926	2,195	443	929	2,635	3,564	685	2005	(l	)
7102 W. Roosevelt	Phoenix, AZ	—	1,613	6,451	1,028	1,620	7,472	9,092	1,229	2006	(l	)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	146	1,033	2,764	3,797	385	2006	(l	)
245 W. Lodge	Tempe, AZ	—	898	3,066	78	914	3,128	4,042	281	2007	(l	)
1590 E Riverview Dr.	Phoenix, AZ	—	1,293	5,950	69	1,292	6,020	7,312	392	2008	(l	)
14131 N. Rio Vista Dr.	Peoria, AZ	—	2,563	9,388	676	2,563	10,064	12,627	722	2008	(l	)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	160	2,709	11,130	13,839	654	2008	(l	)
3815 W. Washington St.	Phoenix, AZ	4,199	1,675	4,514	146	1,719	4,616	6,335	231	2008	(l	)
690 91st Avenue	Tolleson, AZ	—	1,904	6,805	2,101	1,923	8,887	10,810	549	2008	(l	)
Salt Lake City
512 Lawndale Drive(i)	Salt Lake City, UT	—	2,705	15,749	2,746	2,705	18,495	21,200	5,610	1997	(l	)
1270 West 2320 South	West Valley, UT	—	138	784	142	143	921	1,064	308	1998	(l	)
1275 West 2240 South	West Valley, UT	—	395	2,241	474	408	2,702	3,110	878	1998	(l	)
1288 West 2240 South	West Valley, UT	—	119	672	111	123	779	902	236	1998	(l	)
2235 South 1300 West	West Valley, UT	—	198	1,120	270	204	1,384	1,588	530	1998	(l	)
1293 West 2200 South	West Valley, UT	—	158	896	99	163	990	1,153	299	1998	(l	)
1279 West 2200 South	West Valley, UT	—	198	1,120	156	204	1,270	1,474	355	1998	(l	)
1272 West 2240 South	West Valley, UT	—	336	1,905	258	347	2,152	2,499	609	1998	(l	)
1149 West 2240 South	West Valley, UT	—	217	1,232	100	225	1,324	1,549	405	1998	(l	)
1142 West 2320 South	West Valley, UT	—	217	1,232	77	225	1,301	1,526	401	1998	(l	)
1152 West 2240 South	West Valley, UT	—	2,067	—	2,517	1,083	3,501	4,584	884	2000	(l	)
2323 South 900 W	Salt Lake City, UT	—	886	2,995	59	898	3,042	3,940	822	2006	(l	)
1815-1957 South 4650 West	Salt Lake City, UT	7,240	1,707	10,873	116	1,713	10,983	12,696	1,259	2006	(l	)
2100 Alexander Street	West Valley, UT	1,225	376	1,670	—	376	1,670	2,046	170	2007	(l	)
1815-1957 South 4650 West	West Valley, UT	2,102	864	2,771	82	869	2,848	3,717	308	2007	(l	)
San Diego
16275 Technology Drive	San Diego, CA	—	2,848	8,641	42	2,859	8,672	11,531	1,376	2005	(l	)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,497	1,590	13,857	15,447	1,187	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	651	1,446	1,885	3,331	230	2006	(l	)
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	97	821	855	1,676	162	2006	(l	)
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	58	565	511	1,076	104	2006	(l	)
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	70	483	433	916	100	2006	(l	)
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	(16)	1,102	610	1,712	123	2006	(l	)
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	149	1,214	1,019	2,233	213	2006	(l	)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	344	2,895	2,265	5,160	378	2006	(l	)
8572 Spectrum Lane	San Diego, CA	2,237	806	3,225	429	807	3,653	4,460	323	2007	(l	)
13100 Gregg Street	Poway, CA	—	1,040	4,160	474	1,073	4,601	5,674	531	2007	(l	)
Seattle
1901 Raymond Ave SW	Renton, WA	2,228	4,458	2,659	197	4,594	2,720	7,314	215	2008	(l	)
19014 64th Avenue South	Kent, WA	3,382	1,990	3,979	177	2,042	4,105	6,147	309	2008	(l	)
18640 68th Ave. South	Kent, WA	889	1,218	1,950	84	1,258	1,994	3,252	164	2008	(l	)
Southern New Jersey
8 Springdale Road	Cherry Hill, NJ	—	258	1,436	771	258	2,207	2,465	647	1998	(l	)
111 Whittendale Drive	Morrestown, NJ	1,781	522	2,916	112	522	3,028	3,550	787	2000	(l	)
7851 Airport Highway	Pennsauken, NJ	—	160	508	368	163	873	1,036	268	2003	(l	)
103 Central	Mt. Laurel, NJ	—	610	1,847	1,143	619	2,981	3,600	772	2003	(l	)
999 Grand Avenue	Hammonton, NJ	5,555	969	8,793	1,018	979	9,801	10,780	2,151	2005	(l	)
7890 Airport Hwy/7015 Central	Pennsauken, NJ	1,331	300	989	511	425	1,375	1,800	401	2006	(l	)
600 Creek Road	Delanco, NJ	—	2,125	6,504	(5)	2,127	6,497	8,624	1,259	2007	(l	)
1070 Thomas Busch Mem Hwy	Pennsauken, NJ	—	1,054	2,278	318	1,084	2,566	3,650	449	2007	(l	)
1601 Schlumberger Drive	Moorestown, NJ	—	560	2,240	733	608	2,925	3,533	335	2007	(l	)
St. Louis
8921-8971 Fost Avenue	Hazelwood, MO	—	431	2,479	437	431	2,916	3,347	983	1994	(l	)
9043-9083 Frost Avenue	Hazelwood, MO	—	319	1,838	2,210	319	4,048	4,367	975	1994	(l	)
10431-10449 Midwest Industrial Blvd	Olivette, MO	—	237	1,360	373	237	1,733	1,970	616	1994	(l	)
10751 Midwest Industrial Boulevard	Olivette, MO	—	193	1,119	570	194	1,688	1,882	735	1994	(l	)
6951 N Hanley(d)	Hazelwood, MO	—	405	2,295	1,480	419	3,761	4,180	1,139	1996	(l	)
1067 Warson-Bldg A	St. Louis, MO	—	246	1,359	696	251	2,050	2,301	453	2002	(l	)
1067 Warson-Bldg B	St. Louis, MO	—	380	2,103	1,975	388	4,070	4,458	809	2002	(l	)
1067 Warson-Bldg C	St. Louis, MO	—	303	1,680	1,256	310	2,929	3,239	691	2002	(l	)
1067 Warson-Bldg D	St. Louis, MO	—	353	1,952	949	360	2,894	3,254	605	2002	(l	)
6821-6857 Hazelwood Avenue	Berkeley, MO	4,977	985	6,205	917	985	7,122	8,107	1,545	2003	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09			Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

13701 Rider Trail North	Earth City, MO	—	800	2,099	700	804	2,795	3,599	732	2003	(l	)
1908-2000 Innerbelt(d)	Overland, MO	—	1,590	9,026	984	1,591	10,009	11,600	2,719	2004	(l	)
9060 Latty Avenue	Berkeley, MO	—	687	1,947	30	694	1,970	2,664	938	2006	(l	)
21-25 Gateway Commerce Center	Edwardsville, IL	24,416	1,874	31,958	191	1,928	32,095	34,023	3,052	2006	(l	)
601 Cannonball Lane	O’Fallon, MO	—	584	2,336	522	595	2,847	3,442	208	2007	(l	)
6647 Romiss Court	St. Louis, MO	—	230	681	72	241	742	983	97	2008	(l	)
Tampa
5313 Johns Road	Tampa, FL	—	204	1,159	231	257	1,337	1,594	431	1997	(l	)
5525 Johns Road	Tampa, FL	—	192	1,086	355	200	1,433	1,633	478	1997	(l	)
5709 Johns Road	Tampa, FL	—	192	1,086	165	200	1,243	1,443	377	1997	(l	)
5711 Johns Road	Tampa, FL	—	243	1,376	172	255	1,536	1,791	470	1997	(l	)
5453 W Waters Avenue	Tampa, FL	—	71	402	135	82	526	608	153	1997	(l	)
5455 W Waters Avenue	Tampa, FL	—	307	1,742	390	326	2,113	2,439	643	1997	(l	)
5553 W Waters Avenue	Tampa, FL	—	307	1,742	423	326	2,146	2,472	659	1997	(l	)
5501 W Waters Avenue	Tampa, FL	—	215	871	446	242	1,290	1,532	380	1997	(l	)
5503 W Waters Avenue	Tampa, FL	—	98	402	162	110	552	662	159	1997	(l	)
5555 W Waters Avenue	Tampa, FL	—	213	1,206	215	221	1,413	1,634	416	1997	(l	)
5557 W Waters Avenue	Tampa, FL	—	59	335	44	62	376	438	111	1997	(l	)
5463 W Waters Avenue	Tampa, FL	—	497	2,751	647	560	3,335	3,895	945	1998	(l	)
5461 W Waters	Tampa, FL	—	261	—	1,438	265	1,434	1,699	436	1998	(l	)
5481 W. Waters Avenue	Tampa, FL	—	558	—	2,496	561	2,493	3,054	596	1999	(l	)
4515-4519 George Road	Tampa, FL	2,528	633	3,587	820	640	4,400	5,040	995	2001	(l	)
6089 Johns Road	Tampa, FL	898	180	987	77	186	1,058	1,244	217	2004	(l	)
6091 Johns Road	Tampa, FL	715	140	730	134	144	860	1,004	187	2004	(l	)
6103 Johns Road	Tampa, FL	1,133	220	1,160	148	226	1,302	1,528	253	2004	(l	)
6201 Johns Road	Tampa, FL	1,028	200	1,107	124	205	1,226	1,431	278	2004	(l	)
6203 Johns Road	Tampa, FL	1,314	300	1,460	118	311	1,567	1,878	446	2004	(l	)
6205 Johns Road	Tampa, FL	1,342	270	1,363	75	278	1,430	1,708	213	2004	(l	)
6101 Johns Road	Tampa, FL	901	210	833	107	216	934	1,150	238	2004	(l	)
4908 Tampa West Blvd	Tampa, FL	—	2,622	8,643	(337)	2,635	8,293	10,928	1,592	2005	(l	)
7201-7245 Bryan Dairy Road(d)	Largo, FL	—	1,895	5,408	570	1,879	5,994	7,873	984	2006	(l	)
11701 Belcher Road South	Largo, FL	—	1,657	2,768	628	1,669	3,384	5,053	551	2006	(l	)
4900-4914 Creekside Drive(h)	Clearwater, FL	—	3,702	7,338	645	3,730	7,955	11,685	1,276	2006	(l	)
12345 Starkey Road	Largo, FL	—	898	2,078	395	905	2,466	3,371	374	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/09				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation			Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land		Improvements	Total	12/31/2009	Constructed	(Years)
					(Dollars in thousands)

Toronto
135 Dundas Street	Cambridge, ON	—	3,128	4,958	(700)	3,179		4,207	7,386	1,420	2005	(l	)
678 Erie Street	Stratford, ON	—	786	557	(236)	829		278	1,107	205	2005	(l	)
114 Packham Rd	Stratford, ON	—	1,000	3,526	525	1,012		4,039	5,051	1,275	2007	(l	)
Other
3501 Maple Street	Abilene, TX	—	67	1,057	1,478	266		2,336	2,602	1,269	1994	(l	)
4200 West Harry Street(e)	Wichita, KS	—	193	2,224	1,777	532		3,662	4,194	2,407	1994	(l	)
5050 Kendrick Court	Grand Rapids, MI	—	1,721	11,433	7,579	1,721		19,012	20,733	7,310	1994	(l	)
5015 52nd Street SE	Grand Rapids, MI	—	234	1,321	70	234		1,391	1,625	547	1994	(l	)
2250 Delaware Ave	Des Moines, IA	—	277	1,609	591	277		2,200	2,477	598	1998	(l	)
9601A Dessau Road	Austin, TX	1,139	255	—	1,782	366		1,671	2,037	421	1999	(l	)
9601C Dessau Road	Austin, TX	1,406	248	—	2,265	355		2,158	2,513	967	1999	(l	)
9601B Dessau Road	Austin, TX	1,175	248	—	1,852	355		1,745	2,100	459	2000	(l	)
6266 Hurt Road	Horn Lake, MS	—	427	—	3,537	427		3,537	3,964	361	2004	(l	)
6266 Hurt Road Building B	Horn Lake, MS	—	—	—	868	99		769	868	180	2004	(l	)
6301 Hazeltine National Drive	Orlando, FL	4,090	909	4,613	262	920		4,864	5,784	921	2005	(l	)
12626 Silicon Drive	San Antonio, TX	3,270	768	3,448	266	779		3,703	4,482	798	2005	(l	)
3100 Pinson Valley Parkway	Birmingham, AL	—	303	742	22	310		757	1,067	161	2005	(l	)
1021 W. First Street, Hwy 93	Sumner, IA	—	99	2,540	(96)	101		2,442	2,543	538	2005	(l	)
1245 N. Hearne Avenue	Shreveport, LA	—	99	1,263	34	102		1,294	1,396	326	2005	(l	)
10330 I Street	Omaha, NE	—	1,808	8,340	15	1,809		8,354	10,163	2,450	2006	(l	)
3200 Pond Station	Jefferson County, KY	—	2,074	—	9,679	2,119		9,634	11,753	654	2007	(l	)
Ozburn Hessey Logistics	Winchester, VA	—	2,320	—	10,855	2,401		10,774	13,175	689	2007	(l	)
Pure Fishing BTS	Kansas City, MO	—	4,152	—	13,602	4,228		13,526	17,754	411	2008	(l	)
600 Greene Drive	Greenville, KY	—	294	8,570	3	296		8,571	8,867	1,462	2008	(l	)
Redevelopments /Developments / Developable Land(j)		—	183,630	1,048	7,675 (m)	186,848		5,508	192,356	340

Total		$402,057	$753,454	$1,860,763	$712,694	$767,724	(k)	$2,559,190 (k)	$3,326,914	$597,461 (k)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of write-off of fully depreciated assets.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	Comprised of 28 properties.

(j)	These properties represent developable land and redevelopments that have not been placed in service.

(k)

			Gross Amount
	Amounts		Carried At
	Included	Amounts Within	Close of Period
	in Real Estate	Net Investment	December 31,
	Held for Sale	in Real Estate*	2009*

Land	$16,245	$751,479	$767,724
Buildings & Improvements	15,617	2,543,573	2,559,190
Accumulated Depreciation	(2,566)	(594,895)	(597,461)

Subtotal	29,296	2,700,157	2,729,453
Construction in Progress	—	24,712	24,712

Net Investment in Real Estate	29,296	2,724,869	2,754,165

Leasing Commissions, Net, Deferred Leasing Intangibles, Net and Deferred Rent Receivable, Net	8,009

Total at December 31, 2009	$37,305

*	Amounts exclude $60,160 of above market and other deferred leasing intangibles, net.

(l)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	8 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease

(m)	Includes foreign currency translation adjustments.

At December 31, 2009, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.1 billion (excluding construction in progress.)

The changes in total real estate assets, including real estate held for sale, for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Balance, Beginning of Year	$3,406,729	$3,365,500	$3,331,382
Acquisition of Real Estate Assets	208	319,431	440,664
Construction Costs and Improvements	47,716	186,997	237,135
Disposition of Real Estate Assets	(73,015)	(429,106)	(619,785)
Write-off of Fully Depreciated Assets	(30,012)	(36,093)	(23,896)

Balance, End of Year	$3,351,626	$3,406,729	$3,365,500

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2009 are as follows:

	2009	2008	2007

Balance, Beginning of Year	$524,865	$512,781	$473,882
Depreciation for Year	112,241	114,795	121,714
Disposition of Assets	(9,633)	(66,618)	(58,919)
Write-off of Fully Depreciated Assets	(30,012)	(36,093)	(23,896)

Balance, End of Year	$597,461	$524,865	$512,781

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2010

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Edwin Tyler W. Edwin Tyler	Chairman of the Board of Directors	March 1, 2010

/s/ Bruce W. Duncan Bruce W. Duncan	President, Chief Executive Officer and Director	March 1, 2010

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	March 1, 2010

/s/ H. Patrick Hackett, Jr. H. Patrick Hackett, Jr.	Director	March 1, 2010

/s/ Kevin W. Lynch Kevin W. Lynch	Director	March 1, 2010

/s/ John E. Rau John E. Rau	Director	March 1, 2010

/s/ Jay H. Shidler Jay H. Shidler	Director	March 1, 2010

/s/ Robert J. Slater Robert J. Slater	Director	March 1, 2010

/s/ J. Steven Wilson J. Steven Wilson	Director	March 1, 2010