Form 10-Q
period 2010-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2010-05-04
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13102

First Industrial Realty Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	36-3935116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 3900, Chicago, Illinois 60606
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2010: 63,281,724.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended March 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$739,492	$751,479
Buildings and Improvements	2,552,059	2,543,573
Construction in Progress	12,558	24,712
Less: Accumulated Depreciation	(614,070)	(594,895)

Net Investment in Real Estate	2,690,039	2,724,869

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $358 and $3,341 at March 31, 2010 and December 31, 2009, respectively	5,431	37,305
Cash and Cash Equivalents	107,192	182,943
Restricted Cash	21,945	102
Tenant Accounts Receivable, Net	4,059	2,243
Investments in Joint Ventures	8,436	8,788
Deferred Rent Receivable, Net	42,042	39,220
Deferred Financing Costs, Net	14,651	15,333
Deferred Leasing Intangibles, Net	56,528	60,160
Prepaid Expenses and Other Assets, Net	135,873	133,623

Total Assets	$3,086,196	$3,204,586

LIABILITIES AND EQUITY
Liabilities:
Mortgage and Other Loans Payable, Net	$429,076	$402,974
Senior Unsecured Debt, Net	982,308	1,140,114
Unsecured Line of Credit	497,224	455,244
Accounts Payable, Accrued Expenses and Other Liabilities, Net	68,961	81,136
Deferred Leasing Intangibles, Net	23,549	24,754
Rents Received in Advance and Security Deposits	26,805	26,117

Total Liabilities	2,027,923	2,130,339

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2010 and December 31, 2009, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 67,593,883 and 66,169,328 shares issued and 63,269,769 and 61,845,214 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	676	662
Additional Paid-in-Capital	1,559,315	1,551,218
Distributions in Excess of Accumulated Earnings	(405,893)	(384,013)
Accumulated Other Comprehensive Loss	(17,998)	(18,408)
Treasury Shares at Cost (4,324,114 shares at March 31, 2010 and December 31, 2009)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	996,082	1,009,441
Noncontrolling Interest	62,191	64,806

Total Equity	1,058,273	1,074,247

Total Liabilities and Equity	$3,086,196	$3,204,586

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)
	(In thousands except
	per share data)

Revenues:
Rental Income	$66,129	$68,014
Tenant Recoveries and Other Income	23,348	24,867
Construction Revenues	270	18,431

Total Revenues	89,747	111,312

Expenses:
Property Expenses	32,685	33,079
General and Administrative	8,917	10,109
Restructuring Costs	264	4,744
Impairment of Real Estate	9,155	—
Depreciation and Other Amortization	34,468	38,366
Construction Expenses	209	17,883

Total Expenses	85,698	104,181

Other Income (Expense):
Interest Income	1,075	561
Interest Expense	(27,695)	(28,098)
Amortization of Deferred Financing Costs	(821)	(708)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(134)	1,115
Gain from Early Retirement of Debt	355	—

Total Other Income (Expense)	(27,220)	(27,130)

Loss from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax (Provision) Benefit	(23,171)	(19,999)
Equity in (Loss) Income of Joint Ventures	(459)	29
Income Tax (Provision) Benefit	(111)	1,837

Loss from Continuing Operations	(23,741)	(18,133)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $4,008 and $4,413 for the Three Months Ended March 31, 2010 and March 31, 2009, respectively)	4,252	5,091
Benefit for Income Taxes Allocable to Discontinued Operations (Including $0 and $93 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2010 and March 31, 2009, respectively)	—	85

Loss Before Gain on Sale of Real Estate	(19,489)	(12,957)
Gain on Sale of Real Estate	1,073	460
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(394)	(29)

Net Loss	(18,810)	(12,526)
Less: Net Loss Attributable to the Noncontrolling Interest	1,896	1,982

Net Loss Attributable to First Industrial Realty Trust, Inc.	(16,914)	(10,544)
Less: Preferred Stock Dividends	(4,960)	(4,857)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(21,874)	$(15,401)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.42)	$(0.45)

Income From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.06	$0.10

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$(0.35)

Weighted Average Shares Outstanding	61,797	44,147

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Net Loss	$(18,810)	$(12,526)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $414 and $25 for the Three Months Ended March 31, 2010 and March 31, 2009, respectively	(567)	(2,215)
Amortization of Interest Rate Protection Agreements	505	(206)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	(145)	—
Foreign Currency Translation Adjustment, Net of Income Tax Benefit of $468 and $503 for the Three Months Ended March 31, 2010 and March 31, 2009, respectively	688	(443)

Comprehensive Loss	(18,329)	(15,390)
Comprehensive Loss Attributable to Noncontrolling Interest	1,858	2,099

Comprehensive Loss Attributable to First Industrial Realty Trust, Inc.	$(16,471)	$(13,291)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,810)	$(12,526)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	26,883	28,452
Amortization of Deferred Financing Costs	821	708
Other Amortization	9,628	17,237
Impairment of Real Estate	9,155	—
Provision for Bad Debt	645	624
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	134	(1,115)
Gain on Early Retirement of Debt	(355)	—
Equity in Loss (Income) of Joint Ventures	459	(29)
Distributions from Joint Ventures	500	101
Gain on Sale of Real Estate	(5,081)	(4,873)
Decrease in Developments for Sale Costs	—	13
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,959)	6,774
Increase in Deferred Rent Receivable	(2,731)	(1,882)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(10,633)	(12,708)
Decrease in Restricted Cash	3	—
Repayments of Discount on Senior Unsecured Debt	(1,775)	—

Net Cash Provided by Operating Activities	4,884	20,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(13,486)	(28,787)
Net Proceeds from Sales of Investments in Real Estate	43,515	15,858
Contributions to and Investments in Joint Ventures	(225)	(1,735)
Distributions from Joint Ventures	725	2,937
Repayments of Notes Receivable	228	—
Increase in Restricted Cash and Escrows	(22,732)	—

Net Cash Provided by (Used in) Investing Activities	8,025	(11,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(4)	—
Proceeds from the Issuance of Common Stock	5,970	—
Repurchase and Retirement of Restricted Stock	(268)	(721)
Dividends/Distributions	—	(12,614)
Preferred Stock Dividends	(5,412)	(6,089)
Payments on Interest Rate Swap Agreement	(152)	—
Costs Associated with Early Retirement of Debt	(877)	—
Proceeds from Origination of Mortgage Loans Payable	27,530	—
Repayments on Mortgage Loans Payable	(1,273)	(905)
Debt Issuance Costs	(493)	—
Repayments on Senior Unsecured Debt	(155,124)	—
Proceeds from Unsecured Line of Credit	51,500	46,000
Repayments on Unsecured Line of Credit	(10,341)	—

Net Cash (Used in) Provided by Financing Activities	(88,944)	25,671

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	284	(100)
Net (Decrease) Increase in Cash and Cash Equivalents	(76,035)	34,720
Cash and Cash Equivalents, Beginning of Period	182,943	3,182

Cash and Cash Equivalents, End of Period	$107,192	$37,802

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their other controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC.

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 88.7% ownership interest at March 31, 2010 and March 31, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein. Noncontrolling interest at March 31, 2010 and March 31, 2009 of approximately 7.8% and 11.3%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. See Notes 4 and 16 for more information on the Joint Ventures.

As of March 31, 2010, we owned 781 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 69.0 million square feet of gross leasable area (“GLA”).

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

We believe that we were in compliance with our financial covenants as of March 31, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in future quarters in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the three months ended March 31, 2010, we originated $27,530 in mortgage financings with maturities ranging from February 2015 to March 2015 and an interest rate of 7.40% (see Note 5). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the three months ended March 31, 2010, we issued 875,402 shares of the Company’s common stock, generating $5,970 in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) (see Note 6). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the three months ended March 31, 2010, we sold three industrial properties and several land parcels for gross proceeds of $44,329 (see Note 8). We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Debt Reduction — On February 8, 2010, we closed on a tender offer in which we purchased $72,702 of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66,236 of our senior unsecured debt maturing in 2012 and $21,062 of our senior unsecured debt maturing in 2014. On April 26, 2010, we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70,796. In connection with this redemption prior to maturity, we expect to recognize approximately $4.3 million as loss on early retirement of debt in the second quarter of 2010. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

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

3.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2009, audited financial statements included in our 2009 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

The 2009 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2010 and December 31, 2009, and the reported amounts of revenues and expenses for the three months ended March 31, 2010 and March 31, 2009. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2010 and December 31, 2009, and the results of our operations and comprehensive income for each of the three months ended March 31, 2010 and March 31, 2009, and our cash flows for each of the three months ended March 31, 2010 and March 31, 2009, and all adjustments are of a normal recurring nature.

Restricted Cash

At March 31, 2010 and December 31, 2009, restricted cash includes cash held in escrow in connection with mortgage debt requirements and/or gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Code. The carrying amount approximates fair value due to the short term maturity of these investments.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	March 31,	December 31,
	2010	2009

In-Place Leases	$67,537	$69,785
Less: Accumulated Amortization	(33,230)	(32,788)

	$34,307	$36,997

Above Market Leases	$7,244	$7,298
Less: Accumulated Amortization	(2,459)	(2,341)

	$4,785	$4,957

Tenant Relationships	$26,258	$26,278
Less: Accumulated Amortization	(8,822)	(8,072)

	$17,436	$18,206

Total Deferred Leasing Intangibles, Net	$56,528	$60,160

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	March 31,	December 31,
	2010	2009

Below Market Leases	$38,372	$39,125
Less: Accumulated Amortization	(14,823)	(14,371)

Total Deferred Leasing Intangibles, Net	$23,549	$24,754

Amortization expense related to in-place leases and tenant relationships was $3,485 and $5,737 for the three months ended March 31, 2010 and March 31, 2009, respectively. Rental revenues increased by $1,005 and $374 related to net amortization of above/(below) market leases for the three months ended March 31, 2010 and March 31, 2009, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance which revises and updates previously issued guidance related to variable interest entities. This new guidance, which became effective January 1, 2010, revises the previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable- interest entity. We adopted this new guidance on January 1, 2010. However, the adoption of this guidance did not impact our financial position or results of operations.

4.	Investments in Joint Ventures and Property Management Services

At March 31, 2010, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 45 industrial properties comprising approximately 8.2 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 11 industrial properties comprising approximately

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.4 million square feet of GLA, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned three industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of March 31, 2010, the 2007 Europe Joint Venture does not own any properties.

On September 18, 2009, we received a notice from the counterparty in the 2006 Net Lease Co-Investment Program that such counterparty is exercising the buy/sell provision in the program’s governing agreement to either purchase our 15% interests in the real property assets currently owned by the program or sell to us its interests in some or all of such assets, along with an additional real property asset in another program which we manage but in which we have no ownership interest. We have accepted the investor’s offered price. We expect the purchase to be consummated in the second quarter of 2010, and we don’t expect to take any additional impairment charges in connection with the acquisition.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund and, effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund.

The 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, July 2007 Fund and the 2007 Canada Joint Venture are considered variable interest entities in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we continue to not be the primary beneficiary in any of our Joint Ventures. As of March 31, 2010, our investments in the 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are $3,200, ($3,661), $(655) and $1,477, respectively. Our maximum exposure to loss is equal to our investment each venture plus any future contributions we make to the ventures.

At March 31, 2010 and December 31, 2009, we have receivables from the Joint Ventures and the July 2007 Fund of $943 and $1,218, respectively, which primarily relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three months ended March 31, 2010 and March 31, 2009, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from disposition, leasing, development, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Contributions	$225	$1,735
Distributions	$1,225	$3,038
Fees	$2,067	$2,718

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage and Other Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage and other loans payable, senior unsecured debt and Unsecured Line of Credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	March 31,	December 31,	March 31,	March 31,
	2010	2009	2010	2010	Maturity Date

					December 2010 -
Mortgage and Other Loans Payable, Net	$429,076	$402,974	5.92% - 9.25%	4.93% -9.25%	September 2024
Unamortized Premiums	(871)	(1,025)

Mortgage and Other Loans Payable, Gross	$428,205	$401,949

Senior Unsecured Debt, Net
2016 Notes	$159,857	$159,843	5.750%	5.91%	01/15/16
2017 Notes	87,189	87,187	7.500%	7.52%	12/01/17
2027 Notes	13,559	13,559	7.150%	7.11%	05/15/27
2028 Notes	189,863	189,862	7.600%	8.13%	07/15/28
2011 Notes	70,776	143,447	7.375%	7.39%	03/15/11
2012 Notes	77,719	143,837	6.875%	6.85%	04/15/12
2032 Notes	34,656	34,651	7.750%	7.87%	04/15/32
2014 Notes	85,916	105,253	6.420%	6.54%	06/01/14
2011 Exchangeable Notes*	145,160	144,870	4.625%	5.53%	09/15/11
2017 II Notes	117,613	117,605	5.950%	6.37%	05/15/17

Subtotal	$982,308	$1,140,114
Unamortized Discounts	8,997	11,191

Senior Unsecured Debt, Gross	$991,305	$1,151,305

Unsecured Line of Credit	$497,224	$455,244	1.259%	1.259%	09/28/12

*	The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of our common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share which is an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of our common stock on September 19, 2006. In connection with our offering of the 2011 Exchangeable Notes, we entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of our common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the our common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to our common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call is accounted for as a hedge and included in First Industrial Realty Trust, Inc.’s Stockholders’ Equity because the derivative is indexed to our own stock and meets the scope exception within the derivative guidance.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2010, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	March 31,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2010

I	$7,780	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.1	$9,581
II	7,200	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.2	7,752
III	4,300	7.40%	February 17, 2010	March 5, 2015	25-year	1	0.2	7,136
IV	8,250	7.40%	February 24, 2010	March 5, 2015	25-year	1	0.3	12,419

	$27,530							$36,888

For Mortgage Financings I, II, III and IV principal prepayments are prohibited for 36 months after loan origination. Prepayment premiums typically decrease as the loan matures and range from 1% to 2% of the loan balance.

As of March 31, 2010, mortgage and other loans payable of $429,076 are collateralized by industrial properties with a net carrying value of $622,408 and one letter of credit. Additionally, the industrial properties that are the collateral for certain mortgage financings in the amount of $47,652 are cross-collateralized.

On February 8, 2010, we closed on a tender offer in which we repurchased and retired the following senior unsecured debt prior to its maturity:

	Principal
	Amount	Purchase
	Repurchased	Price

2011 Notes	$72,702	$72,701
2012 Notes	66,236	66,234
2014 Notes	21,062	17,964

	$160,000	$156,899

In connection with these repurchases prior to maturity, we recognized $355 as gain on early retirement of debt for the three months ended March 31, 2010, which is the difference between the repurchase amount of $156,899 and the principal amount retired of $160,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $1,547, $354, $(145) and $990, respectively.

On April 26, 2010, we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70,796 at a redemption price of 105.97% of the principal amount, plus accrued and unpaid interest for the period March 15, 2010 to April 25, 2010. In connection with this redemption prior to maturity, we expect to recognize approximately $4.3 million as loss on early retirement of debt in the second quarter of 2010.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments as of March 31, 2010, of mortgage and other loans payable, senior unsecured debt and the Unsecured Line of Credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2010	$17,641
2011	229,405
2012	598,654
2013	7,426
2014	207,900
Thereafter	855,708

Total	$1,916,734

The Unsecured Line of Credit and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of March 31, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

At March 31, 2010 and December 31, 2009, the fair value of our mortgage and other loans payable, senior unsecured debt and Unsecured Line of Credit were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable	$429,076	$451,773	$402,974	$407,706
Senior Unsecured Debt	982,308	816,975	1,140,114	960,452
Unsecured Line of Credit	497,224	473,374	455,244	422,561

Total	$1,908,608	$1,742,122	$1,998,332	$1,790,719

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the senior unsecured debt was determined by quoted market prices. The fair value of the Unsecured Line of Credit was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

6.	Stockholders’ Equity

Shares of Common Stock and Noncontrolling Interest:

During the three months ended March 31, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP for approximately $5,970. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds.

During the three months ended March 31, 2010, we awarded 23,567 shares of common stock to certain directors. The common stock shares had a fair value of approximately $128 upon issuance.

During the three months ended March 31, 2010, 1,508 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $18 of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in Noncontrolling Interest for the three months ended March 31, 2010 and March 31, 2009:

	March 31,	March 31,
	2010	2009

Noncontrolling Interest, Beginning of Period	$64,806	$122,117
Net (Loss) Income	(1,896)	(1,982)
Other Comprehensive Loss (Income)	38	(117)

Comprehensive Loss (Income)	(1,858)	(2,099)

Conversion of Units to Common Stock	(18)	(2,521)
Reallocation — Additional Paid In Capital	(773)	(37,348)
Reallocation — Other Comprehensive Income	34	—

Noncontrolling Interest, End of Period	$62,191	$80,149

Restricted Stock:

During the three months ended March 31, 2010, we awarded 573,198 shares of restricted common stock to certain employees. The restricted common stock had a fair value of approximately $3,336 on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the first quarter of 2010, the new coupon rate was 7.065%. See Note 14 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions accrued during the three months ended March 31, 2010:

	Three Months Ended
	March 31, 2010
	Dividend/
	Distribution	Total
	per Share	Dividend

Series F Preferred Stock	$1,766.25	$883
Series G Preferred Stock	$1,809.00	$452
Series J Preferred Stock	$4,531.30	$2,719
Series K Preferred Stock	$4,531.30	$906

7.	Acquisition of Real Estate

During the three months ended March 31, 2009, we acquired one land parcel. The purchase price of the land parcel was approximately $208, excluding costs incurred in conjunction with the acquisition of the land parcel.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2010, we sold three industrial properties comprising approximately 0.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the three industrial properties and several land parcels were approximately $44,329. The gain on sale of real estate was approximately $5,081, of which $4,008 is shown in discontinued operations. The three sold industrial properties and one land

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parcel that received ground rental revenues meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the three sold industrial properties and the land parcel that received ground rental revenues are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

At March 31, 2010, we had two industrial properties comprising approximately 0.03 million square feet of GLA and several land parcels held for sale. The results of operations of the two industrial properties held for sale at March 31, 2010, are included in discontinued operations. There can be no assurance that such industrial properties and land parcels held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2009, reflects the results of operations of the three industrial properties and one land parcel (that received ground rental revenues) that were sold during the three months ended March 31, 2010, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of the two industrial properties identified as held for sale at March 31, 2010, and the gain on sale of real estate relating to the three industrial properties that were sold during the three months ended March 31, 2009.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2010 and March 31, 2009:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Total Revenues	$384	$2,834
Property Expenses	(112)	(1,027)
Depreciation and Amortization	(28)	(1,129)
Gain on Sale of Real Estate	4,008	4,413
Benefit for Income Taxes	—	85

Income from Discontinued Operations	$4,252	$5,176

At March 31, 2010 and December 31, 2009, we had mortgage notes receivables outstanding of approximately $59,818 and $60,029, net of a discount of $431 and $449, respectively, primarily in conjunction with certain property sales for which we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net. At March 31, 2010 and December 31, 2009, the fair value of the notes receivables were $57,482 and $56,812, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Interest paid, net of capitalized interest	$30,223	$28,534

Capitalized interest	$—	$281

Supplemental schedule of non-cash investing and financing activities:
Exchange of Units for common stock:
Noncontrolling interest	$(18)	$(2,521)
Common stock	—	1
Additional paid-in-capital	18	2,520

	$—	$—

Write-off of fully depreciated assets	$(14,058)	$(16,865)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$—	$2,800

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(23,741)	$(18,133)
Noncontrolling Interest Allocable to Continuing Operations	2,289	2,624
Gain on Sale of Real Estate, Net of Income Tax	679	431
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	(54)	(49)
Preferred Stock Dividends	(4,960)	(4,857)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(25,787)	$(19,984)

Income from Discontinued Operations, Net of Income Tax	$4,252	$5,176
Noncontrolling Interest Allocable to Discontinued Operations	(339)	(593)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$3,913	$4,583

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(21,874)	$(15,401)

Denominator:
Weighted Average Shares — Basic and Diluted	61,796,683	44,147,164

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.42)	$(0.45)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.06	$0.10

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$(0.35)

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable dividends of the Company.

		Allocation of		Allocation of
		Net Income		Net Income
		Available to		Available to
		Participating		Participating
		Securities For		Securities For
	Unvested Awards	the Three Months	Unvested Awards	the Three Months
	Outstanding at	Ended	Outstanding at	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2010	2009	2009

Participating Securities:
Restricted Stock Awards	773,034	—	387,056	—
Restricted Unit Awards	—	—	1,053	—

	773,034	$—	388,109	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three months ended March 31, 2010 and March 31, 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three months ended March 31, 2010 and March 31, 2009, as the effect of stock options and restricted stock/unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of
	Awards	Awards
	Outstanding At	Outstanding At
	March 31,	March 31,
	2010	2009

Non-Participating Securities:
Restricted Unit Awards	1,218,800	1,000,000
Options	139,700	162,634

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

11.	Impairment Charges

The fair value measurement guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9,155 should be recorded to a certain property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”).

The following table presents information about our impairment charge that was measured on a fair value basis for the three months ended March 31, 2010. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements at
		March 31, 2010 Using:
		Quoted Prices in
		Quoted Prices in	Significant Other	Unobservable	Total
	March 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Grand Rapids Property	$4,122	—	—	$4,122	$(9,155)

The non-cash impairment charge related to the Grand Rapids Property is based upon the difference between the fair value of the property and its carrying value. The valuation of the Grand Rapids Property was determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates.

12.	Restructuring Costs

During 2008 and 2009, the Board of Directors committed the Company to a plan to reduce organizational and overhead costs. For the three months ended March 31, 2010, we recorded as restructuring costs a pre-tax charge of

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$264 to provide for costs associated with the termination of certain office leases ($75) and other costs ($189) associated with implementing the restructuring plan. For the three months ended March 31, 2009, we recorded as restructuring costs a pre-tax charge of $4,744 to provide for employee severance and benefits ($4,032), costs associated with the termination of certain office leases ($328) and other costs ($384) associated with implementing the restructuring plan. Included in employee severance costs for the three months ended March 31, 2009 is $2,759 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.

At March 31, 2010 and December 31, 2009, we have $2,540 and $2,884, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

13.	Stock Based Compensation

For the three months ended March 31, 2010 and March 31, 2009, we recognized $1,499 and $5,422, respectively, in compensation expense related to restricted stock/unit awards, of which $0 and $45, respectively, was capitalized in connection with development activities. At March 31, 2010, we have $11,582 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.22 years.

During the three months ended March 31, 2010, we awarded 573,198 shares of restricted common stock to certain employees (see Note 6).

During the three months ended March 31, 2010, we awarded 23,567 shares of common stock to certain directors (see Note 6).

14.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2010, we have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. We anticipate that the Interest Rate Swap Agreement will continue to be highly effective, and, as a result, the change in the fair value is shown in Other Comprehensive Income (“OCI”). The maturity date of the interest rate swap agreement is April 1, 2010, and the fair value as of March 31, 2010 is $0.

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the first quarter of 2010 the new coupon rate was 7.065%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three months ended March 31, 2010 and March 31, 2009, $(134) and $1,499, respectively, is recognized as Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and for the three months ended March 31, 2010 and March 31, 2009, totaled $76 and $0, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, we had two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rate on the forecasted debt issuance underlying one of the swaps locked on March 20, 2009 and as such, ceased to qualify for hedge accounting. We recognized a $384 loss in Mark-to-Market Gain on Interest Rate Protection Agreements in the statement of operations related to the change in value from March 20, 2009 to March 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,136 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in either Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
	Notional		Trade	Maturity	March 31,	December 31,
Hedge Product	Amount	Strike	Date	Date	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	$50,000	2.4150%	March 2008	April 1, 2010	$—	$(267)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	35	93

Total Derivatives	$100,000			Total	$35	$(174)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of March 31, 2010 and December 31, 2009, the outstanding payable was $76 and $152, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three months ended March 31, 2010 and March 31, 2009:

		Three Months Ended
		March 31,	March 31,
Interest Rate Products	Location on Statement	2010	2009

Loss Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$(567)	$(2,215)
Amortization Reclassified from OCI into Income	Interest Expense	$(505)	$206
Loss Recognized in Income (Unhedged Position)	Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	$—	$(384)

Additionally, as of March 31, 2010, one of the Joint Ventures has interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships are considered highly effective and as such, for the three months ended March 31, 2010, we recorded $420 in unrealized loss, representing our 10% share, offset by $414 of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. As of March 31, 2009, two of the Joint Ventures had interest rate protection agreements outstanding and for the three months ended March 31, 2009, we recorded $63 in unrealized gain, representing our 10% share, offset by $25 of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The guidance for fair value measurement of financial instruments includes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth our financial assets that are accounted for at fair value on a recurring basis as of March 31, 2010:

		Fair Value Measurements at
		March 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest Rate Swap Agreement	$—	—	$—	—
Series F Agreement	$35	—	—	$35

The maturity date of the interest rate swap agreement is April 1, 2010, and the fair value as of March 31, 2010 is $0.

The valuation of the Series F Agreement utilizes the same valuation technique as the Interest Rate Swap Agreement. However, we consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate 5.2175% for floating rate payments based on 30-year Treasury. No market observable prices exist for long-dated Treasuries past 30 years. Therefore, we have classified the Series F Agreement in its entirety as a Level 3.

The following table presents a reconciliation of our assets classified as Level 3 at March 31, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning asset balance at December 31, 2009	$93
Total realized losses:
Mark-to-Market of the Series F Agreement	(58)

Ending asset balance at March 31, 2010	$35

15.	Commitments and Contingencies

Currently, we are the defendant in a suit brought in February 2009 by the trustee in the bankruptcy of a former tenant. The trustee is seeking the return of $5,000 related to letters of credit that we drew down when the tenant defaulted on its leases. At March 31, 2010, we are not in a position to assess what the ultimate liability we may have to the bankruptcy estate. In addition, in the normal course of business, we are involved in other legal actions arising from the ownership of our industrial properties. Except as disclosed herein, in our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

At December 31, 2009 our investment in the 2005 Development/Repositioning Joint Venture is $(2,785) and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations to this venture. At March 31, 2010 our investment in the 2005 Development/Repositioning Joint Venture and the 2006 Land/Development Joint Venture is $(3,661) and $(655), respectively and is included within

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations at both ventures.

At March 31, 2010, we had 13 letters of credit outstanding in the aggregate amount of $2,457. These letters of credit expire between June 2010 and May 2011.

16.	Subsequent Events

From April 1, 2010 to April 30, 2010, we acquired one industrial property for approximately $2,500. There were no industrial properties sold during this period.

On April 26, 2010, we redeemed and retired our 2011 Notes in the amount of $70,796. In connection with this redemption prior to maturity, we will recognize approximately $4.3 million as loss on early retirement of debt in the second quarter of 2010.

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which is the subject of current litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believed there was a very low probability that the Michigan Supreme Court would accept the case. Therefore, in September 2009 we reversed our accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of $2,200. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. We are currently assessing our options in relation to this litigation, however based on the most recent ruling of the Michigan Supreme Court, we will reverse the receivable of $1,400 and reestablish the accrual of $800 during the three months ended June 30, 2010.

We are currently in discussions with our joint venture partner in the 2005 Development/Repositioning, the 2005 Core, the 2006 Land/Development, the 2007 Canada and the 2007 Europe joint ventures regarding the future plans for these ventures with respect to financial leverage, asset management, and potential conclusion of the joint venture agreements. As of May 3, 2010, no definitive agreement regarding the future of these ventures has been reached. In the event these joint ventures cease operating, we would expect to make further modifications to our previously announced plan to reduce organizational and overhead costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC.

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 88.7% ownership interest at March 31, 2010 and March 31, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein. Noncontrolling interest at March 31, 2010 and March 31, 2009, of approximately 7.8% and 11.3%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.

As of March 31, 2010, we owned 781 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 69.0 million square feet of gross leasable area (“GLA”).

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

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently a significant portion of our proceeds from sales our being used to repay outstanding debt. Market conditions permitting, however, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt, finance future acquisitions and developments and to fund our equity commitments to our Joint Ventures. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to our Joint Ventures or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

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

We believe that we were in compliance with our financial covenants as of March 31, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in future quarters in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the three months ended March 31, 2010, we originated $27.5 million in mortgage financings with maturities ranging from February 2015 to March 2015 and an interest rate of 7.40% (see Note 5 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the three months ended March 31, 2010, we issued 875,402 shares of the Company’s common stock, generating $6.0 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) (see Note 6 to the Consolidated Financial Statements). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the three months ended March 31, 2010, we sold three industrial properties and several land parcels for gross proceeds of $44.3 million (see Note 8 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — On February 8, 2010, we closed on a tender offer in which we purchased $72.7 million of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66.2 million of our senior unsecured debt maturing in 2012 and $21.1 million of our senior unsecured debt maturing in 2014. On April 26, 2010, we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70.8 million. In connection with this redemption prior to maturity, we expect to recognize approximately $4.3 million as loss on early retirement of debt in the second quarter of 2010. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $21.9 million and $15.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders was $0.35 per share for each of the three months ended March 31, 2010, and 2009.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2010 and March 31, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through March 31, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through March 31, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2010 and March 31, 2009, the occupancy rates of our same store properties were 81.4% and 85.9%, respectively.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$83,310	$86,773	$(3,463)	(4.0)%
Acquired Properties	—	—	—	—
Sold Properties	372	2,803	(2,431)	(86.7)%
(Re)Developments and Land, Not Included Above	2,757	1,629	1,128	69.2%
Other	3,422	4,510	(1,088)	(24.1)%

	$89,861	$95,715	$(5,854)	(6.1)%
Discontinued Operations	(384)	(2,834)	2,450	(86.5)%

Subtotal Revenues	$89,477	$92,881	$(3,404)	(3.7)%

Construction Revenues	270	18,431	(18,161)	(98.5)%

Total Revenues	$89,747	$111,312	$(21,565)	(19.4)%

Revenues from same store properties decreased $3.5 million due primarily to a decrease in occupancy. Revenues from sold properties decreased $2.4 million due to the 18 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.2 million square feet of GLA. Revenues from (re)developments and land increased $1.1 million primarily due to an increase in occupancy. Other revenues decreased $1.1 million due primarily to a decrease in development fees earned from our Joint Ventures. Construction revenues decreased $18.2 million primarily due to the substantial completion prior to the three months ended March 31, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$28,249	$29,421	$(1,172)	(4.0)%
Acquired Properties	—	—	—	—
Sold Properties	54	891	(837)	(93.9)%
(Re)Developments and Land, Not Included Above	1,183	1,169	14	1.2%
Other	3,311	2,625	686	26.1%

	$32,797	$34,106	$(1,309)	(3.8)%
Discontinued Operations	(112)	(1,027)	915	(89.1)%

Total Property Expenses	$32,685	$33,079	$(394)	(1.2)%

Construction Expenses	209	17,883	(17,674)	(98.8)%

Total Property and Construction Expenses	$32,894	$50,962	$(18,068)	(35.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.2 million due primarily to a decrease in repairs and maintenance expense, insurance expense and real estate tax expense. Property expenses from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land remained relatively unchanged. The $0.7 million increase in other expense is primarily attributable to an increase in compensation resulting from an increase in incentive compensation expense. Construction expenses decreased $17.7 million primarily due to the substantial completion prior to the three months ended March 31, 2010 of certain development projects for which we are acting in the capacity of development manager.

General and administrative expense decreased $1.2 million, or 11.8%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring during 2009 and a decrease in rent expense resulting from office closings in 2009 related to restructuring activities, partially offset by an increase in lawsuit settlement reserves.

For the three months ended March 31, 2010, we incurred $0.3 million in restructuring charges to provide for costs associated with the termination of certain office leases ($0.1 million) and other costs ($0.2 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.5 million of additional restructuring charges in subsequent quarters.

For the three months ended March 31, 2009, we incurred $4.7 million in restructuring charges related to employee severance and benefits ($4.0 million), costs associated with the termination of certain office leases ($0.3 million) and other costs ($0.4 million) associated with implementing our restructuring plan.

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property in Grand Rapids, Michigan. The non-cash impairment charge is based upon the difference between the fair value of the property and its carrying value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009	$ Change	% Change
		($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$32,671	$36,736	$(4,065)	(11.1)%
Acquired Properties	—	—	—	—
Sold Properties	26	1,088	(1,062)	(97.6)%
(Re)Developments and Land, Not Included Above and Other	1,293	1,074	219	20.4%
Corporate Furniture, Fixtures and Equipment	506	597	(91)	(15.2)%

	$34,496	$39,495	$(4,999)	(12.7)%
Discontinued Operations	(28)	(1,129)	1,101	(97.5)%

Total Depreciation and Other Amortization	$34,468	$38,366	$(3,898)	(10.2)%

Depreciation and other amortization for same store properties decreased $4.1 million primarily due to accelerated depreciation and amortization taken during the three months ended March 31, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.2 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.1 million primarily due to accelerated depreciation on furniture, fixtures and equipment related to the termination of certain office leases.

Interest income increased $0.5 million, or 91.6%, primarily due to an increase in the weighted average mortgage loans receivable balance for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Interest expense decreased approximately $0.4 million, or 1.4%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2010 ($1,953.9 million), as compared to the three months ended March 31, 2009 ($2,069.2 million), partially offset by an increase in the weighted average interest rate for the three months ended March 31, 2010 (5.75%), as compared to the three months ended March 31, 2009 (5.56%) and a decrease in capitalized interest for the three months ended March 31, 2010 due to a decrease in development activities.

Amortization of deferred financing costs increased $0.1 million, or 16.0%, primarily due to an increase in financing costs related to the origination of mortgage financings during 2010 and 2009, partially offset by the write-off of loan fees related to the repurchase and retirement of certain of our senior unsecured debt.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $0.1 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended March 31, 2010, as compared to $1.5 million in mark to market gain, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements, for the three months ended March 31, 2009.

In March 2009, the rate on the forecasted debt underlying one of our forward starting swaps (the “Forward Starting Agreement 1”) locked on March 20, 2009, and as such, ceased to qualify for hedge accounting. The Forward Starting Agreement 1 had a notional value of $59.8 million, was effective from May 15, 2009 through May 15, 2014, and fixed the LIBOR rate at 4.0725%. We recorded $0.4 million in mark to market loss which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended March 31, 2009.

For the three months ended March 31, 2010, we recognized a net gain from early retirement of debt of $0.4 million due to the partial repurchase of certain series of our senior unsecured debt.

Equity in (loss) income of Joint Ventures decreased approximately $0.5 million, or 1,682.8%, due primarily to a decrease in our pro rata share of income from the 2005 Core Joint Venture, partially offset by a decrease in our pro rata share of loss from operations from the 2005 Development/Repositioning Joint Venture during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $2.4 million, or 126.7%, due primarily to an increase in gain on sale of real estate in the new TRS as compared to the old TRS, as well as a decrease in general and administrative expense and costs incurred related to the restructuring in the new TRS for the three months ended March 31, 2010 as compared to the old TRS for the three months ended March 31, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2010 and March 31, 2009.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	($ in 000’s)

Total Revenues	$384	$2,834
Property Expenses	(112)	(1,027)
Depreciation and Amortization	(28)	(1,129)
Gain on Sale of Real Estate	4,008	4,413
Benefit for Income Taxes	—	85

Income from Discontinued Operations	$4,252	$5,176

Income from discontinued operations for the three months ended March 31, 2010, reflects the results of operations and gain on sale of real estate relating to three industrial properties and one land parcel that received ground rental revenues that were sold during the three months ended March 31, 2010 and the results of operations of two industrial properties that were identified as held for sale at March 31, 2010.

Income from discontinued operations for the three months ended March 31, 2009, reflects the gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2009 and reflects the results of operations of the 15 industrial properties that were sold during the year ended December 31,

2009, three industrial properties and one land parcel (that received ground rental revenues) that were sold during the three months ended March 31, 2010 and two industrial properties identified as held for sale at March 31, 2010.

The $1.1 million gain on sale of real estate for the three months ended March 31, 2010, resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations. The $0.5 million gain on sale of real estate for the three months ended March 31, 2009, resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our cash and cash equivalents and restricted cash was approximately $107.2 and $21.9 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds are expected to be exchanged for industrial properties under Section 1031 of the Code.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in future quarters in 2010 depending on our taxable income. If we are required to pay common stock dividends in 2010, we may elect to satisfy this obligation by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT qualification under the Code, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2010, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.259%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of April 30, 2010, we had approximately $0.4 million available for additional borrowings under the Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31,2010, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention and rental rates as well as internal projections of interest expense and preferred dividends. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Three Months Ended March 31, 2010

Net cash provided by operating activities of approximately $4.9 million for the three months ended March 31, 2010, was comprised primarily of the non-cash adjustments of approximately $39.6 million and distributions from Joint Ventures of $0.5 million, offset by net loss before noncontrolling interest of approximately $18.8 million, the net change in operating assets and liabilities of approximately $14.6 million and repayments of discount on senior unsecured debt of approximately $1.8 million. The adjustments for the non-cash items of approximately $39.6 million are primarily comprised of depreciation and amortization of approximately $37.3 million, the impairment of real estate of $9.2 million, the provision for bad debt of approximately $0.7 million, equity in loss of Joint Ventures of approximately $0.5 million and mark to market loss related to the Series F Agreement of approximately $0.1 million, offset by the gain on sale of real estate of approximately $5.1 million, the effect of the straight-lining of rental income of approximately $2.7 million and the gain on the early retirement of debt of approximately $0.4 million.

Net cash provided by investing activities of approximately $8.0 million for the three months ended March 31, 2010, was comprised primarily of net proceeds from the sale of real estate, distributions from our Joint Ventures and the repayments on our mortgage loan receivables, offset by capital expenditures related to the improvement of existing real estate, payments related to leasing activities, contributions to, and investments in, our Joint Ventures and an increase in restricted cash that is primarily held by an intermediary for Section 1031 exchange purposes.

We invested approximately $0.2 million in, and received total distributions of approximately $1.2 million from, our Joint Ventures. As of March 31, 2010, our industrial real estate Joint Ventures owned 118 industrial properties comprising approximately 22.6 million square feet of GLA and several land parcels.

During the three months ended March 31, 2010, we sold three industrial properties comprising approximately 0.3 million square feet of GLA and several land parcels. Proceeds from the sales of the three industrial properties and several land parcels, net of closing costs, were approximately $43.5 million.

Net cash used in financing activities of approximately $88.9 million for the three months ended March 31, 2010, was comprised primarily of repurchases of and repayments on our unsecured notes and mortgage loans payable, preferred stock dividends, payments of debt issuance costs and other costs associated with the early retirement of debt, offset by net borrowings on our Unsecured Line of Credit, proceeds from four new mortgage financings and proceeds from the issuance of common stock.

During the three months ended March 31, 2010, we received proceeds from the origination of $27.5 million in mortgage financings. During the three months ended March 31, 2010, we repurchased and retired $160.0 million of our Unsecured Notes at an aggregate purchase price of $156.9 million.

During the three months ended March 31, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP resulting in proceeds of approximately $6.0 million.

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

At March 31, 2010, approximately $1,461.4 million (approximately 76.6% of total debt at March 31, 2010) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $447.2 million (approximately 23.4% of total debt at March 31, 2010) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2010, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.6 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at March 31, 2010. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2010, we had one outstanding interest rate protection agreement (which matures April 1, 2010) with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock. See Note 14 to the consolidated financial statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2010, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned three industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Recent Accounting Pronouncements

Refer to Note 3 to the March 31, 2010 Consolidated Financial Statements.

Subsequent Events

From April 1, 2010 to April 30, 2010, we acquired one industrial property for approximately $2.5 million. There were no industrial properties sold during this period.

On April 26, 2010, we redeemed and retired our 2011 Notes in the amount of $70.8 million. In connection with this redemption prior to maturity, we will recognize approximately $4.3 million as loss on early retirement of debt in the second quarter of 2010.

As of December 31, 2008, we had paid approximately $1.4 million (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which is the subject of current litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision approximately $0.8 million (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On

August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however we believed there was a very low probability that the Michigan Supreme Court would accept the case. Therefore, in September 2009 we reversed our accrual of $0.8 million (related to the 2001 tax year) and set up a receivable of $1.4 million for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of $2.2 million. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. We are currently assessing our options in relation to this litigation, however based on the most recent ruling of the Michigan Supreme Court, we will reverse the receivable of $1.4 million and reestablish the accrual of $0.8 million during the three months ended June 30, 2010.

We are currently in discussions with our joint venture partner in the 2005 Development/Repositioning, the 2005 Core, the 2006 Land/Development, the 2007 Canada and the 2007 Europe joint ventures regarding the future plans for these ventures with respect to financial leverage, asset management, and potential conclusion of the joint venture agreements. As of May 3, 2010, no definitive agreement regarding the future of these ventures has been reached. In the event these joint ventures cease operating, we would expect to make further modifications to our previously announced plan to reduce organizational and overhead costs.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserve)

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10	.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.