Form 10-Q
period 2010-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2010-08-06
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of shares of Common Stock, $.01 par value, outstanding as of August 5, 2010: 63,773,359.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$743,171	$751,479
Buildings and Improvements	2,561,491	2,543,573
Construction in Progress	12,616	24,712
Less: Accumulated Depreciation	(632,426)	(594,895)

Net Investment in Real Estate	2,684,852	2,724,869

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,194 and $3,341 at June 30, 2010 and December 31, 2009, respectively	4,667	37,305
Cash and Cash Equivalents	86,199	182,943
Restricted Cash	181	102
Tenant Accounts Receivable, Net	3,130	2,243
Investments in Joint Ventures	4,866	8,788
Deferred Rent Receivable, Net	43,788	39,220
Deferred Financing Costs, Net	14,178	15,333
Deferred Leasing Intangibles, Net of Accumulated Amortization of $44,933 and $43,201 at June 30, 2010 and December 31, 2009, respectively	54,405	60,160
Prepaid Expenses and Other Assets, Net	133,235	133,623

Total Assets	$3,029,501	$3,204,586

LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$452,790	$402,974
Senior Unsecured Debt, Net	912,147	1,140,114
Unsecured Line of Credit	496,472	455,244
Accounts Payable, Accrued Expenses and Other Liabilities, Net	74,602	81,136
Deferred Leasing Intangibles, Net of Accumulated Amortization of $14,649 and $14,371 at June 30, 2010 and December 31, 2009, respectively	22,378	24,754
Rents Received in Advance and Security Deposits	26,628	26,117

Total Liabilities	1,985,017	2,130,339

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600 and 200 shares of Series F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2010 and December 31, 2009, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 68,131,158 and 66,169,328 shares issued and 63,807,044 and 61,845,214 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	681	662
Treasury Shares at Cost (4,324,114 shares at June 30, 2010 and December 31, 2009)	(140,018)	(140,018)
Additional Paid-in-Capital	1,565,390	1,551,218
Distributions in Excess of Accumulated Earnings	(424,414)	(384,013)
Accumulated Other Comprehensive Loss	(17,552)	(18,408)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	984,087	1,009,441
Noncontrolling Interest	60,397	64,806

Total Equity	1,044,484	1,074,247

Total Liabilities and Equity	$3,029,501	$3,204,586

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except per share data)

Revenues:
Rental Income	$65,496	$66,333	$131,498	$134,021
Tenant Recoveries and Other Income	22,025	21,897	45,355	46,695
Construction Revenues	—	18,318	270	36,749

Total Revenues	87,521	106,548	177,123	217,465

Expenses:
Property Expenses	28,974	30,362	61,517	63,274
General and Administrative	7,375	11,641	16,292	21,750
Restructuring Costs	947	72	1,211	4,816
Impairment of Real Estate	—	—	9,155	—
Depreciation and Other Amortization	35,637	36,208	69,935	74,362
Construction Expenses	—	17,789	209	35,672

Total Expenses	72,933	96,072	158,319	199,874

Other Income/(Expense):
Interest Income	1,008	721	2,083	1,282
Interest Expense	(25,637)	(29,391)	(53,332)	(57,489)
Amortization of Deferred Financing Costs	(793)	(754)	(1,614)	(1,462)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,324)	2,301	(1,458)	3,416
(Loss) Gain from Early Retirement of Debt	(4,320)	3,986	(3,965)	3,986
Foreign Currency Exchange Loss, Net	(190)	—	(190)	—

Total Other Income/(Expense)	(31,256)	(23,137)	(58,476)	(50,267)

Loss from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	(16,668)	(12,661)	(39,672)	(32,676)
Equity in Income of Joint Ventures	582	1,551	123	1,580
Income Tax (Provision) Benefit	(2,511)	2,635	(2,636)	4,471

Loss from Continuing Operations	(18,597)	(8,475)	(42,185)	(26,625)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,610 and $3,907 for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $7,619 and $8,320 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively)	3,488	4,736	7,574	9,843
(Provision) Benefit for Income Taxes Allocable to Discontinued Operations (Including $0 and $34 allocable to Gain on Sale of Real Estate for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $0 and $128 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively)	—	(72)	—	14

Loss Before Gain on Sale of Real Estate	(15,109)	(3,811)	(34,611)	(16,768)
Gain on Sale of Real Estate	—	—	1,072	460
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	—	(380)	(29)

Net Loss	(15,109)	(3,811)	(33,919)	(16,337)
Less: Net Loss Attributable to the Noncontrolling Interest	1,561	925	3,457	2,907

Net Loss Attributable to First Industrial Realty Trust, Inc.	(13,548)	(2,886)	(30,462)	(13,430)
Less: Preferred Stock Dividends	(4,979)	(4,824)	(9,939)	(9,681)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(18,527)	$(7,710)	$(40,401)	$(23,111)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$(0.27)	$(0.76)	$(0.72)

Income From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.05	$0.09	$0.11	$0.20

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.29)	$(0.17)	$(0.65)	$(0.52)

Weighted Average Shares Outstanding, Basic and Diluted	62,838	44,439	62,320	44,294

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Net Loss	$(15,109)	$(3,811)	$(33,919)	$(16,337)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $0 and $216 for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $414 and $241 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively	(20)	1,179	(587)	(1,036)
Amortization of Interest Rate Protection Agreements	523	38	1,028	(168)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	(13)	(63)	(158)	(63)
Foreign Currency Translation Adjustment, Net of Tax Benefit(Provision) of $166 and $(1,429) for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $634 and $(926) for the Six Months Ended June 30, 2010 and June 30, 2009, respectively	14	892	702	449

Comprehensive Loss	(14,605)	(1,765)	(32,934)	(17,155)
Comprehensive Loss Attributable to Noncontrolling Interest	1,521	582	3,379	2,681

Comprehensive Loss Attributable to First Industrial Realty Trust, Inc.	$(13,084)	$(1,183)	$(29,555)	$(14,474)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Treasury	Distributions	Other
	Common	Additional	Shares	in Excess of	Comprehensive	Noncontrolling
	Stock	Paid-in Capital	At Cost	Earnings	Loss	Interest	Total

Balance as of December 31, 2009	$662	$1,551,218	$(140,018)	$(384,013)	$(18,408)	$64,806	$1,074,247
Issuance of Common Stock, Net of Issuance Costs	14	10,276	—	—	—	—	10,290
Stock Based Compensation Activity	5	2,815		—			2,820
Conversion of Units to Common Stock	—	289	—	—	—	(289)	—
Reallocation — Additional Paid in Capital	—	792	—	—	—	(792)	—
Dividends	—	—	—	(9,939)	—	—	(9,939)
Comprehensive Loss:
Net Loss	—	—	—	(30,462)	—	(3,457)	(33,919)
Reallocation — Other Comprehensive Loss	—	—	—	—	(52)	52	—
Other Comprehensive Loss	—	—	—	—	908	77	985

Total Comprehensive Loss							(32,934)

Balance as of June 30, 2010	$681	$1,565,390	$(140,018)	$(424,414)	$(17,552)	$60,397	$1,044,484

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,919)	$(16,337)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	53,724	56,627
Amortization of Deferred Financing Costs	1,614	1,462
Other Amortization	20,991	28,733
Impairment of Real Estate	9,155	—
Provision for Bad Debt	774	2,003
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	1,458	(3,416)
Loss (Gain) from Early Retirement of Debt	3,965	(3,986)
Payments of Premiums and Discounts Associated with Senior Unsecured Debt	(6,192)	—
Operating Distributions Received in Excess of (Less Than) Equity in Income of Joint Ventures	1,660	(460)
Gain on Sale of Real Estate	(8,691)	(8,780)
Increase in Developments for Sale Costs	—	(14)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(1,175)	18,333
Increase in Deferred Rent Receivable	(4,476)	(3,537)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(7,367)	(18,967)
(Increase) Decrease in Restricted Cash	(79)	96

Net Cash Provided by Operating Activities	31,442	51,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(47,962)	(47,307)
Net Proceeds from Sales of Investments in Real Estate	52,270	20,097
Contributions to and Investments in Joint Ventures	(414)	(2,721)
Distributions from Joint Ventures	4,484	5,823
Repayment of Notes Receivable	976	2,821
Increase in Lender Escrows	(1,077)	—

Net Cash Provided by (Used in) Investing Activities	8,277	(21,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(954)	(4,057)
Proceeds from the Issuance of Common Stock	10,341	—
Repurchase and Retirement of Restricted Stock	(268)	(722)
Dividends/Distributions	—	(12,614)
Preferred Stock Dividends	(9,939)	(10,461)
Payments on Interest Rate Swap Agreement	(228)	—
Costs Associated with Early Retirement of Debt	(1,008)	—
Proceeds from Origination of Mortgage Loans Payable	54,580	154,180
Repayments on Mortgage Loans Payable	(4,454)	(6,843)
Settlement of Interest Rate Protection Agreements	—	(7,491)
Repayments of Senior Unsecured Debt	(225,729)	(136,699)
Proceeds from Unsecured Line of Credit	51,500	46,000
Repayments on Unsecured Line of Credit	(10,341)	—

Net Cash (Used in) Provided by Financing Activities	(136,500)	21,293

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	37	17
Net (Decrease) Increase in Cash and Cash Equivalents	(96,781)	51,763
Cash and Cash Equivalents, Beginning of Period	182,943	3,182

Cash and Cash Equivalents, End of Period	$86,199	$54,962

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 89.0% ownership interest at June 30, 2010 and June 30, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein. Noncontrolling interest at June 30, 2010 and June 30, 2009 of approximately 7.8% and 11.0%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own or owned noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. Following the end of the quarter ended June 30, 2010, we agreed with our joint venture partner for four of the seven Joint Ventures, the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to conclude each of these Joint Ventures. See Notes 5 and 13 for more information on the Joint Ventures.

As of June 30, 2010, we owned 782 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 69.2 million square feet of gross leasable area (“GLA”).

2.	Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by disruption in the global capital markets. The current state of the economy has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in future quarters in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the six months ended June 30, 2010, we originated $54,580 in mortgage financings with maturities ranging from February 2015 to July 2020 and interest rates ranging from 6.50% to 7.40% (see Note 6). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the six months ended June 30, 2010, we issued 875,402 shares of the Company’s common stock, generating $5,970 in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). During the three months ended June 30, 2010, we issued 548,704 shares of the Company’s common stock, generating $4,371 in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”) (see Note 7). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the ATM or the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the six months ended June 30, 2010, we sold five industrial properties and several land parcels for gross proceeds of $53,675 (see Note 4). We are in various stages of discussions with third parties

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

•	Debt Reduction — During the six months ended June 30, 2010, we closed on a tender offer in which we purchased $72,702 of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66,236 of our senior unsecured debt maturing in 2012 and $21,062 of our senior unsecured debt maturing in 2014. In addition, subsequent to the tender offer we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70,796. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

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

3.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2009 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2009, audited financial statements included in our 2009 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2010 and December 31, 2009, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2010 and June 30, 2009. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2010 and December 31, 2009, and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2010 and June 30, 2009, and our cash flows for each of the six months ended June 30, 2010 and June 30, 2009, and all adjustments are of a normal recurring nature.

Income Taxes

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which was the subject of litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision, an additional approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believed there was a very low probability that the Michigan Supreme Court would accept the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case. Therefore, in September 2009 we reversed our accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of approximately $2,200. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. Based on the most recent ruling of the Michigan Supreme Court, we reversed the receivable of $1,400 and reestablished the accrual of $800, for a total of approximately $2,200 of tax expense for the three months ended June 30, 2010. We do not plan on appealing the decision of the Michigan Supreme Court.

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

4.	Investment in Real Estate

Acquisitions

During the six months ended June 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture (see Note 5). The purchase price of these acquisitions totaled approximately $22,408, excluding costs incurred in conjunction with the acquisition of the industrial properties.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired for the six months ended June 30, 2010 and included in deferred leasing intangibles is as follows:

Six Months
Ended
June 30,
2010

In-Place Leases	$1,782
Above Market Leases	$239
Tenant Relationships	$1,881

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired for the six months ended June 30, 2010 is as follows:

Six Months
Ended
June 30,
2010

In-Place Leases	100
Above Market Leases	88
Tenant Relationships	165

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Discontinued Operations

During the six months ended June 30, 2010, we sold five industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the five industrial properties and several land parcels were approximately $53,675. The gain on sale of real estate was approximately $8,691, of which $7,619 is shown in discontinued operations. The five sold industrial properties and one land parcel that received ground rental revenues meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the five sold industrial properties and the land parcel that received ground rental revenues are included in discontinued operations. The results of operations and gain on sale of real estate for the land parcel that does not meet the criteria to be included in discontinued operations is included in continuing operations.

At June 30, 2010, we had three industrial properties comprising approximately 0.2 million square feet of GLA held for sale. The results of operations of the three industrial properties held for sale at June 30, 2010 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2009 reflects the results of operations of the five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of the three industrial properties identified as held for sale at June 30, 2010 and the gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2009.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Total Revenues	$120	$2,319	$649	$5,548
Property Expenses	(129)	(653)	(383)	(1,847)
Depreciation and Amortization	(113)	(837)	(311)	(2,178)
Gain on Sale of Real Estate	3,610	3,907	7,619	8,320
(Provision) Benefit for Income Taxes	—	(72)	—	14

Income from Discontinued Operations	$3,488	$4,664	$7,574	$9,857

At June 30, 2010 and December 31, 2009, we had mortgage notes receivables outstanding of approximately $59,087 and $60,029 net of a discount of $415 and $449, respectively, issued primarily in conjunction with certain property sales for which we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2010 and December 31, 2009, the fair values of the mortgage notes receivables were $58,986 and $56,812, respectively. The fair values of our mortgage notes receivables were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Impairment Charges

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9,155 should be recorded to a certain property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”). The non-cash impairment charge related to the Grand Rapids Property was based upon the difference between the fair value of the property and its carrying value. The valuation of the Grand Rapids Property

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates.

5.	Investments in Joint Ventures and Property Management Services

At June 30, 2010, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 44 industrial properties comprising approximately 7.9 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of June 30, 2010, the 2007 Europe Joint Venture does not own any properties.

On June 11, 2010, we purchased an industrial property from the 2005 Development/Repositioning Joint Venture for a purchase price of $14,627.

Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our 15% interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded a $852 gain which is included in Equity in Income of Joint Ventures.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund. Effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund and effective May 24, 2010, we ceased to provide any services to the remaining industrial property in the July 2007 Fund.

The 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, July 2007 Fund and the 2007 Canada Joint Venture are considered variable interest entities in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we continue to not be the primary beneficiary in any of our Joint Ventures. As of June 30, 2010, our investments in the 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are $3,243, ($4,450), $(892) and $1,623, respectively. Our maximum exposure to loss is equal to our investment in each venture plus any future contributions we make to the ventures.

At June 30, 2010 and December 31, 2009, we have receivables from the Joint Ventures and the July 2007 Fund of $831 and $1,218, respectively, which primarily relate to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three and six months ended June 30, 2010 and June 30, 2009, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from disposition, leasing, development, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Contributions	$189	$987	$414	$2,721
Distributions	$5,042	$3,905	$6,267	$6,943
Fees	$1,974	$2,840	$4,041	$5,558

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Indebtedness

The following table discloses certain information regarding our indebtedness:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	June 30,
	2010	2009	2010	2010	Maturity Date

					December 2010 -
Mortgage and Other Loans Payable, Net	$452,790	$402,974	5.92% - 9.25%	4.93% -9.25%	July 2020
Unamortized Premiums	(716)	(1,025)

Mortgage and Other Loans Payable, Gross	$452,074	$401,949

Senior Unsecured Debt, Net
2016 Notes	$159,871	$159,843	5.750%	5.91%	01/15/16
2017 Notes	87,191	87,187	7.500%	7.52%	12/01/17
2027 Notes	13,559	13,559	7.150%	7.11%	05/15/27
2028 Notes	189,865	189,862	7.600%	8.13%	07/15/28
2011 Notes	—	143,447	7.375%	7.39%	03/15/11
2012 Notes	77,733	143,837	6.875%	6.85%	04/15/12
2032 Notes	34,659	34,651	7.750%	7.87%	04/15/32
2014 Notes	86,198	105,253	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	145,450	144,870	4.625%	5.53%	09/15/11
2017 II Notes	117,621	117,605	5.950%	6.37%	05/15/17

Subtotal	$912,147	$1,140,114
Unamortized Discounts	8,362	11,191

Senior Unsecured Debt, Gross	$920,509	$1,151,305

Unsecured Line of Credit	$496,472	$455,244	1.378%	1.378%	09/28/12

During the six months ended June 30, 2010, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	June 30,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2010

I	$7,780	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.1	$9,342
II	7,200	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.2	7,601
III	4,300	7.40%	February 17, 2010	March 5, 2015	25-year	1	0.2	7,017
IV	8,250	7.40%	February 24, 2010	March 5, 2015	25-year	1	0.3	12,352
V.1	8,000	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	8,922
V.2	7,800	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	6,732
V.3	5,750	6.50%	June 22, 2010	July 10, 2020	25-year	1	0.1	9,410
V.4	5,500	6.50%	June 22, 2010	July 10, 2020	25-year	6	0.1	10,032

	$54,580							$71,408

For Mortgage Financings I, II, III and IV, principal prepayments are prohibited for 36 months after loan origination. For Mortgage Financing V, principal prepayments are allowed at any payment due date. Prepayment premiums typically decrease as the loan matures and range from 1% to 2% of the loan balance (or a yield maintenance amount).

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $648,701 and one letter of credit.

On February 8, 2010, we closed on a tender offer in which we repurchased and retired certain of our senior unsecured debt prior to its maturity as described in the table below. In connection with these repurchases prior to maturity, we recognized $355 as gain on early retirement of debt for the six months ended June 30, 2010, which is the difference between the repurchase amount and the principal amount retired, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $1,547, $354, $(145) and $990, respectively.

On April 26, 2010, we redeemed and retired the remaining outstanding balance of our 2011 Notes at a redemption price of 105.97% of the principal amount, plus accrued and unpaid interest for the period March 15, 2010 to April 25, 2010. In connection with this redemption prior to maturity, we recognized $4,304 as loss on early retirement of debt in the second quarter of 2010, which is the difference between the purchase price and the principal amount redeemed, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the redemption of $20, $70, $(13) and $1, respectively.

	Principal
	Amount	Purchase
	Repurchased	Price

Senior Unsecured Debt Repurchases
2011 Notes	$72,702	$72,701
2012 Notes	66,236	66,234
2014 Notes	21,062	17,964

	$160,000	$156,899

Senior Unsecured Debt Redemption
2011 Notes	$70,796	$75,022

The following is a schedule of the stated maturities and scheduled principal payments as of June 30, 2010, of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2010	$16,251
2011	158,995
2012	598,314
2013	7,865
2014	208,368
Thereafter	879,262

Total	$1,869,055

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

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

Fair Value

At June 30, 2010 and December 31, 2009, the fair value of our indebtedness was as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable, Net	$452,790	$503,155	$402,974	$407,706
Senior Unsecured Debt, Net	912,147	857,908	1,140,114	960,452
Unsecured Line of Credit	496,472	474,983	455,244	422,561

Total	$1,861,409	$1,836,046	$1,998,332	$1,790,719

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the senior unsecured debt was estimated based upon quoted market prices for the same or similar issues. The fair value of the Unsecured Line of Credit was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

7.	Stockholders’ Equity

Shares of Common Stock and Noncontrolling Interest:

During the six months ended June 30, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP for approximately $5,970. Under the terms of the DRIP, stockholders and non-stockholders may purchase shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds.

On May 4, 2010, we entered into an agreement in which we may sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings. During the three months ended June 30, 2010, we issued 548,704 shares of the Company’s common stock under the ATM for approximately $4,371, net of $89 paid to the sales agent. Under the terms of the ATM, sales are made primarily in transactions that are deemed to be

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the six months ended June 30, 2010, we awarded 23,567 shares of common stock to certain directors. The common stock shares had a fair value of approximately $128 upon issuance.

During the six months ended June 30, 2010, 24,624 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $289 of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Noncontrolling Interest for the six months ended June 30, 2010 and June 30, 2009:

	June 30,	June 30,
	2010	2009

Noncontrolling Interest, January 1- Beginning of Period	$64,806	$122,117
Net Loss	(3,457)	(2,907)
Other Comprehensive Loss	77	226

Comprehensive Loss	(3,380)	(2,681)

Conversion of Units to Common Stock	(289)	(5,796)
Reallocation — Additional Paid In Capital	(792)	(36,151)
Reallocation — Other Comprehensive Loss	52	—

Noncontrolling Interest, June 30 — End of Period	$60,397	$77,489

Restricted Stock:

During the six months ended June 30, 2010, we awarded 573,198 shares of restricted common stock to certain employees. The restricted common stock had a fair value of approximately $3,336 on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,778 and $2,625 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $3,277 and $8,047 for the six months ended June 30, 2010 and June 30, 2009, respectively, in compensation expense related to restricted stock/unit awards, of which $0 was capitalized for each of the three months ended June 30, 2010 and June 30, 2009, and $0 and $45, respectively, was capitalized for the six months ended June 30, 2010 and June 30, 2009, in connection with development activities. At June 30, 2010, we have $9,458 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.15 years.

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the second quarter of 2010, the new coupon rate was 7.135%. See Note 11 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes dividends/distributions accrued during the six months ended June 30, 2010.

	Six Months Ended
	June 30, 2010
	Dividend/
	Distribution	Total
	per Share	Dividend

Series F Preferred Stock	$3,569.82	$1,784
Series G Preferred Stock	$3,618.00	$905
Series J Preferred Stock	$9,062.60	$5,438
Series K Preferred Stock	$9,062.60	$1,812

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Interest paid, net of capitalized interest	$54,726	$56,914

Capitalized interest	$—	$281

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred stock	$452	$452

Exchange of Units for common stock:
Noncontrolling interest	$(289)	$(5,796)
Common stock	—	3
Additional paid-in-capital	289	5,793

	$—	$—

Write-off of fully depreciated assets	$(26,482)	$(27,738)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$—	$11,620

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(18,597)	$(8,475)	$(42,185)	$(26,625)
Noncontrolling Interest Allocable to Continuing Operations	1,833	1,438	4,109	4,061
Gain on Sale of Real Estate, Net of Income Tax	—	—	692	431
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	—	—	(55)	(48)
Preferred Stock Dividends	(4,979)	(4,824)	(9,939)	(9,681)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(21,743)	$(11,861)	$(47,378)	$(31,862)

Income from Discontinued Operations, Net of Income Tax	$3,488	$4,664	$7,574	$9,857
Noncontrolling Interest Allocable to Discontinued Operations	(272)	(513)	(597)	(1,106)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$3,216	$4,151	$6,977	$8,751

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(18,527)	$(7,710)	$(40,401)	$(23,111)

Denominator:
Weighted Average Shares — Basic and Diluted	62,838,431	44,438,726	62,320,434	44,293,750

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$(0.27)	$(0.76)	$(0.72)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.05	$0.09	$0.11	$0.20

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.29)	$(0.17)	$(0.65)	$(0.52)

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable dividends of the Company.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Allocation of		Allocation of
		Net Income		Net Income
		Available to		Available to
		Participating		Participating
		Securities For		Securities For
	Unvested Awards	the Three and Six	Unvested Awards	the Three and Six
	Outstanding at	Months Ended	Outstanding at	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2009

Participating Securities:
Restricted Stock Awards	723,295	—	395,686	—
Restricted Unit Awards	—	—	1,053	—

	723,295	$—	396,739	$—

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three and six months ended June 30, 2010 and June 30, 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and six months ended June 30, 2010 and June 30, 2009, as the dilutive effect of stock options and restricted stock/unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of
	Awards	Awards
	Outstanding At	Outstanding At
	June 30,	June 30,
	2010	2009

Non-Participating Securities:
Restricted Unit Awards	1,190,800	1,000,000
Options	119,700	141,034

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

10.	Restructuring Costs

In October 2008, the Compensation Committee of the Board of Directors committed the Company to a plan to reduce organizational and overhead costs. Subsequently, in December 2008 and in 2009, the Board of Directors and/or the Compensation Committee made modifications for the restructuring plan. As previously disclosed, on June 21, 2010, the Compensation Committee of the Board of Directors committed us to certain additional modifications to the plan consisting of further organizational and overhead cost reductions that are necessary to offset the loss of income expected to result from the transfer of our interests in certain of our joint ventures (see Note 13). Employee severance and benefits related to these reductions were recorded during the three months ended June 30, 2010. For the three and six months ended June 30, 2010, we recorded as restructuring costs a pre-tax charge of $947 and $1,211, respectively, to provide for employee severance and benefits ($808 and $808, respectively), costs associated with the termination of certain office leases ($8 and $83, respectively) and other costs ($131 and $320, respectively) associated with implementing the restructuring plan. For the three and six months ended June 30, 2009, we recorded as restructuring costs a pre-tax charge of $72 and $4,816, respectively, to provide for employee severance and benefits ($49 and $4,081, respectively), costs associated with the termination of certain office leases ($91 and $419, respectively) and other costs ($(68) and $316, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $189 for the three and six months ended

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2010, and $0 and $2,759, respectively, for the three and six months ended June 30, 2009, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.

At June 30, 2010 and December 31, 2009, we have $2,877 and $2,884, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

11.	Derivatives

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

During 2009, we had two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt was locked until settlement is $1,358 and $974 for the three and six months ended June 30, 2009, respectively, and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements in the statement of operations.

As of December 31, 2009, we also had an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. The Interest Rate Swap Agreement was highly effective through its maturity on April 1, 2010, and, as a result, the change in the fair value was shown in Other Comprehensive Income (“OCI”).

The effective portion of the settlement amounts of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,187 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the second quarter of 2010 the new coupon rate was 7.135%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three and six months ended June 30, 2010, we recorded $1,324 and $1,458, respectively, in unrealized loss, which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. For the three and six months ended June 30, 2009, we recorded $943 and $2,442, respectively, in unrealized gain, which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and, for the three and six months ended June 30, 2010, totaled $59 and $135, respectively, and, for each of the three and six months ended June 30, 2009, totaled $204.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the terms of our derivatives and their fair values, which are included in either Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
	Notional		Trade	Maturity	June 30,	December 31,
Hedge Product	Amount	Strike	Date	Date	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	$50,000	2.4150%	March 2008	April 1, 2010	N/A	$(267)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	$(1,231)	93

Total Derivatives	$100,000			Total	$(1,231)	$(174)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of June 30, 2010 and December 31, 2009, the outstanding payable was $59 and $152, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and six months ended June 30, 2010 and June 30, 2009:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
Interest Rate Products	Location on Statement	2010	2009	2010	2009

(Loss) Income Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (OCI)	$(20)	$1,179	$(587)	$(1,036)
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(523)	$(38)	$(1,028)	$168
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	N/A	$1,358	N/A	$974

Additionally, as of June 30, 2010, one of the Joint Ventures has interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships are considered highly effective and as such, for the three and six months ended June 30, 2010, we recorded $20 and $440, respectively, in unrealized loss, representing our 10% share, offset by $0 and $414, respectively, of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. As of June 30, 2009, two of the Joint Ventures had interest rate protection agreements outstanding and for the three and six months ended June 30, 2009, we recorded $550 and $613 in unrealized gain, respectively, representing our 10% share, offset by $216 and $241 of income tax provision, respectively, which is shown in Mark-to-Market Gain on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

Our agreement with our derivative counterparty contains provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligation subject to certain thresholds.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth our financial liabilities and assets that are accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		June 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$(1,231)	—	—	$(1,231)

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Series F Agreement	$93	—	—	$93
Liabilities:
Interest Rate Swap Agreement	$(267)	—	$(267)	—

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

The following table presents a reconciliation of our liabilities classified as Level 3 at June 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning asset balance at December 31, 2009	$93
Mark-to-Market of the Series F Agreement	(1,324)

Ending liability balance at June 30, 2010	$(1,231)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Currently, we are the defendant in a suit brought in February 2009 by the trustee of a liquidating trust which was created pursuant to the confirmed bankruptcy liquidation plan of a former tenant. In the suit the trustee has sought the return of $5,000, related to letters of credit that we drew down after the tenant defaulted on its leases. In June 2010, the parties reached a settlement, subject to approval by the bankruptcy court, that would require us to return to the bankruptcy estate $1,800 of the $5,000 originally sought. At June 30, 2010, we have reserved $1,800 for this settlement which is included in Accounts Payable, Accrued Expenses and Other Liabilities, Net. At June 30, 2010, the bankruptcy court had not yet approved the settlement and there can be no assurance that such approval will be obtained. In addition, in the normal course of business, we are involved in other legal actions arising from the ownership of our industrial properties. Except as disclosed herein, in our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

At June 30, 2010, our investment in the 2005 Development/Repositioning Joint Venture and the 2006 Land/Development Joint Venture is $(4,450) and $(892), respectively and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our commitment to fund operations at both ventures. At December 31, 2009, our investment in the 2005 Development/Repositioning Joint Venture is $(2,785) and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations to this venture.

13.	Subsequent Events

On August 5, 2010, we transferred our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our partner. In connection with this transfer, we received approximately $5.0 million. As a result of this transfer, we will no longer serve as asset manager for these ventures.

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 89.0% ownership interest at June 30, 2010 and June 30, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein.

Noncontrolling interest at June 30, 2010 and June 30, 2009, of approximately 7.8% and 11.0%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own or owned noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture counterparty. Following the end of the quarter ended June 30, 2010, we agreed with our joint venture partner for four of the seven Joint Ventures, the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to conclude each of these Joint Ventures (see Subsequent Events). The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2010, we owned 782 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 69.2 million square feet of gross leasable area (“GLA”).

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

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a significant portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

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

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by the disruption of the global credit markets. The current state of the economy has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in future quarters in 2010 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2010, we may elect to do so by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT status, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit.

•	Mortgage Financing — During the six months ended June 30, 2010, we originated $54.6 million in mortgage financings with maturities ranging from February 2015 to July 2020 and interest rates ranging from 6.50% to 7.40% (see Note 6 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the six months ended June 30, 2010, we issued 875,402 shares of the Company’s common stock, generating $6.0 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). During the three months ended June 30, 2010, we issued 548,704 shares of the Company’s common stock, generating $4.4 million in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”) (see Note 7 to the Consolidated Financial Statements). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the ATM or the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the six months ended June 30, 2010, we sold five industrial properties and several land parcels for gross proceeds of $53.7 million (see Note 4 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the six months ended June 30, 2010, we closed on a tender offer in which we purchased $72.7 million of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66.2 million of our senior unsecured debt maturing in 2012 and $21.1 million of our senior unsecured debt maturing in 2014. In addition, subsequent to the tender offer we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(40.4) million and $(23.1) million for the six months ended June 30, 2010 and June 30, 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $(0.65) per share and $(0.52) per share for each of the six months ended June 30, 2010 and June 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2010 and June 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through June 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through June 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the six months ended June 30, 2010 and June 30, 2009, the occupancy rates of our same store properties were 81.9% and 84.7%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$164,420	$168,875	$(4,455)	(2.6)%
Acquired Properties	127	—	127	—
Sold Properties	629	5,247	(4,618)	(88.0)%
(Re)Developments and Land, Not Included Above	5,694	3,333	2,361	70.8%
Other	6,632	8,809	(2,177)	(24.7)%

	$177,502	$186,264	$(8,762)	(4.7)%
Discontinued Operations	(649)	(5,548)	4,899	(88.3)%

Subtotal Revenues	$176,853	$180,716	$(3,863)	(2.1)%

Construction Revenues	270	36,749	(36,479)	(99.3)%

Total Revenues	$177,123	$217,465	$(40,342)	(18.6)%

Revenues from same store properties decreased $4.5 million due primarily to a decrease in occupancy. Revenues from acquired properties increased $0.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $4.6 million due to the 20 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.5 million square feet of GLA. Revenues from (re)developments and land increased $2.4 million primarily due to an increase in occupancy. Other revenues decreased $2.2 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $36.5 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$52,625	$54,185	$(1,560)	(2.9)%
Acquired Properties	21	—	21	—
Sold Properties	185	1,599	(1,414)	(88.4)%
(Re)Developments and Land, Not Included Above	2,052	2,250	(198)	(8.8)%
Other	7,017	7,087	(70)	(1.0)%

	$61,900	$65,121	$(3,221)	(4.9)%
Discontinued Operations	(383)	(1,847)	1,464	(79.3)%

Total Property Expenses	$61,517	$63,274	$(1,757)	(2.8)%

Construction Expenses	209	35,672	(35,463)	(99.4)%

Total Property and Construction Expenses	$61,726	$98,946	$(37,220)	(37.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.6 million due primarily to a decrease in bad debt expense. Property expenses from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land decreased $0.2 million primarily due to the collection of a tenant receivable which had a bad debt allowance, resulting in a reversal of bad debt expense in 2010. Other expense remained relatively unchanged. Construction expenses decreased $35.5 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $5.5 million, or 25.1%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring during 2009, a decrease in rent expense resulting from office closings in 2009 related to restructuring activities and a decrease in legal and professional services incurred during 2009, partially offset by an increase in lawsuit settlement reserves.

For the six months ended June 30, 2010, we incurred $1.2 million in restructuring charges to provide for employee severance and benefits ($0.8 million), costs associated with the termination of certain office leases ($0.1 million) and other costs ($0.3 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.5 million of additional restructuring charges in subsequent quarters. For the six months ended June 30, 2009, we incurred $4.8 million in restructuring charges related to employee severance and benefits ($4.1 million), costs associated with the termination of certain office leases ($0.4 million) and other costs ($0.3 million) associated with implementing the restructuring plan.

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property in Grand Rapids, Michigan. The non-cash impairment charge was based upon the difference between the fair value of the property and its carrying value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$66,319	$71,226	$(4,907)	(6.9)%
Acquired Properties	105	—	105	—
Sold Properties	213	1,991	(1,778)	(89.3)%
(Re)Developments and Land, Not Included Above and Other	2,582	2,180	402	18.4%
Corporate Furniture, Fixtures and Equipment	1,027	1,143	(116)	(10.1)%

	$70,246	$76,540	$(6,294)	(8.2)%
Discontinued Operations	(311)	(2,178)	1,867	(85.7)%

Total Depreciation and Other Amortization	$69,935	$74,362	$(4,427)	(6.0)%

Depreciation and other amortization for same store properties decreased $4.9 million primarily due to accelerated depreciation and amortization taken during the six months ended June 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $1.8 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.4 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.1 million primarily due to accelerated depreciation on furniture, fixtures and equipment taken in 2009 related to the termination of certain office leases.

Interest income increased $0.8 million, or 62.5%, primarily due to an increase in the weighted average mortgage loans receivable balance for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Interest expense decreased approximately $4.2 million, or 7.2%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2010 ($1,905.6 million), as compared to the six months ended June 30, 2009 ($2,091.9 million), partially offset by an increase in the weighted average interest rate for the six months ended June 30, 2010 (5.64%), as compared to the six months ended June 30, 2009 (5.57%) and a decrease in capitalized interest for the six months ended June 30, 2010 due to a decrease in development activities.

Amortization of deferred financing costs increased $0.2 million, or 10.4%, primarily due to an increase in financing costs related to the origination of mortgage financings during 2010 and 2009, partially offset by the write-off of loan fees related to the repurchase and retirement of certain of our senior unsecured debt.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.5 million in mark to market loss, inclusive of reset payments, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the six months ended June 30, 2010, as compared to $2.4 million in mark to market gain, inclusive of reset payments, for the six months ended June 30, 2009.

The rates on the forecasted debt issuances underlying two of our forward starting swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the six months ended June 30, 2009.

For the six months ended June 30, 2010, we recognized a net loss from early retirement of debt of $4.0 million due primarily to the redemption of our 2011 Notes. For the six months ended June 30, 2009, we recognized a $4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

Foreign currency exchange loss of $0.2 million for the six months ended June 30, 2010 relates to the Company’s wind-down of its operations in Europe.

Equity in income of Joint Ventures decreased approximately $1.5 million, or 92.2%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture and a decrease in our pro rata share of income from the 2005 Core Joint Venture during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, partially offset by the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $7.5 million, or 167.7%, due primarily to a decrease in general and administrative, interest and depreciation and amortization expense incurred in the new TRS for the six months ended June 30, 2010, as compared to the old TRS for the six months ended June 30, 2009, as well as an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the six months ended June 30, 2010 and June 30, 2009:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	($ in 000’s)

Total Revenues	$649	$5,548
Property Expenses	(383)	(1,847)
Depreciation and Amortization	(311)	(2,178)
Gain on Sale of Real Estate	7,619	8,320
Benefit for Income Taxes	—	14

Income from Discontinued Operations	$7,574	$9,857

Income from discontinued operations for the six months ended June 30, 2010 reflects the results of operations and gain on sale of real estate relating to five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010 and the results of operations of three industrial properties that were identified as held for sale at June 30, 2010.

Income from discontinued operations for the six months ended June 30, 2009 reflects the gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2009 and reflects the results of operations of the 15 industrial properties that were sold during the year ended December 31, 2009, five industrial properties and one land parcel (that received ground rental revenues) that were sold during the six months ended June 30, 2010, and three industrial properties identified as held for sale at June 30, 2010.

The $1.1 million gain on sale of real estate for the six months ended June 30, 2010 resulted from the sale of one land parcel that does not meet the criteria for inclusion in discontinued operations. The $0.5 million gain on sale of real estate for the six months ended June 30, 2009 resulted from the sale of one land parcel that does not meet the criteria for inclusion in discontinued operations.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(18.5) million and $(7.7) million for the three months ended June 30, 2010 and June 30, 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $(0.29) per share and $(0.17) per share for the three months ended June 30, 2010 and June 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2010 and June 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through June 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through June 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended June 30, 2010 and June 30, 2009, the occupancy rates of our same store properties were 82.3% and 83.2%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$81,254	$82,415	$(1,161)	(1.4)%
Acquired Properties	127	—	127	—
Sold Properties	114	2,133	(2,019)	(94.7)%
(Re)Developments and Land, Not Included Above	2,937	1,704	1,233	72.4%
Other	3,209	4,297	(1,088)	(25.3)%

	$87,641	$90,549	$(2,908)	(3.2)%
Discontinued Operations	(120)	(2,319)	2,199	(94.8)%

Subtotal Revenues	$87,521	$88,230	$(709)	(0.8)%

Construction Revenues	—	18,318	(18,318)	(100.0)%

Total Revenues	$87,521	$106,548	$(19,027)	(17.9)%

Revenues from same store properties decreased $1.2 million due primarily to a decrease in occupancy. Revenues from acquired properties increased $0.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $2.0 million due to the 20 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.5 million square feet of GLA. Revenues from (re)developments and land increased $1.2 million primarily due to an increase in occupancy. Other revenues decreased $1.1 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $18.3 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$24,443	$24,824	$(381)	(1.5)%
Acquired Properties	21	—	21	—
Sold Properties	65	648	(583)	(90.0)%
(Re)Developments and Land, Not Included Above	868	1,081	(213)	(19.7)%
Other	3,706	4,462	(756)	(16.9)%

	$29,103	$31,015	$(1,912)	(6.2)%
Discontinued Operations	(129)	(653)	524	(80.2)%

Total Property Expenses	$28,974	$30,362	$(1,388)	(4.6)%

Construction Expenses	—	17,789	(17,789)	(100.0)%

Total Property and Construction Expenses	$28,974	$48,151	$(19,177)	(39.8)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.4 million due primarily to a decrease in bad debt expense. Property expenses from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land decreased $0.2 million primarily due to the collection of a tenant receivable which had a bad debt allowance, resulting in a reversal of bad debt expense in 2010. The $0.8 million decrease in other expense is primarily attributable to a decrease in compensation related to the reduction in employee headcount in 2009. Construction expenses decreased

$17.8 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $4.3 million, or 36.6%, due primarily to a decrease in compensation resulting from the reduction in employee headcount and a decrease in professional services.

For the three months ended June 30, 2010, we incurred $0.9 million in restructuring charges to provide for employee severance and benefits ($0.8 million) and other costs ($0.1 million) associated with implementing our restructuring plan. For the three months ended June 30, 2009, we incurred $0.1 million in restructuring charges primarily related to costs associated with the termination of certain office leases.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
		($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$33,760	$34,635	$(875)	(2.5)%
Acquired Properties	105	—	105	—
Sold Properties	75	758	(683)	(90.1)%
(Re)Developments and Land, Not Included Above and Other	1,289	1,106	183	16.5%
Corporate Furniture, Fixtures and Equipment	521	546	(25)	(4.6)%

	$35,750	$37,045	$(1,295)	(3.5)%
Discontinued Operations	(113)	(837)	724	(86.5)%

Total Depreciation and Other Amortization	$35,637	$36,208	$(571)	(1.6)%

Depreciation and other amortization for same store properties decreased $0.9 million primarily due to accelerated depreciation and amortization taken during the three months ended June 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.2 million due primarily to an increase in the substantial completion of developments.

Interest income increased $0.3 million, or 39.8%, primarily due to an increase in the weighted average mortgage loans receivable balance for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Interest expense decreased $3.8 million, or 12.8%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2010 ($1,857.8 million), as compared to the three months ended June 30, 2009 ($2,114.4 million) and a decrease in the weighted average interest rate for the three months ended June 30, 2010 (5.53%), as compared to the three months ended June 30, 2009 (5.58%).

Amortization of deferred financing costs remained relatively unchanged.

We recorded $1.3 million in mark to market loss, inclusive of the reset payment, on the Series F Agreement which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended June 30, 2010. We recorded $0.9 million in mark to market gain, inclusive of the reset payment, on the Series F Agreement for the three months ended June 30, 2009. Additionally, Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended June 30, 2009 includes $1.4 million of gain related to the change in value from the dates the rates locked to the settlement dates of two of our forward starting swaps associated with a forecasted debt offering.

For the three months ended June 30, 2010, we recognized a $4.3 million loss from early retirement of debt due to the redemption of our 2011 Notes. For the three months ended June 30, 2009, we recognized a $4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

Foreign currency exchange loss of $0.2 million for the three months ended June 30, 2010 relates to the Company’s wind-down of its operations in Europe.

Equity in income of Joint Ventures decreased approximately $1.0 million, or 62.5%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, partially offset by the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $5.1 million, or 198.0%, due primarily to an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan, as well as a decrease in general and administrative, interest and depreciation and amortization expense incurred in the new TRS for the three months ended June 30, 2010, as compared to the old TRS for the three months ended June 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended June 30, 2010 and June 30, 2009:

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	($ in 000’s)

Total Revenues	$120	$2,319
Property Expenses	(129)	(653)
Depreciation and Amortization	(113)	(837)
Gain on Sale of Real Estate	3,610	3,907
Provision for Income Taxes	—	(72)

Income from Discontinued Operations	$3,488	$4,664

Income from discontinued operations for the three months ended June 30, 2010 reflects the results of operations and gain on sale of real estate relating to two industrial properties that were sold during the three months ended June 30, 2010 and the results of operations of three properties that were identified as held for sale at June 30, 2010.

Income from discontinued operations for the three months ended June 30, 2009 reflects the gain on sale of real estate relating to three industrial properties that were sold during the three months ended June 30, 2009 and reflects the results of operations of the 15 industrial properties that were sold during the year ended December 31, 2009, five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010 and three industrial properties identified as held for sale at June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, our cash and cash equivalents was approximately $86.2 million.

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

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2010, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.378%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of August 5, 2010, we had approximately $1.1 million available for additional borrowings under the Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of unsecured borrowing would increase and our ability to access certain financial markets may be limited.

Six Months Ended June 30, 2010

Net cash provided by operating activities of approximately $31.4 million for the six months ended June 30, 2010 was comprised primarily of the non-cash adjustments of approximately $78.4 million and operating distributions received in excess of equity in income of Joint Ventures of $1.7 million, offset by net loss before noncontrolling interest of approximately $33.9 million, net change in operating assets and liabilities of approximately $8.6 million and repayments of discount on senior unsecured debt of approximately $6.2 million. The adjustments for the non-cash items of approximately $78.4 million are primarily comprised of depreciation and amortization of approximately $76.3 million, the impairment of real estate of $9.1 million, the loss on the early retirement of debt of approximately $4.0 million, mark to market loss related to the Series F Agreement of approximately $1.4 million and the provision for bad debt of approximately $0.8 million, offset by the gain on sale of real estate of approximately $8.7 million and the effect of the straight-lining of rental income of approximately $4.5 million.

Net cash provided by investing activities of approximately $8.3 million for the six months ended June 30, 2010, was comprised primarily of net proceeds from the sale of real estate, distributions from our Joint Ventures and the repayments on our mortgage note receivables, offset by the acquisition of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, an increase in mortgage payable escrows and contributions to, and investments in, our Joint Ventures.

We invested approximately $0.4 million in, and received total distributions of approximately $6.3 million from, our Joint Ventures. As of June 30, 2010, our industrial real estate Joint Ventures owned 105 industrial properties comprising approximately 17.9 million square feet of GLA and several land parcels.

During the six months ended June 30, 2010, we sold five industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. Proceeds from the sales of the five industrial properties and several land parcels, net of closing costs, were approximately $52.3 million.

During the six months ended June 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture. The purchase price of these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties.

Net cash used in financing activities of approximately $136.5 million for the six months ended June 30, 2010, was comprised primarily of repurchases of and repayments on our unsecured notes and mortgage loans payable, preferred stock dividends, payments of debt issuance costs, the repurchase and retirement of restricted stock, payments on the interest rate swap agreement, costs associated with the DRIP and ATM offerings and other costs associated with the early retirement of debt, offset by proceeds from the new mortgage financings, net borrowings on our Unsecured Line of Credit and proceeds from the issuance of common stock.

During the six months ended June 30, 2010, we received proceeds from the origination of $54.6 million in mortgage financings. During the six months ended June 30, 2010, we redeemed $230.8 million of our Unsecured Notes at an aggregate purchase price of $231.9 million.

During the six months ended June 30, 2010, we issued 1,424,106 shares of the Company’s common stock under the direct stock purchase component of the DRIP and the ATM, resulting in net proceeds of approximately $10.3 million.

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

At June 30, 2010, approximately $1,364.9 million (approximately 73.3% of total debt at June 30, 2010) of our debt was fixed rate debt and approximately $496.5 million (approximately 26.7% of total debt at June 30, 2010) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2010, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.7 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at June 30, 2010. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2010, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 11 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2010, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements.

Subsequent Events

On August 5, 2010, we transferred our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our partner. In connection with this transfer, we received approximately $5.0 million. As a result of this transfer, we will no longer serve as asset manager for these ventures.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Adverse changes in our credit ratings could negatively affect our liquidity and business operations.

The credit ratings of the Operating Partnership’s senior unsecured debt and the Company’s preferred stock are based on the Company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating, and in the event any credit rating is downgraded, we could incur higher borrowing costs or be unable to access certain financial markets at all.

Failure to comply with covenants in our debt agreements could adversely affect our financial condition

The terms of our agreements governing our Unsecured Line of Credit and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Moreover, our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants, including our unsecured leverage and fixed charge covenants, for the remainder of 2010. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Line of Credit will not be required to lend any additional amounts to us. In addition, our outstanding senior debt securities as well as all outstanding borrowings under the Unsecured Line of Credit, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Line of Credit and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the Unsecured Line of Credit and the senior debt securities or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. If repayment of any of our borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay such indebtedness or that we would be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number		Description

10.1		Distribution Agreement among the Company, First Industrial, L.P. and J.P. Morgan Securities, Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102). In accordance with Item 601 of Regulation S-K, the Company has omitted substantially identical Distribution Agreements entered into on May 4, 2010 with each of Wells Fargo Securities, LLC, Morgan Keegan & Company, Inc., Piper Jaffray & Co. and Lazard Capital Markets LLC.
10	.2†	Form of Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10.1		Distribution Agreement among the Company, First Industrial, L.P. and J.P. Morgan Securities, Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102). In accordance with Item 601 of Regulation S-K, the Company has omitted substantially identical Distribution Agreements entered into on May 4, 2010 with each of Wells Fargo Securities, LLC, Morgan Keegan & Company, Inc., Piper Jaffray & Co. and Lazard Capital Markets LLC.
10	.2†	Form of Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.