Form 10-Q
period 2010-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2010-11-04
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of shares of Common Stock, $.01 par value, outstanding as of November 3, 2010: 63,771,063.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$685,652	$751,479
Buildings and Improvements	2,462,616	2,543,573
Construction in Progress	8,188	24,712
Less: Accumulated Depreciation	(650,125)	(594,895)

Net Investment in Real Estate	2,506,331	2,724,869

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $310 and $3,341 at September 30, 2010 and December 31, 2009, respectively	2,827	37,305
Cash and Cash Equivalents	124,099	182,943
Restricted Cash	127	102
Tenant Accounts Receivable, Net	3,717	2,243
Investments in Joint Ventures	3,076	8,788
Deferred Rent Receivable, Net	44,239	39,220
Deferred Financing Costs, Net	13,917	15,333
Deferred Leasing Intangibles, Net of Accumulated Amortization of $43,692 and $43,201 at September 30, 2010 and December 31, 2009, respectively	50,412	60,160
Prepaid Expenses and Other Assets, Net	134,374	133,623

Total Assets	$2,883,119	$3,204,586

LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$492,212	$402,974
Senior Unsecured Debt, Net	896,792	1,140,114
Unsecured Line of Credit	496,988	455,244
Accounts Payable, Accrued Expenses and Other Liabilities, Net	70,077	81,136
Deferred Leasing Intangibles, Net of Accumulated Amortization of $14,318 and $14,371 at September 30, 2010 and December 31, 2009, respectively	21,323	24,754
Rents Received in Advance and Security Deposits	24,968	26,117

Total Liabilities	2,002,360	2,130,339

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600 and 200 shares of Series F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2010 and December 31, 2009, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 68,095,327 and 66,169,328 shares issued and 63,771,213 and 61,845,214 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	681	662
Treasury Shares at Cost (4,324,114 shares at September 30, 2010 and December 31, 2009)	(140,018)	(140,018)
Additional Paid-in-Capital	1,566,663	1,551,218
Distributions in Excess of Accumulated Earnings	(578,683)	(384,013)
Accumulated Other Comprehensive Loss	(15,606)	(18,408)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	833,037	1,009,441
Noncontrolling Interest	47,722	64,806

Total Equity	880,759	1,074,247

Total Liabilities and Equity	$2,883,119	$3,204,586

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except per share data)

Revenues:
Rental Income	$64,646	$66,100	$196,094	$200,191
Tenant Recoveries and Other Income	19,908	22,352	65,268	69,028
Construction Revenues	271	15,954	541	52,703

Total Revenues	84,825	104,406	261,903	321,922

Expenses:
Property Expenses	28,244	30,064	89,663	93,226
General and Administrative	4,939	8,391	21,231	30,141
Restructuring Costs	338	1,380	1,549	6,196
Impairment of Real Estate	163,862	5,617	173,017	5,617
Depreciation and Other Amortization	35,341	36,783	105,208	110,737
Construction Expenses	247	14,895	456	50,567

Total Expenses	232,971	97,130	391,124	296,484

Other Income/(Expense):
Interest Income	1,037	731	3,120	2,013
Interest Expense	(25,609)	(29,119)	(78,941)	(86,608)
Amortization of Deferred Financing Costs	(798)	(758)	(2,412)	(2,220)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(330)	(555)	(1,788)	2,861
(Loss) Gain from Early Retirement of Debt	(19)	18,179	(3,984)	22,165
Foreign Currency Exchange Loss, Net	—	—	(190)	—

Total Other Income/(Expense)	(25,719)	(11,522)	(84,195)	(61,789)

Loss from Continuing Operations Before Gain on Sale of Joint Venture Interests, Equity in Loss of Joint Ventures and Income Tax Benefit (Provision)	(173,865)	(4,246)	(213,416)	(36,351)
Gain on Sale of Joint Venture Interests	9,874	—	9,874	—
Equity in Loss of Joint Ventures	(398)	(5,889)	(275)	(4,309)
Income Tax Benefit (Provision)	247	6,089	(2,109)	10,989

Loss from Continuing Operations	(164,142)	(4,046)	(205,926)	(29,671)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $1,949 and $6,734 for the Three Months Ended September 30, 2010 and September 30, 2009, respectively, and $9,568 and $15,054 for the Nine Months Ended September 30, 2010 and September 30, 2009, respectively)	1,871	6,248	9,324	15,520
(Provision) Benefit for Income Taxes Allocable to Discontinued Operations (Including $0 and $(238) allocable to Gain on Sale of Real Estate for the Three Months Ended September 30, 2010 and September 30, 2009, respectively, and $0 and $158 for the Nine Months Ended September 30, 2010 and September 30, 2009, respectively)	—	(71)	—	16

(Loss) Income Before (Loss) Gain on Sale of Real Estate	(162,271)	2,131	(196,602)	(14,135)
(Loss) Gain on Sale of Real Estate	(214)	261	858	721
Benefit (Provision) for Income Taxes Allocable to (Loss) Gain on Sale of Real Estate	—	380	(660)	(151)

Net (Loss) Income	(162,485)	2,772	(196,404)	(13,565)
Less: Net Loss Attributable to the Noncontrolling Interest	13,100	193	16,557	3,100

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(149,385)	2,965	(179,847)	(10,465)
Less: Preferred Stock Dividends	(4,884)	(4,913)	(14,823)	(14,594)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(154,269)	$(1,948)	$(194,670)	$(25,059)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.47)	$(0.16)	$(3.25)	$(0.87)

Income From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.03	$0.12	$0.14	$0.31

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.44)	$(0.04)	$(3.11)	$(0.56)

Weighted Average Shares Outstanding, Basic and Diluted	63,100	45,360	62,583	44,653

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Net (Loss) Income	$(162,485)	$2,772	$(196,404)	$(13,565)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $0 and $149 for the Three Months Ended September 30, 2010 and September 30, 2009, respectively, and $414 and $390 for the Nine Months Ended September 30, 2010 and September 30, 2009, respectively	1,577	320	990	(716)
Amortization of Interest Rate Protection Agreements	535	479	1,563	311
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	(24)	3	(182)	(60)
Foreign Currency Translation Adjustment, Net of Income Tax (Provision) Benefit of $(185) and $(1,510) for the Three Months Ended September 30, 2010 and September 30, 2009, respectively, and $449 and $(2,436) for the Nine Months Ended September 30, 2010 and September 30, 2009, respectively	19	946	721	1,395

Other Comprehensive (Loss) Income	(160,378)	4,520	(193,312)	(12,635)
Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest	12,937	(154)	16,316	2,527

Other Comprehensive (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(147,441)	$4,366	$(176,996)	$(10,108)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Treasury	Distributions	Other
	Common	Additional	Shares	in Excess of	Comprehensive	Noncontrolling
	Stock	Paid-in Capital	At Cost	Earnings	Loss	Interest	Total

Balance as of December 31, 2009	$662	$1,551,218	$(140,018)	$(384,013)	$(18,408)	$64,806	$1,074,247
Issuance of Common Stock, Net of Issuance Costs	14	10,264	—	—	—	—	10,278
Stock Based Compensation Activity	5	4,364		—			4,369
Conversion of Units to Common Stock	—	294	—	—	—	(294)	—
Reallocation — Additional Paid in Capital	—	523	—	—	—	(523)	—
Preferred Dividends	—	—	—	(14,823)	—	—	(14,823)
Other Comprehensive Loss:
Net Loss	—	—	—	(179,847)	—	(16,557)	(196,404)
Reallocation — Other Comprehensive Loss	—	—	—	—	(49)	49	—
Other Comprehensive Loss	—	—	—	—	2,851	241	3,092

Total Other Comprehensive Loss							(193,312)

Balance as of September 30, 2010	$681	$1,566,663	$(140,018)	$(578,683)	$(15,606)	$47,722	$880,759

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(196,404)	$(13,565)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	81,263	85,388
Amortization of Deferred Financing Costs	2,412	2,220
Other Amortization	30,934	40,765
Impairment of Real Estate	173,017	6,934
Provision for Bad Debt	1,564	2,872
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	1,788	(2,861)
Loss (Gain) from Early Retirement of Debt	3,984	(22,165)
Gain on Sale of Joint Venture Interest	(9,874)	—
Decrease in Developments for Sale Costs	—	812
Payments of Premiums and Discounts Associated with Senior Unsecured Debt	(6,279)	—
Operating Distributions Received in Excess of Equity in Loss of Joint Ventures	2,362	5,436
Gain on Sale of Real Estate	(10,426)	(15,775)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,472)	12,851
Increase in Deferred Rent Receivable	(4,927)	(5,850)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(7,823)	(16,579)
(Increase) Decrease in Restricted Cash	(25)	7

Net Cash Provided by Operating Activities	57,094	80,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(68,584)	(62,375)
Net Proceeds from Sales of Investments in Real Estate	60,795	41,199
Contributions to and Investments in Joint Ventures	(752)	(3,170)
Distributions and Sale Proceeds from Joint Venture Interests	10,868	6,942
Repayment of Notes Receivable	1,206	2,933
Increase in Lender Escrows	(669)	—

Net Cash Provided by (Used in) Investing Activities	2,864	(14,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(1,630)	(5,056)
Proceeds from the Issuance of Common Stock	10,341	15,920
Repurchase and Retirement of Restricted Stock	(298)	(726)
Dividends/Distributions	—	(12,614)
Preferred Stock Dividends	(15,275)	(15,826)
Payments on Interest Rate Swap Agreement	(287)	—
Costs Associated with Early Retirement of Debt	(1,008)	—
Proceeds from Origination of Mortgage Loans Payable	95,780	201,260
Repayments on Mortgage Loans Payable	(6,078)	(7,766)
Repurchase of Equity Component of Exchangeable Notes	—	(22)
Settlement of Interest Rate Protection Agreements	—	(7,491)
Repayments of Senior Unsecured Debt	(241,642)	(240,903)
Proceeds from Unsecured Line of Credit	51,500	46,000
Repayments on Unsecured Line of Credit	(10,341)	(23,000)

Net Cash Used in Financing Activities	(118,938)	(50,224)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	136	95
Net (Decrease) Increase in Cash and Cash Equivalents	(58,980)	15,795
Cash and Cash Equivalents, Beginning of Period	182,943	3,182

Cash and Cash Equivalents, End of Period	$124,099	$19,072

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 89.7% ownership interest at September 30, 2010 and September 30, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein. Noncontrolling interest at September 30, 2010 and September 30, 2009 of approximately 7.8% and 10.3%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own or owned noncontrolling equity interests in, and provide or provided various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture partner. On August 5, 2010, we sold our interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. See Note 4 for more information on the Joint Ventures.

As of September 30, 2010, we owned 778 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 68.9 million square feet of gross leasable area (“GLA”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2009 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 audited financial statements included in our 2009 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2010 and December 31, 2009, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2010 and September 30, 2009. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2010 and December 31, 2009, and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2010 and September 30, 2009, and our cash flows for each of the nine months ended September 30, 2010 and September 30, 2009, and all adjustments are of a normal recurring nature.

Income Taxes

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which was the subject of litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision, an additional approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believed there was a very low probability that the Michigan Supreme Court would accept the case. Therefore, in September 2009 we reversed our accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of approximately $2,200. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. Based on the most recent ruling of the Michigan Supreme Court, we reversed the receivable of $1,400 and paid approximately $800, for a total of approximately $2,200 of tax expense for the nine months ended September 30, 2010.

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

3.	Investment in Real Estate

Acquisitions

During the nine months ended September 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture (see Note 4). The purchase price of these acquisitions totaled approximately $22,408, excluding costs incurred in conjunction with the acquisition of the industrial properties.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired for the nine months ended September 30, 2010 and included in deferred leasing intangibles is as follows:

Nine Months
Ended
September 30,
2010

In-Place Leases	$1,782
Above Market Leases	$239
Tenant Relationships	$1,881

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired for the nine months ended September 30, 2010 is as follows:

Nine Months
Ended
September 30,
2010

In-Place Leases	100
Above Market Leases	88
Tenant Relationships	165

Sales and Discontinued Operations

During the nine months ended September 30, 2010, we sold nine industrial properties comprising approximately 0.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the nine industrial properties and several land parcels were approximately $62,781. The gain on sale of real estate was approximately $10,426, of which $9,568 is shown in discontinued operations. The nine sold industrial properties and one land parcel that received ground rental revenues meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the nine sold industrial properties and the land parcel that received ground rental revenues are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

At September 30, 2010, we had two industrial properties comprising approximately 0.1 million square feet of GLA and several land parcels held for sale. The results of operations of the two industrial properties held for sale at September 30, 2010 are included in discontinued operations. There can be no assurance that such industrial properties or land parcels held for sale will be sold.

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2009 reflects the results of operations of the nine industrial properties and one land parcel that received ground rental revenues that were sold during the nine months ended September 30, 2010, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of the two industrial properties identified as held for sale at September 30, 2010 and the gain on sale of real estate relating to 11 industrial properties that were sold during the nine months ended September 30, 2009.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Total Revenues	$62	$2,036	$756	$7,533
Property Expenses	(104)	(504)	(585)	(2,463)
Impairment Loss	—	(1,317)	—	(1,317)
Depreciation and Amortization	(36)	(701)	(415)	(3,287)
Gain on Sale of Real Estate	1,949	6,734	9,568	15,054
(Provision) Benefit for Income Taxes	—	(71)	—	16

Income from Discontinued Operations	$1,871	$6,177	$9,324	$15,536

At September 30, 2010 and December 31, 2009, we had mortgage notes receivables outstanding of approximately $58,873 and $60,029 net of a discount of $399 and $449, respectively, issued primarily in conjunction with certain property sales for which we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net. At September 30, 2010 and December 31, 2009, the fair values of the mortgage notes receivables were $60,121 and $56,812, respectively. The fair values of our mortgage notes receivables were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Impairment Charges

As of September 30, 2010, management anticipated an amendment to its $500,000 revolving credit facility (as amended, the “Unsecured Line of Credit”) (see Note 12). Based on the anticipated amendment, management reassessed the holding period of a pool of real estate assets including 195 industrial properties comprising approximately 16.4 million square feet of GLA and land parcels comprising approximately 724 acres based on its intentions to sell those assets and the likelihood of possible outcomes of sales which existed at the balance sheet date. Management evaluated whether that pool of real estate assets should be classified as “held for sale” at September 30, 2010 but concluded that the pool of assets did not meet the “held for sale” criteria because management did not have the authority to sell and were not committed to a plan to sell until the formal amendment to the Unsecured Line of Credit had been executed. As a result of this reassessment, the Company determined that 129 of the industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 acres were impaired (collectively referred to as the “Impaired Real Estate Assets”) and as such, the Company recorded an aggregate impairment charge of approximately $163,862 during the three months ended September 30, 2010. With respect to each of the impaired industrial properties and parcels of land comprising 474 acres, the impairment charge was calculated as the excess of the carrying value of the properties and land parcels over the fair value of such assets since such assets did not qualify to be classified as “held for sale” as of September 30, 2010. With respect to parcels of land comprising 29 acres, the impairment charge was calculated as the excess of the carrying value over the fair value less costs to sell, since those land parcels met the criteria to be classified as “held for sale” as of September 30, 2010. The valuation of the 129 impaired industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 474 acres was determined using widely accepted valuation techniques including internal valuations of real estate and/or discounted cash flow analysis on expected cash flows.

In addition, all of the 195 industrial properties comprising approximately 16.4 million square feet of GLA and land parcels comprising approximately 695 acres in the pool will qualify to be classified as “held for sale” in the financial statements of the Company for the fiscal quarter ended December 31, 2010. As a result, the Company estimates that it will record a non-cash impairment charge of approximately $3,000 with respect to 11 properties

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprising approximately 1.6 million square feet of GLA, as these properties will be considered impaired under held for sale accounting. The Company also estimates that it will record a non-cash impairment charge of approximately $11,000 with respect to 140 industrial properties comprising approximately 12.2 million square feet of GLA and those parcels of land comprising 474 acres in the pool relating to the estimated costs to sell because they will be classified as “held for sale”.

Additionally, during the first quarter of 2010 we recorded an impairment charge in the amount of $9,155 related to a certain property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”). The non-cash impairment charge related to the Grand Rapids Property was based upon the difference between the fair value of the property and its carrying value. The valuation of the Grand Rapids Property was determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates.

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

The following table presents information about our impairment charges that were measured on a fair value basis for the nine months ended September 30, 2010. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis
		at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	September 30,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired Real Estate Assets	$255,510	—	—	$255,510	$(163,862)

4.	Investments in Joint Ventures and Property Management Services

On August 5, 2010, we sold our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. In connection with this sale, we received approximately $5.0 million. As a result of this sale, we will no longer serve as asset manager for these ventures. Pursuant to the sale agreement, we are entitled to proceeds related to sales of certain assets (the “Sale Assets”), if the sale of such assets was consummated by a stated timeframe. The sale of one of the Sale Assets closed on August 30, 2010. In connection with the sale, we earned approximately $1.3 million in proceeds and a disposition fee of $68. Additionally, we are entitled to earn leasing and development fees related to certain assets identified at the time of sale within the sale agreement. We earned approximately $81 in leasing and development fees on transactions for the period August 6, 2010 to September 30, 2010. In connection with the sale, we wrote off our carrying value for the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture as well as $1,625 of unrealized loss recorded in Other Comprehensive Income (see Note 10) and recorded a $9,874 gain, which is included in Gain on Sale of Joint Venture Interests.

We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. At September 30, 2010, the 2007 Europe Joint Venture does not own any properties.

On June 11, 2010, we purchased an industrial property from the 2005 Development/Repositioning Joint Venture for a purchase price of $14,627.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we continue to not be the primary beneficiary in this venture. As of September 30, 2010, our investment in the 2003 Net Lease Joint Venture is $3,076. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture.

Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our 15% interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded a $852 gain, which is included in Equity in Loss of Joint Ventures.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund. Effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund and, effective May 24, 2010, we ceased to provide any services to the remaining industrial property in the July 2007 Fund.

At September 30, 2010 and December 31, 2009, we have receivables from the Joint Ventures and the July 2007 Fund of $1,566 and $1,218, respectively, which primarily relate to proceeds from the sale of one Sale Asset and development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three and nine months ended September 30, 2010 and September 30, 2009, we invested the following amounts in, as well as received distributions and sale proceeds from, our Joint Ventures and recognized fees from disposition, leasing, development, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Contributions	$338	$449	$752	$3,170
Distributions and Joint Venture Sale Proceeds	$6,688	$1,126	$12,955	$8,069
Fees	$764	$3,450	$4,805	$9,008

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Indebtedness

The following table discloses certain information regarding our indebtedness:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	September 30,	December 31,	September 30,	September 30,
	2010	2009	2010	2010	Maturity Date

					December 2010 -
Mortgage and Other Loans Payable, Net	$492,212	$402,974	5.55% - 9.25%	4.93% -9.25%	October 2020
Unamortized Premiums	(561)	(1,025)

Mortgage and Other Loans Payable, Gross	$491,651	$401,949

Senior Unsecured Debt, Net
2016 Notes	$159,885	$159,843	5.750%	5.91%	01/15/16
2017 Notes	87,193	87,187	7.500%	7.52%	12/01/17
2027 Notes	13,559	13,559	7.150%	7.11%	05/15/27
2028 Notes	189,867	189,862	7.600%	8.13%	07/15/28
2011 Notes	—	143,447	7.375%	7.39%	03/15/11
2012 Notes	61,763	143,837	6.875%	6.85%	04/15/12
2032 Notes	34,664	34,651	7.750%	7.87%	04/15/32
2014 Notes	86,492	105,253	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	145,740	144,870	4.625%	5.53%	09/15/11
2017 II Notes	117,629	117,605	5.950%	6.37%	05/15/17

Subtotal	$896,792	$1,140,114
Unamortized Discounts	7,717	11,191

Senior Unsecured Debt, Gross	$904,509	$1,151,305

Unsecured Line of Credit	$496,988	$455,244	1.305%	1.305%	09/28/12

During the nine months ended September 30, 2010, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	September 30,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2010

I	$7,780	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.1	$9,115
II	7,200	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.2	7,474
III	4,300	7.40%	February 17, 2010	March 5, 2015	25-year	1	0.2	6,898
IV	8,250	7.40%	February 24, 2010	March 5, 2015	25-year	1	0.3	12,284
V.1	8,000	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	8,994
V.2	7,800	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	6,656
V.3	5,750	6.50%	June 22, 2010	July 10, 2020	25-year	1	0.1	10,004
V.4	5,500	6.50%	June 22, 2010	July 10, 2020	25-year	6	0.1	9,335
VI	41,200	5.55%	September 29, 2010	October 1, 2020	25-year	11	1.5	46,902

	$95,780							$117,662

For Mortgage Financings I, II, III and IV, early principal paydowns are prohibited for 36 months after loan origination. For Mortgage Financing V.1 through V.4 early principal paydowns are allowed at any payment due date. For Mortgage Financing VI, early principal paydowns are prohibited for 12 months after loan origination.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepayment premiums typically decrease as the loan matures and range from 1% to 5% of the loan balance (or a yield maintenance amount).

As of September 30, 2010, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $684,703 and one letter of credit.

On February 8, 2010, we closed on a tender offer in which we repurchased and retired certain of our senior unsecured debt prior to its maturity as described in the table below. In connection with these repurchases prior to maturity, we recognized $355 as gain on early retirement of debt for the nine months ended September 30, 2010, which is the difference between the repurchase amount and the principal amount retired, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $1,547, $354, $(145) and $990, respectively.

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

On August 17, 2010, we repurchased and retired a portion of our 2012 Notes prior to maturity. In connection with this repurchase prior to maturity, we recognized $20 as loss on early retirement of debt for the nine months ended September 30, 2010, which is the difference between the repurchase amount and the principal amount retired, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $19, $25 and $(24), respectively.

	Principal
	Amount	Purchase
	Repurchased	Price

Senior Unsecured Debt Repurchases
2011 Notes	$72,702	$72,701
2012 Notes	82,236	82,234
2014 Notes	21,062	17,964

	$176,000	$172,899

Senior Unsecured Debt Redemption
2011 Notes	$70,796	$75,022

The following is a schedule of the stated maturities and scheduled principal payments as of September 30, 2010, of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2010	$14,756
2011	159,786
2012	583,666
2013	8,749
2014	209,302
Thereafter	916,889

Total	$1,893,148

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Unsecured Line of Credit and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness (see Note 12). Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with our financial covenants as of September 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010.

Fair Value

At September 30, 2010 and December 31, 2009, the fair value of our indebtedness was as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable, Net	$492,212	$546,872	$402,974	$407,706
Senior Unsecured Debt, Net	896,792	807,388	1,140,114	960,452
Unsecured Line of Credit	496,988	477,773	455,244	422,561

Total	$1,885,992	$1,832,033	$1,998,332	$1,790,719

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

Shares of Common Stock and Noncontrolling Interest:

During the nine months ended September 30, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) for approximately $5,970. Under the terms of the DRIP, stockholders and non-stockholders may purchase shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds.

On May 4, 2010, we entered into an agreement in which we may sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings (the “ATM”). During the three months ended September 30, 2010 we did not issue any shares of the Company’s common stock under the ATM. During the nine months ended September 30, 2010, we issued 548,704 shares of the Company’s common stock under the ATM for approximately $4,371, net of $89 paid to the sales agent. Under the terms of the ATM, sales are made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2010, we awarded 23,567 shares of common stock to certain directors. The common stock shares had a fair value of approximately $128 upon issuance.

During the nine months ended September 30, 2010, 25,137 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $294 of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Noncontrolling Interest for the nine months ended September 30, 2010 and September 30, 2009:

	September 30,	September 30,
	2010	2009

Noncontrolling Interest, January 1- Beginning of Period	$64,806	$122,117
Net Loss	(16,557)	(3,100)
Other Comprehensive Loss	241	573

Comprehensive Loss	(16,316)	(2,527)

Conversion of Units to Common Stock	(294)	(6,444)
Reallocation — Additional Paid In Capital	(523)	(38,812)
Reallocation — Other Comprehensive Loss	49	—

Noncontrolling Interest, September 30 — End of Period	$47,722	$74,334

Restricted Stock:

During the nine months ended September 30, 2010, we awarded 573,198 shares of restricted common stock to certain employees. The restricted common stock had a fair value of approximately $3,336 on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,390 and $2,826 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $4,667 and $10,873 for the nine months ended September 30, 2010 and September 30, 2009, respectively, in compensation expense related to restricted stock/unit awards, of which $0 was capitalized for each of the three months ended September 30, 2010 and September 30, 2009, and $0 and $45, respectively, was capitalized for the nine months ended September 30, 2010 and September 30, 2009, in connection with development activities. At September 30, 2010, we have $7,610 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.09 years.

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the third quarter of 2010, the new coupon rate was 6.315%. See Note 10 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes dividends/distributions paid or accrued during the nine months ended September 30, 2010.

	Nine Months Ended
	September 30, 2010
	Dividend/
	Distribution	Total
	per Share	Dividend

Series F Preferred Stock	$5,183.65	$2,591
Series G Preferred Stock	$5,427.00	$1,357
Series J Preferred Stock	$13,593.90	$8,156
Series K Preferred Stock	$13,593.90	$2,719

7.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Interest paid, net of capitalized interest	$80,245	$88,965

Capitalized interest	$—	$281

Exchange of Units for common stock:
Noncontrolling interest	$(294)	$(6,444)
Common stock	—	3
Additional paid-in-capital	294	6,441

	$—	$—

Write-off of fully depreciated assets	$(42,433)	$(42,253)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$—	$12,615

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(164,142)	$(4,046)	$(205,926)	$(29,671)
Noncontrolling Interest Allocable to Continuing Operations	13,228	927	17,304	4,883
(Loss) Gain on Sale of Real Estate, Net of Income Tax	(214)	641	198	570
Noncontrolling Interest Allocable to (Loss) Gain on Sale of Real Estate	17	(69)	(16)	(63)
Preferred Stock Dividends	(4,884)	(4,913)	(14,823)	(14,594)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(155,995)	$(7,460)	$(203,263)	$(38,875)

Income from Discontinued Operations, Net of Income Tax	$1,871	$6,177	$9,324	$15,536
Noncontrolling Interest Allocable to Discontinued Operations	(145)	(665)	(731)	(1,720)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$1,726	$5,512	$8,593	$13,816

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(154,269)	$(1,948)	$(194,670)	$(25,059)

Denominator:
Weighted Average Shares — Basic and Diluted	63,100,012	45,360,288	62,583,149	44,653,170

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.47)	$(0.16)	$(3.25)	$(0.87)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.03	$0.12	$0.14	$0.31

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.44)	$(0.04)	$(3.11)	$(0.56)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable dividends of the Company.

		Allocation of		Allocation of
		Net Income		Net Income
		Available to		Available to
		Participating		Participating
		Securities For		Securities For
	Unvested Awards	the Three and Nine	Unvested Awards	the Three and Nine
	Outstanding at	Months Ended	Outstanding at	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Participating Securities:
Restricted Stock Awards	665,632	—	367,594	—
Restricted Unit Awards	—	—	1,053	—

	665,632	$—	368,647	$—

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three and nine months ended September 30, 2010 and September 30, 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and nine months ended September 30, 2010 and September 30, 2009, as the dilutive effect of stock options and restricted stock/unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of
	Awards	Awards
	Outstanding At	Outstanding At
	September 30,	September 30,
	2010	2009

Non-Participating Securities:
Restricted Unit Awards	1,162,800	1,388,000
Options	98,701	141,034

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

9.	Restructuring Costs

In October 2008, the Compensation Committee of the Board of Directors committed the Company to a plan to reduce organizational and overhead costs. Subsequently, in December 2008 and in 2009 and 2010, the Board of Directors and/or the Compensation Committee made modifications for the restructuring plan. For the three and nine months ended September 30, 2010, we recorded as restructuring costs a pre-tax charge of $338 and $1,549, respectively, to provide for employee severance and benefits ($(33) and $775, respectively), costs associated with the termination of certain office leases ($156 and $239, respectively) and other costs ($215 and $535, respectively) associated with implementing the restructuring plan. For the three and nine months ended September 30, 2009, we recorded as restructuring costs a pre-tax charge of $1,380 and $6,196, respectively, to provide for employee severance and benefits ($1,203 and $5,284, respectively), costs associated with the termination of certain office leases ($(33) and $386, respectively) and other costs ($210 and $526, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $(33) and $156, respectively, for the three and nine months ended September 30, 2010, and $219 and $2,978, respectively, for the three and nine months ended

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.

At September 30, 2010 and December 31, 2009, we have $2,052 and $2,884, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

10.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and preferred dividends and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During 2009, we had two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt was locked until settlement is $974 for the three and nine months ended September 30, 2009, and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements in the statement of operations.

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

The effective portion of the settlement amounts of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,239 into net loss by increasing interest expense for interest rate protection agreements we settled in previous periods.

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the third quarter of 2010 the new coupon rate was 6.315%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three and nine months ended September 30, 2010, we recorded $330 and $1,788, respectively, in unrealized loss, which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. For the three and nine months ended September 30, 2009, we recorded $(555) and $1,887, respectively, in unrealized (loss) gain, which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and, for the three and nine months ended September 30, 2010, totaled $163 and $298, respectively, and, for the three and nine months ended September 30, 2009, totaled $116 and $320, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the terms of our derivatives and their fair values, which are included in either Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
	Notional		Trade	Maturity	September 30,	December 31,
Hedge Product	Amount	Strike	Date	Date	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	$50,000	2.4150%	March 2008	April 1, 2010	$ N/A	$(267)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	(1,397)	93

Total Derivatives	$100,000			Total	$(1,397)	$(174)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of September 30, 2010 and December 31, 2009, the outstanding payable was $163 and $152, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and nine months ended September 30, 2010 and September 30, 2009:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
Interest Rate Products	Location on Statement	2010	2009	2010	2009

Income (Loss) Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (OCI)	$1,577	$320	$990	$(716)
Amortization Reclassified from OCI into Loss	Interest Expense	$(535)	$(479)	$(1,563)	$(311)
Gain Recognized in Loss (Unhedged Position)	Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	N/A	N/A	N/A	$974

During 2010, the 2006 Land/Development Joint Venture had interest rate protection agreements outstanding which effectively converted floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships were considered highly effective and as such, for the three and nine months ended September 30, 2010, we recorded $1,577 and $1,137, respectively, in unrealized gain, representing our 10% share, offset by $0 and $414, respectively, of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. In connection with the sale of our equity interest of the 2006 Land/Development Joint Venture on August 5, 2010, we wrote off $1,625 that was recorded in OCI related to our 10% share of unrealized loss related to the interest rate protection agreements. During 2009, two of the Joint Ventures had interest rate protection agreements outstanding and for the three and nine months ended September 30, 2009, we recorded $306 and $919 in unrealized gain, respectively, representing our 10% share, offset by $149 and $390 of income tax provision, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables set forth our financial liabilities and assets that are accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$(1,397)	—	—	$(1,397)

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Series F Agreement	$93	—	—	$93
Liabilities:
Interest Rate Swap Agreement	$(267)	—	$(267)	—

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

The following table presents a reconciliation of our liabilities classified as Level 3 at September 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning asset balance at December 31, 2009	$93
Mark-to-Market of the Series F Agreement	(1,490)

Ending liability balance at September 30, 2010	$(1,397)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Currently, we are the defendant in a suit brought in February 2009 by the trustee of a liquidating trust which was created pursuant to the confirmed bankruptcy liquidation plan of a former tenant. In the suit the trustee has sought the return of $5,000, related to letters of credit that we drew down after the tenant defaulted on its leases. In June 2010, the parties reached a settlement, subject to approval by the bankruptcy court, that would require us to return to the bankruptcy estate $1,800 of the $5,000 originally sought. At September 30, 2010, we have reserved $1,800 for this settlement which is included in Accounts Payable, Accrued Expenses and Other Liabilities, Net. At September 30, 2010, the bankruptcy court had not yet approved the settlement and there can be no assurance that such approval will be obtained. In addition, in the normal course of business, we are involved in other legal actions arising from the ownership of our industrial properties. Except as disclosed herein, in our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

12.	Subsequent Events

From October 1, 2010 to November 3, 2010, we sold several land parcels for approximately $1,943. There were no industrial properties acquired during this period.

On October 7, 2010, we obtained one mortgage loan in the amounts of $9,800. The mortgage is collateralized by two industrial properties totaling approximately 0.2 million square feet of GLA. The mortgage bears interest at a fixed rate of 5.00%. The mortgage matures in November, 2015.

Effective October 22, 2010, we amended our $500,000 revolving credit facility (as amended, the “Unsecured Line of Credit”). We repaid $99,138 on October 22, 2010, since the Unsecured Line of Credit’s capacity decreased in connection with the amendment to $400,000 from $500,000. The Unsecured Line of Credit provides for a $200,000 term borrowing and an aggregate $200,000 of revolving borrowings. For the term borrowing, the Unsecured Line of Credit requires interest only payments through March 29, 2012 at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election. The term borrowing requires quarterly principal pay-downs of $10,000 beginning March 31, 2010 until maturity on September 28, 2012. For the revolving borrowings, the Unsecured Line of Credit provides for interest only payments at LIBOR plus 275 basis points or at a base rate plus 175 basis points, at our election. Additionally, certain financial covenants were changed in connection with the amendment, such as the fixed charge coverage ratio was relaxed to 1.2 times from 1.5 times and the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreement, within such coverage ratio no longer includes economic gains or losses from property sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), in its subsequent quarterly reports on Form 10-Q and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC.

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 92.2% and 89.7% ownership interest at September 30, 2010 and September 30, 2009, respectively, and through the old TRS prior to September 1, 2009, and through FI LLC, the new TRS and FRIP subsequent to September 1, 2009. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership, FI LLC, FRIP and the TRSs, is consolidated with that of the Company as presented herein. Noncontrolling interest at September 30, 2010 and September 30, 2009, of approximately 7.8% and 10.3%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own or owned noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture partner. On August 5, 2010, we sold our interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. The Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.

As of September 30, 2010, we owned 778 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 68.9 million square feet of gross leasable area (“GLA”).

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

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 3900
Chicago, IL 60606
Attn: Investor Relations

MANAGEMENT’S OVERVIEW

We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company seeks to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a significant portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(194.7) million and $(25.1) million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $(3.11) per share and $(0.56) per share for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2010 and September 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through September 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through September 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the nine months ended September 30, 2010 and September 30, 2009, the occupancy rates of our same store properties were 82.6% and 83.9%, respectively.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$245,272	$250,554	$(5,282)	(2.1)%
Acquired Properties	629	—	629	—
Sold Properties	393	5,879	(5,486)	(93.3)%
(Re)Developments and Land, Not Included Above	8,275	6,407	1,868	29.2%
Other	7,549	13,912	(6,363)	(45.7)%

	$262,118	$276,752	$(14,634)	(5.3)%
Discontinued Operations	(756)	(7,533)	6,777	(90.0)%

Subtotal Revenues	$261,362	$269,219	$(7,857)	(2.9)%

Construction Revenues	541	52,703	(52,162)	(99.0)%

Total Revenues	$261,903	$321,922	$(60,019)	(18.6)%

Revenues from same store properties decreased $5.3 million due primarily to a decrease in occupancy. Revenues from acquired properties increased $0.6 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $5.5 million due to the 24 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.7 million square feet of GLA. Revenues from (re)developments and land increased $1.9 million primarily due to an increase in occupancy. Other revenues decreased $6.4 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $52.2 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$77,426	$79,656	$(2,230)	(2.8)%
Acquired Properties	111	—	111	—
Sold Properties	481	2,166	(1,685)	(77.8)%
(Re)Developments and Land, Not Included Above	2,832	2,908	(76)	(2.6)%
Other	9,398	10,959	(1,561)	(14.2)%

	$90,248	$95,689	$(5,441)	(5.7)%
Discontinued Operations	(585)	(2,463)	1,878	(76.2)%

Total Property Expenses	$89,663	$93,226	$(3,563)	(3.8)%

Construction Expenses	456	50,567	(50,111)	(99.1)%

Total Property and Construction Expenses	$90,119	$143,793	$(53,674)	(37.3)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.2 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2008. Property expenses from sold properties decreased $1.7 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land remained relatively unchanged. The $1.6 million decrease in other expense is primarily attributable to a decrease in compensation. Construction expenses decreased $50.1 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $8.9 million, or 29.6%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring during 2009 and 2010, a decrease in rent expense resulting from office closings in 2009 and 2010 related to restructuring activities and a decrease in legal and professional services incurred during 2010, partially offset by an increase in lawsuit settlement reserves.

For the nine months ended September 30, 2010, we recognized $1.5 million in restructuring charges to provide for employee severance and benefits ($0.8 million), costs associated with the termination of certain office leases ($0.2 million) and other costs ($0.5 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $1.7 million of additional restructuring charges in subsequent quarters. For the nine months ended September 30, 2009, we incurred $6.2 million in restructuring charges related to employee severance and benefits ($5.3 million), costs associated with the termination of certain office leases ($0.4 million) and other costs ($0.5 million) associated with implementing the restructuring plan.

Due to the anticipated amendment to our Unsecured Line of Credit, we reassessed the holding period for a pool of real estate assets. As a result of the reassessment, we recorded an impairment loss in the amount of $163.9 million during the third quarter of 2010 on 129 industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 acres. In addition, in the first quarter of 2010, we recorded an impairment loss in the amount of $9.2 million on one property in Grand Rapids, Michigan. See Note 3 to the Consolidated Financial Statements. During the nine months ended September 30, 2009, we recorded an impairment loss in the amount of $6.9 million on one industrial property in the Inland Empire market in California as a result of adverse conditions in the credit and real estate markets ($1.3 million of this impairment loss is included in discontinued operations for the nine months ended September 30, 2009 because a portion of the industrial property is classified as held for sale at September 30, 2010). We expect to recognize an additional impairment of approximately $14 million during the three months ended December 31, 2010 related to a pool of industrial properties and land parcels that will qualify as “held for sale” during the 4th quarter. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value or in the event that we change our intent to hold a property.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$99,428	$105,773	$(6,345)	(6.0)%
Acquired Properties	358	—	358	—
Sold Properties	371	3,203	(2,832)	(88.4)%
(Re)Developments and Land, Not Included Above and Other	3,949	3,379	570	16.9%
Corporate Furniture, Fixtures and Equipment	1,517	1,669	(152)	(9.1)%

	$105,623	$114,024	$(8,401)	(7.4)%
Discontinued Operations	(415)	(3,287)	2,872	(87.4)%

Total Depreciation and Other Amortization	$105,208	$110,737	$(5,529)	(5.0)%

Depreciation and other amortization for same store properties decreased $6.3 million primarily due to accelerated depreciation and amortization taken during the nine months ended September 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.6 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.2 million primarily due to accelerated depreciation on furniture, fixtures and equipment taken in 2009 related to the termination of certain office leases.

Interest income increased $1.1 million, or 55.0%, primarily due to an increase in the weighted average mortgage loans receivable balance for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Interest expense decreased approximately $7.7 million, or 8.9%, primarily due to a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2010 ($1,888.2 million), as compared to the nine months ended September 30, 2009 ($2,075.0 million) and a decrease in the weighted average interest rate for the nine months ended September 30, 2010 (5.59%), as compared to the nine months ended September 30, 2009 (5.60%), partially offset by a decrease in capitalized interest for the nine months ended September 30, 2010 due to a decrease in development activities.

Amortization of deferred financing costs remained relatively unchanged.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.8 million in mark to market loss, inclusive of reset payments, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the nine months ended September 30, 2010, as compared to $1.9 million in mark to market gain, inclusive of reset payments, for the nine months ended September 30, 2009. The rates on the forecasted debt issuances underlying two of our forward starting swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, we recognized a net loss from early retirement of debt of $4.0 million due primarily to the redemption of our 2011 Notes. For the nine months ended September 30, 2009, we recognized a $22.2 million gain from early retirement of debt due to the partial repurchase of certain series of our senior unsecured debt.

Foreign currency exchange loss of $0.2 million for the nine months ended September 30, 2010 relates to the Company’s wind-down of its operations in Europe.

The Gain on Sale of Joint Venture Interests of $9.9 million for the nine months ended September 30, 2010 relates to the sale of our 10% equity interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner on August 5, 2010. Additionally, the gain includes approximately $1.3 million of proceeds related to a sale of an industrial property that was sold on August 30, 2010 for which, in accordance with the sale agreement, we were entitled to a final distribution.

Equity in loss of Joint Ventures decreased approximately $4.0 million, or 93.6%, due primarily to impairment losses of $5.6 million we recorded during the nine months ended September 30, 2009 related to the 2006 Net Lease Co-Investment Program as a result of adverse conditions in the credit and real estate markets and also due to the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program which occurred during the nine months ended September 30, 2010, partially offset by a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture and a decrease in our pro rata share of income from the 2005 Core Joint Venture during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $13.6 million, or 125.5%, due primarily to a loss carryback generated from the tax liquidation of the old TRS for the nine months ended September 30, 2009 as well as an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan for the nine months ended September 30, 2010.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	($ in 000’s)

Total Revenues	$756	$7,533
Property Expenses	(585)	(2,463)
Impairment Loss	—	(1,317)
Depreciation and Amortization	(415)	(3,287)
Gain on Sale of Real Estate	9,568	15,054
Benefit for Income Taxes	—	16

Income from Discontinued Operations	$9,324	$15,536

Income from discontinued operations for the nine months ended September 30, 2010 reflects the results of operations and gain on sale of real estate relating to nine industrial properties and one land parcel that received ground rental revenues that were sold during the nine months ended September 30, 2010 and the results of operations of two industrial properties that were identified as held for sale at September 30, 2010. We expect income from discontinued operations for the year ended December 31, 2009 to increase significantly, as 195 industrial properties comprising approximately 16.4 million square feet of GLA and land parcels comprising approximately

695 acres in the pool will qualify to be classified as “held for sale” in the financial statements of the Company for the fiscal quarter ended December 31, 2010.

Income from discontinued operations for the nine months ended September 30, 2009 reflects the gain on sale of real estate relating to 11 industrial properties that were sold during the nine months ended September 30, 2009 and reflects the results of operations of the 15 industrial properties that were sold during the year ended December 31, 2009, nine industrial properties and one land parcel (that received ground rental revenues) that were sold during the nine months ended September 30, 2010, and two industrial properties identified as held for sale at September 30, 2010.

The $0.9 million gain on sale of real estate for the nine months ended September 30, 2010 resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations. The $0.7 million gain on sale of real estate for the nine months ended September 30, 2009 resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(154.3) million and $(1.9) million for the three months ended September 30, 2010 and September 30, 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $(2.44) per share and $(0.04) per share for the three months ended September 30, 2010 and September 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2010 and September 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through September 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through September 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended September 30, 2010 and September 30, 2009, the occupancy rates of our same store properties were 83.5% and 82.3%, respectively.

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
		($ in 000’s)

REVENUES
Same Store Properties	$80,877	$81,754	$(877)	(1.1)%
Acquired Properties	503	—	503	—
Sold Properties	31	1,525	(1,494)	(98.0)%
(Re)Developments and Land, Not Included Above	2,288	2,105	183	8.7%
Other	917	5,104	(4,187)	(82.0)%

	$84,616	$90,488	$(5,872)	(6.5)%
Discontinued Operations	(62)	(2,036)	1,974	(97.0)%

Subtotal Revenues	$84,554	$88,452	$(3,898)	(4.4)%

Construction Revenues	271	15,954	(15,683)	(98.3)%

Total Revenues	$84,825	$104,406	$(19,581)	(18.8)%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.5 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $1.5 million due to the 24 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.7 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues decreased $4.2 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $15.7 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$25,043	$25,737	$(694)	(2.7)%
Acquired Properties	90	—	90	—
Sold Properties	75	363	(288)	(79.3)%
(Re)Developments and Land, Not Included Above	759	596	163	27.3%
Other	2,381	3,872	(1,491)	(38.5)%

	$28,348	$30,568	$(2,220)	(7.3)%
Discontinued Operations	(104)	(504)	400	(79.4)%

Total Property Expenses	$28,244	$30,064	$(1,820)	(6.1)%

Construction Expenses	247	14,895	(14,648)	(98.3)%

Total Property and Construction Expenses	$28,491	$44,959	$(16,468)	(36.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.7 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2008. Property expenses from sold properties decreased $0.3 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land increased $0.2 million primarily due to the collection of a tenant receivable which had a bad debt allowance, resulting in a reversal of bad debt expense during the three months ended September 30, 2009. The $1.5 million decrease in other expense is primarily attributable to a decrease in compensation. Construction expenses decreased $14.6 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $3.5 million, or 41.1%, due primarily to a decrease in compensation.

For the three months ended September 30, 2010, we incurred $0.3 million in restructuring charges associated with the termination of certain office leases ($0.1 million) and other costs ($0.2 million) associated with implementing our restructuring plan. For the three months ended September 30, 2009, we incurred $1.4 million in restructuring charges primarily related to employee severance and benefits.

Due to the anticipated amendment to our Unsecured Line of Credit, we reassessed the holding period for a pool of real estate assets. As a result of the reassessment, we recorded an impairment loss in the amount of $163.9 million for the three months ended September 30, 2010 on 129 industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 acres. See Note 3 to the Consolidated Financial Statements. During the three months ended September 30, 2009, we recorded an impairment loss in the amount of $6.9 million on one industrial property in the Inland Empire market in California as a result of adverse conditions in the credit and real estate markets ($1.3 million of this impairment loss is included in discontinued operations for the three months ended September 30, 2009 because a portion of the industrial property is classified as held for sale at September 30, 2010). We expect to recognize an additional impairment of approximately $14 million during the three months ended December 31, 2010 related to a pool of industrial properties and land parcels that will qualify as “held for sale” during the 4th quarter.

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
		($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$33,246	$35,106	$(1,860)	(5.3)%
Acquired Properties	253	—	253	—
Sold Properties	22	673	(651)	(96.7)%
(Re)Developments and Land, Not Included Above and Other	1,366	1,179	187	15.9%
Corporate Furniture, Fixtures and Equipment	490	526	(36)	(6.8)%

	$35,377	$37,484	$(2,107)	(5.6)%
Discontinued Operations	(36)	(701)	665	(94.9)%

Total Depreciation and Other Amortization	$35,341	$36,783	$(1,442)	(3.9)%

Depreciation and other amortization for same store properties decreased $1.9 million primarily due to accelerated depreciation and amortization taken during the three months ended September 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.2 million due primarily to an increase in the substantial completion of developments.

Interest income increased $0.3 million, or 41.9%, primarily due to an increase in the weighted average mortgage loans receivable balance for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Interest expense decreased $3.5 million, or 12.1%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2010 ($1,854.0 million), as compared to the three months ended September 30, 2009 ($2,041.6 million) and a decrease in the weighted average interest rate for the three months ended September 30, 2010 (5.48%), as compared to the three months ended September 30, 2009 (5.66%).

Amortization of deferred financing costs remained relatively unchanged.

We recorded $0.3 million in mark to market loss, inclusive of the reset payment, on the Series F Agreement which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended September 30, 2010. We recorded $0.6 million in mark to market loss, inclusive of the reset payment, on the Series F Agreement for the three months ended September 30, 2009.

For the three months ended September 30, 2010, we recognized a $0.02 million loss from early retirement of debt due to a partial repurchase of our 2012 Notes. For the three months ended September 30, 2009, we recognized a $18.2 million gain from early retirement of debt due to the partial repurchase of certain series of our senior unsecured debt.

The Gain on Sale of Joint Venture Interests of $9.9 million for the three months ended September 30, 2010 relates to the sale of our 10% equity interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner on August 5, 2010. Additionally, the gain includes approximately $1.3 million of proceeds related to a sale of an industrial property that was sold on August 30, 2010 for which, in accordance with the sale agreement, we were entitled to a final distribution.

Equity in loss of Joint Ventures decreased approximately $5.5 million, or 93.2%, due primarily to impairment losses of $5.6 million we recorded during the three months ended September 30, 2009 related to the 2006 Net Lease Co-Investment Program as a result of adverse conditions in the credit and facility markets.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) decreased $6.2 million, or 96.1%, due primarily to a loss carryback generated from the tax liquidation of the old TRS and a decrease in state taxes related to a favorable court decision on business loss carryforwards in the State of Michigan for the three months ended September 30, 2009 (which was subsequently reversed in the second quarter of 2010).

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended September 30, 2010 and September 30, 2009:

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	($ in 000’s)

Total Revenues	$62	$2,036
Property Expenses	(104)	(504)
Impairment Loss	—	(1,317)
Depreciation and Amortization	(36)	(701)
Gain on Sale of Real Estate	1,949	6,734
Provision for Income Taxes	—	(71)

Income from Discontinued Operations	$1,871	$6,177

Income from discontinued operations for the three months ended September 30, 2010 reflects the results of operations and gain on sale of real estate relating to four industrial properties that were sold during the three months ended September 30, 2010 and the results of operations of two industrial properties that were identified as held for sale at September 30, 2010.

Income from discontinued operations for the three months ended September 30, 2009 reflects the gain on sale of real estate relating to five industrial properties that were sold during the three months ended September 30, 2009 and reflects the results of operations of the 15 industrial properties that were sold during the year ended December 31, 2009, nine industrial properties and one land parcel that received ground rental revenues that were sold during the nine months ended September 30, 2010 and two industrial properties identified as held for sale at September 30, 2010.

The $0.2 million loss on sale of real estate for the three months ended September 30, 2010 resulted from the partial sale of real estate that did not meet the criteria established for inclusion in discontinued operations. The $0.3 million gain on sale of real estate for the three months ended September 30, 2009 resulted from the sale of several land parcels that do not meet the criteria established for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, our cash and cash equivalents was approximately $124.1 million. We subsequently utilized $99.1 million in cash for prepayments associated with the amendment to our Unsecured Line of Credit.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 4.625% Notes due in 2011, in the aggregate principal amount of $146.9 million, are due on September 15, 2011 (the “2011 Exchangeable Notes”). We expect to satisfy the payment obligations on the 2011 Exchangeable Notes with proceeds from property dispositions and the issuance of additional secured debt, subject to market conditions. With the exception of the 2011 Exchangeable Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2010 and may not pay dividends in 2010 depending on our taxable income. If we are required to pay common stock dividends in 2010, we may elect to satisfy this obligation by distributing a combination of cash and common shares. Also, if we are not required to pay preferred stock dividends to maintain our REIT qualification under the Code, we may elect to suspend some or all preferred stock dividends for one or more fiscal quarters.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At September 30, 2010, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.305%. Effective October 22, 2010, we amended our Unsecured Line of Credit (see Subsequent Events). As amended, the Unsecured Line of Credit is comprised of a $200 million term loan and a $200 million revolving facility. The interest rate on the term loan is LIBOR plus 325 basis points or a base rate plus 225 basis points, at our election. The revolving facility currently bears interest at a floating rate of LIBOR plus 275 basis points or a base rate plus 175 basis points, at our election. As of November 3, 2010, we had approximately $0.6 million available for additional borrowings under the Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2010.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of unsecured borrowing would increase and our ability to access certain financial markets may be limited.

Nine Months Ended September 30, 2010

Net cash provided by operating activities of approximately $57.1 million for the nine months ended September 30, 2010 was comprised primarily of the non-cash adjustments of approximately $269.7 million and operating distributions received in excess of equity in income of Joint Ventures of $2.4 million, offset by net loss before noncontrolling interest of approximately $196.4 million, net change in operating assets and liabilities of approximately $12.3 million and repayments of discount on senior unsecured debt of approximately $6.3 million. The adjustments for the non-cash items of approximately $269.7 million are primarily comprised of depreciation and amortization of approximately $114.6 million, the impairment of real estate of $173.0 million, the loss on the early retirement of debt of approximately $4.0 million, mark to market loss related to the Series F Agreement of approximately $1.8 million and the provision for bad debt of approximately $1.5 million, offset by the gain on sale of real estate of approximately $10.4 million, a gain on sale of joint venture interests of approximately $9.9 million and the effect of the straight-lining of rental income of approximately $4.9 million.

Net cash provided by investing activities of approximately $2.9 million for the nine months ended September 30, 2010, was comprised primarily of net proceeds from the sale of real estate, distributions and sale proceeds from our Joint Ventures and the repayments on our mortgage note receivables, offset by the acquisition of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, an increase in mortgage payable escrows and contributions to, and investments in, our Joint Ventures.

We invested approximately $0.8 million in, and received total distributions of approximately $13.0 million (including sale proceeds of approximately $5.0 million from the sale of our joint venture interests to our joint venture partner during the three months ended September 30, 2010) from, our Joint Ventures. As of September 30, 2010, our industrial real estate Joint Ventures owned 10 industrial properties comprising approximately 5.1 million square feet of GLA.

During the nine months ended September 30, 2010, we sold nine industrial properties comprising approximately 0.8 million square feet of GLA and several land parcels. Proceeds from the sales of the nine industrial properties and several land parcels, net of closing costs, were approximately $60.8 million. We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

During the nine months ended September 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture. The purchase price of these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties.

Net cash used in financing activities of approximately $118.9 million for the nine months ended September 30, 2010, was comprised primarily of repurchases of and repayments on our unsecured notes and mortgage loans payable, preferred stock dividends, payments of debt issuance costs, the repurchase and retirement of restricted stock, payments on the interest rate swap agreement, costs associated with the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) and the Company’s “at-the-market” equity offering program (“ATM”) and other costs associated with the early retirement of debt, offset by proceeds from the new mortgage financings, net borrowings on our Unsecured Line of Credit and proceeds from the issuance of common stock.

During the nine months ended September 30, 2010, we received proceeds from the origination of $95.8 million in mortgage financings. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

During the nine months ended September 30, 2010, we redeemed and/or repurchased $246.8 million of our unsecured notes at an aggregate purchase price of $247.9 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the nine months ended September 30, 2010, we issued 1,424,106 shares of the Company’s common stock under the direct stock purchase component of the DRIP and the ATM, resulting in net proceeds of approximately $10.3 million. We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the ATM or the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

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

At September 30, 2010, approximately $1,389.0 million (approximately 73.6% of total debt at September 30, 2010) of our debt was fixed rate debt and approximately $497.0 million (approximately 26.4% of total debt at September 30, 2010) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2010, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.7 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at September 30, 2010. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2010, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 10 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2010, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events

From October 1, 2010 to November 3, 2010, we sold several land parcels for approximately $1.9 million. There were no industrial properties acquired during this period.

On October 7, 2010, we obtained one mortgage loan in the amounts of $9.8 million. The mortgage is collateralized by two industrial properties totaling approximately 0.2 million square feet of GLA. The mortgage bears interest at a fixed rate of 5.00%. The mortgage matures in November, 2015.

Effective October 22, 2010, we amended our $500.0 million revolving credit facility (as amended, the “Unsecured Line of Credit”). We repaid $99.1 million on October 22, 2010, since the Unsecured Line of Credit’s capacity decreased in connection with the amendment to $400.0 million from $500.0 million. The Unsecured Line of Credit provides for a $200.0 million term borrowing and an aggregate $200.0 million of revolving borrowings. For the term borrowing, the Unsecured Line of Credit requires interest only payments through March 29, 2012 at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election. The term borrowing requires quarterly principal pay-downs of $10.0 million beginning March 31, 2012 until maturity on September 28, 2012. For the revolving borrowings, the Unsecured Line of Credit provides for interest only payments at LIBOR plus 275 basis points or at a base rate plus 175 basis points, at our election. Additionally, certain financial covenants were changed in connection with the amendment, such as the fixed charge coverage ratio was relaxed to 1.2 times from 1.5 times and the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreement, within such coverage ratio no longer includes economic gains or losses from property sales.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factor

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number		Description

10.1		Sixth Amended and Restated Unsecured Revolving Credit and Term Loan Agreement dated as of October 22, 2010 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 26, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10.1		Sixth Amended and Restated Unsecured Revolving Credit and Term Loan Agreement dated as of October 22, 2010 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 26, 2010, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith