Form 10-K
period 2010-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2011-02-24
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $306.3 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2010.

At February 23, 2011, 68,788,017 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

FIRST INDUSTRIAL REALTY TRUST, INC.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described in Item 1A, “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 10 to the Consolidated Financial Statements).

PART I

THE COMPANY

Item 1.	Business

General

First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). We are a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops, and redevelops industrial real estate. As of December 31, 2010, our in-service portfolio consisted of 365 light industrial properties, 129 R&D/flex properties, 173 bulk warehouse properties, 88 regional warehouse properties and 19 manufacturing properties containing approximately 68.6 million square feet of gross leasable area (“GLA”) located in 28 states in the United States and one province in Canada. Beginning January 1, 2009, our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 75% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of basis) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.

Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by the Company, including the Operating Partnership, of which we are the sole general partner with an approximate 92.8% and 92.0% ownership interest at December 31, 2010 and December 31, 2009, respectively, and through the old TRS prior to September 1, 2009, and FI LLC, the new TRS and FRIP subsequent to September 1, 2009, all of whose operating data is consolidated with that of the Company as presented herein.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture partner. On August 5, 2010, we sold our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.

We utilize an operating approach which combines the effectiveness of decentralized, locally-based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At February 23, 2011, we had 183 employees.

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
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

Our fundamental business objective is to maximize the total return to our stockholders through per share distributions and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:

•	Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; and (iv) renovating existing properties.

•	External Growth. We seek to grow externally through (i) additional joint venture investments; (ii) the development of industrial properties; (iii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet our investment parameters and target markets; and (iv) the expansion of our properties.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities.

Business Strategies

We utilize the following seven strategies in connection with the operation of our business:

•	Organization Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States and select industrial real estate markets in Canada. These markets have one or more of the following characteristics: (i) strong industrial real estate fundamentals, including improving industrial demand expectations; (ii) a history of industry diversity and outlook for economic growth; and (iii) sufficient size to provide opportunity for ample transaction volume.

•	Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States and select industrial real estate markets in Canada.

•	Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we utilize a portion of proceeds from property sales, proceeds from mortgage financings, line of credit borrowings under our unsecured credit facility, consisting of a $200.0 million term loan and a $200.0 million revolving line of credit (the “Unsecured Credit Facility”), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital. As of February 23, 2011, we had approximately $12.3 million available for additional borrowings under our Unsecured Credit Facility.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. In conjunction with the amendment of our Unsecured Credit Facility, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell. At December 31, 2010, the Non-Strategic Assets consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 gross acres, of which 192 industrial properties comprising 15.8 million square feet of GLA and all of the land parcels were classified as held for sale.

•	Liquidity Strategy. We plan to enhance our liquidity through a combination of capital retention, mortgage and equity financings, asset sales and certain debt repayments:

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2010 and may not pay dividends in 2011 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2011, we may elect to do so by distributing a combination of cash and common shares.

•	Mortgage Financing — During the year ended December 31, 2010, we originated $105.6 million in mortgage financings with maturities ranging from February 2015 to October 2020 and interest rates ranging from 5.00% to 7.40% (see Note 6 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Credit Facility and the indentures governing our senior unsecured notes, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect the proceeds received will be used to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the year ended December 31, 2010, we issued 875,402 shares of the Company’s common stock, generating $6.0 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). Additionally, we issued 5,469,767 shares of the Company’s common stock, generating $43.9 million in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”) (see Note 7 to the Consolidated Financial Statements). On December 31, 2010, we concluded the ATM as a result of the expiration of the distribution agreements with our sales agents. We may opportunistically access the equity markets again, subject to contractual restrictions, including through a new ATM, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness. No assurances can be made that additional equity offerings will occur on favorable terms or at all.

•	Asset Sales — During the year ended December 31, 2010, we sold 13 industrial properties and several land parcels for gross proceeds of $71.0 million (see Note 4 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2011. At December 31, 2010, Non-Strategic Assets consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 gross acres which are classified as held for sale (except one industrial property comprising approximately

0.3 million square feet of GLA).We expect to use at least a portion of sales proceeds to reduce our indebtedness. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the year ended December 31, 2010, we paid off $264.8 million of our senior unsecured notes, we paid off and retired two secured mortgages maturing in September 2024 and December 2010 in the aggregate amount of $14.6 million and we made net repayments of $79.1 million on our Unsecured Credit Facility (see Note 6 to the Consolidated Financial Statements). We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs and maintaining compliance with other debt covenants through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction, if we were to be unsuccessful in executing one or more of the strategies outlined above, our financial condition and operating results could be materially adversely affected.

Recent Developments

During 2010, we acquired three industrial properties for a total investment of approximately $22.4 million. We also sold 13 industrial properties and several parcels of land for an aggregate gross sales price of $71.0 million (see Note 4 to the Consolidated Financial Statements). At December 31, 2010, we owned 774 in-service industrial properties containing approximately 68.6 million square feet of GLA.

On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture partner and on August 5, 2010, we sold our interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner (see Note 5 to the Consolidated Financial Statements).

During 2010, we repurchased and retired $264.8 million of our senior unsecured notes and recognized a loss on early debt retirement of $4.1 million (see Note 6 to the Consolidated Financial Statements).

During 2010, we obtained $105.6 million in mortgage financings at a weighted average interest rate of 6.22%, with maturities ranging between February 2015 and October 2020. Also, we paid off and retired $14.6 million in mortgage loans payable (see Note 6 to the Consolidated Financial Statements).

Effective October 22, 2010, we amended our Unsecured Credit Facility to provide for a $200.0 million term loan and a $200.0 million revolving line of credit. The Unsecured Credit Facility matures on September 28, 2012. On October 22, 2010, we repaid $99.1 million in connection with the decrease in the Unsecured Credit Facility’s capacity to $400.0 million from $500.0 million as part of the amendment. For the term borrowing, the Unsecured Credit Facility requires interest only payments through March 29, 2012 at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election. The term borrowing requires quarterly principal pay-downs of $10.0 million beginning March 30, 2012 until maturity on September 28, 2012. For the revolving borrowings, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 275 basis points or at a base rate plus 175 basis points, at our election. Additionally, certain financial covenants were changed in connection with the amendment, including the fixed charge coverage ratio, which decreased to 1.2 times from 1.5 times. Also, the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the Unsecured Credit Facility and used in the fixed charge coverage ratio, no longer includes economic gains or losses from property sales.

The following shows the material changes to the financial covenants:

		Amended	Amended
		Agreement	Agreement
		Through	Beginning
	Previous	September 30,	October 1,
	Agreement	2011	2011

Fixed Charge Coverage Ratio	≥1.50	≥1.20	≥1.20
Consolidated Leverage Ratio	≤60.0%	≤65.0%	≤60.0%
Ratio of Value of Unencumbered Assets to Outstanding Consolidated Senior Unsecured Debt	≥1.60	≥1.30	≥1.60
Value of Unencumbered Assets	n/a	≥$1.3 billion	≥$1.3 billion
Property Operating Income Ratio on Unencumbered Assets	n/a	≥1.30	≥1.45
Indebtedness Subject to Encumbrance	n/a	≤40.0%	≤40.0%
Total Unencumbered Assets to Unsecured Indebtedness	n/a	≥150.0%	≥150.0%

Commencing October 1, 2011, certain covenants, including the consolidated leverage ratio, the ratio of value of unencumbered assets to outstanding consolidated senior unsecured debt and the property operating income ratio on unencumbered assets become more restrictive. The Company has various liquidity strategies, such as selling additional industrial properties or land parcels and issuing additional equity, that it may employ in order to ensure compliance with the covenants. However, no assurances can be made that the sales of assets and additional equity issuances will occur on favorable terms or at all.

In conjunction with the amendment of our Unsecured Credit Facility, during the third quarter of 2010 management reassessed the holding period of the Non-Strategic Assets, which, at September 30, 2010, consisted of 195 industrial properties comprising approximately 16.4 million square of GLA and land parcels comprising approximately 724 gross acres. As a result of this reassessment, we determined that 129 of the industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 gross acres were impaired, and as such, we recorded an aggregate non-cash impairment charge of approximately $163.9 million during the third quarter.

At December 31, 2010, the Non-Strategic Assets consisted of 193 industrial properties comprising approximately 16.1 million square of GLA and land parcels comprising approximately 695 gross acres. The Non-Strategic Assets (except one industrial property comprising 0.3 million square feet of GLA) were classified as held for sale as of December 31, 2010. During the three months ended December 31, 2010, we recorded an additional non-cash impairment charge of $21.5 million relating to the Non-Strategic Assets. The additional charge is primarily comprised of estimated closing costs for 118 of the 192 industrial properties comprising approximately 10.4 million square feet of GLA and land parcels comprising approximately 449 gross acres classified as held for sale, as well as additional impairment related to certain industrial properties and land parcels within the Non-Strategic Assets due to a change in our estimates of fair value based upon recent market information, including receipt of third party purchase offers.

Additionally, during the first quarter of 2010 we recorded an impairment charge in the amount of $9.2 million related to a property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan in connection with the negotiation of a new lease. See Note 4 to the Consolidated Financial Statements for more information on impairment.

During the year ended December 31, 2010, we issued 875,402 shares of the Company’s common stock, generating approximately $6.0 million in net proceeds, under the direct stock purchase component of the DRIP. Additionally, we issued 5,469,767 shares of the Company’s common stock, generating $43.9 million in net proceeds, under the ATM (see Note 7 to the Consolidated Financial Statements).

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. On June 21, 2010, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions. For the year ended December 31, 2010, we recorded as restructuring costs a pre-tax charge of $1.9 million to provide for employee severance and benefits ($0.5 million), costs associated with the termination of certain office leases ($0.7 million) and other costs ($0.7 million) associated with implementing the restructuring plan (see Note 11 to the Consolidated Financial Statements).

Future Property Acquisitions, Developments and Property Sales

We have acquisition and development programs through which we seek to identify portfolio and individual industrial property acquisitions and developments.

We also sell properties based on market conditions and property-related factors. As a result, we are currently engaged in negotiations relating to the possible sale of certain industrial properties in our portfolio.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than office property. We believe that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2010, the national occupancy rate for industrial properties in the United States has ranged from 85.4%*to 90.3%*, with an occupancy rate of 85.7%* at December 31, 2010.

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

The capital and credit markets in the United States and other countries have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future, including our 4.625% Exchangeable Notes due on September 15, 2011 in the aggregate amount of $128.9 million as of December 31, 2010. This source of refinancing may not be available if capital market volatility and disruption continues, which could have a material adverse effect on our liquidity. Furthermore, we could potentially lose access to our current available liquidity under our Unsecured Credit Facility if one or more participating lenders default on their commitments. While the ultimate outcome of these market conditions cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money under our Unsecured Credit Facility or to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and Joint Venture activities were to be impaired.

In addition, capital and credit market price volatility could make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment loss in earnings.

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

As part of our business, we develop new and re-develop existing properties when and as conditions warrant. In addition, we have sold to third parties or sold to our Joint Ventures a significant number of development and re-development properties in recent years, and we intend to continue to sell such properties to third parties or to sell or contribute such properties to our Joint Ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock, which include:

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

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected. As of December 31, 2010, leases with respect to approximately 9.0 million, 10.4 million and 9.0 million square feet of GLA, representing 16%, 18% and 16% of GLA, expire in 2011, 2012 and 2013, respectively.

The Company may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Company expects.

We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations by the Company and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, our common stock.

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

As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service (“IRS”) could contend that certain sales of properties by us are prohibited transactions. While we do not believe that the IRS would prevail in such a dispute, if the matter were successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a REIT.

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

The terms of our agreements governing our Unsecured Credit Facility and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants in 2011. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our outstanding senior unsecured notes as well as all outstanding borrowings under the Unsecured Credit Facility, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility and the indentures governing our senior unsecured notes contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the Unsecured Credit Facility and the senior unsecured notes or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. If repayment of any of our borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay such indebtedness or that we would be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Company’s properties if the Company is unable to service its indebtedness.

We intend to obtain additional mortgage debt financing in the future, if it is available to us. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. At December 31, 2010, 19 of our mortgage loans payable were cross-collateralized, totaling $138.4 million (see Note 6 to the Consolidated Financial Statements).

The Company may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including indebtedness of the Operating Partnership:

•	$35.0 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”)

•	$190.0 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”)

•	$13.6 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”)

•	$117.8 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”)

•	$87.3 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”)

•	$160.2 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”)

•	$91.9 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”)

•	$61.8 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$128.9 million aggregate principal amount of 4.625% Notes due 2011 (the “2011 Exchangeable Notes”)

•	$426.6 million in mortgage loans payable, in the aggregate, due between March 2011 and October 2020 on certain of our mortgage loans payable.

•	a $400.0 million Unsecured Credit Facility under which we may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Credit Facility provides for a $200.0 million term loan and a $200.0 million revolving line of credit. The term borrowing requires quarterly principal pay-downs of $10.0 million beginning March 30, 2012 until maturity on September 28, 2012. The revolving borrowings provide for the repayment of principal in a lump-sum or “balloon” payment at maturity on September 28, 2012. As of December 31, 2010, $376.2 million was outstanding under the Unsecured Credit Facility at a weighted average interest rate of 3.376%.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2011 Exchangeable Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 II Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes, the Unsecured Credit Facility or the mortgage loans (see Subsequent Events). Our existing mortgage loan obligations are secured by our properties and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Company’s organizational documents.

As of December 31, 2010, our ratio of debt to our total market capitalization was 65.3%. We compute that percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of our common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and in an increased risk of default on our obligations.

Rising interest rates on the Company’s Unsecured Credit Facility could decrease the Company’s available cash.

Our Unsecured Credit Facility bears interest at a floating rate. As of December 31, 2010, our Unsecured Credit Facility had an outstanding balance of $376.2 million at a weighted average interest rate of 3.376%. Our Unsecured Credit Facility presently bears interest at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election for the $200.0 million term borrowing, and for the $200.0 million revolving borrowings, at LIBOR plus 275 basis points or at a base rate plus 175 basis points, at our election. Based on the outstanding balance on our Unsecured Credit Facility as of December 31, 2010, a 10% increase in interest rates would increase interest expense by $1.3 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Credit Facility would decrease our cash available for distribution to stockholders.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. In addition, changes to existing environmental regulation to address, among other things, climate change, could increase the scope of our potential liabilities.

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

As of December 31, 2010, the 2003 Net Lease Joint Venture owned approximately 4.9 million square feet of properties. Our net investment in this Joint Venture was $2.5 million at December 31, 2010. Our organizational documents do not limit the amount of available funds that we may invest in Joint Ventures and we intend to continue to develop and acquire properties through Joint Ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	joint venturers may share certain approval rights over major decisions;

•	joint venturers might fail to fund their share of any required capital commitments;

•	joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our joint venturers.

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

As of December 31, 2010, we owned three industrial properties and several land parcels located in Canada. Our international operations will be subject to risks inherent in doing business abroad, including:

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

The credit ratings of the Operating Partnership’s senior unsecured notes and the Company’s preferred stock are based on the Company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating, and in the event any credit rating is downgraded, we could incur higher borrowing costs or be unable to access certain capital markets at all.

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

General

At December 31, 2010, we owned 774 in-service industrial properties containing an aggregate of approximately 68.6 million square feet of GLA in 28 states and one province in Canada, with a diverse base of approximately 2,000 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rental per square foot on a portfolio basis, calculated at December 31, 2010, was $4.34. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2010 was approximately 20 years. We maintain insurance on our properties that we believe is adequate.

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

Each of the properties is wholly owned by us or our consolidated subsidiaries. The following tables summarize certain information as of December 31, 2010, with respect to our in-service properties.

In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	666,544	11	206,826	5	3,742,667	14	386,207	5	662,000	3
Baltimore, MD	768,536	13	198,230	6	683,135	4	—	—	171,000	1
Central PA	1,134,145	9	—	—	3,151,350	6	117,599	3	—	—
Chicago, IL	1,009,429	16	248,090	4	2,729,716	15	172,851	4	421,000	2
Cincinnati, OH	893,839	10	—	—	1,103,830	4	130,870	2	—	—
Cleveland, OH	—	—	—	—	1,317,799	7	—	—	—	—
Columbus, OH	217,612	2	—	—	2,666,547	8	98,800	1	—	—
Dallas, TX	2,201,172	40	511,075	19	2,250,000	17	626,873	9	128,478	1
Denver, CO	1,276,308	23	1,053,097	24	400,498	3	343,516	5	—	—
Detroit, MI	2,409,456	85	464,026	15	630,780	6	759,851	18	116,250	1
Houston, TX	337,547	7	132,997	6	2,041,527	12	446,318	6	—	—
Indianapolis, IN	860,781	17	25,000	2	2,590,469	10	222,710	5	71,600	2
Inland Empire, CA	66,934	1	—	—	759,495	3	—	—	—	—
Los Angeles, CA	544,033	13	184,064	2	749,008	5	281,921	4	—	—
Miami, FL	88,820	1	—	—	142,804	1	281,626	6	—	—
Milwaukee, WI	431,508	9	93,705	2	1,726,929	7	90,089	1	—	—
Minneapolis/St.	1,277,519	14	172,862	2	2,250,076	11	323,805	4	355,056	4
Paul, MN
N. New Jersey	659,849	11	289,967	6	329,593	2	—	—	—	—
Nashville, TN	205,205	3	—	—	1,715,773	6	—	—	109,058	1
Philadelphia, PA	145,282	4	36,802	2	799,287	3	71,912	2	178,000	2
Phoenix, AZ	38,560	1	—	—	710,403	5	354,327	5	—	—
S. New Jersey	627,680	5	—	—	281,100	2	158,867	2	—	—
Salt Lake City, UT	706,201	35	146,937	6	279,179	1	—	—	—	—
San Diego, CA	213,446	8	—	—	—	—	108,701	3	—	—
Seattle, WA	—	—	—	—	258,126	2	132,195	2	—	—
St. Louis, MO	823,655	11	—	—	1,613,095	6	—	—	—	—
Tampa, FL	234,679	7	689,782	27	209,500	1	—	—	—	—
Toronto, ON	57,540	1	—	—	559,773	2	—	—	—	—
Other(a)	696,547	8	40,000	1	1,951,456	10	88,000	1	425,017	2

Total	18,592,827	365	4,493,460	129	37,643,915	173	5,197,038	88	2,637,459	19

(a)	Properties are located in Abilene, TX, Wichita, KS, Grand Rapids, MI, Des Moines, IA, Austin, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Sumner, IA, and Winchester, VA.

In-Service Property Summary Totals

	Totals
			Average	GLA as a %	Encumbrances
		Number of	Occupancy at	of Total	at 12/31/10
Metropolitan Area	GLA	Properties	12/31/10	Portfolio	($ in 000s)(b)

Atlanta, GA	5,664,244	38	73%	8.3%	$30,987
Baltimore, MD	1,820,901	24	85%	2.6%	7,880
Central PA	4,403,094	18	84%	6.4%	13,758
Chicago, IL	4,581,086	41	86%	6.7%	37,537
Cincinnati, OH	2,128,539	16	80%	3.1%	6,652
Cleveland, OH	1,317,799	7	99%	1.9%	12,030
Columbus, OH	2,982,959	11	81%	4.3%	—
Dallas, TX	5,717,598	86	82%	8.3%	32,058
Denver, CO	3,073,419	55	80%	4.5%	30,119
Detroit, MI	4,380,363	125	92%	6.4%	—
Houston, TX	2,958,389	31	94%	4.3%	25,291
Indianapolis, IN	3,770,560	36	90%	5.5%	8,131
Inland Empire, CA	826,429	4	61%	1.2%	—
Los Angeles, CA	1,759,026	24	77%	2.6%	37,695
Miami, FL	513,250	8	51%	0.7%	—
Milwaukee, WI	2,342,231	19	88%	3.4%	34,401
Minneapolis/St. Paul, MN	4,379,318	35	85%	6.4%	53,224
N. New Jersey	1,279,409	19	85%	1.9%	25,791
Nashville, TN	2,030,036	10	96%	3.0%	8,543
Philadelphia, PA	1,231,283	13	97%	1.8%	5,229
Phoenix, AZ	1,103,290	11	77%	1.6%	14,313
S. New Jersey	1,067,647	9	88%	1.6%	11,079
Salt Lake City, UT	1,132,317	42	93%	1.6%	10,560
San Diego, CA	322,147	11	90%	0.5%	9,754
Seattle, WA	390,321	4	83%	0.6%	6,022
St. Louis, MO	2,436,750	17	93%	3.5%	36,569
Tampa, FL	1,133,961	35	77%	1.7%	9,708
Toronto, ON	617,313	3	100%	0.9%	—
Other(a)	3,201,020	22	92%	4.7%	19,068

Total or Average	68,564,699	774	85%	100%	$486,399

(a)	Properties are located in Abilene, TX, Wichita, KS, Grand Rapids, MI, Des Moines, IA, Austin, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Sumner, IA, and Winchester, VA.

(b)	Certain properties are pledged as collateral under our secured financings at December 31, 2010 (see Note 6 to the Consolidated Financial Statements). For purposes of this table, the total principal balance of a secured financing that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts included in the table, we also have $0.7 million of indebtedness which is secured by a letter of credit.

Property Acquisition Activity

During 2010, we acquired three industrial properties for an aggregate purchase price of approximately $22.4 million. The acquired industrial properties have the following characteristics:

	Number of			Occupancy at
Metropolitan Area	Properties	GLA	Property Type	12/31/10

Houston, TX	1	48,140	Light Industrial	100%
Minneapolis/St. Paul, MN	1	285,000	Bulk Warehouse	100%
Seattle, WA	1	157,515	Bulk Warehouse	100%

Total	3	490,655

Property Sales

During 2010, we sold 13 industrial properties totaling approximately 1.1 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $71.0 million. The 13 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Atlanta, GA	1	185,950	Manufacturing
Baltimore, MD	1	80,000	Light Industrial
Cleveland, OH	1	64,000	Light Industrial
Dallas, TX	3	370,933	Lt. Industrial/Bulk/Regional Warehouse
Detroit, MI	2	62,771	Lt. Industrial/R&D/Flex
Indianapolis, IN	1	13,200	R&D/Flex
Inland Empire, CA	1	47,075	Bulk Warehouse
Minneapolis, MN	1	132,000	Bulk Warehouse
Philadelphia, PA	1	20,800	Light Industrial
St. Louis, MO	1	115,200	Bulk Warehouse

Total	13	1,091,929

Property Acquisitions and Sales Subsequent to Year End

From January 1, 2011 to February 23, 2011, we sold five industrial properties comprising approximately 0.3 million square feet of GLA. Gross proceeds from the sale of the five industrial properties were approximately $7.7 million. There were no industrial properties acquired during this period.

Tenant and Lease Information

We have a diverse base of approximately 2,000 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2010, approximately 85% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.4% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.0% of the total GLA of our in-service properties as of December 31, 2010.

Lease Expirations (1)

The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2010.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
Year of	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Expiration	Expiring	Expiring(2)	Expiring(2)	Leases(3)	Expiring(3)
	(In thousands)

2011	498	8,995,672	16%	$42,267	17%
2012	426	10,435,488	18%	47,619	19%
2013	399	8,971,622	16%	40,661	16%
2014	220	7,405,595	13%	30,942	12%
2015	199	5,701,977	10%	23,803	10%
2016	110	4,917,797	9%	18,431	7%
2017	45	2,466,281	4%	11,164	4%
2018	28	1,786,771	3%	7,870	3%
2019	17	1,194,883	2%	6,568	3%
2020	19	2,561,747	4%	8,490	4%
Thereafter	26	3,144,325	5%	12,014	5%

Total	1,987	57,582,158	100%	$249,829	100%

(1)	Includes leases that expire on or after January 1, 2011 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 10,982,541 aggregate square feet.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2010.

Item 3.	Legal Proceedings

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

			Distribution
Quarter Ended	High	Low	Declared

December 31, 2010	$8.78	$4.99	$0.0000
September 30, 2010	$5.37	$3.76	$0.0000
June 30, 2010	$9.01	$4.82	$0.0000
March 31, 2010	$8.29	$4.77	$0.0000
December 31, 2009	$5.95	$4.06	$0.0000
September 30, 2009	$6.79	$3.68	$0.0000
June 30, 2009	$6.30	$2.40	$0.0000
March 31, 2009	$7.42	$1.91	$0.0000

We had 611 common stockholders of record registered with our transfer agent as of February 23, 2011.

We have estimated that, for federal income tax purposes, approximately 5.25% of our 2010 preferred stock distributions were classified as ordinary dividend income to our shareholders, 9.47% qualified as capital gain income, and 85.28% represented a return of capital (nondividend distribution).

In order to comply with the REIT requirements of the Code, we are generally required to make common share distributions and preferred share distributions (other than capital gain distributions) to our shareholders in amounts that together at least equal i) the sum of a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and b) 90% of net income (after tax), if any, from foreclosure property, minus ii) certain excess non-cash income. An IRS revenue procedure allows us to treat a stock distribution to our shareholders in 2010 under a stock-or-cash election that meets specified conditions, including a minimum 10% cash distribution component, as a distribution qualifying for the dividends paid deduction.

Our common share distribution policy is determined by our board of directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that we meet the minimum distribution requirements set forth in the Code. We met the minimum distribution requirements with the preferred distributions made with respect to 2010. For 2011, we intend to meet our minimum distribution requirements. We plan to retain capital by distributing the minimum amount of common stock dividends required to maintain our REIT status. We did not pay a common stock dividend in 2010 and may not pay dividends in 2011 depending on our taxable income. If, to maintain our REIT status, we are required to pay common stock dividends with respect to 2011, we may elect to do so by distributing a combination of cash and common shares.

During 2010, the Operating Partnership did not issue any Units.

Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are redeemable for common stock of the Company on a one-for-one basis or cash at the option of the Company.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued	Weighted-Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Further Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity Compensation Plans Approved by Security Holders	—	—	769,096
Equity Compensation Plans Not Approved by Security Holders(1)	98,701	$32.34	204,073

Total	98,701	$32.34	973,169

(1)	See Note 13 of the Notes to Consolidated Financial Statements.

Performance Graph

The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The comparison is for the periods from December 31, 2005 to December 31, 2010 and assumes the reinvestment of any dividends. The closing price for our Common Stock quoted on the NYSE at the close of business on December 31, 2005 was $38.50 per share. The NAREIT Index includes REITs with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. Upon written request, we will provide stockholders with a list of the REITs included in the NAREIT Index. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at our request by Research Data Group, Inc., San Francisco, California.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among First Industrial Realty Trust, Inc., The S&P 500 Index
And The FTSE NAREIT Equity REITs Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$130.08	$103.12	$25.06	$17.36	$29.07
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
FTSE NAREIT Equity REITs	100.00	135.06	113.87	70.91	90.76	116.12

* The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 include the results of operations of the Company as derived from our audited financial statements, adjusted for discontinued operations. The results of operations of properties sold are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) we will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2010, 2009, 2008, 2007 and 2006 include the balances of the Company as derived from our audited financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
	(In thousands, except per share and property data)

Statement of Operations Data:
Total Revenues	$288,541	$351,838	$443,751	$303,588	$238,635
Loss from Continuing Operations	(84,382)	(21,902)	(148,917)	(89,005)	(97,120)
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc’s Common Stockholders and Participating Securities	(95,475)	(37,008)	(140,383)	(92,582)	(100,318)
Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(222,498)	$(13,783)	$20,169	$130,368	$89,651

Basic and Diluted Earnings Per Weighted Average Common Share Outstanding:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(1.52)	$(0.76)	$(3.25)	$(2.10)	$(2.28)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(3.53)	$(0.28)	$0.41	$2.90	$1.99

Distributions Per Share	$0.00	$0.00	$2.41	$2.85	$2.81

Basic and Diluted Weighted Average Number of Common Shares Outstanding	62,953	48,695	43,193	44,086	44,012

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,618,767	$3,319,764	$3,385,597	$3,326,268	$3,219,728
Total Assets	2,750,054	3,204,586	3,223,501	3,257,888	3,224,215
Indebtedness (Inclusive of Indebtedness Held for Sale)	1,742,776	1,998,332	2,032,635	1,940,747	1,827,155
Total Equity	892,144	1,074,247	990,716	1,080,056	1,182,845
Other Data:
Cash Flow From Operating Activities	$83,189	$142,179	$71,185	$92,989	$59,551
Cash Flow From Investing Activities	(9,923)	4,777	6,274	126,909	129,147
Cash Flow From Financing Activities	(230,383)	32,724	(79,754)	(230,276)	(180,800)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of REITs) and actions of regulatory authorities (including the IRS); our ability to qualify and maintain our status as a REIT; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and in our other filings with the SEC. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

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

We also own noncontrolling equity interests in, and provide services to, two joint ventures (the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture partner. On August 5, 2010, we sold our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.

We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties and debt reduction and access to external capital.

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

We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility, and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We maintain an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of our tenants to satisfy outstanding billings with us. The allowance for doubtful accounts is an estimate based on our assessment of the creditworthiness of our tenants.

•	We review our properties on a periodic basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under the Financial Accounting Standards Board’s (the “FASB”) guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective.

•	Properties are classified as held for sale when all criteria within the FASB’s guidance relating to the disposal of long lived assets are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and measure them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the estimated sales price of the property the estimated costs to close the sale.

•	We analyze our investments in Joint Ventures to determine whether the joint ventures should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under the FASB’s guidance relating to the consolidation of variable interest entities. Based on the guidance set forth in these pronouncements, we do not consolidate any of our joint venture investments because either the joint venture has been determined to be a variable interest entity but we are not the primary beneficiary or the joint venture has been determined not to be a variable interest entity and we lack control of the joint venture. Our assessment of whether we are the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment and future cash flows of the entity.

•	On a periodic basis, we assess whether there are any indicators that the value of our investments in Joint Ventures may be impaired. An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt.

•	We capitalize (direct and certain indirect) costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development, renovations or rehabilitation up to the time the property is substantially complete. The determination and calculation of certain costs requires estimates by us. Amounts included in capitalized costs are included in the investment basis of real estate assets.

•	We are engaged in the acquisition of individual properties as well as multi-property portfolios. We are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationships and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. In-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

•	In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities, and our compliance with REIT qualification requirements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, and changes in tax laws. Adjustments required in any given period are included within the income tax provision.

•	In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $222.5 million and $13.8 million for the years ended December 31, 2010 and 2009, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $3.53 per share for the year ended December 31, 2010 and $0.28 per share for the year ended December 31, 2009.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the years ended December 31, 2010 and December 31, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through

December 31, 2010 and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for the 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through December 31, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2009 or b) stabilized prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2010 and December 31, 2009, the occupancy rates of our same store properties were 83.1% and 83.5%, respectively.

	2010	2009	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$325,280	$331,917	$(6,637)	(2.0)%
Acquired Properties	1,133	—	1,133	—
Sold Properties	1,314	9,944	(8,630)	(86.8)%
(Re)Developments and Land, Not Included Above	11,870	7,044	4,826	68.5%
Other	8,793	17,560	(8,767)	(49.9)%

	$348,390	$366,465	$(18,075)	(4.9)%
Discontinued Operations	(60,718)	(69,584)	8,866	(12.7)%

Subtotal Revenues	$287,672	$296,881	$(9,209)	(3.1)%

Construction Revenues	869	54,957	(54,088)	(98.4)%

Total Revenues	$288,541	$351,838	$(63,297)	(18.0)%

Revenues from same store properties decreased $6.6 million due primarily to a a decrease in rental rates and a decrease in occupancy. Revenues from acquired properties increased $1.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $8.6 million due to the 28 industrial properties and one leased land parcel sold subsequent to December 31, 2008 totaling approximately 3.0 million square feet of GLA. Revenues from (re)developments and land increased $4.8 million primarily due to an increase in occupancy. Other revenues decreased $8.8 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $54.1 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	2010	2009	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$103,148	$105,341	$(2,193)	(2.1)%
Acquired Properties	200	—	200	—
Sold Properties	713	2,940	(2,227)	(75.7)%
(Re) Developments and Land, Not Included Above	3,676	3,736	(60)	(1.6)%
Other	12,735	14,229	(1,494)	(10.5)%

	$120,472	$126,246	$(5,774)	(4.6)%
Discontinued Operations	(25,747)	(28,819)	3,072	(10.7)%

Property Expenses	$94,725	$97,427	$(2,702)	(2.8)%

Construction Expenses	507	52,720	(52,213)	(99.0)%

Total Property and Construction Expenses	$95,232	$150,147	$(54,915)	(36.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.2 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2008. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land remained relatively unchanged. The $1.5 million decrease in other expense is primarily attributable to a decrease in compensation. Construction expenses decreased $52.2 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $11.2 million, or 29.7%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring in 2009 and 2010, a decrease in rent expense resulting from office closings in 2009 and 2010 and a decrease in legal and professional services, partially offset by an increase in lawsuit settlements.

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. For the year ended December 31, 2010, we recognized $1.9 million in restructuring charges to provide for employee severance and benefits ($0.5 million), costs associated with the termination of certain office leases ($0.7 million) and other costs ($0.7 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $1.5 million of additional restructuring charges in subsequent quarters. We also anticipate a continued reduction of general and administrative expense in 2011 compared to 2010 as a result of the employee terminations and office closings that were a part of our restructuring plan in 2010.

For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7.8 million to provide for employee severance and benefits ($5.2 million), costs associated with the termination of certain office leases ($1.9 million) and other costs ($0.7 million) associated with implementing the restructuring plan.

Due to the expected amendment to our Unsecured Credit Facility in 2010 we reassessed the holding period of our Non-Strategic Assets. As a result of the reassessment, we recorded an impairment loss in the amount of $163.9 million during the third quarter of 2010 on 129 industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 gross acres. During the fourth quarter of 2010, we recorded an additional impairment loss to certain Non-Strategic Assets in the amount of $21.5 million. The additional charge is primarily comprised of estimated closing costs on 118 industrial properties comprising 10.4 million square feet of GLA and land parcels comprising approximately 449 gross acres classified as held for sale, as well as additional impairment related to certain industrial properties and land parcels due to a change in our estimates of fair value based upon recent market information, including receipt of third party purchase offers. For the year ended December 31, 2010, $158.7 million of the impairment loss is included in discontinued operations because our Non-Strategic Assets (except one industrial property comprising approximately 0.3 million square feet of GLA) are classified as held for sale at December 31, 2010. In addition, in connection with the negotiation of a new lease, we recorded an impairment loss in the amount of $9.2 million on one property in Grand Rapids, Michigan during the first quarter of 2010 (see Note 4 to the Consolidated Financial Statements). Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value or in the event that we change our intent to hold a property.

As a result of adverse conditions in the credit and real estate markets, we determined in the third quarter of 2009 that an impairment loss in the amount of $6.9 million should be recorded on one property in the Inland Empire market ($1.3 million of this impairment loss is included in discontinued operations for the year ended December 31, 2009 because one building of the two-building property is classified as held for sale at December 31, 2010).

	2010	2009	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$128,089	$138,313	$(10,224)	(7.4)%
Acquired Properties	603	—	603	—
Sold Properties	664	4,798	(4,134)	(86.2)%
(Re) Developments and Land, Not Included Above	5,240	4,560	680	14.9%
Corporate Furniture, Fixtures and Equipment	1,975	2,192	(217)	(9.9)%

	$136,571	$149,863	$(13,292)	(8.9)%
Discontinued Operations	(25,054)	(35,471)	10,417	(29.4)%

Total Depreciation and Other Amortization	$111,517	$114,392	$(2,875)	(2.5)%

Depreciation and other amortization for same store properties decreased $10.2 million due primarily to accelerated depreciation and amortization taken during the year ended December 31, 2009 attributable to certain tenants who terminated their lease early as well the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during the fourth quarter of 2010. Depreciation and other amortization from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.7 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.2 million primarily due to accelerated depreciation on furniture, fixtures and equipment taken in 2009 related to the termination of certain office leases.

Interest income increased $1.3 million, or 41.5%, due primarily to an increase in the weighted average mortgage loans receivable balance outstanding for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Interest expense, inclusive of $0.1 million and $0.5 million of interest expense included in discontinued operations for the years ended December 31, 2010 and 2009, respectively, decreased $9.3 million, or 8.0%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2010 ($1,867.8 million), as compared to the year ended December 31, 2009 ($2,050.5 million), offset by an increase in the weighted average interest rate for the year ended December 31, 2010 (5.68%), as compared to the year ended December 31, 2009 (5.64%) and by a decrease in capitalized interest for the year ended December 31, 2010 due to a decrease in development activities.

Amortization of deferred financing costs increased $0.4 million, or 14.6%, due primarily to an increase in costs related to the amendment of our Unsecured Credit Facility in October 2010 and the origination of mortgage financings during 2010 and 2009, partially offset by expensing of capitalized loan fees as a result of the repurchase and retirement of certain of our senior unsecured notes. The net unamortized deferred financing fees related to the prior line of credit are amortized over the remaining amortization period, except for $0.2 million of unamortized deferred financing costs that were expensed as a result of the decrease in the capacity of the Unsecured Credit Facility, which is included in (Loss) Gain From Early Retirement of Debt for the year ended December 31, 2010.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.1 million in mark to market loss, inclusive of reset payments, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the year ended December 31, 2010, as compared to $2.7 million in mark to market gain, inclusive of reset payments, for the year ended December 31, 2009. Additionally included in Mark-to-Market Gain on Interest Rate Protection Agreements for the year ended December 31, 2009 is $1.0 million related to two forward starting swaps. In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement was $1.0 million and is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the year ended December 31, 2009.

For the year ended December 31, 2010, we recognized a net loss from early retirement of debt of $4.3 million due primarily to the redemption of our 2011 Notes. For the year ended December 31, 2009, we recognized a $34.6 million gain from early retirement of debt due to the partial repurchase of certain series of our senior unsecured notes.

Foreign currency exchange loss of $0.2 million for the year ended December 31, 2010 relates to the Company’s wind-down of its operations in Europe.

The Gain on Sale of Joint Venture Interests of $11.2 million for the year ended December 31, 2010 relates to the sale of our 10% equity interests in each of the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner on August 5, 2010. Additionally, the gain includes approximately $2.7 million of proceeds related to the separate sales of three industrial properties by the Joint Ventures during August and October 2010 for which, in accordance with the sale agreement, we were entitled to a final distribution.

For the year ended December 31, 2010, Equity in Income of Joint Ventures was $0.7 million, as compared to Equity in Loss of Joint Ventures of $6.5 million for the year ended December 31, 2009. The variance of $7.2 million is due primarily to impairment losses of $5.6 million we recorded during the year ended December 31, 2009 related to the 2006 Net Lease Co-Investment Program as a result of adverse conditions in the credit and real estate markets and also due to the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program which occurred during the year ended December 31, 2010, partially offset by a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture and a decrease in our pro rata share of income from the 2005 Core Joint Venture during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

For the year ended December 31, 2010, we recorded an income tax provision of $3.3 million, as compared to an income tax benefit of $23.2 million for the year ended December 31, 2009. The variance of $26.5 million is due primarily to a loss carryback generated from the tax liquidation of the old TRS for the year ended December 31, 2009 as well as an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan for the year ended December 31, 2010.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2010 and December 31, 2009.

	2010	2009
	($ in 000’s)

Total Revenues	$60,718	$69,584
Property Expenses	(25,747)	(28,819)
Impairment Loss	(158,699)	(1,317)
Depreciation and Amortization	(25,054)	(35,471)
Interest Expense	(64)	(502)
Gain on Sale of Real Estate	11,092	24,206
Provision for Income Taxes	—	(1,824)

Income from Discontinued Operations	$(137,754)	$25,857

Loss from discontinued operations for the year ended December 31, 2010 reflects the results of operations and gain on sale of real estate relating to 13 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010 and the results of operations of 192 industrial properties that were identified as held for sale at December 31, 2010.

Income from discontinued operations for the year ended December 31, 2009 reflects the results of operations and gain on sale of real estate relating to 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of 13 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010 and the results of operations of the 192 industrial properties identified as held for sale at December 31, 2010.

The $0.9 million gain on sale of real estate for the year ended December 31, 2010 resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations. The $0.4 million gain on sale of real estate for the year ended December 31, 2009 resulted from the sale of several land parcels that do not meet the criteria established for inclusion in discontinued operations.

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

For the years ended December 31, 2009 and December 31, 2008, the occupancy rates of our same store properties were 84.2% and 88.6%, respectively.

	2009	2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$291,812	$310,791	$(18,979)	(6.1)%
Acquired Properties	28,594	15,202	13,392	88.1%
Sold Properties	5,458	38,208	(32,750)	(85.7)%
(Re)Developments and Land, Not Included Above	23,043	14,894	8,149	54.7%
Other	17,558	28,893	(11,335)	(39.2)%

	$366,465	$407,988	$(41,523)	(10.2)%
Discontinued Operations	(69,584)	(111,536)	41,952	(37.6)%

Subtotal Revenues	$296,881	$296,452	$429	0.1%

Construction Revenues	54,957	147,299	(92,342)	(62.7)%

Total Revenues	$351,838	$443,751	$(91,913)	(20.7)%

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

	2009	2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$95,140	$101,999	$(6,859)	(6.7)%
Acquired Properties	6,852	3,324	3,528	106.1%
Sold Properties	1,437	12,428	(10,991)	(88.4)%
(Re) Developments and Land, Not Included Above	8,588	7,444	1,144	15.4%
Other	14,229	10,422	3,807	36.5%

	$126,246	$135,617	$(9,371)	(6.9)%
Discontinued Operations	(28,819)	(42,509)	13,690	(32.2)%

Property Expenses	$97,427	$93,108	$4,319	4.6%

Construction Expenses	52,720	139,539	(86,819)	(62.2)%

Total Property and Construction Expenses	$150,147	$232,647	$(82,500)	(35.5)%

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

We committed to a plan to reduce organizational and overhead costs in October 2008. On February 25 and September 25, 2009, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions. For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7.8 million to provide for employee severance and benefits ($5.2 million), costs associated with the termination of certain office leases ($1.9 million) and other costs ($0.7 million) associated with implementing the restructuring plan.

For the year ended December 31, 2008, we incurred $27.3 million in restructuring charges related to employee severance and benefits ($24.8 million), costs associated with the termination of certain office leases ($1.2 million) and contract cancellation and other costs ($1.3 million) related to our restructuring plan to reduce overhead costs.

As a result of adverse conditions in the credit and real estate markets, we determined in the third quarter of 2009 that an impairment loss in the amount of $6.9 million should be recorded on one property in the Inland Empire market ($1.3 million of this impairment loss is included in discontinued operations for the year ended December 31, 2009 because one building of the two-building property is classified as held for sale at December 31, 2010). Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	2009	2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$120,865	$135,553	$(14,688)	(10.8)%
Acquired Properties	13,657	11,038	2,619	23.7%
Sold Properties	2,000	11,173	(9,173)	(82.1)%
(Re) Developments and Land, Not Included Above	11,149	7,951	3,198	40.2%
Corporate Furniture, Fixtures and Equipment	2,192	2,257	(65)	(2.9)%

	$149,863	$167,972	$(18,109)	(10.8)%
Discontinued Operations	(35,471)	(52,253)	16,782	(32.1)%

Total Depreciation and Other Amortization	$114,392	$115,719	$(1,327)	(1.1)%

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

Interest expense, inclusive of $0.5 million and $0.5 million of interest expense included in discontinued operations for the years ended December 31, 2009 and 2008, respectively, increased $2.3 million, or 2.0%, primarily due to an increase in the weighted average debt balance outstanding for the year ended December 31, 2009 ($2,050.5 million), as compared to the year ended December 31, 2008 ($2,026.5 million) and a decrease in capitalized interest for the year ended December 31, 2009 due to a decrease in development activities, partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2009 (5.64%), as compared to the year ended December 31, 2008 (5.97%).

Amortization of deferred financing costs increased $0.2 million, or 6.7%, due primarily to loan fees related to $339.8 million in mortgage loan payables we obtained during the year ended December 31, 2009, partially offset by the write-off of loan fees related to the repurchase and retirement of certain of our senior unsecured notes.

In October 2008, we entered into the Series F Agreement to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.2 million in mark to market gain, offset by $0.5 million payments, which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2009. We recorded $3.1 million in mark to market loss which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the year ended December 31, 2008.

In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated Forward Starting Agreement 1 and Forward Starting Agreement 2 as cash flow hedges. The rates on Starting Agreement 1 and Forward Starting Agreement 2 locked on March 20, 2009 and on April 6, 2009, respectively, and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting

Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the year ended December 31, 2009.

For the years ended December 31, 2009 and 2008, we recognized a net gain from early retirement of debt of $34.6 million and $2.7 million, respectively, due to the partial repurchase of certain series of our senior unsecured notes.

Equity in loss of Joint Ventures decreased approximately $26.7 million, or 80.5%, due primarily to a decrease in impairment loss during the year ended December 31, 2009 as compared to the year ended December 31, 2008. During 2008, we recorded impairment losses of $25.8 million, $10.1 million, $3.2 million, $2.2 million and $1.2 million related to the 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture, respectively. During 2009, we recorded impairment losses of $5.6 million and $1.6 million related to the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture, respectively. The decrease in impairment loss recorded is offset by a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and from the 2005 Development/Repositioning Joint Venture during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

	2009	2008
	($ in 000’s)

Total Revenues	$69,584	$111,536
Property Expenses	(28,819)	(42,509)
Impairment Loss	(1,317)	—
Depreciation and Amortization	(35,471)	(52,253)
Interest Expense	(502)	(497)
Gain on Sale of Real Estate	24,206	172,167
Provision for Income Taxes	(1,824)	(5,166)

Income from Discontinued Operations	$25,857	$183,278

Income from discontinued operations for the year ended December 31, 2009 reflects the results of operations and gain on sale of real estate relating to 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of 13 industrial properties that were sold during the year ended December 31, 2010 and the results of operations of the 192 industrial properties identified as held for sale at December 31, 2010.

Income from discontinued operations for the year ended December 31, 2008 reflects the results of operations and gain on sale of real estate relating to 113 industrial properties that were sold during the year ended December 31, 2008, the results of operations of 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of 13 industrial properties that were sold during the year ended December 31, 2010 and the results of operations of the 192 industrial properties identified as held for sale at December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, our cash and cash equivalents was approximately $26.0 million. We also had $22.6 million available for additional borrowings under our Unsecured Credit Facility.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2011 Exchangeable Notes, in the aggregate principal amount of $128.9 million, are due on September 15, 2011. We expect to satisfy the payment obligations on the 2011 Exchangeable Notes with proceeds from property dispositions, the issuance of additional secured debt and the issuance of common equity, subject to market conditions (see Subsequent Events). With the exception of the 2011 Exchangeable Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common stock dividend in 2010 and may not pay dividends in 2011 depending on our taxable income. If we are required to pay common stock dividends in 2011, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At December 31, 2010, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.376%. Our Unsecured Credit Facility of is comprised of a $200.0 million term loan and a $200.0 million revolving facility. The interest rate on the term loan is LIBOR plus 325 basis points or a base rate plus 225 basis points, at our election. The revolving facility currently bears interest at a floating rate of LIBOR plus 275 basis points or a base rate plus 175 basis points, at our election. As of February 23, 2011, we had approximately $12.3 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants in 2011.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2010

Net cash provided by operating activities of $83.2 million for the year ended December 31, 2010 was comprised primarily of the non-cash adjustments of approximately $320.3 million and operating distributions received in excess of equity in income of Joint Ventures of $2.3 million, offset by net loss before noncontrolling interest of approximately $221.6 million, net change in operating assets and liabilities of approximately $11.0 million and amortization of premiums and discounts associated with senior unsecured notes of approximately $6.8 million. The adjustments for the non-cash items of approximately $320.3 million are primarily comprised of depreciation and amortization of approximately $148.7 million, the impairment of real estate of $194.5 million, the loss on the early retirement of debt of approximately $4.3 million, mark to market loss related to the Series F Agreement of approximately $1.1 million and the provision for bad debt of approximately $1.9 million, offset by the gain on sale of real estate of approximately $12.0 million, a gain on sale of joint venture interests of approximately $11.2 million and the effect of the straight-lining of rental income of approximately $7.0 million.

Net cash used in investing activities of approximately $9.9 million for the year ended December 31, 2010, was comprised primarily of the acquisition of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, an increase in mortgage payable escrows and contributions to, and investments in, our Joint Ventures, offset by net proceeds from the sale of real estate, distributions and sale proceeds from our Joint Ventures and the repayments on our mortgage note receivables.

We invested approximately $0.8 million in, and received total distributions of approximately $14.6 million (including sale proceeds of approximately $5.0 million from the sales of our joint venture interests to our joint venture partner) from, our Joint Ventures. As of December 31, 2010, our industrial real estate Joint Ventures owned nine industrial properties comprising approximately 4.9 million square feet of GLA.

During the year ended December 31, 2010, we sold 13 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. Proceeds from the sales of the 13 industrial properties and several land parcels, net of closing costs, were approximately $68.0 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2011. We expect to use at least a portion of sale proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

During the year ended December 31, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture. The purchase price of these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties.

Net cash used in financing activities of approximately $230.4 million for the year ended December 31, 2010, was comprised primarily of net repayments on our Unsecured Credit Facility, repurchases of and repayments on our unsecured notes and mortgage loans payable, preferred stock dividends, payments of debt issuance costs, the repurchase and retirement of restricted stock, payments on the interest rate swap agreement, costs associated with the Company’s DRIP and the Company’s ATM and other costs associated with the early retirement of debt, offset by proceeds from the new mortgage financings and proceeds from the issuance of common stock.

During the year ended December 31, 2010, we received proceeds from the origination of $105.6 million in mortgage financings. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt. No assurances can be made that additional mortgage financing will be obtained.

During the year ended December 31, 2010, we redeemed and/or repurchased $264.8 million of our unsecured notes at an aggregate purchase price of $265.9 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the year ended December 31, 2010, we issued 6,345,169 shares of the Company’s common stock under the direct stock purchase component of the DRIP and the ATM, resulting in net proceeds of approximately $50.1 million. On December 31, 2010, we concluded the ATM as a result of the expiration of the of distribution agreements with our sales agents. We may opportunistically access the equity markets again, including through a new ATM, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2010 (in thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases(1)	$33,162	$1,795	$2,348	$1,668	$27,351
Long-term Debt	1,749,350	141,967	472,048	274,809	860,526
Interest Expense on Long-Term Debt(1)(2)	689,854	89,386	159,530	132,405	308,533

Total	$2,472,366	$233,148	$633,926	$408,882	$1,196,410

(1)	Not on balance sheet.

(2)	Does not include interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes. At December 31, 2010, we have $1.5 million in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above, that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Environmental

We paid approximately $0.6 million and $2.3 million in 2010 and 2009, respectively, related to environmental expenditures. We estimate 2011 expenditures of approximately $1.1 million. We estimate that the aggregate expenditures which need to be expended in 2011 and beyond with regard to currently identified environmental issues will not exceed approximately $3.4 million.

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

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2010 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2010, approximately $1,366.6 million (approximately 78.4% of total debt at December 31, 2010) of our debt was fixed rate debt and approximately $376.2 million (approximately 21.6% of total debt at December 31, 2010) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2010, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at December 31, 2010. Changes in LIBOR could result in a greater than 10% increase in such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2010 by approximately $42.4 million to $1,358.1 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2010 by approximately $45.4 million to $1,445.9 million.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2010, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 14 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2010, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Subsequent Events

From January 1, 2011 to February 23, 2011, we sold five industrial properties comprising approximately 0.3 million square feet of GLA. Gross proceeds from the sale of the five industrial properties were approximately $7.7 million. There were no industrial properties acquired during this period.

On February 10, 2011, we prepaid and retired our secured mortgage debt maturing in September 2012 in the amount of $14.5 million, excluding a prepayment fee of $0.1 million.

On February 18, 2011, we entered into a loan commitment with a major life insurance company lender for mortgage loans, aggregating to $178.3 million. The closings of the mortgage loans are subject to lender due diligence and there can be no assurance that the mortgage loans will close or, if closed, will generate the anticipated proceeds. The mortgage loans are expected to be cross-collateralized by 32 industrial properties, have a term of seven years and bear interest at 4.45%.

Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2008, this relative received approximately $0.1 million in brokerage commissions or other fees for transactions with the Company and the Joint Ventures.

Other

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We adopted the standard in the fourth quarter 2010 and it did not have a material impact to our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Remarketing Agreement, dated May 27,2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

Exhibits	Description

4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.10	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.12	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.13	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.14	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.15	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.16	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.17	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.18	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.19	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.20	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)

Exhibits		Description

4.21		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.22		Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
10.2		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)
10.3		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.4		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.5†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.6†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.7		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.9†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.10†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.11†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.12†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)
10	.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.14†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.15†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibits		Description

10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.19		Sixth Amended and Restated Unsecured Revolving Credit and Term Loan Agreement dated as of October 22, 2010 among the First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 25, 2010, File No. 1-13102)
10	.20†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)
10	.21†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)
10	.22†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)
10	.23†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.24†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.25†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.27†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.29†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10	.30†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10	.31†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.32†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.33†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.34†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

Exhibits		Description

10	.35†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.36†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)
10	.37†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)
10.38		Distribution Agreement among the First Industrial Realty Trust, Inc., First Industrial, L.P. and J.P. Morgan Securities Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102)
10	.39†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)
21	.1*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Remarketing Agreement, dated May 27,2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)
4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

Exhibits	Description

4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.10	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.12	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.13	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.14	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.15	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.16	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.17	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.18	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.19	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.20	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)

Exhibits		Description

4.21		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of First Industrial, L.P. dated September 25, 2006, File No. 333-21873)
4.22		Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
10.2		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)
10.3		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.4		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.5†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.6†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.7		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.9†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.10†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.11†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.12†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)
10	.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.14†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)
10	.15†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibits		Description

10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.19		Sixth Amended and Restated Unsecured Revolving Credit and Term Loan Agreement dated as of October 22, 2010 among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 25, 2010, File No. 1-13102)
10	.20†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)
10	.21†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)
10	.22†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)
10	.23†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.24†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.25†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.27†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
10	.29†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10	.30†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)
10	.31†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
10	.32†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.33†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)
10	.34†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

Exhibits		Description

10	.35†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)
10	.36†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)
10	.37†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)
10.38		Distribution Agreement among First Industrial Realty Trust, Inc., First Industrial, L.P. and J.P. Morgan Securities Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102)
10	.39†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)
21	.1*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 2011

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$554,829	$751,479
Buildings and Improvements	2,061,266	2,543,573
Construction in Progress	2,672	24,712
Less: Accumulated Depreciation	(509,634)	(594,895)

Net Investment in Real Estate	2,109,133	2,724,869

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $165,211 and $3,341 at December 31, 2010 and December 31, 2009, respectively	392,291	37,305
Cash and Cash Equivalents	25,963	182,943
Restricted Cash	117	102
Tenant Accounts Receivable, Net	3,064	2,243
Investments in Joint Ventures	2,451	8,788
Deferred Rent Receivable, Net	37,878	39,220
Deferred Financing Costs, Net	15,351	15,333
Deferred Leasing Intangibles, Net	39,718	60,160
Prepaid Expenses and Other Assets, Net	124,088	133,623

Total Assets	$2,750,054	$3,204,586

LIABILITIES AND EQUITY
Liabilities:
Mortgage and Other Loans Payable, Net	$486,055	$402,974
Senior Unsecured Debt, Net	879,529	1,140,114
Unsecured Credit Facility	376,184	455,244
Mortgage Loan Payable on Real Estate Held for Sale, Net, Inclusive of $6 of Accrued Interest at December 31, 2010	1,014	—
Accounts Payable, Accrued Expenses and Other Liabilities, Net	67,326	81,136
Deferred Leasing Intangibles, Net	18,519	24,754
Rents Received in Advance and Security Deposits	27,367	26,117
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $2,668 and $0 at December 31, 2010 and December 31, 2009, respectively	1,916	—

Total Liabilities	1,857,910	2,130,339

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2010 and December 31, 2009, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 73,165,410 and 66,169,328 shares issued and 68,841,296 and 61,845,214 shares outstanding at December 31, 2010 and December 31, 2009, respectively)	732	662
Additional Paid-in-Capital	1,608,014	1,551,218
Distributions in Excess of Accumulated Earnings	(606,511)	(384,013)
Accumulated Other Comprehensive Loss	(15,339)	(18,408)
Treasury Shares at Cost (4,324,114 shares at December 31, 2010 and December 31, 2009)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	846,878	1,009,441
Noncontrolling Interest	45,266	64,806

Total Equity	892,144	1,074,247

Total Liabilities and Equity	$2,750,054	$3,204,586

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands except per share data)

Revenues:
Rental Income	$216,937	$220,438	$208,041
Tenant Recoveries and Other Income	70,735	76,443	88,411
Construction Revenues	869	54,957	147,299

Total Revenues	288,541	351,838	443,751

Expenses:
Property Expenses	94,725	97,427	93,108
General and Administrative	26,589	37,835	84,896
Restructuring Costs	1,858	7,806	27,349
Impairment of Real Estate	35,853	5,617	—
Depreciation and Other Amortization	111,517	114,392	115,719
Construction Expenses	507	52,720	139,539

Total Expenses	271,049	315,797	460,611

Other Income (Expense):
Interest Income	4,364	3,084	3,690
Interest Expense	(106,102)	(114,919)	(112,642)
Amortization of Deferred Financing Costs	(3,473)	(3,030)	(2,840)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,107)	3,667	(3,073)
(Loss) Gain From Early Retirement of Debt	(4,304)	34,562	2,749
Foreign Currency Exchange Loss, Net	(190)	—	—

Total Other Income (Expense)	(110,812)	(76,636)	(112,116)
Loss from Continuing Operations Before Gain on Sale of Joint Venture Interests, Equity in Income (Loss) of Joint Ventures and Income Tax (Provision) Benefit	(93,320)	(40,595)	(128,976)
Gain on Sale of Joint Venture Interests	11,226	—	—
Equity in Income (Loss) of Joint Ventures	675	(6,470)	(33,178)
Income Tax (Provision) Benefit	(2,963)	25,163	13,237

Loss from Continuing Operations	(84,382)	(21,902)	(148,917)
(Loss) Income from Discontinued Operations (Including Gain on Sale of Real Estate of $11,092, $24,206, and $172,167 for the Years Ended December 31, 2010, 2009 and 2008, respectively)	(137,754)	27,681	188,444
Provision for Income Taxes Allocable to Discontinued Operations (including $0, $1,462, and $3,732 allocable to Gain on Sale of Real Estate for the Years Ended December 31, 2010, 2009 and 2008, respectively)	—	(1,824)	(5,166)

(Loss) Income Before Gain on Sale of Real Estate	(222,136)	3,955	34,361
Gain on Sale of Real Estate	859	374	12,008
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(342)	(143)	(3,782)

Net (Loss) Income	(221,619)	4,186	42,587
Less: Net Loss (Income) Attributable to the Noncontrolling Interest	18,798	1,547	(2,990)

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(202,821)	5,733	39,597
Less: Preferred Dividends	(19,677)	(19,516)	(19,428)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(222,498)	$(13,783)	$20,169

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(1.52)	$(0.76)	$(3.25)

(Loss) Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.02)	$0.48	$3.66

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(3.53)	$(0.28)	$0.41

Distributions Per Share	$0.00	$0.00	$2.41

Weighted Average Shares Outstanding	62,953	48,695	43,193

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(Dollars in thousands)

Net (Loss) Income	$(221,619)	$4,186	$42,587
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (Provision) Benefit of $(414), $(450) and $610 for the years ended December 31, 2010, 2009 and 2008, respectively	990	(383)	(8,676)
Amortization of Interest Rate Protection Agreements	2,108	796	(792)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	(182)	523	831
Foreign Currency Translation Adjustment, Net of Tax Benefit (Provision) of $299, $(2,817) and $3,498 for the years ended December 31, 2010, 2009 and 2008, respectively	563	1,503	(2,792)

Comprehensive (Loss) Income	(218,140)	6,625	31,158
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	18,527	1,299	(1,599)

Comprehensive (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(199,613)	$7,924	$29,559

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Treasury	Distributions	Other
	Common	Additional	Shares	in Excess of	Comprehensive	Noncontrolling
	Stock	Paid-in Capital	At Cost	Earnings	Loss	Interest	Total

Balance as of December 31, 2007	$480	$1,362,375	$(140,018)	$(283,268)	$(9,630)	$150,117	$1,080,056
Issuance of Common Stock, Net of Issuance Costs	—	(147)	—	—	—	—	(147)
Stock Based Compensation Activity	4	21,221	—	(266)		—	20,959
Conversion of Units to Common Stock	6	14,575	—	—	—	(14,581)	—
Preferred Dividends	—	—	—	(19,428)	—	—	(19,428)
Distributions	—	—	—	(106,864)	—	(15,018)	(121,882)
Other Comprehensive Income:
Net Income	—	—	—	39,597	—	2,990	42,587
Other Comprehensive Loss	—	—	—	—	(10,038)	(1,391)	(11,429)

Total Other Comprehensive Income							31,158

Balance as of December 31, 2008	$490	$1,398,024	$(140,018)	$(370,229)	$(19,668)	$122,117	$990,716
Issuance of Common Stock, Net of Issuance Costs	169	83,626	—	—	—	—	83,795
Stock Based Compensation Activity	(1)	12,662	—	(1)	—	—	12,660
Conversion of Units to Common Stock	4	7,813	—	—	—	(7,817)	—
Reallocation — Additional Paid in Capital	—	49,126	—	—	—	(49,126)	—
Repurchase of Equity Component of Exchangeable Note	—	(33)	—	—	—	—	(33)
Preferred Dividends	—	—	—	(19,516)	—	—	(19,516)
Other Comprehensive Income:
Net Income (Loss)	—	—	—	5,733	—	(1,547)	4,186
Reallocation — Other Comprehensive Income	—	—	—	—	(931)	931	—
Other Comprehensive Income	—	—	—	—	2,191	248	2,439

Total Other Comprehensive Income							6,625

Balance as of December 31, 2009	$662	$1,551,218	$(140,018)	$(384,013)	$(18,408)	$64,806	$1,074,247
Issuance of Common Stock, Net of Issuance Costs	64	49,909	—	—	—	—	49,973
Stock Based Compensation Activity	5	5,736	—	—	—	—	5,741
Conversion of Units to Common Stock	1	315	—	—	—	(316)	—
Reallocation — Additional Paid in Capital	—	836	—	—	—	(836)	—
Preferred Dividends	—	—	—	(19,677)	—	—	(19,677)
Other Comprehensive Loss:
Net Loss	—	—	—	(202,821)	—	(18,798)	(221,619)
Reallocation — Other Comprehensive Income	—	—	—	—	(139)	139	—
Other Comprehensive Income	—	—	—	—	3,208	271	3,479

Total Other Comprehensive Loss							(218,140)

Balance as of December 31, 2010	$732	$1,608,014	$(140,018)	$(606,511)	$(15,339)	$45,266	$892,144

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(221,619)	$4,186	$42,587
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	104,175	112,241	114,925
Amortization of Deferred Financing Costs	3,473	3,030	2,840
Other Amortization	41,024	52,646	72,035
Impairment of Real Estate	194,552	6,934	—
Provision for Bad Debt	1,880	3,259	3,346
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	1,107	(3,667)	3,073
Loss (Gain) on Early Retirement of Debt	4,304	(34,562)	(2,749)
Gain on Sale of Joint Venture Interest	(11,226)	—	—
Operating Distributions Received in Excess of Equity in (Income) Loss of Joint Ventures	2,357	8,789	34,698
Decrease in Developments for Sale Costs	—	812	1,527
Gain on Sale of Real Estate	(11,951)	(24,580)	(184,175)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(1,580)	51,641	(12,665)
Increase in Deferred Rent Receivable	(7,041)	(8,350)	(7,189)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,411)	(27,631)	(216)
(Increase) Decrease in Restricted Cash	(15)	7	90
Payments of Premiums and Discounts Associated with Senior Unsecured Debt	(6,840)	(2,576)	—
Cash Book Overdraft.	—	—	3,058

Net Cash Provided by Operating Activities	83,189	142,179	71,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(89,736)	(75,947)	(583,414)
Net Proceeds from Sales of Investments in Real Estate	68,046	74,982	502,929
Contributions to and Investments in Joint Ventures	(777)	(3,742)	(17,327)
Distributions and Sale Proceeds from Joint Venture Interests	11,519	6,333	20,985
Funding of Notes Receivable	—	—	(10,325)
Repayment of Notes Receivable	1,460	3,151	68,722
Increase in Lender Escrows	(435)	—	—
Decrease in Restricted Cash	—	—	24,704

Net Cash (Used in) Provided by Investing Activities	(9,923)	4,777	6,274

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(4,544)	(8,322)	(400)
Proceeds from the Issuance of Common Stock	50,087	84,465	174
Repurchase and Retirement of Restricted Stock	(298)	(739)	(4,847)
Payments on Interest Rate Swap Agreement	(450)	(320)	—
Settlement of Interest Rate Protection Agreements	—	(7,491)	—
Repayments of Senior Unsecured Debt	(259,018)	(336,196)	(32,525)
Dividends/Distributions	—	(12,614)	(145,347)
Preferred Stock Dividends	(19,677)	(20,296)	(19,428)
Repayments on Mortgage Loans Payable	(20,872)	(13,513)	(3,271)
Proceeds from Origination of Mortgage Loans Payable	105,580	339,783	—
Proceeds from Unsecured Credit Facility	69,097	180,000	550,920
Repayments on Unsecured Credit Facility	(149,280)	(172,000)	(425,030)
Costs Associated with the Early Retirement of Debt	(1,008)	—	—
Repurchase of Equity Component Exchangeable Notes	—	(33)	—

Net Cash (Used in) Provided by Financing Activities	(230,383)	32,724	(79,754)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	137	81	(280)
Net (Decrease) Increase in Cash and Cash Equivalents	(157,117)	179,680	(2,295)
Cash and Cash Equivalents, Beginning of Year	182,943	3,182	5,757

Cash and Cash Equivalents, End of Year	$25,963	$182,943	$3,182

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share and per share data)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their other controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.” Effective September 1, 2009, our taxable real estate investment trust subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable real estate investment trust subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 10).

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

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed our equity interests in, five joint ventures ( the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. On May 25, 2010, we sold our interests in the 2006 Net Lease Co-Investment Program to our joint venture partner. On August 5, 2010, we sold our interest in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner. The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.

As of December 31, 2010, we owned 775 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 68.6 million square feet of gross leasable area (“GLA”).

Any references to the number of buildings and square footage in the financial statement footnotes are unaudited.

2.	Basis of Presentation

First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 92.8% and 92.0% common ownership interest at December 31, 2010 and 2009, respectively. Noncontrolling interest at December 31, 2010 and 2009 represents the approximate 7.2% and 8.0%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

Our consolidated financial statements at December 31, 2010 and 2009 and for each of the years ended December 31, 2010, 2009 and 2008 include the accounts and operating results of the Company and our

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. Such financial statements present our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2010 and 2009, and the reported amounts of revenues and expenses for each of the years ended December 31, 2010, 2009 and 2008. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments. At December 31, 2010, approximately $1,000 is subject to a compensating balance arrangement. The related balance, however, is not subject to any withdrawal restrictions.

Restricted Cash

At December 31, 2010 and 2009, restricted cash includes cash held in escrow in connection with mortgage debt requirements. The carrying amount approximates fair value due to the short term maturity of these investments.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, the in-place lease value and tenant relationships is immediately written off.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	December 31,	December 31,
	2010	2009

In-Place Leases	$47,844	$69,785
Less: Accumulated Amortization	(25,893)	(32,788)

	$21,951	$36,997

Above Market Leases	$6,107	$7,298
Less: Accumulated Amortization	(2,159)	(2,341)

	$3,948	$4,957

Tenant Relationships	$22,241	$26,278
Less: Accumulated Amortization	(8,422)	(8,072)

	$13,819	$18,206

Total Deferred Leasing Intangibles, Net	$39,718	$60,160

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	December 31,	December 31,
	2010	2009

Below Market Leases	$29,416	$39,125
Less: Accumulated Amortization	(10,897)	(14,371)

Total Deferred Leasing Intangibles, Net	$18,519	$24,754

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles, exclusive of in-place leases and tenant relationships held for sale, was $12,637, $14,165, and $18,989 for the years ended December 31, 2010, 2009, and 2008, respectively. Rental revenues increased by $2,497, $3,784 and $5,140 related to net amortization of above/(below) market leases, exclusive of above/(below) market leases held for sale, for the years ended December 31, 2010, 2009, and 2008, respectively. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2010 and not classified as held for sale, as follows:

		Estimated Net Increase to
	Estimated Net Amortization	Rental Revenues Related to
	of In-Place Leases and	Above and Below Market
	Tenant Relationships	Leases

2011	$7,280	$1,783
2012	$5,828	$1,335
2013	$4,813	$1,069
2014	$3,754	$913
2015	$2,889	$918

Construction Revenues and Expenses

Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as a general contractor or development manager to construct industrial properties, including industrial properties for the 2006 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. We use the percentage-of-completion

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At December 31, 2010, we owned several land parcels located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of these land parcels are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the land parcels are translated using the average exchange rate for the period. The resulting translation adjustments are included in Accumulated Other Comprehensive Income.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $16,565 and $17,447 at December 31, 2010 and 2009, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

Investments in Joint Ventures represent our noncontrolling equity interests in our Joint Ventures. We account for our Investments in Joint Ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.

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

On a periodic basis, we assess whether there are any indicators that the value of our Investments in Joint Ventures may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in fair value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our fair values estimated in the impairment analyses may not be realized.

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

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $3,001 and $3,235 as of December 31, 2010 and 2009, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

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

Notes Receivable

Notes receivable are primarily comprised of mortgage note receivables that we have made in connection with sales of real estate assets. The note receivables are recorded at fair value at the time of issuance. Interest income is accrued as earned. Notes receivable are considered past due based on the contractual terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable based on various factors which may include payment history, expected fair value of the collateral securing the loan, internal and external credit information and/or economic trends. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the note receivable to the present value of expected future cash flows. Since the majority of our notes receivable are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.

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

We file income tax returns in the U.S., and various states and foreign jurisdictions. The old TRS is currently under examination by the Internal Revenue Service (“IRS”) for 2008 and for the tax year ended September 1, 2009. In general, the statutes of limitations for income tax returns remain open for the years 2007 through 2010.

Participating Securities

Net income net of preferred dividends is allocated to common stockholders and participating securities based upon their proportionate share of weighted average shares plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Certain restricted stock awards and restricted unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. See Note 9 for further disclosure about participating securities.

Earnings Per Share (“EPS”)

Basic net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period. See Note 9 for further disclosure about EPS.

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (“Agreements”) to fix the interest rate on anticipated offerings of senior unsecured notes or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (shareholders’ equity). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net (loss) income immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net (loss) income. The credit risks associated with Agreements are

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 14 for more information on Agreements.

Fair Value of Financial Instruments

Financial instruments other than our derivatives include tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage and other loans payable, unsecured credit facility and senior unsecured notes. The fair values of tenant accounts receivable, net, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 6 for the fair values of the mortgage and other loans payable, unsecured credit facility and senior unsecured notes and see Note 4 for the fair value of our mortgage notes receivable.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We adopted the standard in the fourth quarter 2010 and it did not have a material impact to our financial statements.

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

In 2010, we acquired three industrial properties comprising, in the aggregate, approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture (see Note 5). The purchase price of these acquisitions totaled approximately $22,408 excluding costs incurred in conjunction with the acquisition of the industrial properties.

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

In-Place Leases	$1,782	$—
Above Market Leases	$239	$—
Tenant Relationships	$1,881	$—

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

In-Place Leases	100	N/A
Above Market Leases	88	N/A
Tenant Relationships	165	N/A

Sales and Discontinued Operations

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, we sold 13 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 13 industrial properties and several land parcels were approximately $71,019. The gain on sale of real estate was approximately $11,951, of which $11,092 is shown in discontinued operations. The 13 sold industrial properties and one land parcel that received ground rental revenues meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 13 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

At December 31, 2010, we had 192 industrial properties comprising approximately 15.8 million square feet of GLA held for sale. The results of operations of the 192 industrial properties held for sale at December 31, 2010 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008

Total Revenues	$60,718	$69,584	$111,536
Property Expenses	(25,747)	(28,819)	(42,509)
Impairment Loss	(158,699)	(1,317)	—
Depreciation and Amortization	(25,054)	(35,471)	(52,253)
Interest Expense	(64)	(502)	(497)
Gain on Sale of Real Estate	11,092	24,206	172,167
Provision for Income Taxes	—	(1,824)	(5,166)

Income from Discontinued Operations	$(137,754)	$25,857	$183,278

At December 31, 2010 and 2009, we had notes receivables outstanding of approximately $58,803 and $60,029, net of a discount of $383 and $449, respectively, which is included as a component of Prepaid Expenses and Other Assets, Net. At December 31, 2010 and 2009, the fair value of the notes receivables were $60,944 and $56,812, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers.

Impairment Charges

On October 22, 2010, management amended its revolving credit facility (as amended, the “Unsecured Credit Facility”). In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell. Management evaluated whether the Non-Strategic Assets should be classified as “held for sale” at September 30, 2010 but concluded that the Non-Strategic Assets did not meet the “held for sale” criteria because management did not have the authority to sell and were not committed to a plan to sell until October 22, 2010. At September 30, 2010, the Non-Strategic Assets consisted of 195 industrial properties comprising approximately 16.4 million square feet of GLA and land parcels comprising approximately 724 gross acres. Management reassessed the holding period for the Non-Strategic Assets and determined that 129 of the industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 503 gross acres were impaired, and as such, the Company recorded an aggregate impairment charge of approximately $163,862 during the third quarter of 2010. At September 30, 2010, the valuation of the 129 impaired industrial properties comprising approximately 10.6 million square feet of GLA and land parcels comprising approximately 474 gross acres was determined using widely accepted valuation techniques including internal valuations of real estate and/or discounted cash flow analyses on expected cash flows.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Non-Strategic Assets consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 gross acres. The Non-Strategic Assets (except one industrial property comprising 0.3 million square feet of GLA) were classified as held for sale as of December 31, 2010. During the three months ended December 31, 2010, we recorded an additional non-cash impairment charge of $21,535 relating to the Non-Strategic Assets. The additional charge is primarily comprised of estimated closing costs for 118 of the 192 industrial properties comprising approximately 10.4 million square feet of GLA and land parcels comprising approximately 449 gross acres as well as additional impairment related to certain industrial properties and land parcels within the Non-Strategic Assets based upon recent market information, including receipt of third party purchase offers. The impairment charge recognized during the three months ended December 31, 2010 for the Non-Strategic Assets (except one industrial property comprising 0.3 million square feet of GLA) was calculated as the excess of the carrying value of the properties and land parcels over the fair value less costs to sell due to their classification as held for sale at December 31, 2010. The impairment charge related to the one industrial property comprising 0.3 million square feet of GLA that is not classified as held for sale was calculated as the excess of its carrying value over fair value.

Additionally, during the first quarter of 2010, we recorded an impairment charge in the amount of $9,155 related to a certain property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”) in connection with the negotiation of a new lease. The non-cash impairment charge related to the Grand Rapids Property was based upon the difference between the fair value of the property and its carrying value. The valuation of the Grand Rapids Property was determined based upon a discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates.

During 2009, we recorded an impairment charge in the amount of $6,934 related to a certain property comprised of 0.2 million square feet of GLA located in the Inland Empire market in California (“Inland Empire Property”). The non-cash impairment charge related to the Inland Empire Property was based upon the difference between the fair value of the property and its carrying value. The valuation of the Inland Empire Property was determined based upon a discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates.

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

The following table presents information about our assets that were measured at fair value on a non-recurring basis during the years ended December 31, 2010 and 2009. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a
		Non-Recurring Basis Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	For the Year Ended	Identical Assets	Observable Inputs	Inputs	Gains
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived Assets Held and Used	$3,905	—	—	$3,905	$(1,326)
Long-lived Assets Held for Sale	$288,369	—	—	$288,369	$(193,226)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a
Non-Recurring Basis Using:
Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	For The Year Ended	Identical Assets	Observable Inputs	Inputs	Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived Assets Held and Used	$3,830	—	—	$3,830	$(6,934)

5.	Investments in Joint Ventures and Property Management Services

On August 5, 2010, we sold our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner generating sale proceeds of approximately $5.0 million. In connection with the sale, we wrote off our carrying value for the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture as well as $1,625 of unrealized loss recorded in Other Comprehensive Income (see Note 14). We recorded an $11,226 gain related to the sale, which is included in Gain on Sale of Joint Venture Interests for the year ended December 31, 2010. As a result of this sale, we will no longer serve as asset manager for these ventures. Pursuant to the sale agreement, we are entitled to proceeds related to sales of certain assets (the “Sale Assets”), if the sale of such assets was consummated by a stated timeframe. Three of the Sale Assets closed between August 6, 2010 and December 31, 2010. In connection with the three sales, we earned approximately $2,700, which is included in the Gain on Sale of Joint Venture Interests for the year ended December 31, 2010. Additionally, we are entitled to earn leasing, development and disposition fees related to certain assets identified at the time of sale within the sale agreement.

During December 2007, we entered into the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of December 31, 2010, the 2007 Europe Joint Venture did not own any properties.

On June 11, 2010, we purchased an industrial property from the 2005 Development/Repositioning Joint Venture for a purchase price of $14,627.

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. During the year ended December 31, 2009, we recorded an impairment loss of $243 in Equity in Income (Loss) of Joint Ventures which represents our proportionate share of the impairment loss related to one industrial property owned by the 2003 Net Lease Joint Venture. Additionally, for the year ended December 31, 2009, we recorded an impairment loss on our investment in the 2003 Net Lease Joint Venture of $1,315 in Equity in Income (Loss) of Joint Ventures. For the year ended December 31, 2008, we recorded an impairment loss on the investment in one industrial property owned by the 2003 Net Lease Joint Venture of $1,249 in Equity in Income (Loss) of Joint Ventures. As of December 31, 2010, the 2003 Net Lease Joint Venture owned nine industrial properties comprising approximately 4.9 million square feet of GLA.

On March 18, 2005, we entered into the 2005 Development/Repositioning Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. We owned a 10% equity interest in and provided property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Development/Repositioning Joint Venture. During the year ended December 31, 2008, we recorded an impairment loss of $483 in Equity in Income (Loss) of Joint Ventures which represents our proportionate share of impairment loss related to two industrial properties and one land parcel owned by the 2005 Development/Repositioning Joint Venture. Additionally, for

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2008 we recorded an impairment loss on our investment in the 2005 Development/Repositioning Joint Venture of $25,332 in Equity in Income (Loss) of Joint Ventures.

On September 7, 2005, we entered into the 2005 Core Joint Venture with an institutional investor to invest in, own and operate certain industrial properties. We owned a 10% equity interest in and provided property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Core Joint Venture. For the year ended December 31, 2008, we recorded an impairment loss on our investment in the 2005 Core Joint Venture of $3,153 in Equity in Income (Loss) of Joint Ventures.

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We owned a 15% equity interest in and provided property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program. On September 18, 2009, we received a notice from the counterparty in the 2006 Net Lease Co-Investment Program that such counterparty is exercising the buy/sell provision in the program’s governing agreement to either purchase our 15% interests in the real property assets currently owned by the program or sell to us its interests in some or all of such assets, along with an additional real property asset in another program which we manage but in which we have no ownership interest. We accepted the investor’s offered price. As a result, during the year ended December 31, 2009, we recorded an impairment loss of $1,747 in Equity in Income (Loss) of Joint Ventures which represents our proportionate share of the impairment loss related to one industrial property owned by the 2006 Net Lease Co-Investment Program and an impairment loss on our investment in the 2006 Net Lease Co-Investment Program of $3,879. During the year ended December 31, 2008, we recorded an impairment loss of $2,216 in Equity in Income (Loss) of Joint Ventures which represents our proportionate share of the impairment loss related to two industrial properties owned by the 2006 Net Lease Co-Investment Program.

Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our 15% interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded a $852 gain, which is included in Equity in Income (Loss) of Joint Ventures.

On July 21, 2006, we entered into the 2006 Land/Development Joint Venture with an institutional investor to invest in land and vertical development. We owned a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2006 Land/Development Joint Venture. For the year ended December 31, 2008 we recorded an impairment loss on our investment in the 2006 Land/Development Joint Venture of $10,105 in Equity in Income (Loss) of Joint Ventures.

The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we continue to not be the primary beneficiary for the venture. As of December 31, 2010, our investment in the 2003 Net Lease Joint Venture is $2,451. Our maximum exposure to loss is equal to our investment balance of each venture as of year end plus any future contributions we make to the ventures.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved. Effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund. We received a one-time fee of approximately $866 in the third quarter of 2009 from the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of the management agreement. Effective May 24, 2010, we ceased to provide any services to the remaining industrial property in the July 2007 Fund.

At December 31, 2010 and 2009, we have receivables from the Joint Ventures (and/or our former Joint Venture partner) and the July 2007 Fund in the aggregate amount of $2,857 and $1,218, respectively, which primarily relate to proceeds from the sale of three Sale Assets and development, leasing, property management, disposition and asset management fees due to us. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the years ended December 31, 2010, 2009 and 2008, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Contributions	$777	$3,742	$16,623
Distributions	$14,551	$8,652	$22,505
Fees	$4,952	$11,174	$19,757

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31,	December 31,
	2010	2009

Condensed Combined Balance Sheets
Gross Real Estate Investment	$210,567	$1,785,713
Less: Accumulated Depreciation	(47,286)	(126,685)

Net Real Estate	163,281	1,659,028
Other Assets	33,351	159,659

Total Assets	$196,632	$1,818,687

Debt	$157,431	$1,452,339
Other Liabilities	10,849	70,544
Equity	28,352	295,804

Total Liabilities and Equity	$196,632	$1,818,687

Company’s share of Equity	$4,344	$34,310
Basis Differentials(1)	(2,089)	(28,507)

Carrying Value of the Company’s investments in Joint Ventures	$2,255	$5,803

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded to reduce certain of our investments in Joint Ventures to fair value, a gain deferral related to a property we sold to the 2003 Net Lease Joint Venture, deferred fees and certain equity costs which are not reflected at the joint venture level.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Condensed Combined Statements of Operations
Total Revenues	$61,628	$91,143	$86,245
Expenses:
Operating and Other	28,067	42,172	36,905
Interest	32,461	42,194	53,053
Depreciation and Amortization	30,877	49,993	46,460
Impairment Loss	3,268	150,804	9,951

Total Expenses	94,673	285,163	146,369
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $2,761, $1,177 and $34,885 for the years ended December 31, 2010, 2009 and 2008, respectively)	3,725	1,846	25,114
Gain on Sale of Real Estate	808	8,603	17,092

Net Loss	$(28,512)	$(183,571)	$(17,918)

Company’s Share of Net Income (Loss)	675	(1,276)	6,661
Impairment on the Company’s Investments in Joint Ventures	—	(5,194)	(39,839)

Equity in Income (Loss) of Joint Ventures	$675	$(6,470)	$(33,178)

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

During the year ended December 31, 2009, we recorded $5,194 in impairment charges on our interest in the 2006 Net Lease Co-Investment Program and the 2003 Net Lease Joint Venture. The non-cash impairment charge related to our unconsolidated Joint Venture investments is based upon the difference between the fair value of our equity interest and our carrying value. The valuation of investments is determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sale transactions and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of an investment, however; in certain circumstances, a single valuation technique may be appropriate.

The following table presents information about our impairment charges that were measured on a fair value basis for the year ended December 31, 2009. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	December 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Unconsolidated Joint Venture Investments	$3,910	—	—	$3,910	$(5,194)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Indebtedness

The following table discloses certain information regarding our indebtedness:

					Effective
	Outstanding		Interest		Interest
	Balance at		Rate at		Rate at
	December 31,	December 31,	December 31,		December 31,		Maturity
	2010	2009	2010		2010		Date

Mortgage and Other Loans Payable, Net*	$486,055	$402,974	5.00%	- 9.25%	4.93%	-9.25%	March 2011- October 2020
Unamortized Premiums*	(358)	(1,025)

Mortgage and Other Loans Payable, Gross*	$485,697	$401,949

Senior Unsecured Notes, Net
2016 Notes	$159,899	$159,843	5.750%		5.91%		01/15/16
2017 Notes	87,195	87,187	7.500%		7.52%		12/01/17
2027 Notes	13,559	13,559	7.150%		7.11%		05/15/27
2028 Notes	189,869	189,862	7.600%		8.13%		07/15/28
2011 Notes	—	143,447	7.375%		7.39%		03/15/11
2012 Notes	61,774	143,837	6.875%		6.85%		04/15/12
2032 Notes	34,667	34,651	7.750%		7.87%		04/15/32
2014 Notes	86,792	105,253	6.420%		6.54%		06/01/14
2011 Exchangeable Notes	128,137	144,870	4.625%		5.53%		09/15/11
2017 II Notes	117,637	117,605	5.950%		6.37%		05/15/17

Subtotal	$879,529	$1,140,114
Unamortized Discounts	6,980	11,191

Senior Unsecured Notes, Gross	$886,509	$1,151,305

Unsecured Credit Facility	$376,184	$455,244	3.376%		3.376%		09/28/12

*	Excludes $1,008 of Mortgage Loan Payable on Real Estate Held for Sale and $48 of unamortized premiums.

Mortgage and Other Loans Payable, Net

During year ended December 31, 2010, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	December 31,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2010

I	$7,780	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.1	$8,875
II	7,200	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.2	7,322
III	4,300	7.40%	February 17, 2010	March 5, 2015	25-year	1	0.2	6,827
IV	8,250	7.40%	February 24, 2010	March 5, 2015	25-year	1	0.3	12,217
V.1	8,000	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	8,919
V.2	7,800	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	6,945
V.3	5,750	6.50%	June 22, 2010	July 10, 2020	25-year	1	0.1	9,244
V.4	5,500	6.50%	June 22, 2010	July 10, 2020	25-year	6	0.1	10,003
VI	41,200	5.55%	September 29, 2010	October 1, 2020	25-year	11	1.5	46,258
VII	9,800	5.00%	October 7, 2010	November 1, 2015	25-year	2	0.2	10,927

	$105,580							$127,537

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Mortgage Financings I, II, III and IV, principal prepayments are prohibited for 36 months after loan origination. For Mortgage Financing V.1 through V.4 principal prepayments are allowed at any payment due date. For Mortgage Financing VI, early principal prepayments are prohibited for 12 months after loan origination. For Mortgage Financing VII, principal prepayments are allowed at any time after loan origination. Prepayment premiums typically decrease as the loan matures and range from 1% to 5% of the loan balance (or a yield maintenance amount).

On April 30, 2010, we prepaid and retired our secured mortgage debt maturing in September 2024 in the amount of $1,654, excluding a prepayment fee of $17, which is included in (Loss) Gain From Early Retirement of Debt .

On December 1, 2010, we paid off and retired our secured mortgage debt maturing in December 2010 in the amount of $12,970.

As of December 31, 2010, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $672,157 and one letter of credit in the amount of $889. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2010.

Senior Unsecured Notes, Net

During the years ended December 31, 2010 and December 31, 2009, we repurchased and retired the following senior unsecured notes prior to its maturity:

	Principal Amount Repurchased		Purchase Price
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

2009 Notes	$—	$19,279	$—	$19,064
2011 Notes	143,498	56,502	147,723	52,465
2011 Exchangeable Notes	18,000	53,100	17,936	48,938
2012 Notes	82,236	55,935	82,235	48,519
2014 Notes	21,062	12,000	17,964	8,810
2016 Notes	—	34,821	—	24,511
2017 Notes	—	12,747	—	10,399
2017 II Notes	—	590	—	439
2027 Notes	—	1,500	—	1,078
2028 Notes	—	10,000	—	7,548
2032 Notes	—	15,000	—	11,313

	$264,796	$271,474	$265,858	$233,084

In connection with these repurchases prior to maturity, we recognized $(4,096) and $34,562 as (loss) gain on early retirement of debt for the years ended December 31, 2010 and December 31, 2009, respectively, which is the difference between the repurchase price of $265,858 and $233,084, respectively, and the principal amount retired of $264,796 and $271,474, respectively, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $1,707, $519, $(183) and $991, respectively, and $2,052, $1,286, $523 and $0, respectively. In addition, we allocated $33 of the purchase price for our 2011 Exchangeable Notes to the reacquisition of the 2011 Exchangeable Notes equity component for the year ended December 31, 2009.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indentures governing our senior unsecured notes (except for the 2011 Exchangeable Notes) contain certain covenants, including limitations on incurrence of debt and debt service coverage. We believe the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt as of December 31, 2010. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.

Unsecured Credit Facility

We have maintained our Unsecured Credit Facility since 1997. Effective October 22, 2010, we amended our revolving credit facility to provide for a $200.0 million term loan and a $200.0 million revolving line of credit. The Unsecured Credit Facility matures on September 28, 2012. For the term borrowing, the Unsecured Credit Facility requires interest only payments through March 29, 2012 at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election. The term borrowing requires quarterly principal pay-downs of $10,000 beginning March 30, 2012 until maturity on September 28, 2012. For the revolving borrowings, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 275 basis points or at a base rate plus 175 basis points, at our election. At December 31, 2010, borrowings under the Unsecured Credit Facility bore interest at a weighted average interest rate of 3.376%. The portion of the Unsecured Credit Facility available in Canadian dollars is $64,400. The net unamortized deferred financing fees related to the prior line of credit are amortized over the extended amortization period, except for $191, which represents the write off of unamortized deferred financing costs associated with the decreased capacity of the agreement, which is included in (Loss) Gain From Early Retirement of Debt. Certain financial covenants were changed in connection with the amendment, including the fixed charge coverage ratio, which decreased to 1.2 times from 1.5 times. Also, the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the Unsecured Credit Facility and used in the fixed charge coverage ratio, no longer includes economic gains or losses from property sales.

Commencing October 1, 2011, certain covenants, including the consolidated leverage ratio, the ratio of value of unencumbered assets to outstanding consolidated senior unsecured debt and the property operating income ratio on unencumbered assets become more restrictive. The Company has various liquidity strategies, such as issuing additional equity and selling industrial properties and land parcels, that it may employ in order to ensure compliance with the covenants. However, no assurances can be made that the additional equity issuances and sales of assets will occur on favorable terms or at all.

The following shows the material changes to the financial covenants:

	Amended	Amended
	Agreement	Agreement
	through	beginning
	September 30,	October 1,
	2011	2011

Consolidated Leverage Ratio	≤65.0%	≤ 60.0%
Ratio of Value of Unencumbered Assets to Outstanding Consolidated Senior Unsecured Debt	≥1.30	≥ 1.60
Property Operating Income Ratio on Unencumbered Assets	≥1.30	≥ 1.45

The Unsecured Credit Facility contains certain covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility as of December 31, 2010. However, these financial covenants are complex and there

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, inclusive of maturities and scheduled principal payments on Real Estate Held for Sale, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2011	$141,967
2012	463,075
2013	8,973
2014	209,538
2015	65,271
Thereafter	860,526

Total	$1,749,350

During 2011, the Company has $141,967 of stated maturities and scheduled principal repayments of which $128,900 represents the 2011 Exchangeable Notes due September 15, 2011. While no assurances can be made, we expect to satisfy these obligations with proceeds from property dispositions, the issuance of additional secured debt and the issuance of common equity, subject to market conditions (see Note 17).

Fair Value

At December 31, 2010 and 2009, the fair value of our indebtedness was as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable, including mortgages Held for Sale	$487,063	$548,696	$402,974	$407,706
Senior Unsecured Debt	879,529	851,771	1,140,114	960,452
Unsecured Credit Facility	376,184	376,184	455,244	422,561

Total	$1,742,776	$1,776,651	$1,998,332	$1,790,719

The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the senior unsecured notes was determined by quoted market prices. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

7.	Stockholders’ Equity

Preferred Stock

On May 27, 2004, we issued 50,000 Depositary Shares, each representing 1/100th of a share of our 6.236%, $0.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the fourth quarter of 2010, the new coupon rate was 6.075%. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. In October 2008, we entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (see Note 14 for further information on the agreement).

On May 27, 2004, we issued 25,000 Depositary Shares, each representing 1/100th of a share of our 7.236%, $0.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at our option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series F Preferred Stock, Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes certain information regarding our preferred stock:

	Stated Value at
	December 31,	December 31,
	2010	2009

Series F Preferred Stock	$50,000	$50,000
Series G Preferred Stock	25,000	25,000
Series J Preferred Stock	150,000	150,000
Series K Preferred Stock	50,000	50,000

Total	$275,000	$275,000

Shares of Common Stock

For the years ended December 31, 2010, 2009 and 2008, 27,586, 415,466 and 632,492, shares of common stock, respectively, were converted from an equivalent number of limited partnership interests in the Operating Partnership (“Units”), resulting in a reclassification of $316, $7,817 and $14,581, respectively, of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

On August 8, 2008, the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) became effective. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds. During the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP for approximately $5,970. During the year ended December 31, 2009, the Company issued 3,034,120 shares under the direct stock purchase component of the DRIP for $15,920.

On October 5, 2009, the Company sold in an underwritten public offering 13,635,700 shares of its common stock at a price of $5.25 per share. Gross offering proceeds from the issuance were $71,587 in the aggregate. Proceeds to the Company, net of underwriters’ discount of $3,042 and total expenses of $765, were approximately $67,780.

On May 4, 2010, we entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings (the “ATM”). During the year ended December 31, 2010, we issued 5,469,767 shares of the Company’s common stock under the ATM for approximately $44,117, net of $900 paid to the sales agent. Additionally, we paid $210 in professional fees related to the ATM offerings. Under the terms of the ATM, sales were made primarily in transactions that were deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions. On December 31, 2010, we concluded the ATM as a result of the expiration of the of distribution agreements with our sales agents.

During the years ended December 31, 2010 and 2009, we awarded 23,567 and 50,445 shares, respectively, of common stock to certain directors. The common stock shares had a fair value of approximately $128 and $240, respectively, upon issuance.

Non-Qualified Employee Stock Options

For the year ended December 31, 2008, certain employees of the Company exercised 6,300 non-qualified employee stock options. Proceeds to us were approximately $174.

Restricted Stock/Units

During the year ended December 31, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. During each of the years ended December 31, 2010 and 2009, 150,000 of the restricted stock units vested.

During the years ended December 31, 2010, 2009 and 2008 we awarded 573,198, 0 and 583,871 restricted shares of common stock, respectively, as well as 0, 1,473,600 and 4,757 restricted stock units, respectively, to certain employees of the Company and 0, 35,145 and 21,945 restricted shares of common stock, respectively, to certain directors of the Company. See Note 13 for further disclosure on our stock based compensation.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll-forward of our shares of common stock outstanding, including unvested restricted shares of common stock for the three years ended December 31, 2010:

Shares of
Common Stock
Outstanding

Balance at December 31, 2007	43,672,149
Stock Option Exercises	6,300
Issuance of Common Stock	138
Issuance of Restricted Stock Shares	605,816
Repurchase and Retirement of Restricted Stock Shares	(264,713)
Conversion of Operating Partnership Units	632,492

Balance at December 31, 2008	44,652,182

Issuance of Common Stock	16,874,884
Issuance of Restricted Stock Shares	35,145
Repurchase and Retirement of Restricted Stock Shares	(132,463)
Conversion of Operating Partnership Units	415,466

Balance at December 31, 2009	61,845,214

Issuance of Common Stock	6,518,736
Issuance of Restricted Stock Shares	573,198
Repurchase and Retirement of Restricted Stock Shares	(123,438)
Conversion of Operating Partnership Units	27,586

Balance at December 31, 2010	68,841,296

Dividends/Distributions

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the fourth quarter of 2010, the new coupon rate was 6.075%. See Note 14 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions declared for the past three years:

	Year Ended 2010		Year Ended 2009		Year Ended 2008
	Dividend/		Dividend/		Dividend/
	Distribution	Total	Distribution	Total	Distribution	Total
	per Share/	Dividend/	per Share/	Dividend/	per Share/	Dividend/
	Unit	Distribution	Unit	Distribution	Unit	Distribution

Common Stock/Operating Partnership Units	$0.0000	$—	$0.0000	$—	$2.4100	$121,882
Series F Preferred Stock	$6,736.1540	$3,368	$6,414.5700	$3,207	$6,236.0000	$3,118
Series G Preferred Stock	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series J Preferred Stock	$18,125.2000	$10,875	$18,125.2000	$10,875	$18,125.2000	$10,875
Series K Preferred Stock	$18,125.2000	$3,625	$18,125.2000	$3,625	$18,125.2000	$3,625

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Interest paid, net of capitalized interest	$105,276	$115,990	$113,062

Capitalized Interest	$—	$281	$7,775

Income Taxes Paid (Refunded)	$3,663	$(54,173)	$2,355

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$—	$—	$12,614

Distribution payable on preferred stock	$452	$452	$1,232

Exchange of units for common stock:
Noncontrolling interest	$(316)	$(7,817)	$(14,581)
Common stock	1	4	6
Additional paid-in-capital	315	7,813	14,575

	$—	$—	$—

In conjunction with property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$—	$—	$(464)

Mortgage debt	$—	$—	$(7,852)

In conjunction with certain property sales, we provided seller financing:
Notes receivable	$168	$20,645	$62,613

Write-off of fully depreciated assets	$(59,485)	$(55,089)	$(72,406)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(84,382)	$(21,902)	$(148,917)
Noncontrolling Interest Allocable to Continuing Operations	8,107	4,203	20,756

Loss from Continuing Operations, Net of Noncontrolling Interest and Income Tax	(76,275)	(17,699)	(128,161)
Gain on Sale of Real Estate	859	374	12,008
Income Tax Provision Allocable to Gain on Sale of Real Estate	(342)	(143)	(3,782)
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	(40)	(24)	(1,020)
Preferred Stock Dividends	(19,677)	(19,516)	(19,428)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(95,475)	$(37,008)	$(140,383)

(Loss) Income from Discontinued Operations	$(137,754)	$27,681	$188,444
Income Tax Provision Allocable to Discontinued Operations	—	(1,824)	(5,166)
Noncontrolling Interest Allocable to Discontinued Operations	10,731	(2,632)	(22,726)
Discontinued Operations Allocable to Participating Securities	—	—	(2,553)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$(127,023)	$23,225	$157,999

Net (Loss) Income Available	(222,498)	(13,783)	20,169
Net Income Allocable to Participating Securities	—	—	(2,553)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(222,498)	$(13,783)	$17,616

Denominator:
Weighted Average Shares — Basic and Diluted	62,952,565	48,695,317	43,192,969
Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(1.52)	$(0.76)	$(3.25)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$(2.02)	$0.48	$3.66

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(3.53)	$(0.28)	$0.41

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable dividends of the Company.

		Allocation of		Allocation of		Allocation of
		Net Income		Net Income		Net Income
		Available to		Available to		Available to
		Participating		Participating		Participating
		Securities For		Securities For		Securities For
	Unvested Awards	the Year	Unvested Awards	the Year	Unvested Awards	the Year
	Outstanding at	Ended	Outstanding at	Ended	Outstanding at	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2009	2008	2008

Participating Securities:
Restricted Stock Awards	662,092		355,645		757,041
Restricted Unit Awards	—		—		4,619

	662,092	$—	355,645	$—	761,660	$482

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the year ended December 31, 2010 and 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the years ended December 31, 2010, 2009 and 2008 as the effect of stock options and restricted unit awards was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of	Number of
	Awards	Awards	Awards
	Outstanding At	Outstanding At	Outstanding At
	December 31,	December 31,	December 31,
	2010	2009	2008

Non-Participating Securities:
Restricted Unit Awards	1,012,800	1,218,800	—
Options	98,701	139,700	278,601

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

10.	Income Taxes

For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. We did not pay common share distributions for the year ended December 31, 2010 or 2009. For the year ended December 31, 2008, the distributions per common share were classified as follows:

		As a Percentage
	2008	of Distributions

Ordinary income	$0.1127	4.68%
Long-term capital gains	1.3166	54.63%
Unrecaptured Section 1250 gain	0.8141	33.78%
Qualified Dividends	0.1666	6.91%

	$2.4100	100.00%

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the years ended December 31, 2010, 2009 and 2008, the preferred distributions per depositary share were classified as follows:

		As a Percentage		As a Percentage		As a Percentage
Series J Preferred Stock	2010	of Distributions	2009	of Distributions	2008	of Distributions

Ordinary income	$0.0123	0.68%	$—	0.00%	$0.0847	4.68%
Long-term capital gains	—	0.00%	1.3697	75.57%	0.9902	54.63%
Unrecaptured Section 1250 gain	0.1717	9.47%	0.4428	24.43%	0.6123	33.78%
Return of Capital	1.5457	85.28%	—	0.00%	—	0.00%
Qualified Dividends	0.0828	4.57%	—	0.00%	0.1253	6.91%

	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%

		As a Percentage		As a Percentage		As a Percentage
Series K Preferred Stock	2010	of Distributions	2009	of Distributions	2008	of Distributions

Ordinary income	$0.0123	0.68%	$—	0.00%	$0.0847	4.68%
Long-term capital gains	—	0.00%	1.3697	75.57%	0.9902	54.63%
Unrecaptured Section 1250 gain	0.1717	9.47%	0.4428	24.43%	0.6123	33.78%
Return of Capital	1.5457	85.28%	—	0.00%	—	0.00%
Qualified Dividends	0.0828	4.57%	—	0.00%	0.1253	6.91%

	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%

The components of income tax (provision) benefit for the TRSs for the years ended December 31, 2010, 2009 and 2008 are comprised of the following:

	2010	2009	2008

Current:
Federal	$(887)	$38,703	$5,114
State	(45)	372	814
Foreign	(77)	(835)	(649)
Deferred:
Federal	163	(15,816)	(526)
State	3	(557)	(107)
Foreign	(147)	9	671

	$(990)	$21,876	$5,317

In addition to income tax (provision) benefit recognized by the TRSs, $(2,315), $1,320 and $(1,028) of additional income tax (provision) benefit, which is included in continuing operations, was recognized by the Company and is included in income tax (provision) benefit on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRSs include the following as of December 31, 2010 and 2009.

	2010	2009

Investments in Joint Ventures	$47	$1,679
Fixed assets	1,010	1,074
Prepaid rent	71	114
Restricted stock	99	34
Capitalized Interest	626	—
Impairment of Real Estate	10,196	—
Federal net operating loss carrying forward	—	345
State net operating loss carrying forward	—	11
Foreign net operating loss carrying forward	706	77
Valuation Allowance	(9,301)	(1,299)
Other	569	753

Total deferred tax assets	$4,023	$2,788

Straight-line rent	(510)	(507)
Fixed assets	(2,544)	(1,358)
Other	—	(3)

Total deferred tax liabilities	$(3,054)	$(1,868)

Total net deferred tax asset	$969	$920

As of December 31, 2010 and 2009, the TRSs had net deferred tax assets of $969 and $920, after valuation allowances of $9,301 and $1,299, respectively. The increase in the valuation allowance of $8,002 from December 31, 2009 to December 31, 2010 is primarily related to an increase in net deferred tax assets due to the impairment of real estate recognized by the TRSs. As of December 31, 2009 and 2008, the TRSs had net deferred tax assets of $920 and $17,194, after valuation allowances of $1,299 and $19,501, respectively. The decrease in the valuation allowance of ($18,202) from December 31, 2008 to December 31, 2009 is primarily related to a decrease in net deferred tax assets due to the liquidation of the old TRS. The deferred tax assets and liabilities of the old TRS were eliminated on September 1, 2009, as FI LLC is a nontaxable entity. We recorded valuation allowances to offset the deferred tax assets at December 31, 2010 and 2009 because we concluded, based on a review of the relative weight of the available evidence, that it was more likely than not that the TRSs will not generate sufficient future taxable income to realize certain deferred tax assets. We will continue to assess the need for a valuation allowance in the future.

The TRSs have a net operating loss carryforward related to foreign taxes of $706 at December 31, 2010. The TRSs had a net operating loss carryforward related to federal, state and foreign taxes of $433 and a tax credit carryforward of $684 at December 31, 2009.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TRSs’ components of income tax benefit (provision) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Tax provision associated with income from operations on sold properties which is included in discontinued operations	$—	$(362)	$(1,434)
Tax provision associated with gains and losses on the sale of real estate which is included in discontinued operations	—	(1,462)	(3,732)
Tax provision associated with gains and losses on the sale of real estate	(342)	(143)	(3,782)
Income tax (provision) benefit	(648)	23,843	14,265

Income tax (provision) benefit	$(990)	$21,876	$5,317

The income tax benefit pertaining to income from continuing operations and gain on sale of real estate for the TRSs differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2010	2009	2008

Tax benefit at federal rate related to continuing operations	$2,497	$8,815	$28,625
State tax benefit, net of federal benefit	28	523	2,825
Non-deductible permanent items, net	9	(1,652)	(1,852)
Change in valuation allowance	(3,334)	16,269	(19,501)
Foreign taxes, net	(193)	315	347
Other	3	(570)	39

Net income tax (provision) benefit	$(990)	$23,700	$10,483

Michigan Tax Issue

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which was the subject of litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision, an additional approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believed there was a very low probability that the Michigan Supreme Court would accept the case. Therefore, in September 2009 we reversed our accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of approximately $2,200. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. Based on the most recent ruling of the Michigan Supreme Court, we reversed the receivable of $1,400 and paid approximately $800, for a total of approximately $2,200 of tax expense for the year ended December 31, 2010, which is included in continuing operations.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Restructuring Costs

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. During 2009 and 2010, we committed to additional modifications to the plan consisting of further organizational and overhead cost reductions.

For the year ended December 31, 2010, we recorded as restructuring costs a pre-tax charge of $1,858 to provide for employee severance and benefits ($525), costs associated with the termination of certain office leases ($647) and other costs ($686) associated with implementing the restructuring plan. Included in employee severance costs is $156 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the year ended December 31, 2010. At December 31, 2010, we have $1,574 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

For the year ended December 31, 2009, we recorded as restructuring costs a pre-tax charge of $7,806 to provide for employee severance and benefits ($5,186), costs associated with the termination of certain office leases ($1,867) and other costs ($753) associated with implementing the restructuring plan. Included in employee severance costs is $2,931 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the year ended December 31, 2009. At December 31, 2009, we had $2,884 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

For the year ended December 31, 2008, we recorded as restructuring costs a pre-tax charge of $27,349 to provide for employee severance and benefits ($24,825), costs associated with the termination of certain office leases ($1,162) and contract cancellation and other costs ($1,362) associated with implementing the restructuring plan. Included in employee severance costs is $9,585 of non-cash costs which represents the accelerated recognition of restricted stock for certain employees. At December 31, 2008, we had $6,695 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

12.	Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2010 are approximately as follows:

2011	$236,836
2012	197,544
2013	157,727
2014	121,718
2015	95,467
Thereafter	361,818

Total	$1,171,110

13.	Stock Based Compensation

We maintain four stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.4 million shares authorized for issuance under the Stock Incentive Plans. Only officers, certain employees, our Independent Directors and our affiliates generally are eligible to participate in the Stock Incentive Plans.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/Unit awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2010, stock options and restricted stock/units covering 1.8 million shares were outstanding and 1.0 million shares were available under the Stock Incentive Plans. At December 31, 2010, all outstanding stock options are vested. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2008	278,601	$31.92	$27.25-$33.15	$—
Expired or Terminated	(138,901)	$31.94	$27.69-$33.13

Outstanding at December 31, 2009	139,700	$31.89	$27.25-$33.15	$—
Expired or Terminated	(40,999)	$30.96	$27.25-$33.15

Outstanding at December 31, 2010	98,701	$32.34	$30.53-$33.15	$—

The following table summarizes currently outstanding and exercisable options as of December 31, 2010:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$30.53 - $31.05	31,901	0.83	$30.69
$33.13 - $33.15	66,800	0.26	$33.13

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2010, 2009 and 2008, we made matching contributions of $194, $0 and $0, respectively.

For the years ended December 31, 2010, 2009 and 2008, we awarded 573,198, 1,473,600, and 588,628 restricted stock and unit awards to our employees having a fair value at grant date of $3,336, $7,406, and $18,860, respectively. We also awarded 0, 35,145, and 21,945, restricted stock awards to our directors having a fair value at grant date of $0, $149, and $603, respectively. Restricted stock awards granted to employees generally vest over a period of three to four years and restricted stock awards granted to directors generally vest over a period of five years. For the years ended December 31, 2010, 2009 and 2008, we recognized $6,040, $13,015, and $25,883 in restricted stock amortization related to restricted stock awards, of which $0, $45, and $1,519, respectively, was capitalized in connection with development activities. At December 31, 2010, we have $6,207 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.05 years. We did not award options to our employees or our directors during the years ended December 31, 2010, 2009 and 2008 and all outstanding options are fully vested; therefore, no stock-based employee compensation expense related to options is included in Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award and restricted stock unit award transactions for the years ended December 31, 2010 and 2009 are summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2008	761,660	$36.00
Issued	1,508,745	$5.01
Vested	(571,149)	$28.79
Forfeited	(124,811)	$7.51

Outstanding at December 31, 2009	1,574,445	$11.17

Issued	573,198	$5.82
Vested	(349,440)	$22.56
Forfeited	(123,311)	$7.13

Outstanding at December 31, 2010	1,674,892	$17.77

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

During the year ended December 31, 2009, we made a grant of 473,600 restricted stock units to certain members of management (the “Performance Awards II”). The Performance Awards II had a fair value of approximately $1,392 on the date of issuance and will vest in four installments on the first, second, third and fourth anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2014. The Performance Awards II are amortized over the service period of each installment. In conjunction with the issuance of the Performance Awards II, the members of management were also granted cash awards with a fair value of $792. The cash awards vested on June 30, 2010 and compensation expense was recognized on a straight-line basis over the service period. In order to receive the Performance Awards II, the members of management are required to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreements.

During the year ended December 31, 2010, certain members of management were granted cash awards with a fair value of $688. The cash awards vest on June 30, 2011 and compensation expense is recognized on a straight-line basis over the service period. In order to receive the cash awards, the members of management are required to be employed by the Company at the vesting date, subject to certain clauses of the award agreements.

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

In January 2008, we entered into two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. On March 20, 2009, the fair value of Forward Starting Agreement 1 was a liability of $4,442 and on April 6, 2009, the fair value of Forward Starting Agreement 2 was a liability of $4,023. These amounts are included in Other Comprehensive Income (“OCI”) and will be amortized over five years, which was the original life of the Forward Starting Agreement 1 and Forward Starting Agreement 2, as an increase to interest expense. On May 8, 2009, we settled the Forward Starting Agreement 1 and paid the counterparty $4,105 and on June 3, 2009 we settled the Forward Starting Agreement 2 and paid the counterparty $3,386. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt was locked until settlement is $974 for the year ended December 31, 2009 and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements in the statement of operations.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,276 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

As of December 31, 2009, we also had an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Credit Facility at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts were treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. The Interest Rate Swap Agreement was highly effective through its maturity on April 1, 2010, and, as a result, the change in the fair value was shown in OCI.

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the fourth quarter of 2010, the new coupon rate was 6.075% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. Quarterly payments or receipts are treated as a component of the mark to market gains or losses. For the years ended December 31, 2010 and 2009, we incurred settlement payments of $492 and $472, respectively, of which $194 and $152, respectively, was outstanding at December 31, 2010 and 2009.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet as of December 31, 2010:

					Fair Value As of	Fair Value As of
	Notional	Fixed	Trade	Maturity	December 31,	December 31,
Hedge Product	Amount	Pay Rate	Date	Date	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	$50,000	2.4150%	March 2008	April 1, 2010	N/A	$(267)

Total derivatives designated as hedging instruments:	$50,000				N/A	$(267)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	$(523)	93

Total Derivatives	$100,000			Total	$(523)	$(174)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of December 31, 2010 and 2009, the outstanding payable was $194 and $152, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the years ended December 31, 2010 and December 31, 2009.

		Year Ended
		December 31,	December 31,
Interest Rate Products	Location on Statement	2010	2009

Loss Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$990	$(383)
Amortization Reclassified from OCI into Income	Interest Expense	$(2,108)	$(796)
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Gain on Interest Rate Protection Agreements	N/A	$974

During 2010, the 2006 Land/Development Joint Venture had interest rate protection agreements outstanding which effectively converted floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships were considered highly effective and as such, for the year ended December 31, 2010, we recorded $1,137 in unrealized gain, representing our 10% share, offset by $414 of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. In connection with the sale of our equity interest of the 2006 Land/Development Joint Venture on August 5, 2010, we wrote off $1,625 that was recorded in OCI related to our 10% share of unrealized loss related to the interest rate protection agreements. During 2009, two of the Joint Ventures had interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships were considered highly effective and as such, for the year ended December 31, 2009, we recorded $1,060 in unrealized gain, representing our 10% share, offset by $450 of

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$(523)	—	—	$(523)

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Series F Agreement	$93	—	—	$93
Liabilities:
Interest Rate Swap Agreement	$(267)	—	$(267)	—

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

The following table presents a reconciliation for our liabilities classified as Level 3 at December 31, 2010 and 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance at December 31, 2008	$(3,073)
Total unrealized gains:
Mark-to-Market on Series F Agreement	3,166

Ending asset balance at December 31, 2009	$93

Total unrealized losses:
Mark-to-Market on Series F Agreement	(616)

Ending liability balance at December 31, 2010	$(523)

15.	Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2008, this relative received approximately $95 in brokerage commissions or other fees for transactions with the Company and the Joint Ventures.

16.	Commitments and Contingencies

Eleven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.

At December 31, 2010, we had nine letters of credit outstanding in the aggregate amount of $1,462. These letters of credit expire between February 2011 and November 2011.

Ground and Operating Lease Agreements

For the years ended December 31, 2010, 2009 and 2008, we recognized $3,047, $4,181 and $4,072 in operating and ground lease expense.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee, offset by sub-lease rental payments under non-cancelable operating leases, as of December 31, 2010, are as follows:

2011	$1,795
2012	1,206
2013	1,142
2014	893
2015	775
Thereafter	27,351

Total	$33,162

17.	Subsequent Events

From January 1, 2011 to February 23, 2011, we sold five industrial properties comprising approximately 0.3 million square feet of GLA. Gross proceeds from the sale of the five industrial properties were approximately $7,675. There were no industrial properties acquired during this period.

On February 10, 2011, we prepaid and retired our secured mortgage debt maturing in September 2012 in the amount of $14,520, excluding a prepayment fee of $73.

On February 18, 2011, we entered into a loan commitment with a major life insurance company lender for mortgage loans, aggregating to $178,300. The closings of the mortgage loans are subject to lender due diligence and there can be no assurance that the mortgage loans will close or, if closed, will generate the anticipated proceeds. The mortgage loans are expected to be cross-collateralized by 32 industrial properties, have a term of seven years and bear interest at 4.45%.

18.	Quarterly Financial Information (unaudited)

The following tables summarize our quarterly financial information. The first, second and third fiscal quarters of 2010 and all fiscal quarters in 2009 have been revised in accordance with guidance on accounting for discontinued operations. The results of operations for the fourth quarter of 2010 include $2,387 which should have been recorded as part of the impairment charge recorded during the third quarter in 2010. Management evaluated this impairment charge and believes it is not material to the results of operations of either quarter.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income available to common stockholders and basic and diluted EPS from net income available to common stockholders has not been affected.

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$74,393	$71,731	$70,043	$72,374
Equity in (Loss) Income of Joint Ventures	(459)	582	(398)	950
Noncontrolling Interest Allocable to Continuing Operations	1,629	1,998	2,617	1,863
(Loss) Income from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(13,963)	(18,843)	(24,929)	(18,540)
(Loss) Income from Discontinued Operations, Net of Income Tax	(3,949)	5,732	(134,725)	(4,812)
Noncontrolling Interest Allocable to Discontinued Operations	324	(437)	10,466	378
Gain (Loss) on Sale of Real Estate, Net of Income Tax	731	—	(214)	—
Noncontrolling Interest Allocable to Gain (Loss) on Sale of Real Estate	(57)	—	17	—

Net Loss Attributable to First Industrial Realty Trust, Inc.	(16,914)	(13,548)	(149,385)	(22,974)
Preferred Stock Dividends	(4,960)	(4,979)	(4,884)	(4,854)

Net Loss Available	$(21,874)	$(18,527)	$(154,269)	$(27,828)
Income from Continuing Operations Allocable to Participating Securities	—	—	—	—
Discontinued Operations Allocable to Participating Securities	—	—	—	—

Net Loss Available to Common Stockholders	$(21,874)	$(18,527)	$(154,269)	$(27,828)

Basic and Diluted Earnings Per Share:
Loss From Continuing Operations Available	$(0.30)	$(0.38)	$(0.48)	$(0.37)

(Loss) Income from Discontinued Operations	$(0.06)	$0.08	$(1.97)	$(0.07)

Net Loss Available to Common Stockholders	$(0.35)	$(0.29)	$(2.44)	$(0.43)

Weighted Average Shares Outstanding	61,797	62,838	63,100	64,049

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$95,096	$91,328	$89,601	$75,813
Equity in Income (Loss) of Joint Ventures	29	1,551	(5,889)	(2,161)
Noncontrolling Interest Allocable to Continuing Operations	2,532	1,454	1,050	(833)
(Loss) Income from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(14,725)	(7,104)	(4,076)	8,206
Income from Discontinued Operations, Net of Income Tax	4,254	4,747	7,797	9,059
Noncontrolling Interest Allocable to Discontinued Operations	(500)	(529)	(851)	(752)
Gain (Loss) on Sale of Real Estate, Net of Income Tax	477	—	101	(347)
Noncontrolling Interest Allocable to Gain (Loss) on Sale of Real Estate	(50)	—	(6)	32

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(10,544)	(2,886)	2,965	16,198
Preferred Stock Dividends	(4,857)	(4,824)	(4,913)	(4,922)

Net (Loss) Income Available	$(15,401)	$(7,710)	$(1,948)	$11,276
Income from Continuing Operations Allocable to Participating Securities	—	—	—	(17)
Discontinued Operations Allocable to Participating Securities	—	—	—	(49)

Net (Loss) Income Available to Common Stockholders	$(15,401)	$(7,710)	$(1,948)	$11,210

Basic and Diluted Earnings Per Share:
(Loss) Income From Continuing Operations Available	$(0.43)	$(0.27)	$(0.20)	$0.05

Income from Discontinued Operations	$0.09	$0.09	$0.15	$0.14

Net (Loss) Income Available to Common Stockholders	$(0.35)	$(0.17)	$(0.04)	$0.18

Weighted Average Shares Outstanding	44,147	44,439	45,360	60,690

19.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statement of Operations for the year ended December 31, 2008 (the “Pro Forma Statement”) is presented as if the acquisition of 20 operating industrial properties between January 1, 2008 and December 31, 2008 had occurred at the beginning of the year. The Pro Forma Statement does not include acquisitions between January 1, 2008 and December 31, 2008 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2008. The Pro Forma Condensed Statement of Operations includes all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2008 as of January 1, 2008. The Pro Forma

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement is not necessarily indicative of what our results of operations would have been for the year ended December 31, 2008, nor does it purport to present our future results of operations.

Pro Forma Condensed Statements of Operations

Year Ended
December 31,
2008

Pro Forma Revenues	$449,121
Pro Forma Loss from Continuing Operations Available to Common Stockholders, Net of Noncontrolling Interest and Income Taxes	$(137,181)
Pro Forma Net Income Available to Common Stockholders	$23,371
Per Share Data:
Pro Forma Basic and Diluted Earnings Per Share Data:
Loss from Continuing Operations Available to Common Stockholders	$(3.18)

Net Income Available to Common Stockholders	$0.48

FIRST INDUSTRIAL REALTY TRUST, INC.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Atlanta
4250 River Green Parkway	Duluth, GA	$—	$264	$1,522	$(59)	$207	$1,520	$1,727	$701	1994	(l	)
3450 Corporate Parkway	Duluth, GA	—	506	2,904	(798)	284	2,328	2,612	1,271	1994	(l	)
1650 Highway 155	McDonough, GA	—	788	4,544	(1,673)	349	3,310	3,659	1,963	1994	(l	)
1665 Dogwood Drive	Conyers, GA	—	635	3,662	580	635	4,242	4,877	1,601	1994	(l	)
1715 Dogwood	Conyers, GA	—	288	1,675	675	215	2,423	2,638	828	1994	(l	)
11235 Harland Drive	Covington, GA	—	125	739	181	125	920	1,045	359	1994	(l	)
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	875	726	5,005	5,731	1,897	1994	(l	)
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,460	828	5,842	6,670	2,255	1994	(l	)
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	1,595	1,157	7,368	8,525	2,819	1994	(l	)
5570 Tulane Dr(d)	Atlanta, GA	2,119	527	2,984	686	546	3,651	4,197	1,302	1996	(l	)
955 Cobb Place	Kennesaw, GA	3,000	780	4,420	741	804	5,137	5,941	1,837	1997	(l	)
1005 Sigman Road	Conyers, GA	2,204	566	3,134	403	574	3,529	4,103	943	1999	(l	)
2050 East Park Drive	Conyers, GA	—	452	2,504	188	459	2,685	3,144	745	1999	(l	)
1256 Oakbrook Drive	Norcross, GA	1,265	336	1,907	262	339	2,166	2,505	540	2001	(l	)
1265 Oakbrook Drive	Norcross, GA	1,264	307	1,742	454	309	2,194	2,503	684	2001	(l	)
1280 Oakbrook Drive	Norcross, GA	1,230	281	1,592	306	283	1,896	2,179	495	2001	(l	)
1300 Oakbrook Drive	Norcross, GA	1,728	420	2,381	260	423	2,638	3,061	611	2001	(l	)
1325 Oakbrook Drive	Norcross, GA	1,363	332	1,879	204	334	2,081	2,415	508	2001	(l	)
1351 Oakbrook Drive	Norcross, GA	—	370	2,099	(1,068)	141	1,260	1,401	547	2001	(l	)
1346 Oakbrook Drive	Norcross, GA	—	740	4,192	(1,588)	338	3,006	3,344	1,130	2001	(l	)
1412 Oakbrook Drive	Norcross, GA	—	313	1,776	(988)	113	988	1,101	439	2001	(l	)
3060 South Park Blvd	Ellenwood, GA	—	1,600	12,464	1,315	1,604	13,775	15,379	2,991	2003	(l	)
Greenwood Industrial Park	McDonough, GA	4,563	1,550	—	7,485	1,550	7,485	9,035	1,195	2004	(l	)
46 Kent Drive	Cartersville GA	1,773	794	2,252	6	798	2,254	3,052	472	2005	(l	)
100 Dorris Williams	Villa Rica GA	1,947	401	3,754	42	406	3,791	4,197	1,208	2005	(l	)
605 Stonehill Drive	Atlanta, GA	1,601	485	1,979	(38)	490	1,936	2,426	974	2005	(l	)
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	588	740	4,210	4,950	1,465	2005	(l	)
6514 Warren Drive	Norcross, GA	—	510	1,250	(51)	513	1,196	1,709	226	2005	(l	)
6544 Warren Drive	Norcross, GA	—	711	2,310	(15)	715	2,291	3,006	469	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

5356 E. Ponce De Leon	Stone Mountain, GA	2,819	604	3,888	210	610	4,092	4,702	1,209	2005	(l	)
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	95	402	1,881	2,283	486	2005	(l	)
195 & 197 Collins Boulevard	Athens, GA	—	1,410	5,344	(1,838)	953	3,963	4,916	2,160	2005	(l	)
1755 Enterprise Drive	Buford, GA	1,537	712	2,118	11	716	2,125	2,841	482	2006	(l	)
4555 Atwater Court	Buford, GA	2,574	881	3,550	485	885	4,031	4,916	941	2006	(l	)
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,419)	451	2,581	3,032	609	2007	(l	)
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	2,414	2,594	24,130	26,724	2,439	2007	(l	)
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	315	2,428	2,202	4,630	313	2008	(l	)
Baltimore
1820 Portal	Baltimore, MD	—	884	4,891	454	899	5,330	6,229	1,684	1998	(l	)
9700 Martin Luther King Hwy	Lanham, MD	—	700	1,920	289	700	2,209	2,909	472	2003	(l	)
9730 Martin Luther King Hwy	Lanham, MD	—	500	955	518	500	1,473	1,973	482	2003	(l	)
4621 Boston Way	Lanham, MD	—	1,100	3,070	388	1,100	3,458	4,558	827	2003	(l	)
4720 Boston Way	Lanham, MD	—	1,200	2,174	300	1,200	2,474	3,674	585	2003	(l	)
22520 Randolph Drive	Dulles, VA	7,880	3,200	8,187	(151)	3,208	8,028	11,236	1,564	2004	(l	)
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	168	2,206	9,508	11,714	2,020	2004	(l	)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	337	375	2,141	2,516	474	2005	(l	)
4370-4383 Lottsford Vista Rd.	Lanham, MD	—	279	1,358	215	296	1,556	1,852	358	2005	(l	)
4400 Lottsford Vista Rd.	Lanham, MD	—	351	1,955	201	372	2,135	2,507	435	2005	(l	)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	327	568	2,494	3,062	628	2005	(l	)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	67	1,038	3,178	4,216	778	2005	(l	)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	316	938	2,825	3,763	709	2005	(l	)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	57	919	1,494	2,413	501	2005	(l	)
318 Clubhouse Lane	Hunt Valley, MD	—	701	1,691	(121)	718	1,553	2,271	230	2005	(l	)
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	64	913	2,769	3,682	918	2005	(l	)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	154	1,136	3,948	5,084	1,284	2005	(l	)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(226)	1,690	1,883	3,573	409	2005	(l	)
7120-7132 Ambassador Road	Baltimore, MD	—	829	1,329	255	847	1,566	2,413	554	2005	(l	)
7142 Ambassador Road	Hunt Valley, MD	—	924	2,876	1,124	942	3,982	4,924	591	2005	(l	)
7144-7162 Ambassador Road	Baltimore, MD	—	979	1,672	187	1,000	1,838	2,838	602	2005	(l	)
7223-7249 Ambassador Road	Woodlawn, MD	—	1,283	2,674	(49)	1,311	2,597	3,908	741	2005	(l	)
7200 Rutherford Road	Baltimore, MD	—	1,032	2,150	253	1,054	2,381	3,435	527	2005	(l	)
2700 Lord Baltimore Road	Baltimore, MD	—	875	1,826	772	897	2,576	3,473	795	2005	(l	)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,581	2,823	14,668	17,491	1,465	2008	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	—	31	994	613	200	1,438	1,638	1,033	1994	(l	)
401 Russell Drive	Middletown, PA	1,261	262	857	1,741	287	2,573	2,860	1,631	1994	(l	)
2700 Commerce Drive	Middletown, PA	—	196	997	714	206	1,701	1,907	1,141	1994	(l	)
2701 Commerce Drive	Middletown, PA	—	141	859	1,174	164	2,010	2,174	1,176	1994	(l	)
2780 Commerce Drive	Middletown, PA	—	113	743	1,215	209	1,862	2,071	1,287	1994	(l	)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,296	541	9,155	9,696	2,689	1997	(l	)
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	3,893	1,863	16,524	18,387	3,071	2003	(l	)
18212 Shawley Drive	Hagerstown, MD	—	1,000	5,847	1,567	1,016	7,398	8,414	1,752	2004	(l	)
37 Valleyview Business Park	Jessup, PA	—	542	—	2,974	532	2,984	3,516	448	2004	(l	)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	1,438	1,328	5,738	7,066	1,712	2005	(l	)
431 Railroad Avenue	Shiremanstown, PA	9,057	1,293	7,164	1,821	1,341	8,937	10,278	2,234	2005	(l	)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	117	601	3,277	3,878	683	2005	(l	)
320 Museum Road	Washington, PA	—	201	1,819	(227)	169	1,624	1,793	547	2005	(l	)
1351 Eisenhower Blvd., Bldg 1	Harrisburg, PA	2,034	382	2,343	98	387	2,436	2,823	466	2006	(l	)
1351 Eisenhower Blvd., Bldg 2	Harrisburg, PA	1,406	436	1,587	37	443	1,617	2,060	332	2006	(l	)
1490 Commerce Avenue	Carlisle, PA	—	1,500	—	13,513	2,341	12,672	15,013	1,123	2008	(l	)
600 First Avenue	Gouldsboro, PA	—	7,022	—	58,132	7,019	58,135	65,154	3,432	2008	(l	)
225 Cross Farm Lane	York, PA	—	4,718	—	23,567	4,715	23,570	28,285	1,921	2008	(l	)
Chicago
720-730 Landwehr Road	Northbrook, IL	—	521	2,982	1,207	521	4,189	4,710	1,960	1994	(l	)
20W201 101st Street	Lemont, IL	3,970	967	5,554	871	968	6,424	7,392	2,496	1994	(l	)
3600 West Pratt Avenue	Lincolnwood, IL	—	1,050	5,767	(1,657)	435	4,725	5,160	2,740	1994	(l	)
6750 South Sayre Avenue	Bedford Park, IL	—	224	1,309	620	224	1,929	2,153	745	1994	(l	)
585 Slawin Court	Mount Prospect, IL	3,059	611	3,505	1,608	516	5,208	5,724	2,217	1994	(l	)
2300 Windsor Court	Addison, IL	—	688	3,943	1,180	696	5,115	5,811	2,100	1994	(l	)
3505 Thayer Court	Aurora, IL	—	430	2,472	387	430	2,859	3,289	1,069	1994	(l	)
305-311 Era Drive	Northbrook, IL	—	200	1,154	916	205	2,065	2,270	565	1994	(l	)
3150-3160 MacArthur Boulevard	Northbrook, IL	—	429	2,518	104	429	2,622	3,051	1,067	1994	(l	)
365 North Avenue	Carol Stream, IL	—	1,081	6,882	2,581	1,111	9,433	10,544	3,758	1994	(l	)
11241 Melrose Street	Franklin Park, IL	—	332	1,931	70	222	2,111	2,333	1,147	1995	(l	)
11939 S Central Avenue	Alsip, IL	—	1,208	6,843	2,296	1,305	9,042	10,347	2,839	1997	(l	)
405 East Shawmut	LaGrange, IL	—	368	2,083	(284)	223	1,944	2,167	830	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

1010-50 Sesame Street	Bensenville, IL	—	979	5,546	3,062	1,048	8,539	9,587	2,640	1997	(l	)
7501 South Pulaski	Chicago, IL	—	318	2,038	(276)	100	1,980	2,080	1,073	1997	(l	)
2120-24 Roberts	Broadview, IL	—	220	1,248	196	231	1,433	1,664	464	1998	(l	)
800 Business Center Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	936	2000	(l	)
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(216)	156	1,153	1,309	392	2000	(l	)
1150 Feehanville Drive	Mount Prospect, IL	—	260	1,437	(743)	75	879	954	410	2000	(l	)
19W661 101st Street	Lemont, IL	5,477	1,200	6,643	2,408	1,220	9,031	10,251	2,930	2001	(l	)
175 Wall Street	Glendale Heights, IL	1,491	427	2,363	163	433	2,520	2,953	588	2002	(l	)
800-820 Thorndale Avenue	Bensenville, IL	4,449	751	4,159	2,213	761	6,362	7,123	1,837	2002	(l	)
251 Airport Road	North Aurora, IL	—	983	—	6,783	983	6,783	7,766	1,480	2002	(l	)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	2,155	1,044	7,551	8,595	1,964	2004	(l	)
1850 Touhy & 1158 McCage Ave.	Elk Grove Village, IL	—	1,500	4,842	(163)	1,514	4,665	6,179	1,003	2004	(l	)
1088-1130 Thorndale Avenue	Bensenville, IL	—	2,103	3,674	204	2,108	3,873	5,981	1,028	2005	(l	)
855-891 Busse Rd.	Bensenville, IL	—	1,597	2,767	(76)	1,601	2,687	4,288	677	2005	(l	)
1060-1074 W. Thorndale Ave	Bensenville, IL	—	1,704	2,108	352	1,709	2,455	4,164	781	2005	(l	)
400 Crossroads Pkwy	Bolingbrook, IL	5,747	1,178	9,453	845	1,181	10,295	11,476	2,136	2005	(l	)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	174	1,213	2,511	3,724	678	2005	(l	)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	(170)	1,220	2,845	4,065	687	2005	(l	)
825 E. 26th Street	LaGrange, IL	—	1,547	2,078	2,761	1,617	4,769	6,386	1,536	2005	(l	)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	182	801	1,569	2,370	313	2005	(l	)
17001 S. Vincennes	Thornton, IL	—	497	504	103	513	591	1,104	287	2005	(l	)
1111 Davis Road	Elgin, IL	—	998	1,859	674	1,046	2,485	3,531	1,049	2006	(l	)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	723	1,134	5,014	6,148	1,139	2007	(l	)
555 W. Algonquin Rd	Arlington Heights, IL	1,953	574	741	2,053	579	2,789	3,368	405	2007	(l	)
7000 W. 60th Street	Chicago, IL	1,061	609	932	137	667	1,011	1,678	436	2007	(l	)
9501 Nevada	Franklin Park, IL	7,687	2,721	5,630	514	2,737	6,128	8,865	1,027	2008	(l	)
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	139	3,482	6,147	9,629	905	2008	(l	)
16500 W. 103rd Street	Woodridge, IL	2,643	744	2,458	151	760	2,594	3,354	377	2008	(l	)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	—	545	3,088	1,760	566	4,827	5,393	1,920	1996	(l	)
2940 Highland Avenue	Cincinnati, OH	—	1,717	9,730	(883)	1,126	9,438	10,564	4,194	1996	(l	)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,112	1,109	7,201	8,310	2,401	1996	(l	)
901 Pleasant Valley Drive	Springboro, OH	—	304	1,721	(257)	203	1,565	1,768	687	1998	(l	)
4436 Mulhauser Road	Hamilton, OH	—	630	—	5,076	630	5,076	5,706	1,026	2002	(l	)
4438 Mulhauser Road	Hamilton, OH	4,986	779	—	6,728	779	6,728	7,507	1,706	2002	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

420 Wards Corner Road	Loveland, OH	—	600	1,083	669	606	1,746	2,352	487	2003	(l	)
422 Wards Corner Road	Loveland, OH	—	600	1,811	(179)	575	1,657	2,232	486	2003	(l	)
4663 Dues Drive	Westchester, OH	—	858	2,273	1,173	875	3,429	4,304	1,939	2005	(l	)
9345 Princeton-Glendale Road	Westchester, OH	1,666	818	1,648	428	840	2,054	2,894	807	2006	(l	)
9525 Glades Drive	Westchester, OH	—	347	1,323	115	355	1,430	1,785	330	2007	(l	)
9776-9876 Windisch Road	Westchester, OH	—	392	1,744	24	394	1,766	2,160	304	2007	(l	)
9810-9822 Windisch Road	Westchester, OH	—	395	2,541	16	397	2,555	2,952	305	2007	(l	)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	47	508	3,193	3,701	377	2007	(l	)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	46	548	3,083	3,631	377	2007	(l	)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	94	627	4,093	4,720	619	2007	(l	)
Cleveland
30311 Emerald Valley Pkwy.	Glenwillow, OH	—	681	11,838	928	691	12,756	13,447	2,072	2006	(l	)
30333 Emerald Valley Pkwy.	Glenwillow, OH	4,916	466	5,447	103	475	5,541	6,016	1,080	2006	(l	)
7800 Cochran Road	Glenwillow, OH	7,114	972	7,033	171	991	7,185	8,176	1,385	2006	(l	)
7900 Cochran Road	Glenwillow, OH	—	775	6,244	80	792	6,307	7,099	1,104	2006	(l	)
7905 Cochran Road	Glenwillow, OH	—	920	6,174	89	921	6,262	7,183	1,069	2006	(l	)
30600 Carter Street	Solon, OH	—	989	3,042	960	1,022	3,969	4,991	1,741	2006	(l	)
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	1,865	2,496	8,639	11,135	1,174	2008	(l	)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH	—	1,045	6,421	(1,875)	588	5,003	5,591	2,348	1996	(l	)
3880 Groveport Road	Columbus, OH	—	1,955	12,154	(1,420)	1,610	11,079	12,689	4,369	1996	(l	)
1819 North Walcutt Road	Columbus, OH	—	637	4,590	(690)	454	4,083	4,537	1,487	1997	(l	)
4115 Leap Road(d)	Hillard, OH	—	756	4,297	1,511	756	5,808	6,564	1,858	1998	(l	)
3300 Lockbourne	Columbus, OH	—	708	3,920	(2,121)	156	2,351	2,507	1,513	1998	(l	)
1076 Pittsburgh Drive	Delaware, OH	—	2,265	4,733	(37)	2,273	4,688	6,961	1,220	2005	(l	)
6150 Huntly Road	Columbus, OH	—	920	4,810	(689)	791	4,250	5,041	857	2005	(l	)
4985 Frusta Drive	Obetz, OH	—	318	837	255	326	1,084	1,410	318	2006	(l	)
4311 Janitrol Road	Columbus, OH	—	681	5,941	(3,796)	227	2,599	2,826	915	2006	(l	)
4600 S. Hamilton Road	Groveport, OH	—	662	4,332	1,453	675	5,772	6,447	1,033	2007	(l	)
Dallas/Fort Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	585	172	1,597	1,769	409	1997	(l	)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	299	142	1,144	1,286	287	1997	(l	)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	440	270	1,749	2,019	545	1997	(l	)
3000 West Commerce	Dallas, TX	—	456	2,584	983	469	3,554	4,023	1,027	1997	(l	)
3030 Hansboro	Dallas, TX	—	266	1,510	(619)	85	1,072	1,157	620	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

405-407 113th	Arlington, TX	—	181	1,026	475	185	1,497	1,682	434	1997	(l	)
816 111th Street	Arlington, TX	873	251	1,421	132	258	1,546	1,804	512	1997	(l	)
7427 Dogwood Park	Richland Hills, TX	—	96	532	573	102	1,099	1,201	444	1998	(l	)
7348-54 Tower Street	Richland Hills, TX	—	88	489	225	94	708	802	213	1998	(l	)
7339-41 Tower Street	Richland Hills, TX	—	98	541	169	104	704	808	192	1998	(l	)
7437-45 Tower Street	Richland Hills, TX	—	102	563	121	108	678	786	198	1998	(l	)
7331-59 Airport Freeway	Richland Hills, TX	—	354	1,958	349	372	2,289	2,661	721	1998	(l	)
7338-60 Dogwood Park	Richland Hills, TX	—	106	587	126	112	707	819	207	1998	(l	)
7450-70 Dogwood Park	Richland Hills, TX	—	106	584	157	112	735	847	228	1998	(l	)
7423-49 Airport Freeway	Richland Hills, TX	—	293	1,621	393	308	1,999	2,307	648	1998	(l	)
7400 Whitehall Street	Richland Hills, TX	—	109	603	61	115	658	773	198	1998	(l	)
1602-1654 Terre Colony	Dallas, TX	1,867	458	2,596	805	468	3,391	3,859	841	2000	(l	)
2351-2355 Merritt Drive	Garland, TX	—	101	574	87	92	670	762	180	2000	(l	)
701-735 North Plano Road	Richardson, TX	—	696	3,944	(1,760)	269	2,611	2,880	1,186	2000	(l	)
2220 Merritt Drive	Garland, TX	—	352	1,993	1,088	356	3,077	3,433	936	2000	(l	)
2010 Merritt Drive	Garland, TX	—	350	1,981	578	357	2,552	2,909	794	2000	(l	)
2363 Merritt Drive	Garland, TX	—	73	412	65	47	503	550	157	2000	(l	)
2447 Merritt Drive	Garland, TX	—	70	395	(205)	23	237	260	119	2000	(l	)
2465-2475 Merritt Drive	Garland, TX	—	91	514	35	71	569	640	154	2000	(l	)
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	848	436	3,283	3,719	778	2000	(l	)
2081 Hutton Drive — Bldg 1(e)	Carrolton, TX	1,507	448	2,540	(272)	295	2,421	2,716	725	2001	(l	)
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(260)	268	1,963	2,231	721	2001	(l	)
2025 McKenzie Drive	Carrolton, TX	1,579	437	2,478	348	442	2,821	3,263	774	2001	(l	)
2019 McKenzie Drive	Carrolton, TX	1,886	502	2,843	552	507	3,390	3,897	903	2001	(l	)
1420 Valwood Parkway — Bldg 1(d)	Carrolton, TX	—	460	2,608	(1,499)	112	1,457	1,569	797	2001	(l	)
1620 Valwood Parkway(e)	Carrolton, TX	—	1,089	6,173	(1,613)	605	5,044	5,649	1,829	2001	(l	)
1505 Luna Road — Bldg II	Carrolton, TX	—	167	948	(425)	78	612	690	254	2001	(l	)
1625 West Crosby Road	Carrolton, TX	—	617	3,498	(249)	456	3,410	3,866	1,033	2001	(l	)
2029-2035 McKenzie Drive	Carrolton, TX	1,897	306	1,870	680	306	2,550	2,856	1,014	2001	(l	)
1840 Hutton Drive(d)	Carrolton, TX	—	811	4,597	176	695	4,889	5,584	1,362	2001	(l	)
1420 Valwood Pkwy — Bldg II	Carrolton, TX	—	373	2,116	321	377	2,433	2,810	599	2001	(l	)
2015 McKenzie Drive	Carrolton, TX	2,106	510	2,891	395	516	3,280	3,796	843	2001	(l	)
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	376	481	3,070	3,551	790	2001	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

1505 Luna Road — Bldg I	Carrolton, TX	—	521	2,953	(1,985)	130	1,359	1,489	735	2001	(l	)
2104 Hutton Drive	Carrolton, TX	—	246	1,393	(424)	140	1,075	1,215	372	2001	(l	)
900-1100 Avenue S	Grand Prairie, TX	2,669	623	3,528	1,365	629	4,887	5,516	1,059	2002	(l	)
Plano Crossing(f)	Plano, TX	7,709	1,961	11,112	819	1,981	11,911	13,892	2,648	2002	(l	)
7413A-C Dogwood Park	Richland Hills, TX	—	110	623	195	111	817	928	167	2002	(l	)
7450 Tower Street	Richland Hills, TX	—	36	204	183	36	387	423	148	2002	(l	)
7436 Tower Street	Richland Hills, TX	—	57	324	158	58	481	539	172	2002	(l	)
7426 Tower Street	Richland Hills, TX	—	76	429	239	76	668	744	103	2002	(l	)
7427-7429 Tower Street	Richland Hills, TX	—	75	427	130	76	556	632	111	2002	(l	)
2840-2842 Handley Ederville Rd	Richland Hills, TX	—	112	635	56	113	690	803	145	2002	(l	)
7451-7477 Airport Freeway	Richland Hills, TX	—	256	1,453	254	259	1,704	1,963	372	2002	(l	)
7415 Whitehall Street	Richland Hills, TX	—	372	2,107	(194)	269	2,016	2,285	542	2002	(l	)
7450 Whitehall Street	Richland Hills, TX	—	104	591	288	105	878	983	162	2002	(l	)
300 Wesley Way	Richland Hills, TX	908	208	1,181	18	211	1,196	1,407	247	2002	(l	)
7451 Dogwood Park	Richland Hills, TX	608	133	753	29	134	781	915	165	2002	(l	)
825-827 Avenue H(d)	Arlington, TX	—	600	3,006	245	604	3,247	3,851	974	2004	(l	)
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	357	302	1,859	2,161	462	2004	(l	)
1172-84 113th Street(d)	Grand Prairie, TX	2,253	700	3,509	196	704	3,701	4,405	1,009	2004	(l	)
1200-16 Avenue H(d)	Arlington, TX	1,702	600	2,846	(132)	604	2,710	3,314	591	2004	(l	)
1322-66 N. Carrier Parkway(e)	Grand Prairie, TX	—	1,000	5,012	113	1,006	5,119	6,125	1,082	2004	(l	)
2401-2407 Centennial Dr	Arlington, TX	1,912	600	2,534	217	604	2,747	3,351	865	2004	(l	)
3111 West Commerce Street	Dallas, TX	—	1,000	3,364	95	1,011	3,448	4,459	1,047	2004	(l	)
9150 West Royal Lane	Irving, TX	—	818	3,767	(1,859)	368	2,358	2,726	904	2005	(l	)
13800 Senlac Drive	Farmers Ranch, TX	—	823	4,042	146	825	4,186	5,011	1,025	2005	(l	)
801-831 S Great Southwest Pkwy(g)	Grand Prairie, TX	—	2,581	16,556	(917)	2,586	15,634	18,220	4,429	2005	(l	)
801-842 Heinz Way	Grand Prairie, TX	—	599	3,327	355	601	3,680	4,281	995	2005	(l	)
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	(14)	481	2,756	3,237	851	2005	(l	)
3730 Wheeler Avenue	Fort Smith, AR	—	720	2,800	(658)	566	2,296	2,862	448	2006	(l	)
3301 Century Circle	Irving, TX	2,582	760	3,856	204	771	4,049	4,820	500	2007	(l	)
First Garland Dist Ctr.	Garland, TX	—	1,912	—	15,155	1,947	15,120	17,067	1,367	2008	(l	)
Denver
4785 Elati	Denver, CO	—	173	981	132	175	1,111	1,286	336	1997	(l	)
4770 Fox Street	Denver, CO	—	132	750	149	134	897	1,031	265	1997	(l	)
3871 Revere	Denver, CO	1,302	361	2,047	282	368	2,322	2,690	725	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

4570 Ivy Street	Denver, CO	1,048	219	1,239	165	220	1,403	1,623	468	1997	(l	)
5855 Stapleton Drive North	Denver, CO	1,329	288	1,630	142	290	1,770	2,060	566	1997	(l	)
5885 Stapleton Drive North	Denver, CO	1,870	376	2,129	392	380	2,517	2,897	860	1997	(l	)
5977-5995 North Broadway	Denver, CO	—	268	1,518	303	271	1,818	2,089	558	1997	(l	)
2952-5978 North Broadway	Denver, CO	—	414	2,346	861	422	3,199	3,621	1,004	1997	(l	)
4721 Ironton Street	Denver, CO	—	232	1,313	24	236	1,333	1,569	449	1997	(l	)
East 47th Drive — A	Denver, CO	—	441	2,689	(18)	441	2,671	3,112	892	1997	(l	)
9500 West 49th Street — A	Wheatridge, CO	—	283	1,625	7	287	1,628	1,915	570	1997	(l	)
9500 West 49th Street — B	Wheatridge, CO	—	225	1,272	109	227	1,379	1,606	486	1997	(l	)
9500 West 49th Street — C	Wheatridge, CO	—	600	3,409	110	601	3,518	4,119	1,146	1997	(l	)
9500 West 49th Street — D	Wheatridge, CO	—	246	1,537	395	247	1,931	2,178	683	1997	(l	)
451-591 East 124th Avenue	Littleton, CO	—	383	2,145	328	383	2,473	2,856	998	1997	(l	)
608 Garrison Street	Lakewood, CO	—	265	1,501	423	269	1,920	2,189	620	1997	(l	)
610 Garrison Street	Lakewood, CO	—	264	1,494	372	265	1,865	2,130	606	1997	(l	)
15000 West 6th Avenue	Golden, CO	—	913	5,174	769	918	5,938	6,856	1,902	1997	(l	)
14998 West 6th Avenue Bldg E	Golden, CO	—	565	3,199	263	570	3,457	4,027	1,138	1997	(l	)
14998 West 6th Avenue Bldg F	Englewood, CO	—	269	1,525	73	273	1,594	1,867	516	1997	(l	)
12503 East Euclid Drive	Denver, CO	—	1,208	6,905	429	1,000	7,542	8,542	2,804	1997	(l	)
6547 South Racine Circle	Englewood, CO	3,003	739	4,241	402	739	4,643	5,382	1,631	1997	(l	)
1600 South Abilene	Aurora, CO	—	465	2,633	(1,134)	210	1,754	1,964	889	1997	(l	)
1620 South Abilene	Aurora, CO	—	268	1,520	84	270	1,602	1,872	520	1997	(l	)
1640 South Abilene	Aurora, CO	—	368	2,085	(158)	307	1,988	2,295	719	1997	(l	)
13900 East Florida Ave	Aurora, CO	—	189	1,071	(439)	81	740	821	393	1997	(l	)
11701 East 53rd Avenue	Denver, CO	—	416	2,355	326	422	2,675	3,097	921	1997	(l	)
5401 Oswego Street	Denver, CO	—	273	1,547	197	278	1,739	2,017	580	1997	(l	)
14818 West 6th Avenue Bldg A	Golden, CO	—	468	2,799	400	468	3,199	3,667	1,141	1997	(l	)
14828 West 6th Avenue Bldg B	Golden, CO	—	503	2,942	199	503	3,141	3,644	1,028	1997	(l	)
445 Bryant Street	Denver, CO	6,926	1,829	10,219	2,265	1,829	12,484	14,313	3,794	1998	(l	)
3811 Joliet	Denver, CO	—	735	4,166	448	752	4,597	5,349	1,448	1998	(l	)
12055 E 49th Ave/4955 Peoria	Denver, CO	—	298	1,688	547	305	2,228	2,533	737	1998	(l	)
4940-4950 Paris	Denver, CO	—	152	861	253	156	1,110	1,266	321	1998	(l	)
4970 Paris	Denver, CO	—	95	537	144	97	679	776	208	1998	(l	)
7367 South Revere Parkway	Englewood, CO	3,324	926	5,124	818	934	5,934	6,868	2,016	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

8200 East Park Meadows Drive(d)	Lone Tree, CO	—	1,297	7,348	903	1,304	8,244	9,548	2,245	2000	(l	)
3250 Quentin(d)	Aurora, CO	—	1,220	6,911	638	1,230	7,539	8,769	2,043	2000	(l	)
Highpoint Bus Ctr B	Littleton, CO	—	739	—	3,259	781	3,217	3,998	704	2000	(l	)
1130 W. 124th Ave.	Westminster, CO	—	441	—	3,766	441	3,766	4,207	1,223	2000	(l	)
1070 W. 124th Ave.	Westminster, CO	—	374	—	2,771	374	2,771	3,145	654	2000	(l	)
1020 W. 124th Ave.	Westminster, CO	—	374	—	2,813	374	2,813	3,187	793	2000	(l	)
Jeffco Bus Ctr Phase I	Broomfield, CO	—	312	—	1,403	370	1,345	1,715	337	2001	(l	)
960 W. 124th Ave	Westminster, CO	—	441	—	3,395	429	3,407	3,836	991	2001	(l	)
8820 W. 116th Street	Broomfield, CO	—	338	1,918	290	372	2,174	2,546	451	2003	(l	)
8835 W. 116th Street	Broomfield, CO	—	1,151	6,523	1,090	1,304	7,460	8,764	1,601	2003	(l	)
18150 E. 32nd Street	Aurora, CO	2,130	563	3,188	651	572	3,830	4,402	1,160	2004	(l	)
3400 Fraser Street	Aurora, CO	2,449	616	3,593	(168)	620	3,421	4,041	598	2005	(l	)
7005 E. 46th Avenue Drive	Denver, CO	1,462	512	2,025	60	517	2,080	2,597	410	2005	(l	)
4001 Salazar Way	Frederick, CO	4,254	1,271	6,508	(88)	1,276	6,415	7,691	1,137	2006	(l	)
1690 S. Abilene	Aurora, CO	—	406	2,814	(699)	294	2,227	2,521	570	2006	(l	)
5909-5915 N. Broadway	Denver, CO	1,022	495	1,268	183	500	1,446	1,946	396	2006	(l	)
555 Corporate Circle	Golden, CO	—	499	2,673	77	559	2,690	3,249	521	2006	(l	)
Detroit
1731 Thorncroft	Troy, MI	—	331	1,904	192	331	2,096	2,427	826	1994	(l	)
47461 Clipper	Plymouth Township, MI	—	122	723	114	122	837	959	374	1994	(l	)
238 Executive Drive	Troy, MI	—	52	173	514	100	639	739	558	1994	(l	)
301 Executive Drive	Troy, MI	—	71	293	627	133	858	991	796	1994	(l	)
449 Executive Drive	Troy, MI	—	125	425	939	218	1,271	1,489	1,181	1994	(l	)
501 Executive Drive	Troy, MI	—	71	236	600	129	778	907	556	1994	(l	)
451 Robbins Drive	Troy, MI	—	96	448	867	192	1,219	1,411	1,098	1994	(l	)
1095 Crooks Road	Troy, MI	—	331	1,017	2,239	360	3,227	3,587	1,882	1994	(l	)
1416 Meijer Drive	Troy, MI	—	94	394	516	121	883	1,004	741	1994	(l	)
1624 Meijer Drive	Troy, MI	—	236	1,406	940	373	2,209	2,582	1,754	1994	(l	)
1972 Meijer Drive	Troy, MI	—	315	1,301	738	372	1,982	2,354	1,466	1994	(l	)
1621 Northwood Drive	Troy, MI	—	85	351	1,014	215	1,235	1,450	1,151	1994	(l	)
1707 Northwood Drive	Troy, MI	—	95	262	1,316	239	1,434	1,673	1,116	1994	(l	)
1788 Northwood Drive	Troy, MI	—	50	196	483	103	626	729	558	1994	(l	)
1821 Northwood Drive	Troy, MI	—	132	523	744	220	1,179	1,399	1,162	1994	(l	)
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	547	1994	(l	)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	566	1994	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

2277 Elliott Avenue	Troy, MI	—	48	188	411	16	631	647	559	1994	(l	)
2451 Elliott Avenue	Troy, MI	—	78	319	751	164	984	1,148	909	1994	(l	)
2730 Research Drive	Rochester Hills, MI	—	903	4,215	1,402	903	5,617	6,520	3,691	1994	(l	)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	719	560	3,447	4,007	2,233	1994	(l	)
2871 Research Drive	Rochester Hills, MI	—	324	1,487	846	327	2,330	2,657	1,518	1994	(l	)
3011 Research Drive	Rochester Hills, MI	—	457	2,104	687	457	2,791	3,248	1,790	1994	(l	)
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	292	279	1,550	1,829	1,079	1994	(l	)
2900 Technology Drive	Rochester Hills, MI	—	214	977	613	219	1,585	1,804	1,004	1994	(l	)
2930 Technology Drive	Rochester Hills, MI	—	131	594	379	138	966	1,104	572	1994	(l	)
2950 Technology Drive	Rochester Hills, MI	—	178	819	381	185	1,193	1,378	763	1994	(l	)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	216	56	402	458	281	1994	(l	)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	278	125	758	883	580	1994	(l	)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	274	93	607	700	441	1994	(l	)
23042 Commerce Drive	Farmintgon Hills, MI	—	67	277	274	89	529	618	417	1994	(l	)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	207	93	593	686	449	1994	(l	)
23070 Commerce Drive	Farmington Hills, MI	—	112	442	346	125	775	900	605	1994	(l	)
23079 Commerce Drive	Farmington Hills, MI	—	68	301	290	79	580	659	402	1994	(l	)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	753	295	1,693	1,988	1,356	1994	(l	)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	392	158	1,081	1,239	702	1994	(l	)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	341	138	827	965	576	1994	(l	)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	593	254	1,521	1,775	1,094	1994	(l	)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	309	137	828	965	600	1994	(l	)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	175	66	401	467	351	1994	(l	)
6515 Cobb Drive	Sterling Heights, MI	—	305	1,753	242	305	1,995	2,300	779	1994	(l	)
1451 East Lincoln Avenue	Madison Heights, MI	—	299	1,703	(474)	148	1,380	1,528	756	1995	(l	)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,201	612	6,601	7,213	2,414	1995	(l	)
32450 N Avis Drive	Madison Heights, MI	—	281	1,590	529	286	2,114	2,400	685	1996	(l	)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	239	267	1,672	1,939	568	1996	(l	)
9300-9328 Harrison Rd	Romulus, MI	—	147	834	408	154	1,235	1,389	404	1996	(l	)
9330-9358 Harrison Rd	Romulus, MI	—	81	456	253	85	705	790	238	1996	(l	)
28420-28448 Highland Rd	Romulus, MI	—	143	809	268	149	1,071	1,220	332	1996	(l	)
28450-28478 Highland Rd	Romulus, MI	—	81	461	602	85	1,059	1,144	293	1996	(l	)
28421-28449 Highland Rd	Romulus, MI	—	109	617	497	114	1,109	1,223	355	1996	(l	)
28451-28479 Highland Rd	Romulus, MI	—	107	608	379	112	982	1,094	292	1996	(l	)
28825-28909 Highland Rd	Romulus, MI	—	70	395	293	73	685	758	247	1996	(l	)
28933-29017 Highland Rd	Romulus, MI	—	112	634	240	117	869	986	270	1996	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

28824-28908 Highland Rd	Romulus, MI	—	134	760	221	140	975	1,115	346	1996	(l	)
28932-29016 Highland Rd	Romulus, MI	—	123	694	276	128	965	1,093	306	1996	(l	)
9710-9734 Harrison Rd	Romulus, MI	—	125	706	187	130	888	1,018	294	1996	(l	)
9740-9772 Harrison Rd	Romulus, MI	—	132	749	226	138	969	1,107	319	1996	(l	)
9840-9868 Harrison Rd	Romulus, MI	—	144	815	174	151	982	1,133	378	1996	(l	)
9800-9824 Harrison Rd	Romulus, MI	—	117	664	146	123	804	927	289	1996	(l	)
29265-29285 Airport Dr	Romulus, MI	—	140	794	254	147	1,041	1,188	380	1996	(l	)
29185-29225 Airport Dr	Romulus, MI	—	140	792	328	146	1,114	1,260	407	1996	(l	)
29149-29165 Airport Dr	Romulus, MI	—	216	1,225	250	226	1,465	1,691	513	1996	(l	)
29101-29115 Airport Dr	Romulus, MI	—	130	738	261	136	993	1,129	348	1996	(l	)
29031-29045 Airport Dr	Romulus, MI	—	124	704	178	130	876	1,006	343	1996	(l	)
29050-29062 Airport Dr	Romulus, MI	—	127	718	213	133	925	1,058	297	1996	(l	)
29120-29134 Airport Dr	Romulus, MI	—	161	912	268	169	1,172	1,341	393	1996	(l	)
29200-29214 Airport Dr	Romulus, MI	—	170	963	250	178	1,205	1,383	421	1996	(l	)
9301-9339 Middlebelt Rd	Romulus, MI	—	124	703	291	130	988	1,118	330	1996	(l	)
26980 Trolley Industrial Drive	Taylor, MI	—	450	2,550	(658)	207	2,135	2,342	1,137	1997	(l	)
32975 Capitol Avenue	Livonia, MI	—	135	748	(49)	77	757	834	392	1998	(l	)
2725 S. Industrial Highway	Ann Arbor, MI	—	660	3,654	(1,431)	313	2,570	2,883	1,277	1998	(l	)
32920 Capitol Avenue	Livonia, MI	—	76	422	(98)	27	373	400	161	1998	(l	)
11923 Brookfield Avenue	Livonia, MI	—	120	665	(350)	32	403	435	257	1998	(l	)
11965 Brookfield Avenue	Livonia, MI	—	120	665	(411)	28	346	374	224	1998	(l	)
13405 Stark Road	Livonia, MI	—	46	254	(3)	30	267	297	99	1998	(l	)
1170 Chicago Road	Troy, MI	—	249	1,380	(455)	129	1,045	1,174	501	1998	(l	)
1200 Chicago Road	Troy, MI	—	268	1,483	284	286	1,749	2,035	542	1998	(l	)
450 Robbins Drive	Troy, MI	—	166	920	260	178	1,168	1,346	381	1998	(l	)
1230 Chicago Road	Troy, MI	—	271	1,498	166	289	1,646	1,935	516	1998	(l	)
12886 Westmore Avenue	Livonia, MI	—	190	1,050	(413)	86	741	827	381	1998	(l	)
12898 Westmore Avenue	Livonia, MI	—	190	1,050	(639)	39	562	601	376	1998	(l	)
33025 Industrial Road	Livonia, MI	—	80	442	(331)	6	185	191	160	1998	(l	)
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	265	575	3,212	3,787	1,012	1998	(l	)
32975 Industrial Road	Livonia, MI	—	160	887	(231)	92	724	816	326	1998	(l	)
32985 Industrial Road	Livonia, MI	—	137	761	(368)	46	484	530	271	1998	(l	)
32995 Industrial Road	Livonia, MI	—	160	887	(344)	69	634	703	328	1998	(l	)
12874 Westmore Avenue	Livonia, MI	—	137	761	(203)	58	637	695	347	1998	(l	)
33067 Industrial Road	Livonia, MI	—	160	887	(430)	54	563	617	319	1998	(l	)
1775 Bellingham	Troy, MI	—	344	1,902	365	367	2,244	2,611	685	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

1785 East Maple	Troy, MI	—	92	507	140	98	641	739	185	1998	(l	)
1807 East Maple	Troy, MI	—	321	1,775	(445)	189	1,462	1,651	638	1998	(l	)
980 Chicago	Troy, MI	—	206	1,141	209	220	1,336	1,556	401	1998	(l	)
1840 Enterprise Drive	Rochester Hills, MI	—	573	3,170	(2,280)	49	1,414	1,463	1,069	1998	(l	)
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	146	223	1,290	1,513	412	1998	(l	)
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	735	1,371	7,793	9,164	2,426	1998	(l	)
5500 Enterprise Court	Warren, MI	—	675	3,737	517	721	4,208	4,929	1,304	1998	(l	)
750 Chicago Road	Troy, MI	—	323	1,790	498	345	2,266	2,611	731	1998	(l	)
800 Chicago Road	Troy, MI	—	283	1,567	366	302	1,914	2,216	583	1998	(l	)
850 Chicago Road	Troy, MI	—	183	1,016	261	196	1,264	1,460	404	1998	(l	)
2805 S. Industrial Highway	Ann Arbor, MI	—	318	1,762	276	219	2,137	2,356	823	1998	(l	)
6833 Center Drive	Sterling Heights, MI	—	467	2,583	218	493	2,775	3,268	898	1998	(l	)
32201 North Avis Drive	Madison Heights, MI	—	345	1,911	(1,007)	96	1,153	1,249	681	1998	(l	)
1100 East Mandoline Road	Madison Heights, MI	—	888	4,915	(985)	402	4,416	4,818	1,937	1998	(l	)
30081 Stephenson Highway	Madison Heights, MI	—	271	1,499	(585)	108	1,077	1,185	576	1998	(l	)
1120 John A. Papalas Drive(e)	Lincoln Park, MI	—	366	3,241	202	291	3,518	3,809	1,468	1998	(l	)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	526	1,412	5,897	7,309	1,809	1999	(l	)
22701 Trolley Industrial	Taylor, MI	—	795	—	7,372	849	7,318	8,167	2,028	1999	(l	)
1400 Allen Drive	Troy, MI	—	209	1,154	253	212	1,404	1,616	367	2000	(l	)
1408 Allen Drive	Troy, MI	—	151	834	133	153	965	1,118	264	2000	(l	)
1305 Stephenson Hwy	Troy, MI	—	345	1,907	255	350	2,157	2,507	533	2000	(l	)
32505 Industrial Drive	Madison Heights, MI	—	345	1,910	333	351	2,237	2,588	575	2000	(l	)
1799-1813 Northfield Drive(d)	Rochester Hills, MI	—	481	2,665	297	490	2,953	3,443	784	2000	(l	)
28435 Automation Blvd	Wixom, MI	—	621	—	3,736	628	3,729	4,357	608	2004	(l	)
32200 N Avis Drive	Madison Heights, MI	—	503	3,367	(1,368)	190	2,312	2,502	684	2005	(l	)
100 Kay Industrial Drive	Rion Township, MI	—	677	2,018	682	685	2,692	3,377	925	2005	(l	)
1849 West Maple Road	Troy, MI	—	1,688	2,790	(3,643)	156	679	835	476	2005	(l	)
32650 Capitol Avenue	Livonia, MI	—	282	1,128	(500)	167	743	910	148	2005	(l	)
11800 Sears Drive	Livonia, MI	—	693	1,507	1,156	466	2,890	3,356	942	2005	(l	)
1099 Chicago Road	Troy, MI	—	1,277	1,332	(718)	765	1,126	1,891	639	2005	(l	)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	1,062	2006	(l	)
2441 N. Opdyke Road	Auburn Hills, MI	—	530	737	16	538	745	1,283	277	2006	(l	)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	36	734	2,088	2,822	454	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Houston
2102-2314 Edwards Street	Houston, TX	—	348	1,973	1,698	382	3,637	4,019	1,232	1997	(l	)
3351 Rauch St	Houston, TX	—	272	1,541	560	278	2,095	2,373	581	1997	(l	)
3851 Yale St	Houston, TX	2,150	413	2,343	482	425	2,813	3,238	986	1997	(l	)
3337-3347 Rauch Street	Houston, TX	962	227	1,287	220	233	1,501	1,734	474	1997	(l	)
8505 N Loop East	Houston, TX	1,738	439	2,489	662	449	3,141	3,590	961	1997	(l	)
4749-4799 Eastpark Dr	Houston, TX	2,554	594	3,368	1,316	611	4,667	5,278	1,465	1997	(l	)
4851 Homestead Road	Houston, TX	—	491	2,782	949	504	3,718	4,222	1,134	1997	(l	)
3365-3385 Rauch Street	Houston, TX	1,721	284	1,611	696	290	2,301	2,591	686	1997	(l	)
5050 Campbell Road	Houston, TX	1,693	461	2,610	427	470	3,028	3,498	985	1997	(l	)
4300 Pine Timbers	Houston, TX	—	489	2,769	702	499	3,461	3,960	1,100	1997	(l	)
2500-2530 Fairway Park Drive	Houston, TX	3,446	766	4,342	2,013	792	6,329	7,121	1,767	1997	(l	)
6550 Longpointe	Houston, TX	1,394	362	2,050	469	370	2,511	2,881	803	1997	(l	)
1815 Turning Basin Dr	Houston, TX	1,880	487	2,761	637	531	3,354	3,885	1,084	1997	(l	)
1819 Turning Basin Dr	Houston, TX	—	231	1,308	414	251	1,702	1,953	509	1997	(l	)
1805 Turning Basin Drive	Houston, TX	2,212	564	3,197	810	616	3,955	4,571	1,272	1997	(l	)
9835A Genard Road	Houston, TX	—	1,505	8,333	3,088	1,581	11,345	12,926	2,854	1999	(l	)
9835B Genard Road	Houston, TX	—	245	1,357	646	256	1,992	2,248	556	1999	(l	)
11505 State Highway 225	LaPorte City, TX	4,723	940	4,675	615	940	5,290	6,230	1,100	2005	(l	)
1500 E. Main Street	Houston, TX	—	201	1,328	24	204	1,349	1,553	534	2005	(l	)
700 Industrial Blvd	Sugar Land, TX	—	608	3,679	365	617	4,035	4,652	632	2007	(l	)
7230-7238 Wynnwood	Houston, TX	—	254	764	66	259	825	1,084	212	2007	(l	)
7240-7248 Wynnwood	Houston, TX	—	271	726	77	276	798	1,074	213	2007	(l	)
7250-7260 Wynnwood	Houston, TX	—	200	481	35	203	513	716	121	2007	(l	)
7967 Blankenship	Houston, TX	—	307	1,166	220	307	1,386	1,693	77	2010	(l	)
6400 Long Point	Houston, TX	818	188	898	(6)	188	892	1,080	212	2007	(l	)
12705 S. Kirkwood, Ste 100-150	Stafford, TX	—	154	626	(45)	139	596	735	122	2007	(l	)
12705 S. Kirkwood, Ste 200-220	Stafford, TX	—	404	1,698	19	378	1,743	2,121	351	2007	(l	)
8850 Jameel	Houston, TX	—	171	826	63	171	889	1,060	194	2007	(l	)
8800 Jameel	Houston, TX	—	163	798	(154)	124	683	807	145	2007	(l	)
8700 Jameel	Houston, TX	—	170	1,020	(109)	120	961	1,081	228	2007	(l	)
8600 Jameel	Houston, TX	—	163	818	(20)	163	798	961	137	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	3,428	2,057	16,993	19,050	6,132	1996	(l	)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	679	476	3,265	3,741	1,149	1996	(l	)
1440 Brookville Way	Indianapolis, IN	—	665	3,770	983	685	4,733	5,418	1,889	1996	(l	)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	322	258	1,713	1,971	643	1996	(l	)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	825	601	4,131	4,732	1,577	1996	(l	)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	312	212	1,466	1,678	543	1996	(l	)
1341 Sadlier Circle E Dr	Indianapolis, IN	—	131	743	202	136	940	1,076	327	1996	(l	)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	—	145	822	229	152	1,044	1,196	348	1996	(l	)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	—	218	1,234	330	225	1,557	1,782	557	1996	(l	)
1304 Sadlier Circle E Dr	Indianapolis, IN	—	71	405	188	75	589	664	187	1996	(l	)
1402 Sadlier Circle E Dr	Indianapolis, IN	—	165	934	266	171	1,194	1,365	404	1996	(l	)
1504 Sadlier Circle E Dr	Indianapolis, IN	—	219	1,238	12	146	1,323	1,469	567	1996	(l	)
1365 Sadlier Circle E Dr	Indianapolis, IN	—	121	688	23	91	741	832	304	1996	(l	)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	—	178	1,008	170	166	1,190	1,356	425	1996	(l	)
1335 Sadlier Circle E Dr	Indianapolis, IN	—	81	460	307	85	763	848	308	1996	(l	)
1327 Sadlier Circle E Dr	Indianapolis, IN	—	52	295	88	55	380	435	124	1996	(l	)
1425 Sadlier Circle E Dr	Indianapolis, IN	—	21	117	37	23	152	175	56	1996	(l	)
6951 E 30th St	Indianapolis, IN	—	256	1,449	191	265	1,631	1,896	585	1996	(l	)
6701 E 30th St	Indianapolis, IN	—	78	443	59	82	498	580	180	1996	(l	)
6737 E 30th St	Indianapolis, IN	—	385	2,181	184	398	2,352	2,750	861	1996	(l	)
6555 E 30th St	Indianapolis, IN	3,546	484	4,760	1,393	484	6,153	6,637	2,291	1996	(l	)
8402-8440 E 33rd St	Indianapolis, IN	—	222	1,260	534	230	1,786	2,016	642	1996	(l	)
8520-8630 E 33rd St	Indianapolis, IN	—	326	1,848	206	281	2,099	2,380	805	1996	(l	)
8710-8768 E 33rd St	Indianapolis, IN	—	175	993	533	187	1,514	1,701	537	1996	(l	)
3316-3346 N. Pagosa Court	Indianapolis, IN	1,414	325	1,842	479	335	2,311	2,646	854	1996	(l	)
7901 West 21st St.	Indianapolis, IN	—	1,048	6,027	253	1,048	6,280	7,328	2,132	1997	(l	)
1225 Brookville Way	Indianapolis, IN	—	60	—	462	68	454	522	173	1997	(l	)
6751 E 30th St	Indianapolis, IN	—	728	2,837	292	741	3,116	3,857	1,029	1997	(l	)
9200 East 146th Street	Noblesville, IN	—	181	1,221	1,019	181	2,240	2,421	692	1998	(l	)
6575 East 30th Street	Indianapolis, IN	—	118	—	2,086	128	2,076	2,204	653	1998	(l	)
6585 East 30th Street	Indianapolis, IN	—	196	—	3,206	196	3,206	3,402	1,044	1998	(l	)
9210 E. 146th Street	Noblesville, IN	—	66	684	834	66	1,518	1,584	815	1998	(l	)
5705-97 Park Plaza Ct.	Indianapolis, IN	2,163	600	2,194	456	609	2,641	3,250	655	2003	(l	)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	1,003	544	2,224	2,768	738	2003	(l	)
1133 Northwest L Street	Richmond, IN	1,008	201	1,358	(23)	208	1,328	1,536	524	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

14425 Bergen Blvd	Noblesville, IN	—	647	—	3,861	743	3,765	4,508	495	2007	(l	)
Inland Empire
3411 N. Perris Boulevard	Riverside, CA	—	8,125	7,150	(10,542)	1,838	2,895	4,733	1,842	2007	(l	)
100 West Sinclair	Riverside, CA	—	4,894	3,481	(4,555)	1,818	2,002	3,820	738	2007	(l	)
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	291	2,565	2,801	5,366	333	2008	(l	)
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	105	6,090	7,978	14,068	1,230	2008	(l	)
Los Angeles
1944 Vista Bella Way	Rancho Domingue, CA	3,422	1,746	3,148	584	1,822	3,656	5,478	891	2005	(l	)
2000 Vista Bella Way	Rancho Domingue, CA	1,398	817	1,673	278	853	1,915	2,768	451	2005	(l	)
2835 East Ana Street	Rancho Domingue, CA	2,959	1,682	2,750	82	1,772	2,742	4,514	808	2005	(l	)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,614	2,124	5,219	1,678	2,143	6,878	9,021	1,214	2006	(l	)
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	584	2,902	7,592	10,494	1,214	2006	(l	)
2610&2660 Columbia St	Torrance, CA	4,698	3,008	5,826	181	3,031	5,984	9,015	963	2006	(l	)
433 Alaska Avenue	Torrance, CA	—	681	168	5	684	170	854	101	2006	(l	)
4020 S. Compton Ave	Los Angeles, CA	—	3,800	7,330	71	3,825	7,376	11,201	978	2006	(l	)
21730-21748 Marilla St.	Chatsworth, CA	3,109	2,585	3,210	126	2,608	3,313	5,921	555	2007	(l	)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	675	2007	(l	)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	590	2007	(l	)
3015 East Ana	Rancho Domingue, CA	—	19,678	9,321	7,451	20,144	16,306	36,450	2,316	2007	(l	)
19067 Reyes Ave	Rancho Domingue, CA	—	9,281	3,920	190	9,381	4,010	13,391	805	2007	(l	)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	36	1,441	809	2,250	160	2007	(l	)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(898)	651	526	1,177	138	2007	(l	)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	21	1,229	732	1,961	166	2007	(l	)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	3,234	2,043	3,408	40	2,051	3,440	5,491	567	2007	(l	)
1290 Rancho Conejo Blvd	Thousand Oaks, CA	2,788	1,754	2,949	35	1,761	2,977	4,738	494	2007	(l	)
18201-18291 Santa Fe	Rancho Domingue, CA	—	6,720	—	8,949	6,897	8,772	15,669	671	2008	(l	)
1011 Rancho Conejo	Thousand Oaks, CA	5,762	7,717	2,518	(186)	7,752	2,296	10,048	407	2008	(l	)
2300 Corporate Center Drive	Thousand Oaks, CA	—	6,506	4,885	(5,254)	3,236	2,901	6,137	915	2008	(l	)
20700 Denker Avenue	Rancho Domingue, CA	5,711	5,767	2,538	1,426	5,964	3,768	9,732	597	2008	(l	)
18408 Laurel Park Road	Rancho Domingue, CA	—	2,850	2,850	643	2,874	3,469	6,343	337	2008	(l	)
19021 S. Reyes Ave	Rancho Domingue, CA	—	8,183	7,501	549	8,545	7,688	16,233	561	2008	(l	)
Miami
4700 NW 15th Ave.	Ft. Lauderdale, FL	—	908	1,883	310	912	2,189	3,101	360	2007	(l	)
4710 NW 15th Ave.	Ft. Lauderdale, FL	—	830	2,722	384	834	3,102	3,936	439	2007	(l	)
4720 NW 15th Ave.	Ft. Lauderdale, FL	—	937	2,455	262	942	2,712	3,654	375	2007	(l	)
4740 NW 15th Ave.	Ft. Lauderdale, FL	—	1,107	3,111	261	1,112	3,367	4,479	489	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

4750 NW 15th Ave.	Ft. Lauderdale, FL	—	947	3,079	756	951	3,831	4,782	532	2007	(l	)
4800 NW 15th Ave	Ft. Lauderdale, FL	—	1,092	3,308	359	1,097	3,662	4,759	673	2007	(l	)
Medley Industrial Center	Medley, FL	—	857	3,428	2,978	864	6,399	7,263	594	2007	(l	)
Pan American Business Park	Medley, FL	—	2,521	—	633	828	2,326	3,154	50	2008	(l	)
Milwaukee
N25 W23050 Paul Road	Pewaukee, WI	—	474	2,723	649	265	3,581	3,846	1,802	1994	(l	)
N25 W23255 Paul Road	Pewaukee, WI	2,018	569	3,270	(102)	456	3,281	3,737	1,429	1994	(l	)
6523 N Sydney Place	Glendale, WI	—	172	976	(46)	88	1,014	1,102	538	1995	(l	)
5355 South Westridge Drive	New Berlin, WI	5,489	1,630	7,058	(306)	1,646	6,736	8,382	1,001	2004	(l	)
320-334 W. Vogel Avenue	Milwaukee, WI	—	506	3,199	80	508	3,277	3,785	1,139	2005	(l	)
4950 South 6th Avenue	Milwaukee, WI	—	299	1,565	57	301	1,620	1,921	672	2005	(l	)
1711 Paramount Court	Waukesha, WI	1,329	308	1,762	41	311	1,800	2,111	402	2005	(l	)
17005 W. Ryerson Road	New Berlin, WI	—	403	3,647	16	405	3,661	4,066	1,077	2005	(l	)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	140	366	1,270	1,636	344	2005	(l	)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	—	301	2,150	—	302	2,149	2,451	648	2005	(l	)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(221)	60	533	593	214	2005	(l	)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(387)	1,434	774	2,208	635	2005	(l	)
16600 West Glendale Ave	New Berlin, WI	—	704	1,923	468	715	2,380	3,095	710	2006	(l	)
2905 S. 160th Street	New Berlin, WI	—	261	672	312	265	980	1,245	258	2007	(l	)
2855 S. 160th Street	New Berlin, WI	—	221	628	198	225	822	1,047	304	2007	(l	)
2485 Commerce Drive	New Berlin, WI	—	483	1,516	235	491	1,743	2,234	387	2007	(l	)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	125	445	1,199	1,644	358	2007	(l	)
Rust-Oleum BTS	Kenosha, WI	14,362	4,100	—	23,783	3,212	24,671	27,883	1,338	2008	(l	)
Menomonee Falls-Barry Land	Menomonee Falls, WI	11,203	1,188	—	16,945	1,204	16,929	18,133	845	2008	(l	)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	4,479	1,358	8,622	5,364	1,499	13,845	15,344	8,401	1994	(l	)
7251-7267 Washington Avenue	Edina, MN	—	129	382	624	182	953	1,135	745	1994	(l	)
7301-7325 Washington Avenue	Edina, MN	—	174	391	(70)	193	302	495	75	1994	(l	)
7101 Winnetka Avenue North	Brooklyn Park, MN	5,933	2,195	6,084	3,982	2,228	10,033	12,261	6,173	1994	(l	)
9901 West 74th Street	Eden Prairie, MN	3,480	621	3,289	3,281	639	6,552	7,191	4,718	1994	(l	)
1030 Lone Oak Road	Eagan, MN	2,358	456	2,703	616	456	3,319	3,775	1,251	1994	(l	)
1060 Lone Oak Road	Eagan, MN	3,083	624	3,700	610	624	4,310	4,934	1,844	1994	(l	)
5400 Nathan Lane	Plymouth, MN	2,973	749	4,461	935	757	5,388	6,145	2,173	1994	(l	)
6655 Wedgewood Road	Maple Grove, MN	7,035	1,466	8,342	3,216	1,466	11,558	13,024	4,214	1994	(l	)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,439	315	3,243	3,558	1,042	1995	(l	)
12155 Nicollet Ave.	Burnsville, MN	—	286	—	1,731	288	1,729	2,017	658	1995	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

4100 Peavey Road	Chaska, MN	—	277	2,261	798	277	3,059	3,336	1,061	1996	(l	)
5205 Highway 169	Plymouth, MN	—	446	2,525	427	557	2,841	3,398	1,140	1996	(l	)
7100-7198 Shady Oak Road	Eden Prairie, MN	—	715	4,054	1,910	736	5,943	6,679	1,816	1996	(l	)
7500-7546 Washington Square	Eden Prairie, MN	—	229	1,300	782	235	2,076	2,311	653	1996	(l	)
7550-7558 Washington Square	Eden Prairie, MN	—	153	867	275	157	1,138	1,295	367	1996	(l	)
5240-5300 Valley Industrial Blvd S	Shakopee, MN	—	362	2,049	810	371	2,850	3,221	927	1996	(l	)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	997	434	3,332	3,766	992	1998	(l	)
2530-2570 Kasota Avenue	St. Paul, MN	—	407	2,308	737	435	3,017	3,452	953	1998	(l	)
5775 12th Avenue	Shakopee, MN	4,009	590	—	5,827	590	5,827	6,417	1,708	1998	(l	)
1157 Valley Park Drive	Shakopee, MN	4,486	760	—	6,421	888	6,293	7,181	1,807	1999	(l	)
9600 West 76th Street	Eden Prairie, MN	2,610	1,000	2,450	48	1,034	2,464	3,498	542	2004	(l	)
9700 West 76th Street	Eden Prairie, MN	3,160	1,000	2,709	529	1,038	3,200	4,238	647	2004	(l	)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,808	1,510	10,126	11,636	2,407	2004	(l	)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	(19)	1,009	1,571	2,580	480	2005	(l	)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(3,429)	1,253	3,904	5,157	2,274	2005	(l	)
1087 Park Place	Shakopee, MN	—	1,195	4,891	(622)	1,198	4,266	5,464	635	2005	(l	)
5391 12th Avenue SE	Shakopee, MN	5,084	1,392	8,149	201	1,395	8,347	9,742	1,729	2005	(l	)
4701 Valley Industrial Blvd S	Shakopee, MN	—	1,296	7,157	569	1,299	7,723	9,022	2,016	2005	(l	)
316 Lake Hazeltine Drive	Chaska, MN	—	714	944	57	729	986	1,715	362	2006	(l	)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	(304)	665	2,879	3,544	542	2006	(l	)
1225 Highway 169 North	Plymouth, MN	—	1,190	1,979	391	1,207	2,353	3,560	711	2006	(l	)
7102 Winnetka Avene North	Brooklyn Park, MN	4,534	1,275	—	6,850	1,343	6,782	8,125	931	2007	(l	)
139 Eva Street	St. Paul, MN	—	2,132	3,105	90	2,175	3,152	5,327	352	2008	(l	)
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	(1)	2,289	7,952	10,241	223	2009	(l	)
Nashville
1621 Heil Quaker Boulevard	Nashville, TN	2,455	413	2,383	1,775	430	4,141	4,571	1,860	1995	(l	)
3099 Barry Drive	Portland, TN	—	418	2,368	(745)	240	1,801	2,041	870	1996	(l	)
3150 Barry Drive	Portland, TN	—	941	5,333	5,955	981	11,248	12,229	2,391	1996	(l	)
5599 Highway 31 West	Portland, TN	—	564	3,196	(1,618)	180	1,962	2,142	1,183	1996	(l	)
1650 Elm Hill Pike	Nashville, TN	—	329	1,867	180	300	2,076	2,376	739	1997	(l	)
1931 Air Lane Drive	Nashville, TN	—	489	2,785	397	493	3,178	3,671	1,037	1997	(l	)
4640 Cummings Park	Nashville, TN	—	360	2,040	632	365	2,667	3,032	678	1999	(l	)
1740 River Hills Drive	Nashville, TN	3,398	848	4,383	1,385	888	5,728	6,616	2,040	2005	(l	)
211 Ellery Court	Nashville, TN	2,690	606	3,192	211	616	3,393	4,009	630	2007	(l	)
Rockdale BTS	Gallatin, TN	—	1,778	—	24,267	1,778	24,267	26,045	1,287	2008	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Northern New Jersey
14 World’s Fair Drive	Franklin, NJ	—	483	2,735	610	503	3,325	3,828	1,135	1997	(l	)
12 World’s Fair Drive	Franklin, NJ	—	572	3,240	682	593	3,901	4,494	1,294	1997	(l	)
22 World’s Fair Drive	Franklin, NJ	—	364	2,064	665	375	2,718	3,093	951	1997	(l	)
26 World’s Fair Drive	Franklin, NJ	—	361	2,048	547	377	2,579	2,956	863	1997	(l	)
24 World’s Fair Drive	Franklin, NJ	—	347	1,968	447	362	2,400	2,762	882	1997	(l	)
20 World’s Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,581	691	1,899	2,590	505	1999	(l	)
45 Route 46	Pine Brook, NJ	—	969	5,491	911	978	6,393	7,371	1,770	2000	(l	)
43 Route 46	Pine Brook, NJ	—	474	2,686	435	479	3,116	3,595	741	2000	(l	)
39 Route 46	Pine Brook, NJ	—	260	1,471	191	262	1,660	1,922	433	2000	(l	)
26 Chapin Road	Pine Brook, NJ	4,950	956	5,415	802	965	6,208	7,173	1,619	2000	(l	)
30 Chapin Road	Pine Brook, NJ	4,833	960	5,440	603	969	6,034	7,003	1,629	2000	(l	)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,920	1,534	11,435	12,969	3,037	2000	(l	)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	423	396	2,622	3,018	681	2000	(l	)
55 Route 46	Pine Brook, NJ	—	396	2,244	(478)	300	1,862	2,162	560	2000	(l	)
16 Chapin Rod	Pine Brook, NJ	3,708	885	5,015	440	901	5,439	6,340	1,313	2000	(l	)
20 Chapin Road	Pine Brook, NJ	4,810	1,134	6,426	664	1,154	7,070	8,224	1,815	2000	(l	)
Sayreville Lot 4	Sayreville, NJ	3,573	944	—	4,592	944	4,592	5,536	976	2002	(l	)
Sayreville Lot 3	Sayreville, NJ	—	996	—	5,380	996	5,380	6,376	866	2003	(l	)
309-319 Pierce Street	Somerset, NJ	3,917	1,300	4,628	1,069	1,309	5,688	6,997	1,417	2004	(l	)
Philadelphia
230-240 Welsh Pool Road	Exton, PA	—	154	851	306	170	1,141	1,311	315	1998	(l	)
264 Welsh Pool Road	Exton, PA	—	147	811	306	162	1,102	1,264	348	1998	(l	)
254 Welsh Pool Road	Exton, PA	—	152	842	414	184	1,224	1,408	354	1998	(l	)
251 Welsh Pool Road	Exton, PA	—	144	796	467	159	1,248	1,407	366	1998	(l	)
151-161 Philips Road	Exton, PA	—	191	1,059	298	229	1,319	1,548	411	1998	(l	)
216 Philips Road	Exton, PA	—	199	1,100	412	220	1,491	1,711	408	1998	(l	)
14 McFadden Road	Palmer, PA	1,650	600	1,349	56	625	1,380	2,005	501	2004	(l	)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	(669)	964	5,233	6,197	1,282	2005	(l	)
3240 S. 78th Street	Philadelphia, PA	—	515	1,245	(312)	403	1,045	1,448	311	2005	(l	)
200 Cascade Drive, Bldg. 1	Allen Town, PA	—	2,133	17,562	928	2,769	17,854	20,623	3,292	2007	(l	)
200 Cascade Drive, Bldg. 2	Allen Town, PA	—	310	2,268	233	316	2,495	2,811	385	2007	(l	)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(250)	919	2,547	3,466	839	2008	(l	)
2455 Boulevard of Generals	Norristown, PA	3,579	1,200	4,800	1,088	1,226	5,862	7,088	888	2008	(l	)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	164	396	2,318	2,714	653	1999	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

50 South 56th Street	Chandler, AZ	—	1,206	3,218	352	1,252	3,524	4,776	712	2004	(l	)
4701 W. Jefferson	Phoenix, AZ	2,675	926	2,195	443	929	2,635	3,564	832	2005	(l	)
7102 W. Roosevelt	Phoenix, AZ	—	1,613	6,451	1,107	1,620	7,551	9,171	1,644	2006	(l	)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	150	1,033	2,768	3,801	503	2006	(l	)
245 W. Lodge	Tempe, AZ	—	898	3,066	(2,164)	349	1,451	1,800	366	2007	(l	)
1590 E Riverview Dr.	Phoenix, AZ	—	1,293	5,950	69	1,292	6,020	7,312	588	2008	(l	)
14131 N. Rio Vista Dr.	Peoria, AZ	—	2,563	9,388	1,652	2,563	11,040	13,603	1,221	2008	(l	)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	1,008	2,709	11,978	14,687	1,024	2008	(l	)
3815 W. Washington St.	Phoenix, AZ	4,090	1,675	4,514	146	1,719	4,616	6,335	377	2008	(l	)
690 91st Avenue	Tolleson, AZ	7,548	1,904	6,805	2,617	1,923	9,403	11,326	1,016	2008	(l	)
Salt Lake City
512 Lawndale Drive(i)	Salt Lake City, UT	—	2,705	15,749	2,750	2,705	18,499	21,204	6,146	1997	(l	)
1270 West 2320 South	West Valley, UT	—	138	784	155	143	934	1,077	336	1998	(l	)
1275 West 2240 South	West Valley, UT	—	395	2,241	333	408	2,561	2,969	792	1998	(l	)
1288 West 2240 South	West Valley, UT	—	119	672	125	123	793	916	257	1998	(l	)
2235 South 1300 West	West Valley, UT	—	198	1,120	278	204	1,392	1,596	566	1998	(l	)
1293 West 2200 South	West Valley, UT	—	158	896	94	163	985	1,148	309	1998	(l	)
1279 West 2200 South	West Valley, UT	—	198	1,120	310	204	1,424	1,628	429	1998	(l	)
1272 West 2240 South	West Valley, UT	—	336	1,905	301	347	2,195	2,542	667	1998	(l	)
1149 West 2240 South	West Valley, UT	—	217	1,232	118	225	1,342	1,567	445	1998	(l	)
1142 West 2320 South	West Valley, UT	—	217	1,232	73	225	1,297	1,522	416	1998	(l	)
1152 West 2240 South	West Valley, UT	—	2,067	—	2,551	1,083	3,535	4,618	985	2000	(l	)
2323 South 900 W	Salt Lake City, UT	—	886	2,995	128	898	3,111	4,009	994	2006	(l	)
1815-1957 South 4650 West	Salt Lake City, UT	7,255	1,707	10,873	116	1,713	10,983	12,696	1,649	2006	(l	)
2100 Alexander Street	West Valley, UT	1,187	376	1,670	(21)	376	1,649	2,025	208	2007	(l	)
2064 Alexander Street	West Valley, UT	2,118	864	2,771	112	869	2,878	3,747	437	2007	(l	)
San Diego
16275 Technology Drive	San Diego, CA	—	2,848	8,641	(198)	2,859	8,432	11,291	1,361	2005	(l	)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,563	1,590	13,923	15,513	1,629	2006	(l	)
2325 Camino Vida Roble	Carlsbad, CA	2,192	1,441	1,239	670	1,446	1,904	3,350	329	2006	(l	)
2335 Camino Vida Roble	Carlsbad, CA	1,139	817	762	126	821	884	1,705	184	2006	(l	)
2345 Camino Vida Roble	Carlsbad, CA	806	562	456	86	565	539	1,104	121	2006	(l	)
2355 Camino Vida Roble	Carlsbad, CA	588	481	365	52	483	415	898	98	2006	(l	)
2365 Camino Vida Roble	Carlsbad, CA	1,239	1,098	630	(6)	1,102	620	1,722	155	2006	(l	)
2375 Camino Vida Roble	Carlsbad, CA	1,538	1,210	874	173	1,214	1,043	2,257	274	2006	(l	)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	461	2,895	2,382	5,277	485	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

8572 Spectrum Lane	San Diego, CA	2,252	806	3,225	429	807	3,653	4,460	441	2007	(l	)
13100 Gregg Street	Poway, CA	—	1,040	4,160	474	1,073	4,601	5,674	740	2007	(l	)
Seattle
1901 Raymond Ave SW	Renton, WA	2,046	4,458	2,659	197	4,594	2,720	7,314	357	2008	(l	)
19014 64th Avenue South	Kent, WA	3,160	1,990	3,979	244	2,042	4,172	6,214	497	2008	(l	)
18640 68th Ave. South	Kent, WA	816	1,218	1,950	118	1,258	2,028	3,286	277	2008	(l	)
Puget Sound Terminal 7	Seattle, WA	—	9,139	5,881	476	9,340	6,155	15,495	139	2008	(l	)
Southern New Jersey
8 Springdale Road	Cherry Hill, NJ	—	258	1,436	782	258	2,218	2,476	669	1998	(l	)
111 Whittendale Drive	Morrestown, NJ	1,769	522	2,916	65	522	2,981	3,503	815	2000	(l	)
7851 Airport Highway	Pennsauken, NJ	—	160	508	295	151	812	963	194	2003	(l	)
103 Central	Mt. Laurel, NJ	—	610	1,847	539	619	2,377	2,996	153	2003	(l	)
999 Grand Avenue	Hammonton, NJ	5,120	969	8,793	(3,776)	401	5,585	5,986	2,632	2005	(l	)
7890 Airport Hwy/7015 Central	Pennsauken, NJ	1,318	300	989	511	425	1,375	1,800	510	2006	(l	)
600 Creek Road	Delanco, NJ	—	2,125	6,504	(2,098)	1,475	5,056	6,531	1,660	2007	(l	)
1070 Thomas Busch Mem Hwy	Pennsauken, NJ	2,872	1,054	2,278	328	1,084	2,576	3,660	623	2007	(l	)
1601 Schlumberger Drive	Moorestown, NJ	—	560	2,240	(418)	372	2,010	2,382	452	2007	(l	)
St. Louis
8921-8971 Fost Avenue	Hazelwood, MO	—	431	2,479	521	431	3,000	3,431	1,138	1994	(l	)
9043-9083 Frost Avenue	Hazelwood, MO	—	319	1,838	2,221	319	4,059	4,378	1,074	1994	(l	)
10431-10449 Midwest Industrial Blvd	Olivette, MO	—	237	1,360	371	237	1,731	1,968	665	1994	(l	)
10751 Midwest Industrial Boulevard	Olivette, MO	—	193	1,119	347	194	1,465	1,659	581	1994	(l	)
6951 N Hanley(d)	Hazelwood, MO	—	405	2,295	1,635	419	3,916	4,335	1,269	1996	(l	)
1067 Warson-Bldg A	St. Louis, MO	—	246	1,359	619	251	1,973	2,224	450	2002	(l	)
1067 Warson-Bldg B	St. Louis, MO	—	380	2,103	2,001	388	4,096	4,484	996	2002	(l	)
1067 Warson-Bldg C	St. Louis, MO	—	303	1,680	1,458	310	3,131	3,441	741	2002	(l	)
1067 Warson-Bldg D	St. Louis, MO	—	353	1,952	990	360	2,935	3,295	760	2002	(l	)
6821-6857 Hazelwood Avenue	Berkeley, MO	4,912	985	6,205	854	985	7,059	8,044	1,725	2003	(l	)
13701 Rider Trail North	Earth City, MO	—	800	2,099	498	804	2,593	3,397	598	2003	(l	)
1908-2000 Innerbelt(d)	Overland, MO	7,884	1,590	9,026	633	1,591	9,658	11,249	2,577	2004	(l	)
9060 Latty Avenue	Berkeley, MO	—	687	1,947	(235)	694	1,705	2,399	873	2006	(l	)
21-25 Gateway Commerce Center	Edwardsville, IL	23,773	1,874	31,958	191	1,928	32,095	34,023	3,967	2006	(l	)
6647 Romiss Court	St. Louis, MO	—	230	681	72	241	742	983	145	2008	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to		Gross Amount Carried
					Acquisition or		At Close of Period 12/31/10
			(b)		Completion				Accumulated	Year	Depreciable
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/2010	Constructed	(Years)
		(Dollars in thousands)

Tampa
5313 Johns Road	Tampa, FL	—	204	1,159	241	257	1,347	1,604	480	1997	(l	)
5525 Johns Road	Tampa, FL	—	192	1,086	386	200	1,464	1,664	553	1997	(l	)
5709 Johns Road	Tampa, FL	—	192	1,086	312	200	1,390	1,590	423	1997	(l	)
5711 Johns Road	Tampa, FL	—	243	1,376	191	255	1,555	1,810	522	1997	(l	)
5453 W Waters Avenue	Tampa, FL	—	71	402	133	82	524	606	165	1997	(l	)
5455 W Waters Avenue	Tampa, FL	—	307	1,742	405	326	2,128	2,454	718	1997	(l	)
5553 W Waters Avenue	Tampa, FL	—	307	1,742	417	326	2,140	2,466	717	1997	(l	)
5501 W Waters Avenue	Tampa, FL	—	215	871	447	242	1,291	1,533	463	1997	(l	)
5503 W Waters Avenue	Tampa, FL	—	98	402	287	110	677	787	192	1997	(l	)
5555 W Waters Avenue	Tampa, FL	—	213	1,206	236	221	1,434	1,655	480	1997	(l	)
5557 W Waters Avenue	Tampa, FL	—	59	335	44	62	376	438	120	1997	(l	)
5463 W Waters Avenue	Tampa, FL	—	497	2,751	662	560	3,350	3,910	1,054	1998	(l	)
5461 W Waters	Tampa, FL	—	261	—	1,442	265	1,438	1,703	506	1998	(l	)
5481 W. Waters Avenue	Tampa, FL	—	558	—	2,496	561	2,493	3,054	696	1999	(l	)
4515-4519 George Road	Tampa, FL	2,491	633	3,587	712	640	4,292	4,932	1,005	2001	(l	)
6089 Johns Road	Tampa, FL	883	180	987	73	186	1,054	1,240	249	2004	(l	)
6091 Johns Road	Tampa, FL	696	140	730	120	144	846	990	221	2004	(l	)
6103 Johns Road	Tampa, FL	1,112	220	1,160	140	226	1,294	1,520	313	2004	(l	)
6201 Johns Road	Tampa, FL	1,055	200	1,107	195	205	1,297	1,502	356	2004	(l	)
6203 Johns Road	Tampa, FL	1,297	300	1,460	119	311	1,568	1,879	488	2004	(l	)
6205 Johns Road	Tampa, FL	1,272	270	1,363	95	278	1,450	1,728	265	2004	(l	)
6101 Johns Road	Tampa, FL	902	210	833	127	216	954	1,170	294	2004	(l	)
4908 Tampa West Blvd	Tampa, FL	—	2,622	8,643	(337)	2,635	8,293	10,928	1,917	2005	(l	)
7201-7245 Bryan Dairy Road(d)	Largo, FL	—	1,895	5,408	(1,126)	1,365	4,812	6,177	1,212	2006	(l	)
11701 Belcher Road South	Largo, FL	—	1,657	2,768	(1,701)	752	1,972	2,724	683	2006	(l	)
4900-4914 Creekside Drive(h)	Clearwater, FL	—	3,702	7,338	(3,469)	2,121	5,450	7,571	1,538	2006	(l	)
12345 Starkey Road	Largo, FL	—	898	2,078	(584)	570	1,822	2,392	475	2006	(l	)
Toronto
135 Dundas Street	Cambridge, ON	—	3,128	4,958	(700)	3,179	4,207	7,386	1,705	2005	(l	)
678 Erie Street	Stratford, ON	—	786	557	(236)	829	278	1,107	209	2005	(l	)
114 Packham Rd	Stratford, ON	—	1,000	3,526	55	1,012	3,569	4,581	1,094	2007	(l	)
Other
3501 Maple Street	Abilene, TX	—	67	1,057	482	44	1,562	1,606	1,338	1994	(l	)
4200 West Harry Street(e)	Wichita, KS	—	193	2,224	1,777	532	3,662	4,194	2,509	1994	(l	)
5050 Kendrick Court	Grand Rapids, MI	—	1,721	11,433	(2,675)	694	9,785	10,479	7,173	1994	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to				Gross Amount Carried
					Acquisition or				At Close of Period 12/31/10
			(b)		Completion							Accumulated		Year	Depreciable
	Location	(a)	Initial Cost		and Valuation				Building and			Depreciation		Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision		Land		Improvements		Total	12/31/2010		Constructed	(Years)
		(Dollars in thousands)

5015 52nd Street SE	Grand Rapids, MI	—	234	1,321	(205)		173		1,177		1,350	577		1994	(l	)
2250 Delaware Ave	Des Moines, IA	—	277	1,609	(114)		167		1,605		1,772	651		1998	(l	)
9601A Dessau Road	Austin, TX	1,145	255	—	1,782		366		1,671		2,037	463		1999	(l	)
9601C Dessau Road	Austin, TX	1,367	248	—	2,185		355		2,078		2,433	944		1999	(l	)
9601B Dessau Road	Austin, TX	1,180	248	—	1,852		355		1,745		2,100	524		2000	(l	)
6266 Hurt Road	Horn Lake, MS	—	427	—	3,234		364		3,297		3,661	430		2004	(l	)
6266 Hurt Road Building B	Horn Lake, MS	—	—	—	866		97		769		866	218		2004	(l	)
6301 Hazeltine National Drive	Orlando, FL	4,027	909	4,613	307		920		4,909		5,829	1,150		2005	(l	)
12626 Silicon Drive	San Antonio, TX	3,187	768	3,448	158		779		3,595		4,374	884		2005	(l	)
3100 Pinson Valley Parkway	Birmingham, AL	—	303	742	(215)		225		605		830	193		2005	(l	)
1021 W. First Street, Hwy 93	Sumner, IA	—	99	2,540	(940)		54		1,645		1,699	643		2005	(l	)
1245 N. Hearne Avenue	Shreveport, LA	—	99	1,263	(166)		82		1,114		1,196	391		2005	(l	)
10330 I Street	Omaha, NE	—	1,808	8,340	(1,644)		1,569		6,935		8,504	2,147		2006	(l	)
3200 Pond Station	Jefferson County, KY	—	2,074	—	9,681		2,120		9,635		11,755	895		2007	(l	)
Ozburn Hessey Logistics	Winchester, VA	8,162	2,320	—	10,855		2,401		10,774		13,175	958		2007	(l	)
Pure Fishing BTS	Kansas City, MO	—	4,152	—	13,605		4,228		13,529		17,757	749		2008	(l	)
600 Greene Drive	Greenville, KY	—	294	8,570	3		296		8,571		8,867	2,071		2008	(l	)
Redevelopments/Developements/Developable Land
Redevelopments/Developments/ Developable Land(j)		—	161,040	1,048	(22,255	)(m)	128,642		11,192		139,834	695

Total		$486,399	$736,251	$1,856,424	$537,913		$674,393	(k)	$2,456,196	(k)	$3,130,589	$663,310	(k)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of write-off of fully depreciated assets.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	Comprised of 28 properties.

(j)	These properties represent developable land and redevelopments that have not been placed in service.

(k)

			Gross Amount
	Amounts		Carried At
	Included	Amounts Within	Close of Period
	in Real Estate	Net Investment	December 31,
	Held for Sale	in Real Estate*	2010*

Land	$119,564	$554,829	$674,393
Buildings & Improvements	394,930	2,061,266	2,456,196
Accumulated Depreciation	(153,676)	(509,634)	(663,310)

Subtotal	360,818	2,106,461	2,467,279
Construction in Progress	7,388	2,672	10,060

Net Investment in Real Estate	368,206	2,109,133	2,477,339

Leasing Commissions, Net, Deferred Leasing Intangibles, Net and Deferred Rent Receivable, Net	24,085

Total at December 31, 2010	$392,291

*	Amounts exclude $39,718 of above market and other deferred leasing intangibles, net.

(l)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	8 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease

(m)	Includes foreign currency translation adjustments.

At December 31, 2010, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.1 billion (excluding construction in progress.)

The changes in total real estate assets, including real estate held for sale, for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance, Beginning of Year	$3,351,626	$3,406,729	$3,365,500
Acquisition of Real Estate Assets	17,595	208	319,431
Construction Costs and Improvements	49,881	54,650	186,997
Disposition of Real Estate Assets	(50,929)	(73,015)	(429,106)
Impairment of Real Estate	(194,552)	(6,934)	—
Write-off of Fully Depreciated Assets	(32,972)	(30,012)	(36,093)

Balance, End of Year	$3,140,649	$3,351,626	$3,406,729

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2010 are as follows:

	2010	2009	2008

Balance, Beginning of Year	$597,461	$524,865	$512,781
Depreciation for Year	104,175	112,241	114,795
Disposition of Assets	(5,354)	(9,633)	(66,618)
Write-off of Fully Depreciated Assets	(32,972)	(30,012)	(36,093)

Balance, End of Year	$663,310	$597,461	$524,865

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2011

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Edwin Tyler W. Edwin Tyler	Chairman of the Board of Directors	February 23, 2011

/s/ Bruce W. Duncan Bruce W. Duncan	President, Chief Executive Officer and Director	February 23, 2011

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	February 23, 2011

/s/ Matthew Dominski Matthew Dominski	Director	February 23, 2011

/s/ H. Patrick Hackett, Jr. H. Patrick Hackett, Jr.	Director	February 23, 2011

/s/ Kevin W. Lynch Kevin W. Lynch	Director	February 23, 2011

/s/ John E. Rau John E. Rau	Director	February 23, 2011

/s/ L. Peter Sharpe L. Peter Sharpe	Director	February 23, 2011

/s/ Robert J. Slater Robert J. Slater	Director	February 23, 2011