Form 10-Q
period 2011-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2011-11-04
CIK 921825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No   ☑

Number of shares of Common Stock, $.01 par value, outstanding as of November 2, 2011: 86,622,563.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended September 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited) (In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$613,636	$554,829
Buildings and Improvements	2,273,450	2,061,266
Construction in Progress	15,956	2,672
Less: Accumulated Depreciation	(631,330)	(509,634)

Net Investment in Real Estate	2,271,712	2,109,133

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $61,354 and $165,211	161,122	392,291
Cash and Cash Equivalents	47,913	25,963
Restricted Cash	—	117
Tenant Accounts Receivable, Net	3,452	3,064
Investments in Joint Ventures	1,492	2,451
Deferred Rent Receivable, Net	46,395	37,878
Deferred Financing Costs, Net	13,429	15,351
Deferred Leasing Intangibles, Net	39,374	39,718
Prepaid Expenses and Other Assets, Net	114,843	124,088

Total Assets	$2,699,732	$2,750,054

LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$695,337	$486,055
Senior Unsecured Notes, Net	657,519	879,529
Unsecured Credit Facility	161,000	376,184
Mortgage Loan Payable on Real Estate Held for Sale, Net, Inclusive of $0 and $6 of Accrued Interest	—	1,014
Accounts Payable, Accrued Expenses and Other Liabilities, Net	66,332	67,326
Deferred Leasing Intangibles, Net	16,788	18,519
Rents Received in Advance and Security Deposits	26,183	27,367
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $811 and $2,668	994	1,916

Total Liabilities	1,624,153	1,857,910

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized; 90,946,677 and 73,165,410 shares issued; and 86,622,563 and 68,841,296 shares outstanding)	909	732
Additional Paid-in-Capital	1,810,130	1,608,014
Distributions in Excess of Accumulated Earnings	(629,170)	(606,511)
Accumulated Other Comprehensive Loss	(12,649)	(15,339)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,029,202	846,878
Noncontrolling Interest	46,377	45,266

Total Equity	1,075,579	892,144

Total Liabilities and Equity	$2,699,732	$2,750,054

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$59,053	$58,058	$177,574	$176,516
Tenant Recoveries and Other Income	17,740	17,924	55,022	58,659
Construction Revenues	—	271	—	541

Total Revenues	76,793	76,253	232,596	235,716

Expenses:
Property Expenses	25,443	24,743	79,039	79,062
General and Administrative	5,016	4,939	15,053	21,231
Restructuring Costs	—	338	1,553	1,549
Impairment of Real Estate	(789)	77,906	(9,413)	87,061
Depreciation and Other Amortization	32,981	31,538	88,898	93,112
Construction Expenses	—	247	—	456

Total Expenses	62,651	139,711	175,130	282,471

Other Income (Expense):
Interest Income	1,167	1,037	3,034	3,120
Interest Expense	(24,446)	(25,542)	(76,931)	(78,739)
Amortization of Deferred Financing Costs	(1,075)	(798)	(3,237)	(2,412)
Mark-to-Market Loss on Interest Rate Protection Agreements	(1,372)	(330)	(1,560)	(1,788)
Loss on Retirement of Debt	(345)	(19)	(4,604)	(3,984)
Foreign Currency Exchange Loss	(332)	—	(332)	(190)

Total Other Income (Expense)	(26,403)	(25,652)	(83,630)	(83,993)

Loss from Continuing Operations Before Equity in Income (Loss) of Joint Ventures, Gain on Sale of Joint Venture Interests, Gain on Change in Control of Interests and Income Tax Benefit (Provision)	(12,261)	(89,110)	(26,164)	(130,748)
Equity in Income (Loss) of Joint Ventures	772	(398)	907	(275)
Gain on Sale of Joint Venture Interests	—	9,874	—	9,874
Gain on Change in Control of Interests	—	—	689	—
Income Tax Benefit (Provision)	327	247	(458)	(2,109)

Loss from Continuing Operations	(11,162)	(79,387)	(25,026)	(123,258)
Discontinued Operations:
(Loss) Income from Discontinued Operations	(12)	(84,833)	3,374	(82,912)
Gain on Sale of Real Estate	6,010	1,949	13,351	9,568
Provision for Income Taxes Allocable to Discontinued Operations	—	—	(1,959)	—

Total Discontinued Operations	5,998	(82,884)	14,766	(73,344)
Loss Before Gain (Loss) on Sale of Real Estate	(5,164)	(162,271)	(10,260)	(196,602)
Gain (Loss) on Sale of Real Estate	1,370	(214)	1,370	858
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(743)	—	(124)	(660)

Net Loss	(4,537)	(162,485)	(9,014)	(196,404)
Less: Net Loss Attributable to the Noncontrolling Interest	547	13,100	1,490	16,557

Net Loss Attributable to First Industrial Realty Trust, Inc.	(3,990)	(149,385)	(7,524)	(179,847)
Less: Preferred Stock Dividends	(4,928)	(4,884)	(14,802)	(14,823)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(8,918)	$(154,269)	$(22,326)	$(194,670)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.17)	$(1.23)	$(0.46)	$(2.03)

Income (Loss) From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.07	$(1.21)	$0.18	$(1.08)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.10)	$(2.44)	$(0.28)	$(3.11)

Weighted Average Shares Outstanding	85,930	63,100	78,821	62,583

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		(Unaudited)
	(In thousands)
Net Loss	$(4,537)	$(162,485)	$(9,014)	$(196,404)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision	—	1,577	—	990
Amortization of Interest Rate Protection Agreements	531	535	1,633	1,563
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	541	(24)	2,889	(182)
Reclassification of Foreign Exchange Loss on Substantial Liquidation of Foreign Entities, Net of Income Benefit	179	—	179	—
Foreign Currency Translation Adjustment, Net of Income Tax Benefit (Provision)	(1,160)	19	(1,586)	721

Comprehensive Loss	(4,446)	(160,378)	(5,899)	(193,312)
Comprehensive Loss Attributable to Noncontrolling Interest	551	12,937	1,296	16,316

Comprehensive Loss Attributable to First Industrial Realty Trust, Inc.	$(3,895)	$(147,441)	$(4,603)	$(176,996)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Shares At Cost	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
					(Unaudited) (In thousands)
Balance as of December 31, 2010	$—	$732	$1,608,014	$(140,018)	$(606,511)	$(15,339)	$45,266	$892,144
Issuance of Common Stock, Net of Issuance Costs	—	174	202,199	—	—	—	—	202,373
Stock Based Compensation Activity	—	2	2,094	—	(333)	—	—	1,763
Conversion of Units to Common Stock	—	1	884	—	—	—	(885)	—
Reallocation — Additional Paid in Capital	—	—	(3,061)	—	—	—	3,061	—
Preferred Dividends	—	—	—	—	(14,802)	—	—	(14,802)
Comprehensive Loss:
Net Loss	—	—	—	—	(7,524)	—	(1,490)	(9,014)
Reallocation — Other Comprehensive Loss	—	—	—	—	—	(231)	231	—
Other Comprehensive Income	—	—	—	—	—	2,921	194	3,115
Balance as of September 30, 2011	$—	$909	$1,810,130	$(140,018)	$(629,170)	$(12,649)	$46,377	$1,075,579

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,014)	$(196,404)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	70,655	81,263
Amortization of Deferred Financing Costs	3,237	2,412
Other Amortization	26,742	30,934
Impairment of Real Estate, Net	(2,303)	173,017
Provision for Bad Debt	1,019	1,564
Equity in (Income) Loss of Joint Ventures	(907)	275
Distributions from Joint Ventures	949	2,087
Gain on Sale of Real Estate	(14,721)	(10,426)
Gain on Sale of Joint Venture Interests	—	(9,874)
Gain on Change in Control of Interests	(689)	—
Loss on Retirement of Debt	4,604	3,984
Prepayment Premiums Associated with Retirement of Debt	(1,268)	—
Mark-to-Market Loss on Interest Rate Protection Agreements	1,560	1,788
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(633)	(4,472)
Increase in Deferred Rent Receivable	(5,746)	(4,927)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(4,338)	(7,823)
Decrease (Increase) in Restricted Cash	117	(25)
Payments of Premiums and Discounts Associated with Senior Unsecured Notes	(5,157)	(6,279)

Net Cash Provided by Operating Activities	64,107	57,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(60,950)	(68,584)
Net Proceeds from Sales of Investments in Real Estate	70,080	60,795
Contributions to and Investments in Joint Ventures	(26)	(752)
Distributions and Sales Proceeds from Joint Venture Interests	717	10,868
Repayment of Notes Receivable	10,173	1,206
Increase in Lender Escrows	(318)	(669)

Net Cash Provided by Investing Activities	19,676	2,864

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(3,304)	(1,630)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	202,845	10,341
Repurchase and Retirement of Restricted Stock	(1,001)	(298)
Preferred Stock Dividends	(15,254)	(15,275)
Payments on Interest Rate Swap Agreement	(381)	(287)
Costs Associated with Retirement of Debt	—	(1,008)
Proceeds from Origination of Mortgage Loans Payable	255,900	95,780
Repayments on Mortgage Loans Payable	(66,927)	(6,078)
Repayments on Senior Unsecured Notes	(217,522)	(241,642)
Proceeds from Unsecured Credit Facility	235,500	51,500
Repayments on Unsecured Credit Facility	(451,553)	(10,341)

Net Cash Used in Financing Activities	(61,697)	(118,938)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(136)	136
Net Increase (Decrease) in Cash and Cash Equivalents	22,086	(58,980)
Cash and Cash Equivalents, Beginning of Period	25,963	182,943

Cash and Cash Equivalents, End of Period	$47,913	$124,099

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 94.3% ownership interest at September 30, 2011, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. Noncontrolling interest at September 30, 2011, of approximately 5.7% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

As of September 30, 2011, we owned 745 industrial properties located in 26 states in the United States and one province in Canada, containing an aggregate of approximately 66.9 million square feet of gross leasable area (“GLA”).

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2010 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2010 audited financial statements included in our 2010 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2011 and December 31, 2010, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2011 and September 30, 2010. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2011 and December 31, 2010, and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2011 and September 30, 2010, and our cash flows for each of the nine months ended September 30, 2011 and September 30, 2010, and all adjustments are of a normal recurring nature.

Franchise Taxes

During 2005, we recorded a $745 franchise tax reserve related to a potential state franchise tax assessment for the 1996-2001 tax years. During the nine months ended September 30, 2011, we received a refund from the state, representing amounts paid during 2006 related to the 1996-2001 tax years. Based on the refund received and discussions with the taxing authorities, as of September 30, 2011, management believes that it is unlikely that any franchise tax amounts will be assessed by the state for such tax years. As such, during the nine months ended September 30, 2011, we have reversed $745 of franchise taxes. Franchise taxes are recorded within general and administrative expense.

3. Investment in Real Estate

Acquisition

During the nine months ended September 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 4). The gross agreed-upon fair value for the real estate was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $689 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

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

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired during the nine months ended September 30, 2011 and September 30, 2010, which is recorded as deferred leasing intangibles, is as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In-Place Leases	$2,511	$1,782
Above Market Leases	$2,883	$239
Tenant Relationships	$1,553	$1,881

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired during the nine months ended September 30, 2011 and September 30, 2010 is as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
In-Place Leases	56	100
Above Market Leases	56	88
Tenant Relationships	116	165

Sales and Discontinued Operations

During the nine months ended September 30, 2011, we sold 30 industrial properties comprising approximately 2.4 million square feet of GLA and one land parcel. Gross proceeds from the sales of the 30 industrial properties and the one land parcel were approximately $74,264. Included in the 30 industrial properties sold is one industrial property totaling approximately 0.4 million square feet of GLA that we transferred title to a lender in satisfaction of a non-recourse mortgage loan (See Note 5). The gain on sale of real estate was approximately $14,721, of which $13,351 is shown in discontinued operations. The 30 industrial properties sold meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 30 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria to be included in discontinued operations are included in continuing operations.

At September 30, 2011, we had 76 industrial properties comprising approximately 7.0 million square feet of GLA and several land parcels held for sale. The results of operations of the 76 industrial properties held for sale at September 30, 2011 are included in discontinued operations. There can be no assurance that such industrial properties or land parcels held for sale will be sold.

Income from discontinued operations for the nine months ended September 30, 2010 reflects the results of operations of the 30 industrial properties that were sold during the nine months ended September 30, 2011, the results of operations of 13 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, the results of operations of the 76 industrial properties identified as held for sale at September 30, 2011 and the gain on sale of real estate relating to nine industrial properties and one land parcel that received ground rental revenues that were sold during the nine months ended September 30, 2010.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Total Revenues	$6,729	$8,634	$21,628	$26,943
Property Expenses	(2,879)	(3,605)	(9,139)	(11,186)
Impairment of Real Estate, Net	(3,309)	(85,956)	(7,110)	(85,956)
Depreciation and Amortization	(553)	(3,839)	(1,942)	(12,511)
Interest Expense	—	(67)	(63)	(202)
Gain on Sale of Real Estate	6,010	1,949	13,351	9,568
Provision for Income Taxes	—	—	(1,959)	—

Income (Loss) from Discontinued Operations	$5,998	$(82,884)	$14,766	$(73,344)

At September 30, 2011 and December 31, 2010, we had notes receivable outstanding of approximately $49,957 and $58,803, net of a discount of $335 and $383, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At September 30, 2011 and December 31, 2010, the fair value of the notes receivable was $52,258 and $60,944, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

Impairment Charges

On October 22, 2010, we amended our unsecured revolving credit facility (as amended, the “Unsecured Credit Facility”). In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to sell. At September 30, 2011, the Non-Strategic Assets consisted of 135 industrial properties comprising approximately 11.4 million square feet of GLA and land parcels comprising approximately 494 acres. Seventy-four industrial properties comprising approximately 7.0 million square feet of GLA and land parcels comprising approximately 479 acres of the Non-Strategic Assets were classified as held for sale as of September 30, 2011.

The net impairment charges for assets that qualify to be classified as held for sale at September 30, 2011 were calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. The net impairment charges recorded during the three and nine months ended September 30, 2011 are due to updated fair market values for certain of the Non-Strategic Assets whose estimated fair market values have changed since December 31, 2010. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Impairment charges or reversals and/or catch-up depreciation and amortization were recorded during the three and nine months ended September 30, 2011, as applicable, for these assets that are no longer classified as held for sale. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses on expected cash flows, internal valuations of real estate and third party offers.

During the three and nine months ended September 30, 2011 and September 30, 2010, we recorded the following net non-cash impairment charges:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Operating Properties — Held for Sale and Sold Assets	$(3,309)	$(85,956)	$(7,110)	$(85,956)

Impairment — Discontinued Operations	$(3,309)	$(85,956)	$(7,110)	$(85,956)

Land Parcels — Held for Sale and Sold Assets	$(51)	$(2,659)	$5,828	$(2,659)
Operating Properties — Held for Use	749	(63,626)	2,899	(72,781)
Land Parcels — Held for Use	91	(11,621)	686	(11,621)

Impairment — Continuing Operations	$789	$(77,906)	$9,413	$(87,061)

Total Net Impairment	$(2,520)	$(163,862)	$2,303	$(173,017)

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

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 and September 30, 2010. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Nine Months Ended September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale*	$81,262	—	—	$81,262	$(7,652)
Long-lived Assets Held and Used*	$8,844	—	—	$8,844	(1,161)

					$(8,813)

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Nine Months Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale	$1,833	—	—	$1,833	$(1,505)
Long-lived Assets Held and Used**	$253,677	—	—	$253,677	$(162,357)

					$(163,862)

*	Excludes industrial properties and land parcels for which an impairment reversal of $11,116 was recorded during the nine months ended September 30, 2011 since the related assets are recorded at carrying value, which is lower than estimated fair value at September 30, 2011.
**	Excludes an industrial property for which an impairment charge of $9,155 was recorded during the nine months ended September 30, 2010 since the industrial property was recorded at its carrying value at September 30, 2010.

4. Investments in Joint Ventures

On May 26, 2011, we acquired the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (See Note 3).

At September 30, 2011, the 2003 Net Lease Joint Venture owned seven industrial properties comprising approximately 3.4 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board’s (the “FASB”) guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of September 30, 2011, our investment in the 2003 Net Lease Joint Venture is $1,492. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of September 30, 2011, the 2007 Europe Joint Venture did not own any properties.

At September 30, 2011 and December 31, 2010, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $414 and $2,857, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three and nine months ended September 30, 2011 and September 30, 2010, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from our Joint Ventures (and/or our former Joint Venture partners) in the following amounts:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Contributions	$10	$338	$26	$752
Distributions	$1,397	$6,688	$1,666	$12,955
Fees	$113	$764	$700	$4,805

5. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at	Effective Interest Rate at
	September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2011	Maturity Date
Mortgage and Other Loans Payable, Net*	$695,337	$486,055	4.45% - 9.25%	4.45% - 9.25%	January 2012 - October 2021
Unamortized Premiums*	(330)	(358)

Mortgage and Other Loans Payable, Gross	$695,007	$485,697

Senior Unsecured Notes, Net
2016 Notes	$159,940	$159,899	5.750%	5.91%	01/15/16
2017 Notes	64,715	87,195	7.500%	7.52%	12/01/17
2027 Notes	6,065	13,559	7.150%	7.11%	05/15/27
2028 Notes	130,889	189,869	7.600%	8.13%	07/15/28
2012 Notes	61,806	61,774	6.875%	6.85%	04/15/12
2032 Notes	34,679	34,667	7.750%	7.87%	04/15/32
2014 Notes	87,755	86,792	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	—	128,137	4.625%	5.53%	09/15/11
2017 II Notes	111,670	117,637	5.950%	6.37%	05/15/17

Subtotal	$657,519	$879,529
Unamortized Discounts	5,065	6,980

Senior Unsecured Notes, Gross	$662,584	$886,509

Unsecured Credit Facility	$161,000	$376,184	3.341%	3.341%	09/28/12

*	Excludes $1,008 of Mortgage Loan Payable on Real Estate Held for Sale, inclusive of $48 of unamortized premium as of December 31, 2010.

On February 10, 2011, we paid off and retired prior to maturity a secured mortgage loan maturing in September 2012 in the amount of $14,520. On March 9, 2011, we paid off and retired prior to maturity a secured mortgage loan maturing in December 2014 in the amount of $18,662. On April 1, 2011, we paid off and retired prior to maturity a secured mortgage loan maturing in October 2014 in the amount of $27,389. In connection with the early payoffs, for the nine months ended September 30, 2011, we recorded a loss on retirement of debt of $2,130 related to prepayment premiums and the write-off of unamortized loan fees.

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

On September 20, 2011, we transferred title to a property totaling approximately 0.4 million square feet of GLA and an escrow balance in the amount of $1,845 to a lender in satisfaction of a $5,040 non-recourse mortgage loan. We recognized a $147 loss related to the transaction, which is included in loss on retirement of debt for the three months ended September 30, 2011.

On September 23, 2011, we obtained 11 secured mortgage loans aggregating $77,600. The mortgage loans are cross-collateralized by 24 industrial properties totaling approximately 2.3 million square feet of GLA. The mortgage loans bear interest at a fixed rate of 4.85%, principal payments are amortized over 30 years and the loans mature in October 2021. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.

As of September 30, 2011, Mortgage and Other Loans Payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $898,264 and one letter of credit in the amount of $889.

During the nine months ended September 30, 2011, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2017 Notes	$22,500	$22,387
2017 II Notes	6,000	5,550
2027 Notes	7,500	7,500
2028 Notes	59,025	58,341

	$95,025	$93,778

In connection with these repurchases prior to maturity, we recognized $2,327 as loss on retirement of debt for the nine months ended September 30, 2011, which is the difference between the repurchase price of $93,778 and the principal amount retired of $95,025, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $69, $616 and $2,889, respectively.

On September 15, 2011, we paid off and retired our 2011 Exchangeable Notes, at maturity, in the amount of $128,900.

During June 2011, we made a permanent repayment of $100,000 on the term loan of our Unsecured Credit Facility.

The following is a schedule of the stated maturities and scheduled principal payments as of September 30, 2011 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2011	$2,969
2012	237,605
2013	13,164
2014	157,207
2015	62,088
Thereafter	1,045,558

Total	$1,518,591

The Unsecured Credit Facility and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. We believe that we were in compliance with these financial covenants as of September 30, 2011, and we anticipate that we will be able to operate in compliance with these financial covenants throughout 2011. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Fair Value

At September 30, 2011 and December 31, 2010, the fair values of our indebtedness were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, including mortgages Held for Sale	$695,337	$743,627	$487,063	$548,696
Senior Unsecured Notes	657,519	640,889	879,529	851,771
Unsecured Credit Facility	161,000	162,288	376,184	376,184

Total	$1,513,856	$1,546,804	$1,742,776	$1,776,651

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our mortgage and other loans payable was primarily based upon Level 3 inputs. The fair value of the senior unsecured notes was determined by quoted market prices (Level 1) or, for certain senior unsecured notes that are thinly traded, were based upon reported transactions for notes with comparable maturities (Level 2). The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The current market rate utilized for our Unsecured Credit Facility was internally estimated; therefore, we have concluded that our determination of fair value was primarily based upon Level 3 inputs.

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

On March 3, 2011, we announced an underwritten public offering of 8,900,000 shares of the Company’s common stock at a price of $11.40 per share to the public. Gross offering proceeds upon settlement on March 9, 2011 were $101,460 in the aggregate. Proceeds to us, net of underwriter’s discount of $890 and total expenses of $166, were approximately $100,404.

On February 28, 2011, we entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the three months ended September 30, 2011, we did not issue any shares of the Company’s common stock under the ATM. During the nine months ended September 30, 2011, we issued 115,856 shares of the Company’s common stock under the ATM for approximately $1,391, net of $28 paid to the sales agent. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the nine months ended September 30, 2011, 100,618 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $885 of Noncontrolling Interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Noncontrolling Interest for the nine months ended September 30, 2011 and September 30, 2010:

	September 30, 2011	September 30, 2010
Noncontrolling Interest, Beginning of Period	$45,266	$64,806
Net Loss	(1,490)	(16,557)
Other Comprehensive Income	194	241

Comprehensive Loss	(1,296)	(16,316)

Conversion of Units to Common Stock	(885)	(294)
Reallocation — Additional Paid In Capital	3,061	(523)
Reallocation — Other Comprehensive Income	231	49

Noncontrolling Interest, End of Period	$46,377	$47,722

Restricted Stock:

During the nine months ended September 30, 2011 and September 30, 2010, we awarded 292,339 and 573,198 shares, respectively, of restricted common stock to certain employees. The restricted common stock had a fair value of approximately $3,248 and $3,336, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,042 and $1,390 for the three months ended September 30, 2011 and September 30, 2010, respectively, and $2,768 and $4,667 for the nine months ended September 30, 2011 and September 30, 2010, respectively, in compensation expense related to restricted stock/unit awards. At September 30, 2011, we have $6,267 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.89 year.

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the third quarter of 2011, the new coupon rate was 6.655%. See Note 10 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Dividend/ Distribution per Share	Total Dividend
Series F Preferred Stock	$5,139.85	$2,570
Series G Preferred Stock	$5,427.00	$1,357
Series J Preferred Stock	$13,593.90	$8,156
Series K Preferred Stock	$13,593.90	$2,719

7. Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Supplemental schedule of non-cash investing and financing activities:
Exchange of Units for common stock:
Noncontrolling interest	$(885)	$(294)
Common stock	1	—
Additional paid-in-capital	884	294

	$—	$—

Write-off of fully depreciated assets	$(34,644)	$(42,433)

In conjunction with a property acquisition, the following mortgage loan was assumed:
Mortgage loan payable	$(24,417)	$—

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$1,279	$—

8. Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Numerator:
Loss from Continuing Operations, Net of Income Tax	$(11,162)	$(79,387)	$(25,026)	$(123,258)
Noncontrolling Interest Allocable to Continuing Operations	927	6,651	2,492	10,823
Gain (Loss) on Sale of Real Estate, Net of Income Tax	627	(214)	1,246	198
Noncontrolling Interest Allocable to Gain (Loss) on Sale of Real Estate	(36)	17	(78)	(16)
Preferred Stock Dividends	(4,928)	(4,884)	(14,802)	(14,823)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(14,572)	$(77,817)	$(36,168)	$(127,076)

Income (Loss) from Discontinued Operations, Net of Income Tax	$5,998	$(82,884)	$14,766	$(73,344)
Noncontrolling Interest Allocable to Discontinued Operations	(344)	6,432	(924)	5,750

Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$5,654	$(76,452)	$13,842	$(67,594)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(8,918)	$(154,269)	$(22,326)	$(194,670)

Denominator:
Weighted Average Shares — Basic and Diluted	85,930,470	63,100,012	78,821,342	62,583,149

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.17)	$(1.23)	$(0.46)	$(2.03)

Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.07	$(1.21)	$0.18	$(1.08)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.10)	$(2.44)	$(0.28)	$(3.11)

Participating securities include unvested restricted stock awards outstanding that participate in non-forfeitable dividends of the Company.

	Unvested Awards Outstanding at September 30, 2011	Allocation of Net Income Available to Participating Securities For the Three and Nine Months Ended September 30, 2011	Unvested Awards Outstanding at September 30, 2010	Allocation of Net Income Available to Participating Securities For the Three and Nine Months Ended September 30, 2010
Participating Securities:
Restricted Stock Awards	688,708	$—	665,632	$—

Participating security holders are not obligated to share in losses. Therefore, none of the loss was allocated to participating securities for the three and nine months ended September 30, 2011 and September 30, 2010.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and nine months ended September 30, 2011 and September 30, 2010, as the effect of stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were could be dilutive in future periods:

	Number of Awards Outstanding At September 30, 2011	Number of Awards Outstanding At September 30, 2010
Non-Participating Securities:
Restricted Stock Unit Awards	923,700	1,162,800
Options	25,201	98,701

9. Restructuring Costs

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. The following summarizes our restructuring costs for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Pre-tax restructuring costs:
Employee severance and benefits*	$—	$(33)	$—	$775
Termination of certain office leases	—	156	1,200	239
Other	—	215	353	535

Total restructuring costs	$—	$338	$1,553	$1,549

*	The three and nine months ended September 30, 2010 includes $(33) and $156, respectively, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.

At September 30, 2011 and December 31, 2010, we have $2,304 and $1,574, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net primarily related to remaining payments under certain lease obligations.

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

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets at the beginning of every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the third quarter of 2011 the new coupon rate was 6.655%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. Quarterly payments or receipts are treated as a component of the mark to market gains or losses. For the three and nine months ended September 30, 2011, Mark-to-Market Loss on Interest Rate Protection Agreements includes quarterly payments totaling $106 and $294, respectively and for the three and nine months ended September 30, 2010, payments totaling $163 and $298, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,234 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of September 30, 2011	Fair Value As of December 31, 2010
Derivatives not designated as hedging instruments:
Series F Agreement*.	$50,000	5.2175%	October 2008	October 1, 2013	$(1,789)	$(523)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of September 30, 2011 and December 31, 2010, the outstanding payable was $106 and $194, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and nine months ended September 30, 2011 and September 30, 2010:

		Three Months Ended		Nine Months Ended
Interest Rate Products	Location on Statement	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$—	$1,577	$—	$990
Amortization Reclassified from OCI into Earnings	Interest Expense	$(531)	$(535)	$(1,633)	$(1,563)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at September 30, 2011	$(1,789)	—	—	$(1,789)
Series F Agreement at December 31, 2010	$(523)	—	—	$(523)

The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements including the period to maturity. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate of 5.2175% for floating rate payments based on the 30-year U.S. Treasury rate. No market observable prices exist for long-dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as a Level 3.

The following table presents a reconciliation of our liabilities classified as Level 3 at September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Beginning liability balance at December 31, 2010	$(523)
Total unrealized losses:
Mark-to-Market of the Series F Agreement	(1,266)

Ending liability balance at September 30, 2011	$(1,789)

11. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

12. Subsequent Events

On October 21, 2011, we sold one industrial property for approximately $480. There were no industrial properties acquired during this period.

From October 1, 2011 to October 12, 2011, we repurchased and retired $6,000 of our senior unsecured notes maturing in 2028 for a payment of $5,520 and repurchased and retired $1,144 of our senior unsecured notes maturing in 2014 for payments totaling $1,143. In connection with the partial retirements, we will recognize approximately $93 as a net gain on retirement of debt.

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 94.3% ownership interest at September 30, 2011 and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. Noncontrolling interest at September 30, 2011 of approximately 5.7% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

As of September 30, 2011, we owned 745 industrial properties located in 26 states in the United States and one province in Canada, containing an aggregate of approximately 66.9 million square feet of gross leasable area (“GLA”).

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

First Industrial Realty Trust, Inc.

311 S. Wacker, Suite 3900

Chicago, IL 60606

Attn: Investor Relations

MANAGEMENT’S OVERVIEW

We believe our financial condition and results of operations are, primarily, a function of our performance in five key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties, debt reduction and access to external capital.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $22.3 million and $194.7 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $0.28 per share and $3.11 per share for the nine months ended September 30, 2011 and September 30, 2010, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2011 and September 30, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through September 30, 2011, and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through September 30, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2010 or b) placed in service prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with certain subsidiaries of the Company acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

For the nine months ended September 30, 2011 and September 30, 2010, the average occupancy rates of our same store properties were 85.4% and 81.7%, respectively.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$244,150	$245,399	$(1,249)	(0.5)%
Acquired Properties	2,340	629	1,711	272.0%
Sold Properties	4,152	8,362	(4,210)	(50.3)%
(Re)Developments and Land, Not Included Above	514	176	338	192.0%
Other	3,068	7,552	(4,484)	(59.4)%

	$254,224	$262,118	$(7,894)	(3.0)%
Discontinued Operations	(21,628)	(26,943)	5,315	(19.7)%

Subtotal Revenues	$232,596	$235,175	$(2,579)	(1.1)%

Construction Revenues	—	541	(541)	(100.0)%

Total Revenues	$232,596	$235,716	$(3,120)	(1.3)%

Revenues from same store properties decreased $1.2 million due primarily to a decrease in rental rates, offset by an increase in occupancy. Revenues from acquired properties increased $1.7 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $4.2 million due to the 43 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 3.5 million square feet of GLA. Revenues from (re)developments and land increased $0.3 million primarily due to an increase in occupancy. Other revenues decreased $4.5 million due primarily to a decrease in asset management and property management fees earned from our Joint Ventures due to the disposition of our equity interests in five of our Joint Ventures during 2010. Construction revenues decreased $0.5 million primarily due to the substantial completion prior to September 30, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$76,870	$76,508	$362	0.5%
Acquired Properties	450	111	339	305.4%
Sold Properties	1,914	3,423	(1,509)	(44.1)%
(Re)Developments and Land, Not Included Above	795	807	(12)	(1.5)%
Other	8,149	9,399	(1,250)	(13.3)%

	$88,178	$90,248	$(2,070)	(2.3)%
Discontinued Operations	(9,139)	(11,186)	2,047	(18.3)%

Total Property Expenses	$79,039	$79,062	$(23)	0.0%

Construction Expenses	—	456	(456)	(100.0)%

Total Property and Construction Expenses	$79,039	$79,518	$(479)	(0.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land remained relatively unchanged. The $1.3 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a reduction in employee headcount. Construction expenses decreased $0.5 million primarily due to the substantial completion prior to September 30, 2010 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $6.2 million, or 29.1%, due primarily to a decrease in compensation expense resulting from the reduction in employee headcount that occurred in 2010, a decrease in lawsuit settlement expense and a decrease in franchise tax expense primarily due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years.

For the nine months ended September 30, 2011, we incurred $1.6 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan.

For the nine months ended September 30, 2010, we incurred $1.5 million in restructuring charges to provide for employee severance and benefits ($0.8 million), costs associated with the termination of certain office leases ($0.2 million) and other costs ($0.5 million) associated with implementing our restructuring plan.

On October 22, 2010, we amended our Unsecured Credit Facility. In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to sell. At December 31, 2010, all of the Non-Strategic Assets, which consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 acres, were classified as held for sale (except one industrial property comprising 0.3 million square feet of GLA). At September 30, 2011, there are 96 industrial properties comprising approximately 7.3 million square feet of GLA that no longer qualify to be classified as held for sale and as such, any impairment charge or reversal is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. While certain of 96 industrial properties were classified as held for sale, we had recorded impairment in order to adjust the carrying value of the assets to fair market value less costs to sell. The impairment reversal included in continuing operations for the nine months ended September 30, 2011 of $9.4 million includes a reversal of impairment of $3.6 million relating to certain industrial properties and land parcels that no longer qualify for held for sale classification and $5.8 million relating to a sold land parcel.

We recorded an impairment loss included in continuing operations in the amount of $77.9 million during the third quarter of 2010 related to certain Non-Strategic Assets. This impairment charge related to certain land parcels that continue to be classified as held for sale and sold land parcels ($2.7 million), land parcels that have been reclassified as held for use ($11.6 million) and certain industrial properties that no longer qualify to be classified as held for sale at September 30, 2011 ($63.6 million). In addition, in connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property located in Grand Rapids, Michigan.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$86,738	$99,280	$(12,542)	(12.6)%
Acquired Properties	1,493	358	1,135	317.0%
Sold Properties	1,152	4,198	(3,046)	(72.6)%
(Re)Developments and Land, Not Included Above and Other	359	270	89	33.0%
Corporate Furniture, Fixtures and Equipment	1,098	1,517	(419)	(27.6)%

	$90,840	$105,623	$(14,783)	(14.0)%
Discontinued Operations	(1,942)	(12,511)	10,569	(84.5)%

Total Depreciation and Other Amortization	$88,898	$93,112	$(4,214)	(4.5)%

Depreciation and other amortization for same store properties decreased $12.5 million primarily due to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during 2011 as well as accelerated depreciation and amortization taken during the nine months ended September 30, 2010, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $3.0 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other increased $0.09 million due primarily to an increase in the substantial completion of developments. Depreciation and other amortization for corporate furniture, fixtures and equipment decreased $0.4 million primarily due to assets becoming fully depreciated.

Interest income remained relatively unchanged.

Interest expense decreased $1.8 million, or 2.3%, primarily due to a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2011 ($1,627.9 million), as compared to the nine months ended September 30, 2010 ($1,888.2 million), and due to an increase in capitalized interest for the nine months ended September 30, 2011 due to an increase in development activities, partially offset by an increase in the weighted average interest rate for the nine months ended September 30, 2011 (6.34%), as compared to the nine months ended September 30, 2010 (5.59%).

Amortization of deferred financing costs increased $0.8 million, or 34.2%, primarily due to an increase in financing costs related to the amendment of our Unsecured Credit Facility in October 2010.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.6 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the nine months ended September 30, 2011, as compared to $1.8 million in mark to market loss, inclusive of reset payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements, for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, we recognized a loss on retirement of debt of $4.6 million due to the early payoff of certain mortgage loans, the partial repurchase of certain series of our senior unsecured notes and a loss on a transfer of a property to a lender in satisfaction of a mortgage loan. For the nine months ended September 30, 2010, we recognized a net loss on retirement of debt of $4.0 million primarily due to the redemption of our 2011 Notes.

Foreign currency exchange loss of $0.3 million for the nine months ended September 30, 2011 relates to the Company’s wind-down of operations in Canada. Foreign currency exchange loss of $0.2 million for the nine months ended September 30, 2010 relates to the Company’s wind-down of its operations in Europe.

For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, Equity in Income of Joint Ventures increased $1.2 million, primarily due to our pro rata share of gain on sale and earn out related to a property sale from the 2003 Net Lease Joint Venture. During 2010 we sold our equity interests in five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture). For the nine months ended September 30, 2010, our pro rata share of net losses from two of the sold joint ventures of $2.3 million was substantially offset by our pro rata share of net income from three of the sold joint ventures of $2.1 million.

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

For the nine months ended September 30, 2011, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.7 million gain is the difference between our carrying value and fair value of our equity interest on the acquisition date.

Income tax provision (included in continuing operations, discontinued operations and gain on sale of real estate) decreased $0.2 million, or 8.2% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to an increase in state taxes in 2010 due to a one time unfavorable court decision on the business loss carryforwards in the State of Michigan in 2010, partially offset by an increase in income taxes primarily due to an increase in gain on sale of real estate in the taxable REIT subsidiaries for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the nine months ended September 30, 2011 and September 30, 2010.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	($ in 000’s)
Total Revenues	$21,628	$26,943
Property Expenses	(9,139)	(11,186)
Impairment of Real Estate, Net	(7,110)	(85,956)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	($ in 000’s)
Depreciation and Amortization	(1,942)	(12,511)
Interest Expense	(63)	(202)
Gain on Sale of Real Estate	13,351	9,568
Provision for Income Taxes	(1,959)	—

Income (Loss) from Discontinued Operations	$14,766	$(73,344)

Income from discontinued operations for the nine months ended September 30, 2011 reflects the results of operations and gain on sale of real estate relating to 30 industrial properties that were sold during the nine months ended September 30, 2011 and the results of operations of 76 industrial properties that were identified as held for sale at September 30, 2011.

Loss from discontinued operations for the nine months ended September 30, 2010 reflects the gain on sale of real estate relating to nine industrial properties and one land parcel that received ground rental revenues that were sold during the nine months ended September 30, 2010 and reflects the results of operations of the 13 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, 30 industrial properties that were sold during the nine months ended September 30, 2011 and 76 industrial properties identified as held for sale at September 30, 2011.

The $1.4 million gain on sale of real estate for the nine months ended September 30, 2011 resulted from the sale of one land parcel that did not meet the criteria for inclusion in discontinued operations. The $0.9 million gain on sale of real estate for the nine months ended September 30, 2010 resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $8.9 million and $154.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders were $0.10 per share and $2.44 per share for the three months ended September 30, 2011 and September 30, 2010, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2011 and September 30, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through September 30, 2011, and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through September 30, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2010 or b) placed in service prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with certain subsidiaries of the Company acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

For the three months ended September 30, 2011 and September 30, 2010, the average occupancy rates of our same store properties were 85.8% and 82.4%, respectively.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$80,608	$80,382	$226	0.3%
Acquired Properties	1,103	503	600	119.3%
Sold Properties	1,042	2,746	(1,704)	(62.1)%
(Re)Developments and Land, Not Included Above	192	66	126	190.9%
Other	577	919	(342)	(37.2)%

	$83,522	$84,616	$(1,094)	(1.3)%
Discontinued Operations	(6,729)	(8,634)	1,905	(22.1)%

Subtotal Revenues	$76,793	$75,982	$811	1.1%

Construction Revenues	—	271	(271)	(100.0)%

Total Revenues	$76,793	$76,253	$540	0.7%

Revenues from same store properties remained relatively unchanged since the increase in occupancy was substantially offset by a decrease in rental rates. Revenues from acquired properties increased $0.6 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $1.7 million due to the 43 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 3.5 million square feet of GLA. Revenues from (re)developments and land increased $0.1 million primarily due to an increase in occupancy. Other revenues decreased $0.3 million due primarily to a decrease in fees earned from our Joint Ventures due to the disposition of our equity interests in five of our Joint Ventures during 2010. Construction revenues decreased $0.3 million primarily due to the substantial completion prior to September 30, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$24,752	$24,621	$131	0.5%
Acquired Properties	211	90	121	134.4%
Sold Properties	339	1,124	(785)	(69.8)%
(Re)Developments and Land, Not Included Above	215	132	83	62.9%
Other	2,805	2,381	424	17.8%

	$28,322	$28,348	$(26)	(0.1)%
Discontinued Operations	(2,879)	(3,605)	726	(20.1)%

Total Property Expenses	$25,443	$24,743	$700	2.8%

Construction Expenses	—	247	(247)	(100.0)%

Total Property Expenses and Construction Expenses	$25,443	$24,990	$453	1.8%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land increased $0.08 million primarily due to an increase in real estate tax expense. The $0.4 million increase in other expense is primarily attributable to an increase in compensation resulting from an increase in incentive compensation. Construction expenses decreased $0.2 million primarily due to the substantial completion prior to September 30, 2010 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense remained relatively unchanged.

For the three months ended September 30, 2010, we incurred $0.3 million in restructuring charges associated with the termination of certain office leases ($0.1 million) and other costs ($0.2 million) associated with implementing our restructuring plan.

The impairment reversal included in continuing operations for the three months ended September 30, 2011 of $0.8 million primarily relates to certain Non-Strategic Assets that no longer qualify to be classified as held for sale at September 30, 2011.

We recorded an impairment loss included in continuing operations in the amount of $77.9 million during the third quarter of 2010 related to certain Non-Strategic Assets. This impairment charge relates to certain land parcels that continue to be classified as held for sale and sold land parcels ($2.7 million), land parcels that have been reclassified as held for use ($11.6 million) and certain industrial properties that no longer qualify to be classified as held for sale at September 30, 2011 ($63.6 million).

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$32,008	$33,175	$(1,167)	(3.5)%
Acquired Properties	701	253	448	177.1%
Sold Properties	354	1,323	(969)	(73.2)%
(Re)Developments and Land, Not Included Above and Other	130	136	(6)	(4.4)%
Corporate Furniture, Fixtures and Equipment	341	490	(149)	(30.4)%

	$33,534	$35,377	$(1,843)	(5.2)%
Discontinued Operations	(553)	(3,839)	3,286	(85.6)%

Total Depreciation and Other Amortization	$32,981	$31,538	$1,443	4.6%

Depreciation and other amortization for same store properties decreased $1.2 million primarily due accelerated depreciation and amortization taken during the three months ended September 30, 2010, attributable to certain tenants who terminated their lease early as well as the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification at September 30, 2011 partially offset by an increase in depreciation and amortization related to the catch up depreciation and amortization of $3.9 million for industrial properties that ceased to qualify for held for sale classification during the three months ended September 30, 2011. Depreciation and other amortization from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Depreciation and other amortization for corporate furniture, fixtures and equipment decreased $0.1 million primarily due to assets becoming fully depreciated.

Interest income increased $0.1 million, or 12.5%, primarily due to an increase in the weighted average interest rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 partially offset by a decrease in the weighted average mortgage loan receivable balance for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest expense decreased $1.1 million, or 4.3%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2011 ($1,541.1 million), as compared to the three months ended September 30, 2010 ($1,854.0 million), and due to an increase in capitalized interest for the three months ended September 30, 2011 due to an increase in development activities, partially offset by an increase in the weighted average interest rate for the three months ended September 30, 2011 (6.33%), as compared to the three months ended September 30, 2010 (5.48%).

Amortization of deferred financing costs increased $0.3 million, or 34.7%, primarily due an increase in financing costs related to the amendment of our Unsecured Credit Facility in October 2010.

We recorded $1.4 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the three months ended September 30, 2011, as compared to $0.3 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements, for the three months ended September 30, 2010.

For the three months ended September 30, 2011, we recognized a loss on retirement of debt of $0.3 million due to the partial repurchases of certain series of our senior unsecured notes as well as the loss on a transfer of a property to a lender in satisfaction of a mortgage loan. For the three months ended September 30, 2010, we recognized a loss on retirement of debt of $0.02 million due to a partial repurchase of our 2012 Notes.

Foreign currency exchange loss of $0.3 million for the three months ended September 30, 2011 relates to the wind-down of operations in Canada.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, Equity in Income of Joint Ventures increased $1.2 million primarily due to our pro rata share of gain on sale and earn out related to a property sale from the 2003 Net Lease Joint Venture.

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

Income tax provision (included in continuing operations, discontinued operations and gain on sale of real estate ) increased by $0.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in gain on sale of real estate in the taxable REIT subsidiaries for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	($ in 000’s)
Total Revenues	$6,729	$8,634
Property Expenses	(2,879)	(3,605)
Impairment of Real Estate, Net	(3,309)	(85,956)
Depreciation and Amortization	(553)	(3,839)
Interest Expense	—	(67)
Gain on Sale of Real Estate	6,010	1,949
Income (Loss) from Discontinued Operations	$5,998	$(82,884)

Income from discontinued operations for the three months ended September 30, 2011 reflects the results of operations and gain on sale of real estate relating to 13 industrial properties that were sold during the three months ended September 30, 2011 and the results of operations of 76 industrial properties that were identified as held for sale at September 30, 2011.

Loss from discontinued operations for the three months ended September 30, 2010 reflects the gain on sale of real estate relating to four industrial properties that were sold during the three months ended September 30, 2010 and reflects the results of operations of the 13 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, 13 industrial properties that were sold during the three months ended September 30, 2011 and 76 industrial properties identified as held for sale at September 30, 2011.

The $1.4 million gain on sale of real estate for the three months ended September 30, 2011 resulted from the sale of one land parcels that did not meet the criteria established for inclusion in discontinued operations. The $0.2 million loss on sale of real estate for the three months ended September 30, 2010 resulted from the partial sale of real estate that did not meet the criteria established for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, our cash and cash equivalents was approximately $47.9 million. We also had $138.7 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through September 30, 2012) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 6.875% Notes due in 2012, in the aggregate principal amount of $61.8 million, are due on April 15, 2012 (the “2012 Notes”). We expect to satisfy the payment obligations on the 2012 Notes with borrowings on our Unsecured Credit Facility. Our Unsecured Credit Facility also matures on September 28, 2012. We expect to refinance the Unsecured Credit Facility prior to its maturity. With the exception of the 2012 Notes and our Unsecured Credit Facility, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We have not paid a common stock dividend to date in 2011 and may not pay common stock dividends in the fourth quarter in 2011 depending on our taxable income. If we are required to pay common stock dividends in 2011, we may elect to satisfy this obligation by distributing a combination of cash and shares of common stock.

We expect to meet long-term (after September 30, 2012) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At September 30, 2011, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.341%. Our Unsecured Credit Facility is comprised of a $100.0 million term loan and a $200.0 million revolving credit facility. The interest rate on the term loan is LIBOR plus 325 basis points or a base rate plus 225 basis points, at our election. The revolving credit facility currently bears interest at a floating rate of LIBOR plus 275 basis points or a base rate plus 175 basis points, at our election. As of November 2, 2011, we had approximately $147.7 million available for additional borrowings under the Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2011, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2011.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Nine Months Ended September 30, 2011

Net cash provided by operating activities of approximately $64.1 million for the nine months ended September 30, 2011 was comprised primarily of the non-cash adjustments of approximately $84.4 million and a decrease in restricted cash of approximately $0.1 million offset by net loss of approximately $9.0 million, payments of the discount on senior unsecured notes of $5.1million, prepayment premiums associated with the retirement of debt of approximately $1.3 million and the net change in operating assets and liabilities of approximately $5.0 million. The adjustments for the non-cash items of approximately $84.4 million are primarily comprised of depreciation and amortization of approximately $100.6 million, the provision for bad debt of approximately $1.0 million, the loss on retirement of debt of approximately $4.6 million, the mark to market loss related to the Series F Agreement of approximately $1.6 million, offset by the reversal of impairment of $2.3 million, the gain on sale of real estate of approximately $14.7 million, the gain on the change in control of interests in connection with the redemption of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.7 million and the effect of the straight-lining of rental income of approximately $5.7 million.

Net cash provided by investing activities of approximately $19.7 million for the nine months ended September 30, 2011 was comprised primarily of net proceeds from the sale of real estate and the repayments on our mortgage loan receivables, offset by the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture, capital expenditures related to the improvement of existing real estate and payments related to leasing activities.

During the nine months ended September 30, 2011, we sold 30 industrial properties comprising approximately 2.4 million square feet of GLA and one land parcel. Proceeds from the sales of the 30 industrial properties and one land parcel, net of closing costs and seller financing, were approximately $70.1 million.

During the nine months ended September 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $5.3 million and the assumption of a mortgage loan in the amount of $24.4 million.

Net cash used in financing activities of approximately $61.7 million for the nine months ended September 30, 2011 was comprised primarily of repayments on our senior unsecured notes and mortgage loans payable, payments of debt and equity issuance costs, net repayments on our Unsecured Credit Facility, preferred stock dividends, the repurchase and retirement of restricted stock and payments on the interest rate swap agreement offset by the net proceeds from the issuance of common stock and proceeds from the new mortgage financings.

During the nine months ended September 30, 2011, we issued 17,300,000 shares of the Company’s common stock through public offerings, resulting in net proceeds of approximately $201.5 million. Additionally, during the nine months ended September 30, 2011 we issued 115,856 shares of the Company’s common stock under an ATM offering, resulting in net proceeds of $1.4 million.

During the nine months ended September 30, 2011, we obtained 19 secured mortgage loans aggregating to $255.9 million. The mortgage loans bear interest at a fixed rate of between 4.45% and 4.85% and mature between June 2018 and October 2021.

During the nine months ended September 30, 2011, we repurchased and retired $223.9 million of senior unsecured notes at an aggregate purchase price of $222.7 million. Additionally, we paid off and retired prior to maturity $60.6 million in mortgage loans payable and made a $100.0 million permanent repayment on the term loan portion of our Unsecured Credit Facility.

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

At September 30, 2011, approximately $1,352.9 million (approximately 89.4% of total debt at September 30, 2011) of our debt was fixed rate debt and approximately $161.0 million (approximately 10.6% of total debt at September 30, 2011) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2011, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.5 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at September 30, 2011. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2011, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 10 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2011, we owned a land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and we use the Canadian dollar as its functional currency.

Subsequent Events

On October 21, 2011, we sold one industrial property for approximately $0.5 million. There were no industrial properties acquired during this period.

From October 1, 2011 to October 12, 2011, we repurchased and retired $6.0 million of our senior unsecured notes maturing in 2028 for a payment of $5.5 million and repurchased and retired $1.1 million of our senior unsecured notes maturing in 2014 for payments totaling $1.1 million. In connection with the partial retirements, we will recognize approximately $0.1 million as a net gain on retirement of debt.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith