Form 10-K
period 2011-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2012-02-29
CIK 921825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $986.0 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2011.

At February 28, 2012, 86,733,657 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

PART I

THE COMPANY

Item 1. Business

General

First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). We are a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops, and redevelops industrial real estate. As of December 31, 2011, our in-service portfolio consisted of 354 light industrial properties, 113 R&D/flex properties, 159 bulk warehouse properties, 105 regional warehouse properties and eight manufacturing properties containing approximately 66.3 million square feet of gross leasable area (“GLA”) located in 26 states in the United States and one province in Canada. Our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of basis) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.

Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by the Company, including the Operating Partnership, of which we are the sole general partner with an approximate 94.3% and 92.8% ownership interest at December 31, 2011 and December 31, 2010, respectively, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein.

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

We utilize an operating approach which combines the effectiveness of decentralized, locally-based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At February 28, 2012, we had 176 employees.

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

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties and other assets in the top industrial real estate markets in the United States.

•

Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we utilize a portion of proceeds from property sales, proceeds from mortgage financings, line of credit borrowings under our new $450 million unsecured credit facility, and proceeds from the issuance, when and as warranted, of additional equity securities (see Recent Developments). We also continually evaluate joint venture arrangements as another source of capital. As of February 28, 2012, we had approximately $262.4 million available for additional borrowings under our new $450 million unsecured credit facility.

•

Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. During 2010, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to sell. At December 31, 2011, the Non-Strategic Assets consisted of 133 industrial properties comprising approximately 11.3 million square feet of GLA and land parcels comprising approximately 359 gross acres.

Recent Developments

During December 2011, we entered into a new $450 million unsecured revolving credit agreement (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for interest only payments initially at LIBOR plus 210 basis points or at a base rate plus 210 basis points, at our election, based on our leverage ratio. The Unsecured Credit Facility matures on December 12, 2014, unless extended an additional year at our election, subject to certain conditions. We may request that the maximum borrowing capacity under the Unsecured Credit Facility be increased to $500 million, subject to certain conditions. The Unsecured Credit Facility replaces our previous $400 million credit facility (the “Old Credit Facility”). Our Old Credit Facility commitment was for a $200 million term borrowing, $100 million of which was paid off earlier in 2011, and an aggregate $200 million of revolving borrowings. For the term borrowing, the Old Credit Facility required interest-only payments through March 29, 2012 at LIBOR plus 325 basis points or at a base rate plus 225 basis points, at our election. For the revolving borrowings, the Old Credit Facility provided for interest only payments at LIBOR plus 275 or at a base rate plus 175 basis points, at our election. At the time the Unsecured Credit Facility was executed, we wrote off $1.2 million of unamortized deferred financing costs during 2011 related to the replacement of the Old Credit Facility, which is reflected as loss from retirement of debt on our Consolidated Statement of Operations.

During the year ended December 31, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture at a cap rate of 8.4%. The cap rate was calculated by annualizing the contract rent in place at the time of acquisition and dividing it by the gross agreed upon fair value for the real estate. The acquisition was funded with a cash payment of $5.3 million and the assumption of a mortgage loan in the amount of $24.4 million. We also sold 36 industrial properties, at a weighted average cap rate of 6.3%, and one parcel of land for an aggregate gross sales price of $86.6 million. The cap rate is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of twelve months prior to sale and dividing the sum by the sales price of the property. Included in the 36 industrial properties sold is one industrial property totaling approximately 0.4 million square feet of GLA that we transferred title to a lender in satisfaction of a non-recourse mortgage loan (See Note 6 to the Consolidated Financial Statements). At December 31, 2011, we owned 739 in-service industrial properties containing approximately 66.3 million square feet of GLA.

During 2011, we repurchased and retired prior to maturity $112.8 million of our senior unsecured notes and recognized a loss from retirement of debt on our Consolidated Statement of Operations of $2.0 million. Also, we paid off and retired our 2011 Exchangeable Notes, at maturity, in the amount of $128.9 million.

During 2011, we originated $255.9 million in mortgage financings at a weighted average interest rate of 4.57%, with maturities ranging between June 2018 and October 2021. Also, we paid off and/or retired $62.7 million in mortgage loans payable and recognized a loss on debt retirement of $2.1 million.

During the year ended December 31, 2011, we issued 17,300,000 shares of the Company’s common stock, generating $201.4 million in net proceeds, in underwritten public offerings. Additionally, we issued 115,856 shares of the Company’s common stock, generating $1.4 million in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”).

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

When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, we will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area. (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property’s performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. For the five years ended December 31, 2011, the national occupancy rate for industrial properties in the United States has ranged from 85.4%* to 90.4%*, with an occupancy rate of 86.4%* at December 31, 2011.

*  Source: CBRE Econometric Advisors

Item 1A.	Risk Factors

Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, ability to pay distributions on our common stock and the market price of our common stock. These risks, among others contained in our other filings with the SEC, include:

Disruptions in the financial markets could affect our ability to obtain financing and negatively impact our liquidity, financial condition and operating results.

From time to time the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases result in the unavailability of financing. A significant amount of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if capital market volatility and disruption occurs. Furthermore, we could potentially lose access to available liquidity under our Unsecured Credit Facility if one or more participating lenders were to default on their commitments. If our ability to issue additional debt or equity securities, to finance future acquisitions, developments and redevelopments and Joint Venture activities or to borrow money under our Unsecured Credit Facility were to be impaired by capital market volatility and disruption, it could have a material adverse effect on our liquidity and financial condition.

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

Real estate investments generally cannot be sold quickly, which will tend to limit our ability to adjust our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our stockholders. In addition, like other companies qualifying as REITs under the Code, we must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax basis and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted.

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

As part of our business, we develop new and re-develop existing properties when and as conditions warrant. In addition, we have sold to third parties or sold to joint ventures development and re-development properties, and we may continue to sell such properties to third parties or to sell or contribute such properties to joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock, which include:

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

•

the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting our ability to sell such properties to third parties or to sell such properties to joint ventures.

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

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected. As of December 31, 2011, leases with respect to approximately 8.2 million, 11.3 million and 8.5 million square feet of GLA, representing 15%, 20% and 15% of our total GLA, expire in 2012, 2013 and 2014, respectively.

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

The terms of our agreements governing our Unsecured Credit Facility and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants in 2012. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

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

We may obtain additional mortgage debt financing in the future, if it is available to us. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. At December 31, 2011, mortgage loans payable totaling $390.2 million were cross-collateralized.

The Company may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including indebtedness of the Operating Partnership:

•	$35.0 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”)

•	$125.0 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”)

•	$6.1 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”)

•	$106.9 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”)

•	$59.6 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”)

•	$159.7 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”)

•	$90.8 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”)

•	$61.8 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$601.5 million in mortgage loans payable, in the aggregate, due between January 2014 and October 2021 on certain of our mortgage loans payable.

•	a $450.0 million Unsecured Credit Facility under which we may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

As of December 31, 2011, $149.0 million was outstanding under the Unsecured Credit Facility at a weighted average interest rate of 2.385%, maturing December 12, 2014.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 II Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes, the Unsecured Credit Facility or the mortgage loans. Our existing mortgage loan obligations are collateralized by our properties and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Company’s organizational documents.

As of December 31, 2011, our ratio of debt to our total market capitalization was 54.9%. We compute the percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of our common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and an increased risk of default on our obligations.

Rising interest rates on the Company’s Unsecured Credit Facility could decrease the Company’s available cash.

Our Unsecured Credit Facility bears interest at a floating rate. As of December 31, 2011, our Unsecured Credit Facility had an outstanding balance of $149.0 million at a weighted average interest rate of 2.385%. Our Unsecured Credit Facility presently bears interest at LIBOR plus 210 basis points or at a base rate plus 210 basis points, at our election. Based on the outstanding balance on our Unsecured Credit Facility as of December 31, 2011, a 10% increase in interest rates would increase interest expense by $0.4 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Credit Facility would decrease our cash available for distribution to stockholders.

The Company’s mortgages may impact the Company’s ability to sell encumbered properties on advantageous terms or at all.

As part of our plan to enhance liquidity and pay down our debt, we have originated numerous mortgage financings and from time to time engage in active discussions with various lenders regarding the origination of additional mortgage financings. Certain of our mortgages contain, and it is anticipated that some future mortgages will contain, substantial prepayment premiums which we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted by the terms of any mortgage financing encumbering a property. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

Adverse market and economic conditions could cause us to recognize additional impairment charges.

We regularly review our real estate assets for impairment indicators, such as a decline in a property’s occupancy rate or decline in general market conditions. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

From time to time, adverse market and economic conditions and market volatility make it difficult to value the real estate assets owned by us as well as the value of our interests in unconsolidated joint ventures. There may be significant uncertainty in the valuation, or in the stability of the cash flows, discount rates and other factors related to such assets due to the adverse market and economic conditions that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company’s common stock.

As a REIT, the market value of our common stock, in general, is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. The market value of our common stock is also based upon the market value of our underlying real estate assets. For this reason, shares of our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of our common stock. An increase in market interest rates might lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

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

As of December 31, 2011, the 2003 Net Lease Joint Venture owned approximately 3.4 million square feet of properties (see Subsequent Events). Our net investment in this Joint Venture was $1.7 million at December 31, 2011. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

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

As of December 31, 2011, we owned one industrial property and one land parcel located in Canada. Our international operations will be subject to risks inherent in doing business abroad, including:

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

The credit ratings of the Operating Partnership’s senior unsecured notes and the Company’s preferred stock are based on the Company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness and preferred stock that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating, and in the event any credit rating is downgraded, we could incur higher borrowing costs or be unable to access certain capital markets at all.

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

General

At December 31, 2011, we owned 739 in-service industrial properties containing an aggregate of approximately 66.3 million square feet of GLA in 26 states and one province in Canada, with a diverse base of approximately 1,900 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rent per square foot on a portfolio basis, calculated at December 31, 2011, was $4.40. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.

We classify our properties into five industrial categories: light industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.

The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet, are comprised of 5%-50% of office space and contain less than 50% of manufacturing space.

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space and contain less than 25% of manufacturing space.

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space and contain less than 25% of manufacturing space.

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space and contain less than 25% of manufacturing space.

•	Manufacturing properties are a diverse category of buildings that have various ceiling heights, are comprised of 5%-15% of office space and contain at least 50% of manufacturing space.

Each of the properties is wholly owned by us. The following tables summarize certain information as of December 31, 2011, with respect to our in-service properties.

In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
Metropolitan Area	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties
Atlanta, GA	622,944	11	203,750	5	3,820,667	14	649,807	7	364,000	1
Baltimore, MD	721,565	12	253,071	7	586,647	3	96,000	1	171,000	1
Central PA	297,790	6	—	—	3,723,585	8	381,719	4	—	—
Chicago, IL	975,829	15	248,090	4	2,198,942	12	593,851	6	166,954	1
Cincinnati, OH	347,220	6	100,000	2	918,250	3	763,069	5	—	—
Cleveland, OH	—	—	—	—	1,317,799	7	—	—	—	—
Columbus, OH	217,612	2	—	—	2,423,547	7	341,800	2	—	—
Dallas, TX	2,307,047	42	511,418	19	2,248,380	17	460,533	6	—	—
Denver, CO	1,148,368	26	577,054	14	400,498	3	760,277	7	—	—
Detroit, MI	2.216,102	82	322,010	10	385,577	3	615,259	15	414,482	4
Houston, TX	585,349	9	132,997	6	2,457,546	11	446,318	6	—	—
Indianapolis, IN	861,100	18	25,000	2	2,327,482	8	539,927	8	—	—
Miami, FL	88,820	1	—	—	—	—	424,430	7	—	—
Milwaukee, WI	431,508	9	55,940	1	1,726,929	7	90,089	1	—	—
Minneapolis/ St.
Paul, MN	973,459	14	265,565	3	2,817,128	13	323,165	5	—	—
Nashville, TN	163,852	2	—	—	1,824,831	7	—	—	—	—
Northern New Jersey	749,849	13	199,967	4	329,593	2	—	—	—	—
Philadelphia, PA	186,641	6	11,256	1	690,599	2	330,334	4	—	—
Phoenix, AZ	38,560	1	—	—	710,403	5	354,327	5	—	—
Salt Lake City, UT	697,825	34	146,937	6	279,179	1	—	—	—	—
Seattle, WA	—	—	—	—	258,126	2	132,195	2	—	—
Southern California	734,010	20	88,064	1	1,023,893	6	676,980	11	—	—
Southern New Jersey	115,626	2	45,054	1	281,100	2	191,329	2	—	—
St. Louis, MO	823,655	11	—	—	1,613,095	6	—	—	—	—
Tampa, FL	234,679	7	689,782	27	209,500	1	—	—	—	—
Toronto, ON	—	—	—	—	280,773	1	—	—	—	—
Other(a)	201,997	5	—	—	2,150,755	8	88,498	1	301,317	1

Total	15,741,407	354	3,875,955	113	37,004,824	159	8,259,907	105	1,417,753	8

(a)	Properties are located in Grand Rapids, MI, Austin, TX, Orlando, FL, Horn Lake, MS, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Des Moines, IA, Fort Smith, AR, and Winchester, VA.

In-Service Property Summary Totals

	Totals
Metropolitan Area	GLA	Number of Properties	Average Occupancy at 12/31/11	GLA as a % of Total Portfolio	Encumbrances at 12/31/11 ($ in 000s)(b)
Atlanta, GA	5,661,168	38	76%	8.5%	$35,517
Baltimore, MD	1,828,283	24	83%	2.8%	7,745
Central PA	4,403,094	18	91%	6.6%	59,907
Chicago, IL	4,183,666	38	96%	6.3%	39,080
Cincinnati, OH	2,128,539	16	79%	3.2%	10,312
Cleveland, OH	1,317,799	7	97%	2.0%	34,409
Columbus, OH	2,982,959	11	82%	4.5%	—
Dallas, TX	5,527,378	84	85%	8.3%	45,286
Denver, CO	2,886,197	50	84%	4.3%	33,830
Detroit, MI	3,953,430	114	92%	6.0%	—
Houston, TX	3,622,210	32	96%	5.5%	54,224
Indianapolis, IN	3,753,509	36	93%	5.7%	9,763
Miami, FL	513,250	8	50%	0.8%	—
Milwaukee, WI	2,304,466	18	87%	3.5%	37,763
Minneapolis/St. Paul, MN	4,379,317	35	81%	6.6%	60,610
Nashville, TN	1,988,683	9	87%	3.0%	28,278
Northern New Jersey	1,279,409	19	89%	1.9%	25,185
Philadelphia, PA	1,218,830	13	98%	1.8%	26,551
Phoenix, AZ	1,103,290	11	93%	1.7%	14,122
Salt Lake City, UT	1,123,941	41	86%	1.7%	10,562
Seattle, WA	390,321	4	80%	0.6%	5,744
Southern California	2,522,947	38	93%	3.8%	67,441
Southern New Jersey	633,109	7	95%	1.0%	5,821
St. Louis, MO	2,436,750	17	98%	3.7%	37,242
Tampa, FL	1,133,961	35	82%	1.7%	9,622
Toronto, ON	280,773	1	100%	0.4%	—
Other(a)	2,742,567	15	98%	4.1%	30,881

Total or Average	66,299,846	739	88%	100%	$689,895

(a)	Properties are located in Grand Rapids, MI, Austin, TX, Orlando, FL, Horn Lake, MS, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Des Moines, IA, Fort Smith, AR, and Winchester, VA.
(b)	Certain properties are pledged as collateral under our mortgage financings at December 31, 2011. For purposes of this table, the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s carrying balance. In addition to the amounts included in the table, we also have $0.4 million of indebtedness which is collateralized by a letter of credit.

Property Acquisition/Development Activity

During the year ended December 31, 2011, we acquired one industrial property with a fair value of approximately $30.6 million in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $5.3 million and the assumption of a mortgage loan in the amount of $24.4 million. The acquired industrial property has the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/11
Houston, TX	1	663,821	Bulk Warehouse	100%

At December 31, 2011 we have one building comprising 0.7 million square feet of GLA located in the Inland Empire market that is under development. The estimated completion cost, inclusive of impairment charges recorded prior to the fiscal year ended December 31, 2011, is approximately $34.7 million. There can be no assurance that the actual completion cost will not exceed the estimated completion cost.

Property Sales

During 2011, we sold 36 industrial properties totaling approximately 2.9 million square feet of GLA and one land parcel. Total gross sales proceeds approximated $86.6 million. The 36 industrial properties sold have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Chicago, IL	3	397,420	Lt. Industrial/Bulk Warehouse
Dallas, TX	1	61,260	Light Industrial
Denver, CO	5	189,663	Lt. Industrial/R&D/Flex
Detroit, MI	11	430,317	Lt. Industrial/R&D/Flex/ Bulk/Regional Warehouse
Milwaukee, WI	1	37,765	R&D/Flex
Nashville, TN	1	41,353	Light Industrial
Philadelphia, PA	1	14,187	Light Industrial
Southern California	1	384,025	Bulk Warehouse
Southern New Jersey	2	434,538	R&D Flex/Manufacturing
Toronto, ON	2	336,540	Manufacturing
Other(a)	8	589,049	R&D/Flex/Bulk/Regional Warehouse/Manufacturing

Total	36	2,916,117

(a)	Properties were located in Wichita, KS, Horn Lake, MS, Grand Rapids, MI, Sumner, IA, Shreveport, LA and Abilene, TX.

Property Acquisitions and Sales Subsequent to Year End

From January 1, 2012 to February 28, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded through the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off at closing and a cash payment of $8.3 million. We will account for this transaction as a step acquisition utilizing the purchase method of accounting. There were no industrial properties sold during this time.

Tenant and Lease Information

We have a diverse base of approximately 1,900 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. At December 31, 2011, our leases have a weighted average lease length of 5.8 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2011, approximately 88% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.7% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.0% of the total GLA of our in-service properties.

Lease Expirations (1)

The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2011.

Year of Expiration(1)	Number of Leases Expiring	GLA Expiring(2)	Percentage of GLA Expiring(2)	Annual Base Rent Under Expiring Leases(3)	Percentage of Total Annual Base Rent Expiring(3)
				(In thousands)
2012	475	8,230,670	15%	$37,998	15%
2013	473	11,263,999	20%	50,950	20%
2014	332	8,540,810	15%	39,098	16%
2015	233	6,150,997	11%	27,247	11%
2016	203	7,020,163	12%	28,063	11%
2017	98	3,918,362	7%	17,918	7%
2018	50	3,914,906	7%	15,499	6%
2019	26	1,801,912	3%	9,178	4%
2020	17	2,135,104	4%	7,831	3%
2021	19	1,764,236	3%	6,892	3%
Thereafter	21	1,845,534	3%	8,402	4%

Total	1,947	56,586,693	100%	$249,076	100%

(1)	Includes leases that expire on or after January 1, 2012 and assumes tenants do not exercise existing renewal, termination or purchase options.
(2)	Does not include existing vacancies of 9,713,153 aggregate square feet.
(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2011, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3.	Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the high and low closing prices per share and distributions declared per share for our common stock, which trades on the New York Stock Exchange under the trading symbol “FR.”

Quarter Ended	High	Low	Distribution Declared
December 31, 2011	$10.23	$7.54	$0.0000
September 30, 2011	$12.23	$7.81	$0.0000
June 30, 2011	$12.67	$10.51	$0.0000
March 31, 2011	$11.89	$9.45	$0.0000
December 31, 2010	$8.78	$4.99	$0.0000
September 30, 2010	$5.37	$3.76	$0.0000
June 30, 2010	$9.01	$4.82	$0.0000
March 31, 2010	$8.29	$4.77	$0.0000

We had 559 common stockholders of record registered with our transfer agent as of February 28, 2012.

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

Our common share distribution policy is determined by our board of directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that we meet the minimum distribution requirements set forth in the Code. We met the minimum distribution requirements with respect to 2011.

During 2011, the Operating Partnership did not issue any units of limited partnership interest (“Units”).

Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are redeemable for common stock of the Company on a one-for-one basis or cash at the option of the Company.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	—	—	1,621,617
Equity Compensation Plans Not Approved by Security Holders	25,201	$31.57	277,573

Total	25,201	$31.57	1,899,190

Performance Graph

The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The comparison is for the periods from December 31, 2006 to December 31, 2011 and assumes the reinvestment of any dividends. The closing price for our common stock quoted on the NYSE at the close of business on December 31, 2006 was $46.89 per share. The NAREIT Index includes REITs with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. Upon written request, we will provide stockholders with a list of the REITs included in the NAREIT Index. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at our request by Research Data Group, Inc., San Francisco, California.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among First Industrial Realty Trust, Inc., The S&P 500 Index

And The FTSE NAREIT Equity REITs Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright(C) 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$79.27	$19.26	$13.34	$22.35	$26.10
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
FTSE NAREIT Equity REITs	100.00	84.31	52.50	67.20	85.98	93.11

*	The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 include the results of operations of the Company as derived from our audited financial statements, adjusted for discontinued operations. The results of operations of properties sold are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) we will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2011, 2010, 2009, 2008 and 2007 include the balances of the Company as derived from our audited financial statements.

	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09	Year Ended 12/31/08	Year Ended 12/31/07
	(In thousands, except per share and property data)
Statement of Operations Data:
Total Revenues	$317,835	$321,778	$384,572	$480,442	$338,116
Loss from Continuing Operations	(32,201)	(155,699)	(20,327)	(148,526)	(84,983)
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc’s Common Stockholders and Participating Securities	(47,751)	(161,236)	(35,593)	(140,040)	(89,068)
Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(27,010)	$(222,498)	$(13,783)	$20,169	$130,368

Basic and Diluted Earnings Per Weighted Average Common Share Outstanding:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.59)	$(2.56)	$(0.73)	$(3.24)	$(2.02)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.34)	$(3.53)	$(0.28)	$0.41	$2.90

Distributions Per Share	$0.00	$0.00	$0.00	$2.41	$2.85

Basic and Diluted Weighted Average Number of Common Shares Outstanding	80,616	62,953	48,695	43,193	44,086

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,992,096	$2,618,767	$3,319,764	$3,385,597	$3,326,268
Total Assets	2,666,657	2,750,054	3,204,586	3,223,501	3,257,888
Indebtedness (Inclusive of Indebtedness Held for Sale)	1,479,483	1,742,776	1,998,332	2,032,635	1,940,747
Total Equity	1,072,595	892,144	1,074,247	990,716	1,080,056
Other Data:
Cash Flow From Operating Activities	$87,534	$83,189	$142,179	$71,185	$92,989
Cash Flow From Investing Activities	(3,779)	(9,923)	4,777	6,274	126,909
Cash Flow From Financing Activities	(99,504)	(230,383)	32,724	(79,754)	(230,276)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company was organized in the state of Maryland on August 10, 1993. We are a REIT, as defined in the Code. We began operations on July 1, 1994. Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by us, including First Industrial, L.P. (the “Operating Partnership”), of which we are the sole general partner, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein.

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

We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties and access to external capital.

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

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a significant portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility, and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our preferred stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we are unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

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

•

We review our held-for-use properties on a continuous basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under the Financial Accounting Standards Board’s (the “FASB”) guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of the property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective.

•

Properties are classified as held for sale when all criteria within the FASB’s guidance relating to the disposal of long lived assets are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and record them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value of operational industrial properties is determined either by discounting the future expected cash flows of the property or by third party contract prices. The preparation of the discounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value, hold period and discount rate. Fair value of land is primarily determined by members of management who are responsible for the individual markets where the land parcels are located, quotes from local brokers or by third party contract prices. The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions.

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

•

On a continuous basis, we assess whether there are any indicators that the value of our investments in Joint Ventures may be impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties, the cap rate used to estimate the terminal value of the underlying properties and the discount rate used to value the Joint Ventures’ debt.

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

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $27.0 million and $222.5 million for the years ended December 31, 2011 and 2010, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders was $0.34 per share for the year ended December 31, 2011 and $3.53 per share for the year ended December 31, 2010.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the years ended December 31, 2011 and December 31, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through December 31, 2011 and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for the 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through December 31, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2010 or b) stabilized prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with certain subsidiaries of the Company acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2011 and December 31, 2010, the occupancy rates of our same store properties were 86.0% and 82.7%, respectively.

	2011	2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$323,665	$326,473	$(2,808)	(0.9)%
Acquired Properties	3,435	1,133	2,302	203.2%
Sold Properties	4,726	11,310	(6,584)	(58.2)%
(Re) Developments and Land, Not Included Above	867	675	192	28.4%
Other	5,074	8,799	(3,725)	(42.3)%

	$337,767	$348,390	$(10,623)	(3.0)%
Discontinued Operations	(19,932)	(27,481)	7,549	(27.5)%

Subtotal Revenues	$317,835	$320,909	$(3,074)	(1.0)%

Construction Revenues	—	869	(869)	(100.0)%

Total Revenues	$317,835	$321,778	$(3,943)	(1.2)%

Revenues from same store properties decreased $2.8 million due primarily to a decrease in lease cancelation fees and rental rates, offset by an increase in occupancy. Revenues from acquired properties increased $2.3 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $6.6 million due to the 49 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 4.0 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues decreased $3.7 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $0.9 million due to the substantial completion during 2010 of certain development projects for which we were acting in the capacity of development manager.

	2011	2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$102,230	$101,344	$886	0.9%
Acquired Properties	640	200	440	220.0%
Sold Properties	2,369	5,040	(2,671)	(53.0)%
(Re) Developments and Land, Not Included Above	970	1,153	(183)	(15.9)%
Other	11,039	12,735	(1,696)	(13.3)%

	$117,248	$120,472	$(3,224)	(2.7)%
Discontinued Operations	(8,658)	(11,821)	3,163	(26.8)%

Property Expenses	$108,590	$108,651	$(61)	(0.1)%

Construction Expenses	—	507	(507)	(100.0)%

Total Property and Construction Expenses	$108,590	$109,158	$(568)	(0.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $2.7 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land decreased $0.2 million due to a decrease in real estate tax expense and a decrease in bad debt expense. The $1.7 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a reduction in employee headcount. Construction expenses decreased $0.5 million due to the substantial completion during 2010 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $6.0 million, or 22.4%, due primarily to a decrease in compensation expense resulting from the reduction in employee headcount that occurred in 2010, a decrease in rent expense resulting from a reduction in office space during 2011 and 2010, a decrease in lawsuit settlement expense and a decrease in franchise tax expense primarily due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years.

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. For the year ended December 31, 2011, we recognized $1.6 million in restructuring charges to provide for costs associated with the termination of certain office leases ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan. For the year ended December 31, 2010, we recognized $1.9 million in restructuring charges to provide for employee severance and benefits ($0.5 million), costs associated with the termination of certain office leases ($0.7 million) and other costs ($0.7 million) associated with implementing our restructuring plan.

On October 22, 2010, we amended our Old Credit Facility. In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to sell. At December 31, 2010, all of the Non-Strategic Assets, which consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 acres, were classified as held for sale (except one industrial property comprising 0.3 million square feet of GLA). An impairment charge of $185.4 million was recorded during the year ended December 31, 2010 related to certain of the Non-Strategic Assets due to a reassessment of the hold period. The impairment charge was necessary in order to adjust the carrying value of the assets to fair market value less costs to sell. At December 31, 2011, there are 87 industrial properties comprising approximately 6.5 million square feet of GLA that no longer qualify to be classified as held for sale and as such, any impairment charge or reversal recorded during 2011 and 2010 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment reversal included in continuing operations for the year ended December 31, 2011 of $8.8 million is primarily comprised of a reversal of impairment of $2.9 million relating to certain industrial properties and land parcels that no longer qualify for held for sale classification and $5.9 million relating to a sold land parcel.

In addition to the $185.4 million of impairment recorded related to the Non-Strategic Assets, in connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we recorded an impairment charge of $9.2 million during the first quarter of 2010 related to one property located in Grand Rapids, Michigan.

	2011	2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$117,855	$128,137	$(10,282)	(8.0)%
Acquired Properties	2,194	603	1,591	263.8%
Sold Properties	1,521	5,358	(3,837)	(71.6)%
(Re) Developments and Land, Not Included Above	753	498	255	51.2%
Corporate Furniture, Fixtures and Equipment	1,426	1,975	(549)	(27.8)%

	$123,749	$136,571	$(12,822)	(9.4)%
Discontinued Operations	(2,145)	(11,273)	9,128	(81.0)%

Total Depreciation and Other Amortization	$121,604	$125,298	$(3,694)	(2.9)%

Depreciation and other amortization for same store properties decreased $10.3 million primarily due to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during 2011 as well as accelerated depreciation and amortization taken during the twelve months ended December 31, 2010, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $3.8 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other increased $0.3 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.5 million primarily due to assets becoming fully depreciated.

Interest income decreased $0.4 million, or 10.1%, due primarily to a decrease in the weighted average mortgage loans receivable balance outstanding for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Interest expense, inclusive of $0.1 million and $0.3 million of interest expense included in discontinued operations, for the years ended December 31, 2011 and 2010, respectively, decreased $6.0 million, or 5.6%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2011 ($1,594.3 million) as compared to the year ended December 31, 2010 ($1,867.8 million) and by an increase in capitalized interest for the year ended December 31, 2011 due to an increase in development activities, offset by an increase in the weighted average interest rate for the year ended December 31, 2011 (6.31%), as compared to the year ended December 31, 2010 (5.68%).

Amortization of deferred financing costs increased $0.5 million, or 14.1%, due primarily to an increase in financing costs related to the amendment of our Old Credit Facility in October 2010.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.7 million in mark to market loss, inclusive of $0.6 million in swap payments, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the year ended December 31, 2011, as compared to $1.1 million in mark to market loss, inclusive of $0.5 million in swap payments, for the year ended December 31, 2010.

For the year ended December 31, 2011, we recognized a net loss from retirement of debt of $5.5 million due primarily to the early payoff of certain mortgage loans, the partial repurchase of certain series of our senior unsecured notes, the write-off of unamortized fees associated with the Old Credit Facility and a loss on a transfer of a property to a lender in satisfaction of a mortgage loan. For the year ended December 31, 2010, we recognized a net loss from retirement of debt of $4.3 million due primarily to the redemption of our 2011 Notes.

Foreign currency exchange loss of $0.3 million for the year ended December 31, 2011 relates to the wind-down of our operations in Canada. Foreign currency exchange loss of $0.2 million for the year ended December 31, 2010 relates to the wind-down of our operations in Europe.

For the year ended December 31, 2011, Equity in Income of Joint Ventures was $1.0 million, as compared to Equity in Income of Joint Ventures of $0.7 million for the year ended December 31, 2010. The increase of $0.3 million is due primarily to selling our equity interests in five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture) during 2010. For the year ended December 31, 2010, our pro rata share of net losses from two of the sold joint ventures of $2.3 million was offset by our pro rata share of net income from three of the sold joint ventures of $2.1 million.

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

For the year ended December 31, 2011, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.7 million gain is the difference between our carrying value and fair value of our equity interest on the acquisition date.

Income tax provision (included in continuing operations, discontinued operations and gain on sale of real estate) decreased by $1.2 million, or 35.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in state taxes in 2010 due to a one time unfavorable court decision on business loss carryforwards in the State of Michigan in 2010 and gain on sale of joint venture interests in 2010, partially offset by an increase in gain on sale of real estate within our taxable REIT subsidiaries for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2011 and December 31, 2010.

	2011	2010
	($ in 000’s)
Total Revenues	$19,932	$27,481
Property Expenses	(8,658)	(11,821)
Impairment of Real Estate	(6,146)	(81,648)
Depreciation and Amortization	(2,145)	(11,273)
Interest Expense	(63)	(268)
Gain on Sale of Real Estate	20,419	11,092
Provision for Income Taxes	(1,246)	—

Income (Loss) from Discontinued Operations	$22,093	$(66,437)

Income from discontinued operations for the year ended December 31, 2011 reflects the results of operations and gain on sale of real estate relating to 36 industrial properties that were sold during the year ended December 31, 2011 and the results of operations of 46 industrial properties that were identified as held for sale at December 31, 2011. The impairment loss for the year ended December 31, 2011 of $6.1 million relates to an impairment charge related to certain Non-Strategic assets that were either sold during the year or classified as held for sale at December 31, 2011.

Loss from discontinued operations for the year ended December 31, 2010 reflects the results of operations and gain on sale of real estate relating to 13 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010, the results of operations of 36 industrial properties that were sold during the year ended December 31, 2011 and the results of operations of the 46 industrial properties identified as held for sale at December 31, 2011. The impairment loss for the year ended December 31, 2010 of $81.6 million relates to an impairment charge related to certain Non-Strategic assets that were either sold during the year or classified as held for sale at December 31, 2011.

The $1.4 million gain on sale of real estate for the year ended December 31, 2011 resulted from the sale of one land parcel that did not meet the criteria for inclusion in discontinued operations. The $0.9 million gain on sale of real estate for the year ended December 31, 2010 resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.

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

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the years ended December 31, 2010 and December 31, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through December 31, 2010 and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for the 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through December 31, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2009 or b) stabilized prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the taxable REIT subsidiaries acting as development manager to construct industrial properties and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2010 and December 31, 2009, the occupancy rates of our same store properties were 83.1% and 83.5%, respectively.

	2010	2009	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$325,280	$331,917	$(6,637)	(2.0)%
Acquired Properties	1,133	—	1,133	—
Sold Properties	1,314	9,944	(8,630)	(86.8)%
(Re) Developments and Land, Not Included Above	11,870	7,044	4,826	68.5%
Other	8,793	17,560	(8,767)	(49.9)%

	$348,390	$366,465	$(18,075)	(4.9)%
Discontinued Operations	(27,481)	(36,850)	9,369	(25.4)%

Subtotal Revenues	$320,909	$329,615	$(8,706)	(2.6)%

Construction Revenues	869	54,957	(54,088)	(98.4)%

Total Revenues	$321,778	$384,572	$(62,794)	(16.3)%

Revenues from same store properties decreased $6.6 million due primarily to a decrease in rental rates and a decrease in occupancy. Revenues from acquired properties increased $1.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $8.6 million due to the 28 industrial properties and one leased land parcel sold subsequent to December 31, 2008 totaling approximately 3.0 million square feet of GLA. Revenues from (re)developments and land increased $4.8 million primarily due to an increase in occupancy. Other revenues decreased $8.8 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $54.1 million primarily due to the substantial completion during 2010 and 2009 of certain development projects for which we were acting in the capacity of development manager.

	2010	2009	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$103,148	$105,341	$(2,193)	(2.1)%
Acquired Properties	200	—	200	—
Sold Properties	713	2,940	(2,227)	(75.7)%
(Re) Developments and Land, Not Included Above	3,676	3,736	(60)	(1.6)%
Other	12,735	14,229	(1,494)	(10.5)%

	$120,472	$126,246	$(5,774)	(4.6)%
Discontinued Operations	(11,821)	(14,966)	3,145	(21.0)%

Property Expenses	$108,651	$111,280	$(2,629)	(2.4)%

Construction Expenses	507	52,720	(52,213)	(99.0)%

Total Property and Construction Expenses	$109,158	$164,000	$(54,842)	(33.4)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.2 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2008. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land remained relatively unchanged. The $1.5 million decrease in other expense is primarily attributable to a decrease in compensation. Construction expenses decreased $52.2 million primarily due to the substantial completion during 2010 and 2009 of certain development projects for which we were acting in the capacity of development manager.

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

On October 22, 2010, we amended our Old Credit Facility. In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to sell. At December 31, 2010, all of the Non-Strategic Assets, which consisted of 193 industrial properties comprising approximately 16.1 million square feet of GLA and land parcels comprising approximately 695 acres, were classified as held for sale (except one industrial property comprising 0.3 million square feet of GLA). An impairment charge of $185.4 million was recorded during the year ended December 31, 2010 related to certain of the Non-Strategic Assets due to a reassessment of the hold period. The impairment charge was necessary in order to adjust the carrying value of the assets to fair market value less costs to sell. At December 31, 2011, there are 87 industrial properties comprising approximately 6.5 million square feet of GLA that no longer qualify to be classified as held for sale and as such, any impairment charge or reversal recorded during 2011 and 2010 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment charge of $112.9 million included in continuing operations for the year ended December 31, 2010 is primarily comprised of $104.6 million relating to certain industrial properties and land parcels that no longer qualify for held for sale classification and $8.3 million relating to sold land parcels.

As a result of adverse conditions in the credit and real estate markets, we recorded an impairment charge of $6.9 million during the year ended December 31, 2009 related to one property in the Inland Empire market ($1.3 million of this impairment charge is included in discontinued operations for the year ended December 31, 2009 because one building of the two-building property was sold during the year ended December 31, 2011).

	2010	2009	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$128,089	$138,313	$(10,224)	(7.4)%
Acquired Properties	603	—	603	—
Sold Properties	664	4,798	(4,134)	(86.2)%
(Re) Developments and Land, Not Included Above	5,240	4,560	680	14.9%
Corporate Furniture, Fixtures and Equipment	1,975	2,192	(217)	(9.9)%

	$136,571	$149,863	$(13,292)	(8.9)%
Discontinued Operations	(11,273)	(17,992)	6,719	(37.3)%

Total Depreciation and Other Amortization	$125,298	$131,871	$(6,573)	(5.0)%

Depreciation and other amortization for same store properties decreased $10.2 million due primarily to accelerated depreciation and amortization taken during the year ended December 31, 2009 attributable to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during the fourth quarter of 2010 as well as to certain tenants who terminated their leases early. Depreciation and other amortization from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.7 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.2 million primarily due to accelerated depreciation on furniture, fixtures and equipment taken in 2009 related to the termination of certain office leases.

Interest income increased $1.3 million, or 41.5%, due primarily to an increase in the weighted average mortgage loans receivable balance outstanding for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Interest expense, inclusive of $0.3 million and $0.7 million of interest expense included in discontinued operations for the years ended December 31, 2010 and 2009, respectively, decreased $9.3 million, or 8.0%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2010 ($1,867.8 million), as compared to the year ended December 31, 2009 ($2,050.5 million), offset by an increase in the weighted average interest rate for the year ended December 31, 2010 (5.68%), as compared to the year ended December 31, 2009 (5.64%) and by a decrease in capitalized interest for the year ended December 31, 2010 due to a decrease in development activities.

Amortization of deferred financing costs increased $0.4 million, or 14.6%, due primarily to an increase in costs related to the amendment of our Old Credit Facility in October 2010 and the origination of mortgage financings during 2010 and 2009, partially offset by expensing of capitalized loan fees as a result of the repurchase and retirement of certain of our senior unsecured notes. The net unamortized deferred financing fees related to the prior line of credit are amortized over the remaining amortization period, except for $0.2 million of unamortized deferred financing costs that were expensed as a result of the decrease in the capacity of the Old Credit Facility, which is included in (Loss) Gain From Retirement of Debt for the year ended December 31, 2010.

We recorded $1.1 million in mark to market loss, inclusive of $0.5 million in swap payments, related to the Series F Agreement which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the year ended December 31, 2010, as compared to $2.7 million in mark to market gain, inclusive of $0.5 million of swap payments, for the year ended December 31, 2009. Additionally included in Mark-to-Market Gain on Interest Rate Protection Agreements for the year ended December 31, 2009 is $1.0 million related to two forward starting swaps. In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement was $1.0 million and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the year ended December 31, 2009.

For the year ended December 31, 2010, we recognized a net loss from retirement of debt of $4.3 million due primarily to the redemption of our 2011 Notes. For the year ended December 31, 2009, we recognized a $34.6 million gain from retirement of debt due to the partial repurchase of certain series of our senior unsecured notes.

Foreign currency exchange loss of $0.2 million for the year ended December 31, 2010 relates to our wind-down of our operations in Europe.

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

For the year ended December 31, 2010, we recorded an income tax provision of $3.3 million, as compared to an income tax benefit of $23.2 million for the year ended December 31, 2009. The variance of $26.5 million is due primarily to a loss carryback generated from the tax liquidation of one of our taxable REIT subsidiaries for the year ended December 31, 2009, an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan for the year ended December 31, 2010 and gain on sale of joint venture interests in 2010.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2010 and December 31, 2009.

	2010	2009
	($ in 000’s)
Total Revenues	$27,481	$36,850
Property Expenses	(11,821)	(14,966)
Impairment of Real Estate	(81,648)	(1,317)
Depreciation and Amortization	(11,273)	(17,992)
Interest Expense	(268)	(653)
Gain on Sale of Real Estate	11,092	24,206
Provision for Income Taxes	—	(1,846)

(Loss) Income from Discontinued Operations	$(66,437)	$24,282

Loss from discontinued operations for the year ended December 31, 2010 reflects the results of operations and gain on sale of real estate relating to 13 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010, the results of operations of 36 industrial properties that were sold during the year ended December 31, 2011 and the results of operations of 46 industrial properties that were identified as held for sale at December 31, 2011. The impairment loss for the year ended December 31, 2010 of $81.6 million relates to an impairment charge related to certain Non-Strategic assets that were either sold during the year or classified as held for sale at December 31, 2011.

Income from discontinued operations for the year ended December 31, 2009 reflects the results of operations and gain on sale of real estate relating to 15 industrial properties that were sold during the year ended December 31, 2009, the results of operations of 13 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010, the results of operations of 36 industrial properties that were sold during the year ended December 31, 2011 and the results of operations of the 46 industrial properties identified as held for sale at December 31, 2011. The impairment loss for the year ended December 31, 2009 of $1.3 million relates to an impairment charge recorded related to one sold property in the Inland Empire market. The impairment charge was a result of adverse conditions in the credit and real estate markets.

The $0.9 million and $0.4 million gain on sale of real estate for the years ended December 31, 2010 and 2009, respectively, resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 our cash and cash equivalents was approximately $10.2 million. We also had $300.5 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through December 31, 2012) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2012 Notes, in the aggregate principal amount of $61.8 million, are due on April 15, 2012. We expect to satisfy the payment obligations on the 2012 Notes with borrowings on our Unsecured Credit Facility. With the exception of the 2012 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (after December 31, 2012) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At December 31, 2011, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.385%. As of February 28, 2012, we had approximately $262.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2011, and we anticipate that we will be able to operate in compliance with our financial covenants in 2012.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2011

Net cash provided by operating activities of approximately $87.5 million for the year ended December 31, 2011 was comprised primarily of the non-cash adjustments of approximately $111.7 million, operating distributions received in excess of equity in income of joint ventures of $0.1 million and a decrease in restricted cash of approximately $0.1 million, offset by net loss of approximately $9.2 million, payments of discounts associated with senior unsecured notes of $5.3 million, prepayment premiums associated with the retirement of debt of approximately $1.3 million and net change in operating assets and liabilities of approximately $8.6 million. The adjustments for the non-cash items of approximately $111.7 million are primarily comprised of depreciation and amortization of approximately $136.3 million, the provision for bad debt of approximately $1.1 million, the loss from retirement of debt of approximately $5.5 million and the mark to market loss related to the Series F Agreement of approximately $1.7 million, offset by the reversal of impairment of real estate of $2.7 million, the gain on sale of real estate of approximately $21.8 million, the gain on the change in control of interests in connection with the redemption of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.7 million and the effect of the straight-lining of rental income of approximately $7.7 million.

Net cash used in investing activities of approximately $3.8 million for the year ended December 31, 2011 was comprised primarily of the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by the net proceeds from the sale of real estate and the repayments on our mortgage loan receivables.

We invested approximately $0.2 million in, and received total distributions of approximately $1.7 million, from our Joint Ventures. As of December 31, 2011, our Joint Ventures owned seven industrial properties comprising approximately 3.4 million square feet of GLA.

During the year ended December 31, 2011, we sold 36 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel. Proceeds from the sales of the 36 industrial properties and one land parcel, net of closing costs, were approximately $76.0 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale throughout 2012. We expect to use at least a portion of sale proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

During the year ended December 31, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $5.3 million and the assumption of a mortgage loan in the amount of $24.4 million.

Net cash used in financing activities of approximately $99.5 million for the year ended December 31, 2011 was comprised primarily of repayments on our senior unsecured notes and mortgage loans payable, payments of debt and equity issuance costs, net repayments on our Unsecured Credit Facility, preferred stock dividends, the repurchase and retirement of restricted stock and payments on the interest rate swap agreement offset by the net proceeds from the issuance of common stock and proceeds from the new mortgage financings.

During the year ended December 31, 2011, we received proceeds from the origination of $255.9 million in mortgage loans. The mortgage loans bear interest at a fixed rate between 4.45% and 4.85% and mature between June 2018 and October 2021. We may engage various lenders, from time to time, regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down our other debt and/or make select property acquisitions. No assurances can be made that additional mortgage financing will be obtained.

During the year ended December 31, 2011, we redeemed or repurchased $241.7 million of our unsecured notes at an aggregate purchase price of $239.6 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the year ended December 31, 2011, we issued 17,415,856 shares of the Company’s common stock under the ATM and underwritten public offerings, resulting in net proceeds of approximately $202.8 million. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or make property acquisitions.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2011 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)	$35,756	$1,892	$3,172	$2,640	$28,052
Long-term Debt	1,483,803	74,518	318,227	355,555	735,503
Interest Expense on Long-Term Debt(1)(2)	569,752	81,249	152,524	114,198	221,781

Total	$2,089,311	$157,659	$473,923	$472,393	$985,336

(1)	Not on balance sheet.
(2)	Does not include interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes. At December 31, 2011, we have $0.8 million in outstanding letters of credit. Additionally, we have $6.0 million in performance bonds outstanding at December 31, 2011. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above, that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Environmental

We paid approximately $1.1 million and $0.6 million in 2011 and 2010, respectively, related to environmental expenditures. We estimate 2012 expenditures of approximately $1.2 million. We estimate that the aggregate expenditures which need to be expended in 2012 and beyond with regard to currently identified environmental issues will not exceed approximately $2.6 million.

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

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2011 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2011, approximately $1,330.5 million (approximately 89.9% of total debt at December 31, 2011) of our debt was fixed rate debt and approximately $149.0 million (approximately 10.1% of total debt at December 31, 2011) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2011, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.4 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at December 31, 2011. Changes in LIBOR could result in a greater than 10% increase in such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2011 by approximately $36.7 million to $1,337.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2011 by approximately $38.9 million to $1,412.9 million.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2011, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2011, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

Supplemental Earnings Measure

Investors in and industry analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental operating performance measure of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO available to common stockholders and participating securities should not be considered as a substitute for its most comparable GAAP measure, net income (loss) available to common stockholders and participating securities, or any other measures derived in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and therefore may not be comparable to other similarly titled measures of other companies.

Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets, real estate asset depreciation and amortization and impairment write-downs taken on previously depreciated real estate, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or to those of different companies.

The following table shows a reconciliation of net income (loss) available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In thousands except per share data)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(27,010)	$(222,498)	$(13,783)
Adjustments:
Depreciation and Other Amortization of Real Estate	120,178	123,323	129,679
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	2,145	11,273	17,992
Company Share of Joint Venture Depreciation and Other Amortization	551	947	4,994
Impairment of Depreciated Real Estate	(1,687)	90,204	5,617
Impairment of Depreciated Real Estate Included in Discontinued Operations	6,146	81,648	1,317
Gain on Sale of Depreciated Real Estate	(20,419)	(11,073)	(24,231)
Company Share of Joint Venture Gain on Sale of Depreciated Real Estate	(616)	(231)	(74)
Gain on Change in Control of Interests	(689)
Noncontrolling Interest Share of Adjustments	(6,448)	(23,067)	(13,759)

Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$72,151	$50,526	$107,752

Subsequent Events

From January 1, 2012 to February 28, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded through the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off at closing and a cash payment of $8.3 million. We will account for this transaction as a step acquisition utilizing the purchase method of accounting. There were no industrial properties sold during this time.

From January 1, 2012 to February 28, 2012, we repurchased and retired $0.4 million of our senior unsecured notes maturing in 2028 for a payment of $0.4 million.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 27, 2012, the Company, in its capacity as the sole general partner of the Operating Partnership and owner of greater than 90% of all Units, amended and restated the Eleventh Amended and Restated Agreement of Limited Partnership of the Operating Partnership, effective March 17, 2012, in order to permit a merger of the Operating Partnership to be authorized by the vote of a majority of Units, make technical amendments of the agreement’s Unit issuance and general partnership interest transfer and succession provisions in the event of certain Company transactions and to expand the notice requirements under the agreement in the event of an amendment. The foregoing summary is qualified in its entirety by reference to the Twelfth Amended and Restated Agreement of Limited Partnership of the Operating Partnership, which is attached hereto as Exhibit 10.1, to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)

3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

3.10	Articles of Amendment to the Company’s Articles of Incorporation, dated May 12, 2011 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed June 2, 2011, File No. 1-13102)

4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibits	Description

4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

4.3	Remarketing Agreement, dated May 27, 2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)

4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)

4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)

4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.10	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.11	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.12	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.13	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

Exhibits	Description

4.14	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.15	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.16	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.17	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)

4.18	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.19	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1*	Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 and effective March 17, 2012 (the “LP Agreement”).

10.2	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)

10.3	Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.4	Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)

10.5†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.6†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)

10.7	Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.8	Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

Exhibits	Description

10.9†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)

10.10†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.11†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.12†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)

10.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.14†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)

10.15†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.19	Unsecured Revolving Credit Agreement dated as of December 14, 2011 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 15, 2011, File No. 1-13102)

10.20†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)

10.21†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)

10.22†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)

10.23†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.24†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

Exhibits	Description

10.25†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.27†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.29†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.30†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.31†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)

10.32†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)

10.33†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)

10.34†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

10.35†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)

10.36†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)

10.37†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)

10.38	Distribution Agreement among the First Industrial Realty Trust, Inc., First Industrial, L.P. and J.P. Morgan Securities Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102)

10.39†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)

Exhibits	Description

10.40†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 13, 2011, File No. 1-13102)

10.41†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.42†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

10.43	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated February 28, 2011(incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on February 28, 2011, File No. 1-13102)

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from First Industrial Realty Trust, Inc.’s Annual Report on Form0 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

*	Filed herewith.
**	Furnished herewith.
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

3.6	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

3.7	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

3.8	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)

3.9	Articles Supplementary relating to the Company’s 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

3.10	Articles of Amendment to the Company’s Articles of Incorporation, dated May 12, 2011 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed June 2, 2011, File No. 1-13102)

4.1	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

4.3	Remarketing Agreement, dated May 27,2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)

Exhibits	Description

4.4	Remarketing Agreement, dated May 27,2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102)

4.5	Deposit Agreement, dated January 13,2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)

4.6	Deposit Agreement, dated August 21, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)

4.7	Indenture, dated as of May 13, 1997,between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.10	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.11	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.12	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.13	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.14	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.15	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

Exhibits	Description

4.16	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.17	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)

4.18	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.19	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1*	Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 and effective March 17, 2012 (the “LP Agreement”).

10.2	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)

10.3	Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.4	Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)

10.5†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.6†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)

10.7	Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.8	Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.9†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael W. Brennan dated November 26, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)

10.10†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.11†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

Exhibits	Description

10.12†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and Michael J. Havala dated December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 23, 2008, File No. 1-13102)

10.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.14†	Separation and Release Agreement between First Industrial Realty Trust, Inc. and David P. Draft dated November 25, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 28, 2008, File No. 1-13102)

10.15†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.19	Unsecured Revolving Credit Agreement dated as of December 14, 2011 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 15, 2011, File No. 1-13102)

10.20†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)

10.21†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)

10.22†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)

10.23†	Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.24†	Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.25†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.26†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

Exhibits	Description

10.27†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.28†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.29†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.30†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.31†	First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)

10.32†	Employment Agreement dated as of January 9, 2009 among First Industrial Realty Trust, Inc., First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)

10.33†	Restricted Stock Unit Award Agreement dated as of January 9, 2009 between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 12, 2009, File No. 1-13102)

10.34†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

10.35†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)

10.36†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2009, File No. 1-13102)

10.37†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)

10.38	Distribution Agreement among the First Industrial Realty Trust, Inc., First Industrial, L.P. and J.P. Morgan Securities Inc. dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 4, 2010, File No. 1-13102)

10.39†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)

10.40†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 13, 2011, File No. 1-13102)

10.41†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.42†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

Exhibits	Description

10.43	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated February 28, 2011(incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on February 28, 2011, File No. 1-13102)

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from First Industrial Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).(1)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.
(1)	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

FIRST INDUSTRIAL REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First Industrial Realty Trust, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 29, 2012

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$638,071	$554,829
Buildings and Improvements	2,326,245	2,061,266
Construction in Progress	27,780	2,672
Less: Accumulated Depreciation	(658,729)	(509,634)

Net Investment in Real Estate	2,333,367	2,109,133

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $39,413 and $165,211	91,659	392,291
Cash and Cash Equivalents	10,153	25,963
Restricted Cash	—	117
Tenant Accounts Receivable, Net	3,062	3,064
Investments in Joint Ventures	1,674	2,451
Deferred Rent Receivable, Net	50,033	37,878
Deferred Financing Costs, Net	15,244	15,351
Deferred Leasing Intangibles, Net	38,037	39,718
Prepaid Expenses and Other Assets, Net	123,428	124,088

Total Assets	$2,666,657	$2,750,054

LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$690,256	$486,055
Senior Unsecured Debt, Net	640,227	879,529
Unsecured Credit Facility	149,000	376,184
Mortgage Loan Payable on Real Estate Held for Sale, Net, Inclusive of $0 and $6 of Accrued Interest	—	1,014
Accounts Payable, Accrued Expenses and Other Liabilities, Net	71,470	67,326
Deferred Leasing Intangibles, Net	16,567	18,519
Rents Received in Advance and Security Deposits	25,852	27,367
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $415 and $2,668	690	1,916

Total Liabilities	1,594,062	1,857,910

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 150,000,000 and 100,000,000 shares authorized; 91,131,516 and 73,165,410 shares issued; and 86,807,402 and 68,841,296 shares outstanding)	911	732
Additional Paid-in-Capital	1,811,349	1,608,014
Distributions in Excess of Accumulated Earnings	(633,854)	(606,511)
Accumulated Other Comprehensive Loss	(11,712)	(15,339)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,026,676	846,878
Noncontrolling Interest	45,919	45,266

Total Equity	1,072,595	892,144

Total Liabilities and Equity	$2,666,657	$2,750,054

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands except per share data)
Revenues:
Rental Income	$243,478	$242,213	$246,027
Tenant Recoveries and Other Income	74,357	78,696	83,588
Construction Revenues	—	869	54,957

Total Revenues	317,835	321,778	384,572

Expenses:
Property Expenses	108,590	108,651	111,280
General and Administrative	20,638	26,589	37,835
Restructuring Costs	1,553	1,858	7,806
Impairment of Real Estate	(8,807)	112,904	5,617
Depreciation and Other Amortization	121,604	125,298	131,871
Construction Expenses	—	507	52,720

Total Expenses	243,578	375,807	347,129

Other Income (Expense):
Interest Income	3,922	4,364	3,084
Interest Expense	(100,127)	(105,898)	(114,768)
Amortization of Deferred Financing Costs	(3,963)	(3,473)	(3,030)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,718)	(1,107)	3,667
(Loss) Gain From Retirement of Debt	(5,459)	(4,304)	34,562
Foreign Currency Exchange Loss	(332)	(190)	—

Total Other Income (Expense)	(107,677)	(110,608)	(76,485)
Loss from Continuing Operations Before Equity in Income (Loss) of Joint Ventures, Gain on Sale of Joint Venture Interests, Gain on Change in Control of Interests and Income Tax (Provision) Benefit	(33,420)	(164,637)	(39,042)
Equity in Income (Loss) of Joint Ventures	980	675	(6,470)
Gain on Sale of Joint Venture Interests	—	11,226	—
Gain on Change in Control of Interests	689	—	—
Income Tax (Provision) Benefit	(450)	(2,963)	25,185

Loss from Continuing Operations	(32,201)	(155,699)	(20,327)

Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	2,920	(77,529)	1,922
Gain on Sale of Real Estate	20,419	11,092	24,206
Provision for Income Taxes Allocable to Discontinued Operations	(1,246)	—	(1,846)

Total Discontinued Operations	22,093	(66,437)	24,282
(Loss) Income Before Gain on Sale of Real Estate	(10,108)	(222,136)	3,955
Gain on Sale of Real Estate	1,370	859	374
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(452)	(342)	(143)

Net (Loss) Income	(9,190)	(221,619)	4,186
Less: Net Loss Attributable to the Noncontrolling Interest	1,745	18,798	1,547

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(7,445)	(202,821)	5,733
Less: Preferred Dividends	(19,565)	(19,677)	(19,516)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(27,010)	$(222,498)	$(13,783)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.59)	$(2.56)	$(0.73)

Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.26	$(0.97)	$0.45

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(0.34)	$(3.53)	$(0.28)

Distributions Per Share	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding	80,616	62,953	48,695

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in thousands)
Net (Loss) Income	$(9,190)	$(221,619)	$4,186
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision	—	990	(383)
Amortization of Interest Rate Protection Agreements	2,166	2,108	796
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	3,250	(182)	523
Reclassification of Foreign Exchange Loss on Substantial Liquidation of Foreign Entities, Net of Income Tax Benefit	179	—	—
Foreign Currency Translation Adjustment, Net of Income Tax (Provision) Benefit	(1,480)	563	1,503

Comprehensive (Loss) Income	(5,075)	(218,140)	6,625
Comprehensive Loss Attributable to Noncontrolling Interest	1,494	18,527	1,299

Comprehensive (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(3,581)	$(199,613)	$7,924

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Shares At Cost	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2008	$—	$490	$1,398,024	$(140,018)	$(370,229)	$(19,668)	$122,117	$990,716
Issuance of Common Stock, Net of Issuance Costs	—	169	83,626	—	—	—	—	83,795
Stock Based Compensation Activity	—	(1)	12,662	—	(1)	—	—	12,660
Conversion of Units to Common Stock	—	4	7,813	—	—	—	(7,817)	—
Reallocation—Additional Paid in Capital	—	—	49,126	—	—	—	(49,126)	—
Repurchase of Equity Component of Exchangeable Note	—	—	(33)	—	—	—	—	(33)
Preferred Dividends	—	—	—	—	(19,516)	—	—	(19,516)
Net Income (Loss)	—	—	—	—	5,733	—	(1,547)	4,186
Reallocation—Other Comprehensive Income	—	—	—	—	—	(931)	931	—
Other Comprehensive Income	—	—	—	—	—	2,191	248	2,439

Balance as of December 31, 2009	$—	$662	$1,551,218	$(140,018)	$(384,013)	$(18,408)	$64,806	$1,074,247
Issuance of Common Stock, Net of Issuance Costs	—	64	49,909	—	—	—	—	49,973
Stock Based Compensation Activity	—	5	5,736	—	—	—	—	5,741
Conversion of Units to Common Stock	—	1	315	—	—	—	(316)	—
Reallocation—Additional Paid in Capital	—	—	836	—	—	—	(836)	—
Preferred Dividends	—	—	—	—	(19,677)	—	—	(19,677)
Net Loss	—	—	—	—	(202,821)	—	(18,798)	(221,619)
Reallocation—Other Comprehensive Income	—	—	—	—	—	(139)	139	—
Other Comprehensive Income	—	—	—	—	—	3,208	271	3,479

Balance as of December 31, 2010	$—	$732	$1,608,014	$(140,018)	$(606,511)	$(15,339)	$45,266	$892,144
Issuance of Common Stock, Net of Issuance Costs	—	174	202,158	—	—	—	—	202,332
Stock Based Compensation Activity	—	4	3,088	—	(333)	—	—	2,759
Conversion of Units to Common Stock	—	1	1,108	—	—	—	(1,109)	—
Reallocation—Additional Paid in Capital	—	—	(3,019)	—	—	—	3,019	—
Preferred Dividends	—	—	—	—	(19,565)	—	—	(19,565)
Net Loss	—	—	—	—	(7,445)	—	(1,745)	(9,190)
Reallocation—Other Comprehensive Income	—	—	—	—	—	(237)	237	—
Other Comprehensive Income	—	—	—	—	—	3,864	251	4,115

Balance as of December 31, 2011	$—	$911	$1,811,349	$(140,018)	$(633,854)	$(11,712)	$45,919	$1,072,595

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(9,190)	$(221,619)	$4,186
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	95,931	104,175	112,241
Amortization of Deferred Financing Costs	3,963	3,473	3,030
Other Amortization	36,390	41,024	52,646
Impairment of Real Estate, Net	(2,661)	194,552	6,934
Provision for Bad Debt	1,110	1,880	3,259
Equity in (Income) Loss of Joint Ventures	(980)	(675)	6,470
Distributions from Joint Ventures	1,033	3,032	2,319
Gain on Sale of Real Estate	(21,789)	(11,951)	(24,580)
Gain on Sale of Joint Venture Interests	—	(11,226)	—
Gain on Change in Control of Interests	(689)	—	—
Loss (Gain) on Retirement of Debt	5,459	4,304	(34,562)
Prepayment Premiums Associated with Retirement of Debt	(1,268)	—	—
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	1,718	1,107	(3,667)
Decrease in Developments for Sale Costs	—	—	812
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,933)	(1,580)	51,641
Increase in Deferred Rent Receivable	(7,733)	(7,041)	(8,350)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,684)	(9,411)	(27,631)
Decrease (Increase) in Restricted Cash	117	(15)	7
Payments of Premiums and Discounts Associated with Senior Unsecured Notes	(5,260)	(6,840)	(2,576)

Net Cash Provided by Operating Activities	87,534	83,189	142,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(90,524)	(89,736)	(75,947)
Net Proceeds from Sales of Investments in Real Estate	75,953	68,046	74,982
Contributions to and Investments in Joint Ventures	(155)	(777)	(3,742)
Distributions and Sales Proceeds from Joint Venture Interests	650	11,519	6,333
Repayment of Notes Receivable	10,394	1,460	3,151
Increase in Lender Escrows	(97)	(435)	—

Net Cash (Used in) Provided by Investing Activities	(3,779)	(9,923)	4,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(7,162)	(4,544)	(8,322)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	202,845	50,087	84,465
Repurchase and Retirement of Restricted Stock	(1,001)	(298)	(739)
Payments on Interest Rate Swap Agreement	(489)	(450)	(320)
Settlement of Interest Rate Protection Agreements	—	—	(7,491)
Repayments of Senior Unsecured Notes	(234,307)	(259,018)	(336,196)
Dividends/Distributions	—	—	(12,614)
Preferred Stock Dividends	(15,254)	(19,677)	(20,296)
Repayments on Mortgage and Other Loans Payable	(71,983)	(20,872)	(13,513)
Proceeds from Origination of Mortgage Loans Payable	255,900	105,580	339,783
Proceeds from Unsecured Credit Facility	390,500	69,097	180,000
Repayments on Unsecured Credit Facility	(618,553)	(149,280)	(172,000)
Costs Associated with the Retirement of Debt	—	(1,008)	—
Repurchase of Equity Component Exchangeable Notes	—	—	(33)

Net Cash (Used in) Provided by Financing Activities	(99,504)	(230,383)	32,724

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(61)	137	81
Net (Decrease) Increase in Cash and Cash Equivalents	(15,749)	(157,117)	179,680
Cash and Cash Equivalents, Beginning of Year	25,963	182,943	3,182

Cash and Cash Equivalents, End of Year	$10,153	$25,963	$182,943

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. The 2007 Europe Joint Venture does not own any properties. See Note 5 for more information on the Joint Ventures.

As of December 31, 2011, we owned 740 industrial properties located in 26 states in the United States and one province in Canada, containing an aggregate of approximately 66.3 million square feet of gross leasable area (“GLA”).

Any references to the number of buildings and square footage in the financial statement footnotes are unaudited.

2. Basis of Presentation

First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 94.3% and 92.8% common ownership interest at December 31, 2011 and 2010, respectively. Noncontrolling interest at December 31, 2011 and 2010 of 5.7% and 7.2%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

Our consolidated financial statements at December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009 include the accounts and operating results of the Company and our subsidiaries. Such financial statements present our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2011 and 2010, and the reported amounts of revenues and expenses for each of the years ended December 31, 2011, 2010 and 2009. Actual results could differ from those estimates. Certain reclassifications within the footnotes have been made to prior period amounts in order to conform with current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash

At December 31, 2010, restricted cash primarily includes cash held in escrow in connection with mortgage debt requirements. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a continuous basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy or decline in general market conditions). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, we deduct from the estimated sales price of the property the estimated costs to close the sale. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the “FASB”) guidance on the impairment or disposal of long-lived assets are met.

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

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases.

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

Deferred Leasing Intangibles, net of accumulated amortization (exclusive of Deferred Leasing Intangibles held for sale) included in our total assets and total liabilities consist of the following:

	December 31, 2011	December 31, 2010
In-Place Leases	$19,587	$21,951
Above Market Leases	$5,888	$3,948
Tenant Relationships	$12,562	$13,819

Total included in Total Assets	$38,037	$39,718

Below Market Leases	$16,567	$18,519

Total included in Total Liabilities	$16,567	$18,519

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles, exclusive of in-place leases and tenant relationships held for sale, was $11,076, $14,185 and $16,162 for the years ended December 31, 2011, 2010, and 2009, respectively. Rental revenues increased by $1,431, $2,857 and $4,273 related to net amortization of above/(below) market leases, exclusive of above/(below) market leases held for sale, for the years ended December 31, 2011, 2010, and 2009, respectively. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2011 and not classified as held for sale, as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2012	$6,519	$763
2013	$5,457	$531
2014	$4,417	$380
2015	$3,750	$371
2016	$2,394	$884

Construction Revenues and Expenses

Construction revenues and expenses represent revenues earned and expenses incurred in connection with a taxable REIT subsidiary acting as a general contractor or development manager to construct industrial properties and also include revenues and expenses related to the development of properties for third parties. We use the percentage-of-completion contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At December 31, 2011, we owned a land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities related to this land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts related to this land parcel are translated using the average exchange rate for the period. The resulting translation adjustments are included in Accumulated Other Comprehensive Income.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $13,086 and $16,565 at December 31, 2011 and 2010, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

Investments in Joint Ventures represent our noncontrolling equity interests in our Joint Ventures. We account for our Investments in Joint Ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. In order to assess whether consolidation of a variable-interest entity is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.

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

On a continuous basis, we assess whether there are any indicators that the value of our Investments in Joint Ventures may be impaired. An investment is impaired if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in fair value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties, the cap rate used to estimate the terminal value of the underlying properties and the discount rate used to value the Joint Ventures’ debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our fair values estimated in the impairment analyses may not be realized.

Stock Based Compensation

We account for stock based compensation using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Net income, net of preferred dividends, is allocated to common stockholders and participating securities based upon their proportionate share of weighted average shares plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Certain restricted stock awards and restricted unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. See Note 9 for further disclosure about participating securities.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.

Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant’s lease and when we have no further obligations under the lease.

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,675 and $3,001 as of December 31, 2011 and 2010, respectively. Deferred rent receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,302 and $1,855 as of December 31, 2011 and 2010, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

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

Income Taxes

We have elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income to our stockholders. Management intends to continue to adhere to these requirements and to maintain our REIT status. As a REIT, we are entitled to a tax deduction for some or all of the dividends we pay to shareholders. Accordingly, we generally will not be subject to federal income taxes as long as we currently distribute to shareholders an amount equal to or in excess of our taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to corporate federal, state and local income taxes. As a REIT, we may also be subject to certain federal excise and franchise taxes if we engage in certain types of transactions. A benefit/provision has been made for federal, state and local income taxes in the accompanying consolidated financial statements. In accordance with FASB’s guidance, the total benefit/provision has been separately allocated to income (loss) from continuing operations, income (loss) from discontinued operations and gain (loss) on sale of real estate. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. As of December 31, 2011, we do not have any unrecognized tax benefits.

We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2008 through 2011. One of our taxable REIT subsidiaries which liquidated in September 2009 is currently under examination by the Internal Revenue Service (“IRS”) for 2008 and for the tax year ended September 1, 2009 during which we received refunds from the IRS of $3,767 and $40,418, respectively.

During 2005, we recorded a $745 franchise tax reserve related to a potential state franchise tax assessment for the 1996-2001 tax years. During the year ended December 31, 2011, we received a refund from the state, representing amounts paid during 2006 related to the 1996-2001 tax years. Based on the refund received and discussions with the taxing authorities, as of December 31, 2011, management believes that it is unlikely that any franchise tax amounts will be assessed by the state for such tax years. As such, during the year ended December 31, 2011, we have reversed $745 of franchise taxes. Franchise taxes are recorded within general and administrative expense.

Earnings Per Share (“EPS”)

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive non-participating securities for the period. See Note 9 for further disclosure about EPS.

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (“Agreements”) to fix the interest rate on anticipated offerings of senior unsecured notes or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (shareholders’ equity). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income (loss) immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 14 for more information on Agreements.

Fair Value of Financial Instruments

Financial instruments other than our derivatives include tenant accounts receivable, net, notes receivable, accounts payable, other accrued expenses, mortgage and other loans payable, unsecured credit facility and senior unsecured notes. The fair values of tenant accounts receivable, net, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 6 for the fair values of the mortgage and other loans payable, unsecured credit facility and senior unsecured notes and see Note 4 for the fair value of our notes receivable.

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

4. Investment in Real Estate

Acquisitions

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

In 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5). The gross agreed-upon fair value for the real estate was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $689 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired for the years ended December 31, 2011 and 2010, which is recorded as deferred leasing intangibles, is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
In-Place Leases	$2,511	$1,782
Above Market Leases	$2,883	$239
Tenant Relationships	$1,553	$1,881

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded at the time of acquisition at the time of acquisition as a result of the real estate properties acquired for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
In-Place Leases	56	100
Above Market Leases	56	88
Tenant Relationships	116	165

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

In 2010, we sold 13 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 13 industrial properties and several land parcels were approximately $71,019. The gain on sale of real estate was approximately $11,951, of which $11,092 is shown in discontinued operations. The 13 sold industrial properties and one land parcel that received ground rental revenues meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 13 sold industrial properties and one land parcel that received ground rental revenues are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.

In 2011, we sold 36 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel. Gross proceeds from the sales of the 36 industrial properties and one land parcel were approximately $86,643. Included in the 36 industrial properties sold is one industrial property totaling approximately 0.4 million square feet of GLA that we transferred title to a lender in satisfaction of a non-recourse mortgage loan (See Note 6). The gain on sale of real estate was approximately $21,789, of which $20,419 is shown in discontinued operations. The 36 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 36 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria to be included in discontinued operations are included in continuing operations.

At December 31, 2011, we had 46 industrial properties comprising approximately 4.8 million square feet of GLA held for sale. The results of operations of the 46 industrial properties held for sale at December 31, 2011 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information for the years ended December 31, 2011, 2010 and 2009 regarding the industrial properties included in our discontinued operations.

	Year Ended December 31,
	2011	2010	2009
Total Revenues	$19,932	$27,481	$36,850
Property Expenses	(8,658)	(11,821)	(14,966)
Impairment of Real Estate	(6,146)	(81,648)	(1,317)
Depreciation and Amortization	(2,145)	(11,273)	(17,992)
Interest Expense	(63)	(268)	(653)
Gain on Sale of Real Estate	20,419	11,092	24,206
Provision for Income Taxes	(1,246)	—	(1,846)

Income (Loss) from Discontinued Operations	$22,093	$(66,437)	$24,282

At December 31, 2011 and 2010, we had notes receivable outstanding of approximately $55,502 and $58,803, net of a discount of $319 and $383, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At December 31, 2011 and 2010, the fair value of the notes receivable was $58,734 and $60,944, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as defined below.

Impairment Charges

On October 22, 2010, we amended our existing revolving credit facility (See Note 6). In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intended to sell. The Non-Strategic Assets originally consisted of 195 industrial properties comprising approximately 16.4 million square feet of GLA and land parcels comprising approximately 724 gross acres. At the time of the amendment, management reassessed the holding period for the Non-Strategic Assets and determined that certain of the industrial properties were impaired, and as such, the Company recorded an aggregate impairment charge of $185,397 for the year ended December 31, 2010.

At December 31, 2011, the Non-Strategic Assets consisted of 133 industrial properties comprising approximately 11.3 million square feet of GLA and land parcels comprising approximately 359 gross acres. Forty-six industrial properties comprising approximately 4.8 million square feet of GLA and land parcels comprising approximately 61 acres of the Non-Strategic Assets were classified as held for sale as of December 31, 2011. The net impairment charges for assets that qualify to be classified as held for sale at

December 31, 2011 were calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. The net impairment charges recorded during year ended December 31, 2011 are due to updated fair market values for certain of the Non-Strategic Assets whose estimated fair market values have changed since December 31, 2010. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Impairment has been reversed and/or catch-up depreciation and amortization has been recorded during year ended December 31, 2011, if applicable, for these assets that are no longer classified as held for sale.

In addition to the impairment recorded related to the Non-Strategic Assets, during the three months ended March 31, 2010, we recorded an impairment charge in the amount of $9,155 related to a property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”) in connection with the negotiation of a new lease. During the year ended December 31, 2009, we recorded an impairment charge of $6,934 related to a property comprised of 0.2 million square feet of GLA located in the Inland Empire (“Inland Empire Property”) due to adverse conditions in the credit and real estate markets. The non-cash impairment charges related to the Grand Rapids Property and the Inland Empire Property were based upon the difference between the fair value of the properties and their carrying value.

During the years ended December 31, 2011, 2010 and 2009, we recorded the following net non-cash impairment charges:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating Properties—Held for Sale and Sold Assets	$(6,146)	$(81,648)	$(1,317)

Impairment—Discontinued Operations	$(6,146)	$(81,648)	$(1,317)

Land Parcels—Held for Sale and Sold Assets	$5,879	$(8,275)	$—
Operating Properties—Held for Use	1,687	(90,204)	(5,617)
Land Parcels—Held for Use	1,241	(14,425)	—

Impairment—Continuing Operations	$8,807	$(112,904)	$(5,617)

Total Net Impairment	$2,661	$(194,552)	$(6,934)

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

For operational real estate assets, the most significant assumptions used in the discounted cash flow analyses included the discount rate, projected occupancy levels, rental rates and capital expenditures, and the future exit capitalization rate. For the valuation of land parcels, we reviewed recent comparable sales transactions, to the extent available, or if not available, we considered older comparable transactions, adjusted upward or downward to reflect management’s assumptions about current market conditions. In all cases, members of our management team that were responsible for the individual markets where the land parcels were located determined the internal valuations. Valuations based on third party offers include bona fide contract prices and letter of intent amounts, that we believe are indicative of fair value.

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the years ended December 31, 2011 and 2010. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale*	$52,057	—	—	$52,057	$(6,121)
Long-lived Assets Held and Used*	$22,090	—	—	$22,090	(896)

					$(7,017)

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale	$288,369	—	—	$288,369	$(193,226)
Long-lived Assets Held and Used	$3,905	—	—	$3,905	(1,326)

					$(194,552)

*	Excludes industrial properties and land parcels for which an impairment reversal of $9,678 was recorded during the year ended December 31, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at December 31, 2011.

5. Investments in Joint Ventures

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. As of December 31, 2011, the 2003 Net Lease Joint Venture owned seven industrial properties comprising approximately 3.4 million square feet of GLA (see Note 16 for subsequent events). The 2003 Net Lease Joint Venture is considered a variable interest entity, however, we continue to conclude that we are not the primary beneficiary of this venture. As of December 31, 2011, our investment in the 2003 Net Lease Joint Venture is $1,674. Our maximum exposure to loss is currently equal to our investment balance. On May 26, 2011, we acquired the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 4).

During December 2007, we entered into the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of December 31, 2011, the 2007 Europe Joint Venture did not own any properties.

On August 5, 2010, we sold our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our joint venture partner generating sale proceeds of approximately $5.0 million. In connection with the sale, we wrote off our carrying value for the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture as well as $1,625 of unrealized loss recorded in Other Comprehensive Income (see Note 14). We recorded an $11,226 gain related to the sale, which is included in Gain on Sale of Joint Venture Interests for the year ended December 31, 2010. As a result of this sale, we no longer serve as asset manager for these ventures. Pursuant to the sale agreement, we were entitled to proceeds related to sales of certain assets (the “Sale Assets”), if the sale of such assets was consummated by a stated timeframe. Three of the Sale Assets closed between August 6, 2010 and December 31, 2010 and we earned approximately $2,700, which is included in the Gain on Sale of Joint Venture Interests for the year ended December 31, 2010. Additionally, we were entitled to earn leasing, development and disposition fees related to certain assets identified at the time of sale within the sale agreement. On June 11, 2010, we purchased an industrial property from the 2005 Development/Repositioning Joint Venture for a purchase price of $14,627.

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We owned a 15% equity interest in and provided property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program. Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded a $852 gain, which is included in Equity in Income (Loss) of Joint Ventures.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved. Effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund. We received a one-time fee of approximately $866 in 2009 from the termination of the management agreement. Effective May 24, 2010, we ceased to provide any services to the remaining industrial property in the July 2007 Fund.

At December 31, 2011 and 2010, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $137 and $2,857, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the years ended December 31, 2011, 2010 and 2009, we recognized fees of $970, $4,952 and $11,174, respectively, from our Joint Ventures.

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31, 2011	December 31, 2010
Condensed Combined Balance Sheets
Gross Real Estate Investment	$155,555	$210,567
Less: Accumulated Depreciation	(41,342)	(47,286)

Net Real Estate	114,213	163,281
Other Assets	23,364	33,351

Total Assets	$137,577	$196,632

Debt	$112,261	$157,431
Other Liabilities	5,779	10,849
Equity	19,537	28,352

Total Liabilities and Equity	$137,577	$196,632

Company’s share of Equity	$3,029	$4,344
Basis Differentials(1)	(1,564)	(2,089)

Carrying Value of the Company’s investments in Joint Ventures	$1,465	$2,255

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded to reduce certain of our investments in the 2003 Net Lease Joint Venture to fair value and certain deferred fees which are not reflected at the joint venture level.

	Year Ended December 31,
	2011	2010	2009
Condensed Combined Statements of Operations
Total Revenues	$16,799	$55,894	$85,426
Expenses:
Operating and Other	3,114	23,862	41,359
Interest	7,791	28,622	39,749
Depreciation and Amortization	7,312	27,202	47,487
Impairment of Real Estate	—	3,268	150,804

Total Expenses	18,217	82,954	279,399
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,137, $2,761 and $1,177 for the years ended December 31, 2011, 2010 and 2009, respectively)	2,674	1,942	1,799
Gain on Sale of Real Estate	—	808	8,603

Net Income (Loss)	$1,256	$(24,310)	$(183,571)

Company’s Share of Net Income (Loss)	$980	$675	$(1,276)
Impairment on the Company’s Investments in Joint Ventures	—	—	(5,194)

Equity in Income (Loss) of Joint Ventures	$980	$675	$(6,470)

6. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2011	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2011	December 31, 2010
Mortgage and Other Loans Payable, Net*	$690,256	$486,055	4.45% – 9.25%	4.45% – 9.25%	January 2013 – October 2021
Unamortized Premiums*	(305)	(358)

Mortgage and Other Loans Payable, Gross*	$689,951	$485,697

Senior Unsecured Notes, Net
2016 Notes	$159,455	$159,899	5.750%	5.91%	01/15/16
2017 Notes	59,600	87,195	7.500%	7.52%	12/01/17
2027 Notes	6,065	13,559	7.150%	7.11%	05/15/27
2028 Notes	124,894	189,869	7.600%	8.13%	07/15/28
2012 Notes	61,817	61,774	6.875%	6.85%	04/15/12
2032 Notes	34,683	34,667	7.750%	7.87%	04/15/32
2014 Notes	86,997	86,792	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	—	128,137	N/A	N/A	09/15/11
2017 II Notes	106,716	117,637	5.950%	6.37%	05/15/17

Subtotal	$640,227	$879,529
Unamortized Discounts	4,625	6,980

Senior Unsecured Notes, Gross	$644,852	$886,509

Unsecured Credit Facility	$149,000	$376,184	2.385%	2.385%	12/12/14

*	Excludes $1,008 of Mortgage Loan Payable on Real Estate Held for Sale which is net of $48 of unamortized premiums as of December 31, 2010.

Mortgage and Other Loans Payable, Net

During the year ended December 31, 2011, we originated or assumed the following mortgage loans:

Mortgage Financing	Loan Principal	Interest Rate	Origination/Assumption Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Property Carrying Value at December 31, 2011
I - VIII	$178,300	4.45%	May 2, 2011	June 2018	30-year	32	5.9	$206,291
IX	24,417	5.579%	May 26, 2011	February 2016	30-year	1	0.7	28,991
X-XX	77,600	4.85%	September 23, 2011	October 2021	30-year	24	2.3	84,403

	$280,317							$319,685

For Mortgage Financings I through VIII and Mortgage Financings X through XX, principal prepayments are prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance. For Mortgage Financing IX, principal prepayments are prohibited until three months prior to maturity, but defeasance is allowed subject to certain conditions.

During the year ended December 31, 2011, we paid off and retired prior to maturity the following mortgage loans:

Loan Principal Paid Off	Interest Rate	Payoff Date	Maturity Date	(Loss) Gain on Retirement of Debt
$14,520	6.75%	February 10, 2011	September 2012	$(213)
18,662	7.50%	March 9, 2011	December 2014	(813)
27,389	7.50%	April 1, 2011	October 2014	(1,104)
2,091	7.54%	November 30, 2011	January 2012	2

$62,662				$(2,128)

On September 20, 2011, we transferred title to a property totaling approximately 0.4 million square feet of GLA and an escrow balance in the amount of $1,845 to a lender in satisfaction of a $5,040 non-recourse mortgage loan. We recognized a $147 loss related to the transaction, which is included in loss on retirement of debt for the year ended December 31, 2011.

On April 30, 2010, we prepaid and retired our secured mortgage debt maturing in September 2024 in the amount of $1,654, excluding a prepayment fee of $17, which is included in Loss from Retirement of Debt.

On December 1, 2010, we paid off and retired our secured mortgage debt maturing in December 2010 in the amount of $12,970.

As of December 31, 2011, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $889,722 and one letter of credit in the amount of $537. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2011.

Senior Unsecured Notes, Net

During the years ended December 31, 2011 and December 31, 2010, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased		Purchase Price
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
2011 Notes	$—	$143,498	$—	$147,723
2011 Exchangeable Notes	—	18,000	—	17,936
2012 Notes	—	82,236	—	82,235
2014 Notes	1,144	21,062	1,143	17,964
2016 Notes	500	—	475	—
2017 Notes	27,619	—	27,506	—
2017 II Notes	10,969	—	10,182	—
2027 Notes	7,500	—	7,500	—
2028 Notes	65,025	—	63,861	—

	$112,757	$264,796	$110,667	$265,858

In connection with these repurchases prior to maturity, we recognized $2,012 and $4,096 as loss from retirement of debt for the years ended December 31, 2011 and December 31, 2010, respectively, which is the difference between the repurchase price of $110,667 and $265,858, respectively, and the principal amount retired of $112,757 and $264,796, respectively, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $135, $717, $3,250 and $0, respectively, and $1,707, $519, $(183) and $991 respectively.

On September 15, 2011, we paid off and retired our 2011 Exchangeable Notes, at maturity, in the amount of $128,900.

The indentures governing our senior unsecured notes contain certain covenants, including limitations on incurrence of debt and debt service coverage. We believe the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt as of December 31, 2011. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.

Unsecured Credit Facility

We have maintained an unsecured credit facility since 1997. Effective October 22, 2010, we amended our existing revolving credit facility to provide for a $200,000 term loan and a $200,000 revolving line of credit (together the “Old Credit Facility”). The Old Credit Facility was to mature on September 28, 2012. In connection with the amendment of the Old Credit Facility, we wrote off $191 of unamortized deferred financing costs associated with the decreased capacity of the agreement, which is included in Loss from Retirement of Debt for the year ended December 31, 2010. During June 2011, we made a permanent repayment of $100,000 on the term loan of our Old Credit Facility.

During December 2011, we entered into a new $450,000 unsecured revolving credit agreement (the “Unsecured Credit Facility”) which replaced the Old Credit Facility. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $500,000, subject to certain restrictions. We wrote off $1,172 of unamortized deferred financing costs reflected in Loss from Retirement of Debt for the year ended December 31, 2011 related to the Old Credit Facility. The Unsecured Credit Facility provides for interest only payments initially at LIBOR plus 210 basis points or at a base rate plus 210 basis points, at our election, based on our leverage ratio. The Unsecured Credit Facility matures on December 12, 2014, unless extended an additional one year at our election, subject to certain conditions. At December 31, 2011, borrowings under the Unsecured Credit Facility bore interest at a weighted average interest rate of 2.385%.

The Unsecured Credit Facility contains certain covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants relating to the Unsecured Credit Facility as of December 31, 2011. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
2012	$74,518
2013	13,164
2014	305,063
2015	62,088
2016	293,467
Thereafter	735,503

Total	$1,483,803

Fair Value

At December 31, 2011 and 2010, the fair value of our indebtedness was as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, including mortgages Held for Sale	$690,256	$743,419	$487,063	$548,696
Senior Unsecured Debt	640,227	630,622	879,529	851,771
Unsecured Credit Facility	149,000	149,000	376,184	376,184

Total	$1,479,483	$1,523,041	$1,742,776	$1,776,651

The fair values of our mortgage loans payable and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our mortgage and other loans payable was primarily based upon Level 3 inputs. The fair value of the senior unsecured notes was determined by quoted market prices (Level 1) or, for certain senior unsecured notes that are thinly traded, were based upon transactions for senior unsecured notes with comparable maturities (Level 2). The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The current market rate utilized for our Unsecured Credit Facility was internally estimated; therefore, we have concluded that our determination of fair value was primarily based upon Level 3 inputs.

7. Stockholders’ Equity

Preferred Stock

On May 27, 2004, we issued 50,000 Depositary Shares, each representing 1/100th of a share of our 6.236%, $0.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury CMT Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2011, the coupon rate was 5.365%. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). In October 2008, we entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (see Note 14 for further information on the agreement).

On May 27, 2004, we issued 25,000 Depositary Shares, each representing 1/100th of a share of our 7.236%, $0.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at our option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR, (ii) the 10 year Treasury CMT Rate, and (iii) the 30 year Treasury CMT Rate, reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series F Preferred Stock, Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined).

On January 13, 2006, we issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The Series J Preferred Stock is redeemable in whole or in part, at our option, at a cash redemption price of $25.00 per depositary share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) we are not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, we will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series F Preferred Stock, Series G Preferred Stock and Series K Preferred Stock (hereinafter defined).

On August 21, 2006, we issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The Series K Preferred Stock is redeemable in whole or in part, at our option, at a cash redemption price of $25.00 per depositary share. Dividends on the Series K Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series K Preferred Stock ranks senior to payments on our Common Stock and pari passu with our Series F Preferred Stock, Series G Preferred Stock and Series J Preferred Stock.

All series of preferred stock have no stated maturity (although we may redeem all such preferred stock on or following their optional redemption dates at our option, in whole or in part).

Shares of Common Stock

For the years ended December 31, 2011, 2010 and 2009, 125,784, 27,586, and 415,466 shares of common stock, respectively, were converted from an equivalent number of units of limited partnership interests in the Operating Partnership (“Units”), resulting in a reclassification of $1,109, $316 and $7,817, respectively, of Noncontrolling Interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

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

On February 28, 2011, we entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the year ended December 31, 2011, we issued 115,856 shares of the Company’s common stock under the ATM resulting in proceeds to us of approximately $1,391, net of $28 paid to the sales agent. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

On May 4, 2010, we entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings (the “Original ATM”). During the year ended December 31, 2010, we issued 5,469,767 shares of the Company’s common stock under the Original ATM for approximately $44,117, net of $900 paid to the sales agent. Under the terms of the Original ATM, sales were made primarily in transactions that were deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions. On December 31, 2010, we concluded the Original ATM as a result of the expiration of the distribution agreements with our sales agents.

On August 8, 2008, the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) became effective. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional common stock of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds. During the year ended December 31, 2011, we did not issue any shares of the Company’s common stock under the direct stock purchase component of the DRIP. During the year ended December 31, 2010, we issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP for approximately $5,970. During the year ended December 31, 2009, the Company issued 3,034,120 shares under the direct stock purchase component of the DRIP for $15,920.

During the years ended December 31, 2010 and 2009, we awarded 23,567 and 50,445 shares, respectively, of common stock to certain directors. The common stock shares had a fair value of approximately $128 and $240, respectively, upon issuance.

The following table is a roll-forward of our shares of common stock outstanding, including unvested restricted shares of common stock (see Note 13), for the three years ended December 31, 2011:

Shares of Common Stock Outstanding
Balance at December 31, 2008	44,652,182
Issuance of Common Stock, including Issuance of Restricted Stock Units	16,874,884
Issuance of Restricted Stock Shares	35,145
Repurchase and Retirement of Restricted Stock Shares	(132,463)
Conversion of Operating Partnership Units	415,466

Balance at December 31, 2009	61,845,214

Issuance of Common Stock, including Issuance of Restricted Stock Units	6,518,736
Issuance of Restricted Stock Shares	573,198
Repurchase and Retirement of Restricted Stock Shares	(123,438)
Conversion of Operating Partnership Units	27,586

Balance at December 31, 2010	68,841,296

Issuance of Common Stock, including Issuance of Restricted Stock Units	17,646,586
Issuance of Restricted Stock Shares	292,339
Repurchase and Retirement of Restricted Stock Shares	(98,603)
Conversion of Operating Partnership Units	125,784

Balance at December 31, 2011	86,807,402

Dividends/Distributions

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury CMT Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2011, the new coupon rate was 5.365%. See Note 14 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions declared for the past three years:

	Year Ended 2011		Year Ended 2010		Year Ended 2009
	Dividend/ Distribution per Share/ Unit	Total Dividend/ Distribution	Dividend/ Distribution per Share/ Unit	Total Dividend/ Distribution	Dividend/ Distribution per Share/ Unit	Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$0.0000	$—	$0.0000	$—	$0.0000	$—
Series F Preferred Stock	$6,510.9028	$3,256	$6,736.1540	$3,368	$6,414.5700	$3,207
Series G Preferred Stock	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series J Preferred Stock	$18,125.2000	$10,875	$18,125.2000	$10,875	$18,125.2000	$10,875
Series K Preferred Stock	$18,125.2000	$3,625	$18,125.2000	$3,625	$18,125.2000	$3,625

8. Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest paid, net of capitalized interest	$100,375	$105,276	$115,990

Capitalized Interest	$437	$—	$281

Income Taxes Paid (Refunded)	$1,876	$3,663	$(54,173)

Supplemental schedule of noncash investing and financing activities:
Distribution payable on preferred stock	$4,763	$452	$452

Exchange of units for common stock:
Noncontrolling interest	$(1,109)	$(316)	$(7,817)
Common stock	1	1	4
Additional paid-in-capital	1,108	315	7,813

	$—	$—	$—

Property Transfer to Lender in Satisfaction of Non-Recourse Mortgage Loan:
Net Investment of Real Estate	$(3,200)	$—	$—
Prepaid Expenses and Other Assets, Net	(1,987)	—	—
Mortgage Loan Payable, Net	5,040	—	—

Loss from Retirement of Debt	$(147)	$—	$—

Mortgage loan payable assumed in conjunction with a property acquisition	$(24,417)	$—	$—

Notes receivable issued in conjunction with certain property sales	$7,029	$168	$20,645

Write-off of fully depreciated assets	$(58,357)	$(59,485)	$(55,089)

9. Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Numerator:
Loss from Continuing Operations	$(32,201)	$(155,699)	$(20,327)
Gain on Sale of Real Estate, Net of Income Tax Provision	918	517	231
Noncontrolling Interest Allocable to Continuing Operations	3,097	13,623	4,019

Loss from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	(28,186)	(141,559)	(16,077)
Preferred Stock Dividends	(19,565)	(19,677)	(19,516)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(47,751)	$(161,236)	$(35,593)

Income (Loss) from Discontinued Operations, Net of Income Tax Provision	$22,093	$(66,437)	$24,282
Noncontrolling Interest Allocable to Discontinued Operations	(1,352)	5,175	(2,472)

Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$20,741	$(61,262)	$21,810

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(27,010)	$(222,498)	$(13,783)

Denominator:
Weighted Average Shares—Basic and Diluted	80,616,000	62,952,565	48,695,317
Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.59)	$(2.56)	$(0.73)

Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.26	$(0.97)	$0.45

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.34)	$(3.53)	$(0.28)

Participating securities include 673,381, 662,092 and 355,645 of unvested restricted stock awards outstanding at December 31, 2011, 2010 and 2009 respectively, which participate in non-forfeitable dividends of the Company. Participating security holders are not obligated to share in losses, therefore, none of the net loss attributable to First Industrial Realty Trust, Inc. was allocated to participating securities for the years ended December 31, 2011, 2010 and 2009.

The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the years ended December 31, 2011, 2010 and 2009 as the effect of stock options and restricted unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At December 31, 2011	Number of Awards Outstanding At December 31, 2010	Number of Awards Outstanding At December 31, 2009
Non-Participating Securities:
Restricted Unit Awards	731,900	1,012,800	1,218,800
Options	25,201	98,701	139,700

10. Income Taxes

For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. We did not pay common share distributions for the years ended December 31, 2011, 2010 and 2009.

For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the years ended December 31, 2011, 2010 and 2009, the preferred distributions per depositary share were classified as follows:

Series J Preferred Stock	2011	As a Percentage of Distributions	2010 (As Amended)	As a Percentage of Distributions	2009	As a Percentage of Distributions
Ordinary income	$0.3130	23.02%	$1.4652	80.84%	$—	0.00%
Long-term capital gains	—	0.00%	—	0.00%	1.3697	75.57%
Unrecaptured Section 1250 gain	—	0.00%	0.2423	13.37%	0.4428	24.43%
Return of Capital	1.0402	76.52%	—	0.00%	—	0.00%
Qualified Dividends	0.0062	0.46%	0.1050	5.79%	—	0.00%

	$1.3594	100.00%	$1.8125	100.00%	$1.8125	100.00%

Series K Preferred Stock	2011	As a Percentage of Distributions	2010 (As Amended)	As a Percentage of Distributions	2009	As a Percentage of Distributions
Ordinary income	$0.3130	23.02%	$1.4652	80.84%	$—	0.00%
Long-term capital gains	—	0.00%	—	0.00%	1.3697	75.57%
Unrecaptured Section 1250 gain	—	0.00%	0.2423	13.37%	0.4428	24.43%
Return of Capital	1.0402	76.52%	—	0.00%	—	0.00%
Qualified Dividends	0.0062	0.46%	0.1050	5.79%	—	0.00%

	$1.3594	100.00%	$1.8125	100.00%	$1.8125	100.00%

The 2010 tax characterization of preferred dividends disclosed in this footnote in the 2010 Form 10-K contained an error. The impact of the error affects the treatment of our preferred distributions for tax purposes only. The correction results in an increase in the ordinary income classification of $1.4529, an increase in the qualified dividend classification of $0.0222, an increase in the unrecaptured Section 1250 gain classification of $0.0706, and a decrease in the amount of distributions classified as return of capital of ($1.5457), all per depository share of our Series J and Series K preferred shares.

The components of income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 are comprised of the following:

	2011	2010	2009
Current:
Federal	$(622)	$(893)	$38,682
State	(502)	(2,372)	1,772
Foreign	(41)	(95)	(835)
Deferred:
Federal.	(284)	163	(15,816)
State	(2)	40	(616)
Foreign.	(697)	(148)	9

	$(2,148)	$(3,305)	$23,196

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our old taxable REIT subsidiaries. As a result, we completed a transaction on September 1, 2009 whereby approximately 75% of the assets formerly held by this taxable REIT subsidiary are now held by a limited liability company which is wholly owned by the Operating Partnership. The remaining 25% of the assets are now held by a partnership for federal income tax purposes, and is 99% owned by one of our taxable REIT subsidiaries formed in 2009. On November 6, 2009, legislation was signed that allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 due to the tax liquidation of one of our old taxable REIT subsidiaries.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2011 and 2010:

	2011	2010
Investments in Joint Ventures	$15	$47
Fixed assets	—	1,863
Prepaid rent	45	71
Restricted stock	43	99
Capitalized Interest	—	626
Impairment of Real Estate	5,683	10,196
Foreign net operating loss carrying forward	828	706
Valuation Allowance	(5,078)	(9,301)
Other	483	569

Total deferred tax assets, net of allowance	$2,019	$4,876

Straight-line rent	(85)	(510)
Fixed assets	(1,946)	(3,397)
Other	(108)	(106)

Total deferred tax liabilities	$(2,139)	$(4,013)

Total net deferred tax (liability) asset	$(120)	$863

A valuation allowance is recorded if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. We do not have projections of future taxable income in the taxable REIT subsidiaries significant enough to allow us to realize our deferred tax assets. Therefore, we have recorded a valuation allowance against our deferred tax assets. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax assets, is included in the current tax provision.

As of December 31, 2011 and 2010, we had net deferred tax (liability) assets of $(120) and $863, after valuation allowances of $5,078 and $9,301, respectively. The decrease in the valuation allowance of $4,223 from December 31, 2010 to December 31, 2011 is primarily related to a decrease in net deferred tax assets and liabilities due to sales of property. As of December 31, 2010 and 2009, we had net deferred tax assets of $863 and $776, after valuation allowances of $9,301 and $1,299, respectively. The increase in the valuation allowance of $8,002 from December 31, 2009 to December 31, 2010 is primarily related to an increase in net deferred tax assets due to the impairment of real estate.

The components of income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Tax provision associated with income from operations on sold properties which is included in discontinued operations	$(119)	$—	$(384)
Tax provision associated with gains and losses on the sale of real estate which is included in discontinued operations	(1,127)	—	(1,462)
Tax provision associated with gains and losses on the sale of real estate	(452)	(342)	(143)
Income tax (provision) benefit	(450)	(2,963)	25,185

Income tax (provision) benefit	$(2,148)	$(3,305)	$23,196

The income tax (provision) benefit pertaining to income from continuing operations and gain on sale of real estate differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2011	2010	2009
Tax (provision) benefit at federal rate related to continuing operations	$(2,162)	$5,141	$8,574
State tax (provision) benefit, net of federal (provision) benefit	(521)	(2,320)	1,849
Non-deductible permanent items, net	(54)	(58)	(1,652)
Change in valuation allowance	1,853	(6,108)	16,269
Foreign taxes, net	(96)	(211)	342
Other	78	251	(340)

Net income tax (provision) benefit	$(902)	$(3,305)	$25,042

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

11. Restructuring Costs

We committed to a plan to reduce organizational and overhead costs in October 2008 and subsequently modified that plan during 2011, 2010 and 2009 with the goal of further reducing these costs. The following summarizes our restructuring costs for each of the years ended December 31:

	2011	2010	2009
Pre-tax restructuring costs:
Employee severance and benefits*	$—	$525	$5,186
Termination of certain office leases	1,200	647	1,867
Other	353	686	753

Total restructuring costs	$1,553	$1,858	$7,806

Included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid	$1,959	$1,574	$2,884

*	Includes $0, $156, and $2,931, respectively, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the years ended December 31, 2011, 2010 and 2009.

12. Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2011 are approximately as follows:

2012	$239,347
2013	196,288
2014	157,012
2015	125,439
2016	94,840
Thereafter	326,295

Total	$1,139,221

13. Stock Based Compensation

We maintain five stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are 11.5 million shares authorized for issuance under the Stock Incentive Plans. Only officers, certain employees, our Independent Directors and our affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/Unit awards (including awards subject to performance conditions), and (iv) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2011, awards covering 1.9 million shares of common stock were available to be granted under the Stock Incentive Plans.

At December 31, 2011, all outstanding stock options are vested. Stock option transactions for the year ended December 31, 2011 are summarized as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	98,701	$32.34	$—
Expired or Terminated	(73,500)	$32.61

Outstanding at December 31, 2011	25,201	$31.57	$—

The following table summarizes currently outstanding and exercisable options as of December 31, 2011:

	Number Outstanding and Exercisable	Remaining Contractual Life	Exercise Price
January 2002 Grants	15,201	0.04	$30.53
May 2002 Grants	10,000	0.37	$33.15

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2011, 2010 and 2009, matching contributions of $197, $194 and $0, respectively were recorded.

For the years ended December 31, 2011, 2010 and 2009, we awarded 292,339, 573,198 and 1,473,600 restricted stock and unit awards to our employees having a fair value at grant date of $3,248, $3,336 and $7,406, respectively. We also awarded 0, 0 and 35,145 restricted stock awards to our directors having a fair value at grant date of $0, $0 and $149 respectively. Restricted stock awards granted to employees generally vest over a period of three to four years and restricted stock awards granted to directors generally vest over a period of five years. For the years ended December 31, 2011, 2010 and 2009, we recognized $3,759, $6,040 and $13,015 in restricted stock amortization related to restricted stock and unit awards, of which $0, $0 and $45, respectively, was capitalized in connection with development activities. At December 31, 2011, we have $5,141 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 0.79 years.

Restricted stock award and restricted stock unit award transactions for the year ended December 31, 2011 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,674,892	$7.26
Issued	292,339	$11.11
Forfeited	(51,024)	$11.59
Vested	(510,926)	$9.74

Outstanding at December 31, 2011	1,405,281	$7.00

During the year ended December 31, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. These restricted stock units had a fair value of approximately $6,014 on the date of issuance. Of these restricted stock units, a total of 600,000 (the “Service Awards”) vest in four equal installments on the first, second, third and fourth year anniversary of December 31, 2008, and a total of 400,000 (the “Performance Awards I”) vest in four installments of up to 100,000 on the first, up to 200,000 on the second, up to 300,000 on the third and up to 400,000 on the fourth year anniversary of December 31, 2008, to the extent certain market conditions are met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and December 31, 2013. Both the Service Awards and Performance Awards I require the Chief Executive Officer to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement. The Service Awards are amortized over the four year service period. The Performance Awards I are amortized over the service period of each installment. As of December 31, 2011, there have been 525,000 Service and Performance Awards I issued.

During the year ended December 31, 2009, we made a grant of 473,600 restricted stock units to certain members of management (the “Performance Awards II”). The Performance Awards II had a fair value of approximately $1,392 on the date of issuance and will vest in four installments on the first, second, third and fourth anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2014. The Performance Awards II are amortized over the service period of each installment. In conjunction with the issuance of the Performance Awards II, the members of management were also granted cash awards with a fair value of $792. The cash awards vested on June 30, 2010 and compensation expense was recognized on a straight-line basis over the service period. In order to receive the Performance Awards II, the members of management are required to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreements. As of December 31, 2011, there have been 39,100 Performance Awards II issued.

The fair value of the Performance Awards I and the Performance Awards II at issuance was determined using a Monte Carlo simulation model with the following assumptions:

	Performance Awards I	Performance Awards II
Expected dividend yield	0.0%	0.0%
Expected stock volatility	57.18% to 119.55%	76.29% to 162.92%
Risk-free interest rate	0.40% to 1.84%	0.43% to 2.38%
Expected life (years)	1-4	1-4
Grant Date Fair value	$4.49	$2.94

During the years ended December 31, 2011 and December 31, 2010, certain members of management were granted cash awards with a fair value of $1,810 and $688, respectively. The cash awards vest on June 30, 2012 and June 30, 2011, respectively, and compensation expense is recognized on a straight-line basis over the service period. In order to receive the cash awards, the members of management are required to be employed by the Company at the vesting date, subject to certain clauses of the award agreements.

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

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3-month

LIBOR. For the fourth quarter of 2011, the new coupon rate was 5.365% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the years ended December 31, 2011 and December 31, 2010, losses of $1,718 and $1,107, respectively, is recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark to market gains or losses and for the years ended December 31, 2011 and 2010, which totaled $574 and $492, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,255 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of December 31, 2011	Fair Value As of December 31, 2010
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	$(1,667)	$(523)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of December 31, 2011 and 2010, the outstanding payable was $280 and $194, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the years ended December 31, 2011 and December 31, 2010:

		Year Ended
Interest Rate Products	Location on Statement	December 31, 2011	December 31, 2010
Loss Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$—	$990
Amortization Reclassified from OCI into Earnings	Interest Expense	$(2,166)	$(2,108)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)
Series F Agreement at December 31, 2010	$(523)	—	—	$(523)

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

The following table presents a reconciliation of our liabilities classified as Level 3 at December 31, 2011 and December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending asset balance at December 31, 2009	$93
Total unrealized losses:
Mark-to-Market on Series F Agreement	(616)

Ending liability balance at December 31, 2010	$(523)
Total unrealized losses:
Mark-to-Market on Series F Agreement	(1,144)

Ending liability balance at December 31, 2011	$(1,667)

15. Commitments and Contingencies

Twelve properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.

At December 31, 2011, we had letters of credit outstanding and performance bonds in the aggregate amount of $6,780. These letters of credit expire between February 2012 and July 2013.

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

Ground and Operating Lease Agreements

For the years ended December 31, 2011, 2010 and 2009, we recognized $1,955, $3,047 and $4,181, respectively, in operating and ground lease expense.

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee, offset by sub-lease rental payments under non-cancelable operating leases, as of December 31, 2011, are as follows:

2012	$1,892
2013	1,724
2014	1,448
2015	1,319
2016	1,321
Thereafter	28,052

Total	$35,756

16. Subsequent Events

From January 1, 2012 to February 28, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded through the assumption of a mortgage loan in the amount of $12,026, which was subsequently paid off at closing and a cash payment of $8,324. We will account for this transaction as a step acquisition utilizing the purchase method of accounting. There were no industrial properties sold during this time.

From January 1, 2012 to February 28, 2012, we repurchased and retired $430 of our senior unsecured notes maturing in 2028 for a payment of $406.

17. Quarterly Financial Information (unaudited)

The following tables summarize our quarterly financial information. The first, second and third fiscal quarters of 2011 and all fiscal quarters in 2010 have been revised in accordance with guidance on accounting for discontinued operations. The results of operations for the fourth quarter of 2010 include $2,387 which should have been recorded as part of the impairment charge recorded during the third quarter in 2010. Management evaluated this impairment charge and believes it is not material to the results of operations of either quarter.

Net loss available to common stockholders and basic and diluted EPS from net loss available to common stockholders has not been affected.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$80,186	$79,386	$78,586	$79,677
Equity in Income of Joint Ventures	36	99	772	73
Noncontrolling Interest Allocable to Continuing Operations	877	526	952	798
Loss from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(6,611)	(3,260)	(10,450)	(8,727)
Income from Discontinued Operations, Net of Income Tax	3,105	3,692	5,947	9,349
Noncontrolling Interest Allocable to Discontinued Operations	(224)	(236)	(349)	(543)
Gain on Sale of Real Estate, Net of Income Tax	—	—	918	—
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	—	—	(56)	—

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(3,730)	196	(3,990)	79
Preferred Stock Dividends	(4,927)	(4,947)	(4,928)	(4,763)

Net Loss Available to Common Stockholders	$(8,657)	$(4,751)	$(8,918)	$(4,684)

Basic and Diluted Earnings Per Share:
Loss From Continuing Operations Available	$(0.16)	$(0.10)	$(0.17)	$(0.16)

Income from Discontinued Operations	$0.04	$0.04	$0.07	$0.10

Net Loss Available to Common Stockholders	$(0.12)	$(0.06)	$(0.10)	$(0.05)

Weighted Average Shares Outstanding	70,639	79,727	85,930	85,941

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$82,709	$80,756	$78,186	$80,127
Equity in (Loss) Income of Joint Ventures	(459)	582	(398)	950
Noncontrolling Interest Allocable to Continuing Operations	2,309	1,870	7,419	2,065
Loss from Continuing Operations, Net of Income Tax and Noncontrolling Interest	(21,776)	(17,308)	(81,979)	(20,973)
Income (Loss) from Discontinued Operations, Net of Income Tax	4,544	4,069	(72,873)	(2,177)
Noncontrolling Interest Allocable to Discontinued Operations	(356)	(309)	5,664	176
Gain (Loss) on Sale of Real Estate, Net of Income Tax	731	—	(214)	—
Noncontrolling Interest Allocable to Gain (Loss) on Sale of Real Estate	(57)	—	17	—

Net Loss Attributable to First Industrial Realty Trust, Inc.	(16,914)	(13,548)	(149,385)	(22,974)
Preferred Stock Dividends	(4,960)	(4,979)	(4,884)	(4,854)

Net Loss Available to Common Stockholders	$(21,874)	$(18,527)	$(154,269)	$(27,828)

Basic and Diluted Earnings Per Share:
Loss From Continuing Operations Available	$(0.42)	$(0.35)	$(1.38)	$(0.40)

Income (Loss) from Discontinued Operations	$0.07	$0.06	$(1.07)	$(0.03)

Net Loss Available to Common Stockholders	$(0.35)	$(0.29)	$(2.44)	$(0.43)

Weighted Average Shares Outstanding	61,797	62,838	63,100	64,049

FIRST INDUSTRIAL REALTY TRUST, INC.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousand)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
Atlanta
4250 River Green Parkway	Duluth, GA	$—	$264	$1,522	$(67)	$214	$1,505	$1,719	$710	1994	(l	)
3450 Corporate Parkway	Duluth, GA	—	506	2,904	(823)	284	2,303	2,587	1,214	1994	(l	)
1650 Highway 155	McDonough, GA	—	788	4,544	(1,205)	365	3,762	4,127	2,073	1994	(l	)
1665 Dogwood Drive	Conyers, GA	—	635	3,662	587	635	4,249	4,884	1,789	1994	(l	)
1715 Dogwood	Conyers, GA	—	288	1,675	783	228	2,518	2,746	893	1994	(l	)
11235 Harland Drive	Covington, GA	—	125	739	169	125	908	1,033	377	1994	(l	)
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	875	726	5,005	5,731	2,002	1994	(l	)
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,631	828	6,013	6,841	2,435	1994	(l	)
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	1,651	1,157	7,424	8,581	3,048	1994	(l	)
5570 Tulane Dr (d)	Atlanta, GA	2,281	527	2,984	990	546	3,955	4,501	1,369	1996	(l	)
955 Cobb Place	Kennesaw, GA	3,018	780	4,420	754	804	5,150	5,954	2,010	1997	(l	)
1005 Sigman Road	Conyers, GA	2,118	566	3,134	433	574	3,559	4,133	1,034	1999	(l	)
2050 East Park Drive	Conyers, GA	—	452	2,504	143	459	2,640	3,099	799	1999	(l	)
1256 Oakbrook Drive	Norcross, GA	1,243	336	1,907	210	339	2,114	2,453	523	2001	(l	)
1265 Oakbrook Drive	Norcross, GA	1,170	307	1,742	259	309	1,999	2,308	510	2001	(l	)
1280 Oakbrook Drive	Norcross, GA	1,211	281	1,592	313	283	1,903	2,186	550	2001	(l	)
1300 Oakbrook Drive	Norcross, GA	1,699	420	2,381	267	423	2,645	3,068	685	2001	(l	)
1325 Oakbrook Drive	Norcross, GA	1,349	332	1,879	224	334	2,101	2,435	526	2001	(l	)
1351 Oakbrook Drive	Norcross, GA	—	370	2,099	(992)	146	1,331	1,477	584	2001	(l	)
1346 Oakbrook Drive	Norcross, GA	—	740	4,192	(715)	352	3,865	4,217	1,312	2001	(l	)
1412 Oakbrook Drive	Norcross, GA	—	313	1,776	(1,053)	101	935	1,036	438	2001	(l	)
3060 South Park Blvd	Ellenwood, GA	—	1,600	12,464	1,590	1,604	14,050	15,654	3,469	2003	(l	)
Greenwood Industrial Park	McDonough, GA	4,580	1,550	—	7,485	1,550	7,485	9,035	1,384	2004	(l	)
46 Kent Drive	Cartersville GA	1,779	794	2,252	6	798	2,254	3,052	556	2005	(l	)
100 Dorris Williams	Villa Rica GA	1,640	401	3,754	(749)	406	3,000	3,406	548	2005	(l	)
605 Stonehill Drive	Atlanta, GA	1,571	485	1,979	(38)	490	1,936	2,426	1,155	2005	(l	)
5095 Phillip Lee Drive	Atlanta, GA	4,982	735	3,627	588	740	4,210	4,950	1,763	2005	(l	)
6514 Warren Drive	Norcross, GA	—	510	1,250	(61)	513	1,186	1,699	271	2005	(l	)
6544 Warren Drive	Norcross, GA	—	711	2,310	284	715	2,590	3,305	570	2005	(l	)
5356 E. Ponce De Leon	Stone Mountain, GA	2,765	604	3,888	208	610	4,090	4,700	1,498	2005	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	21	402	1,807	2,209	483	2005	(l	)
195 & 197 Collins Boulevard	Athens, GA	—	1,410	5,344	(1,742)	989	4,023	5,012	2,520	2005	(l	)
1755 Enterprise Drive	Buford, GA	1,529	712	2,118	(10)	716	2,104	2,820	568	2006	(l	)
4555 Atwater Court	Buford, GA	2,582	881	3,550	567	885	4,113	4,998	1,191	2006	(l	)
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,333)	467	2,651	3,118	743	2007	(l	)
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	2,585	2,594	24,301	26,895	3,435	2007	(l	)
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	491	2,428	2,378	4,806	476	2008	(l	)
Baltimore
1820 Portal	Baltimore, MD	—	884	4,891	1,025	899	5,901	6,800	1,839	1998	(l	)
9700 Martin Luther King Hwy	Lanham, MD	—	700	1,920	377	700	2,297	2,997	530	2003	(l	)
9730 Martin Luther King Hwy	Lanham, MD	—	500	955	418	500	1,373	1,873	452	2003	(l	)
4621 Boston Way	Lanham, MD	—	1,100	3,070	298	1,100	3,368	4,468	839	2003	(l	)
4720 Boston Way	Lanham, MD	—	1,200	2,174	497	1,200	2,671	3,871	640	2003	(l	)
22520 Randolph Drive	Dulles, VA	7,745	3,200	8,187	(150)	3,208	8,029	11,237	1,815	2004	(l	)
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(20)	2,206	9,320	11,526	2,117	2004	(l	)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	341	375	2,145	2,520	573	2005	(l	)
4370-4383 Lottsford Vista Rd.	Lanham, MD	—	279	1,358	220	296	1,561	1,857	429	2005	(l	)
4400 Lottsford Vista Rd.	Lanham, MD	—	351	1,955	229	372	2,163	2,535	525	2005	(l	)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	241	568	2,408	2,976	643	2005	(l	)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	51	1,038	3,162	4,200	932	2005	(l	)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	376	938	2,885	3,823	836	2005	(l	)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	(55)	919	1,382	2,301	334	2005	(l	)
318 Clubhouse Lane	Hunt Valley, MD	—	701	1,691	(47)	718	1,627	2,345	387	2005	(l	)
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	(113)	913	2,592	3,505	889	2005	(l	)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	55	1,136	3,849	4,985	980	2005	(l	)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(226)	1,690	1,883	3,573	493	2005	(l	)
7120-7132 Ambassador Road	Baltimore, MD	—	829	1,329	406	847	1,717	2,564	361	2005	(l	)
7142 Ambassador Road	Hunt Valley, MD	—	924	2,876	2,374	942	5,232	6,174	830	2005	(l	)
7144-7162 Ambassador Road	Baltimore, MD	—	979	1,672	433	1,000	2,084	3,084	759	2005	(l	)
7223-7249 Ambassador Road	Woodlawn, MD	—	1,283	2,674	(40)	1,311	2,606	3,917	877	2005	(l	)
7200 Rutherford Road	Baltimore, MD	—	1,032	2,150	242	1,054	2,370	3,424	635	2005	(l	)
2700 Lord Baltimore Road	Baltimore, MD	—	875	1,826	1,107	897	2,911	3,808	955	2005	(l	)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,660	2,823	14,747	17,570	2,028	2008	(l	)
Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	1,362	31	994	613	200	1,438	1,638	1,099	1994	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
401 Russell Drive	Middletown, PA	1,240	262	857	1,755	287	2,587	2,874	1,755	1994	(l	)
2700 Commerce Drive	Middletown, PA	—	196	997	856	206	1,843	2,049	1,214	1994	(l	)
2701 Commerce Drive	Middletown, PA	1,883	141	859	1,263	164	2,099	2,263	1,245	1994	(l	)
2780 Commerce Drive	Middletown, PA	1,682	113	743	1,165	209	1,812	2,021	1,238	1994	(l	)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,396	541	9,255	9,796	3,020	1997	(l	)
16522 Hunters Green Parkway	Hagerstown, MD	12,962	1,390	13,104	3,893	1,863	16,524	18,387	3,480	2003	(l	)
18212 Shawley Drive	Hagerstown, MD	6,748	1,000	5,847	1,198	1,016	7,029	8,045	1,699	2004	(l	)
37 Valleyview Business Park	Jessup, PA	2,926	542	—	2,974	532	2,984	3,516	523	2004	(l	)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	2,412	1,328	6,712	8,040	1,870	2005	(l	)
431 Railroad Avenue	Shiremanstown, PA	8,882	1,293	7,164	2,063	1,341	9,179	10,520	2,697	2005	(l	)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	124	601	3,284	3,885	811	2005	(l	)
320 Museum Road	Washington, PA	—	201	1,819	(162)	178	1,680	1,858	632	2005	(l	)
1351 Eisenhower Blvd., Bldg 1	Harrisburg, PA	1,920	382	2,343	39	387	2,377	2,764	524	2006	(l	)
1351 Eisenhower Blvd., Bldg 2	Harrisburg, PA	1,417	436	1,587	52	443	1,632	2,075	411	2006	(l	)
1490 Commerce Avenue	Carlisle, PA	—	1,500	—	13,845	2,341	13,004	15,345	1,579	2008	(l	)
600 First Avenue	Gouldsboro, PA	—	7,022	—	58,189	7,019	58,192	65,211	5,010	2008	(l	)
225 Cross Farm Lane	York, PA	18,885	4,718	—	23,567	4,715	23,570	28,285	2,510	2008	(l	)
Chicago
720-730 Landwehr Road	Northbrook, IL	—	521	2,982	1,076	521	4,058	4,579	1,983	1994	(l	)
20W201 101st Street	Lemont, IL	4,149	967	5,554	1,579	968	7,132	8,100	2,712	1994	(l	)
6750 South Sayre Avenue	Bedford Park, IL	—	224	1,309	555	224	1,864	2,088	754	1994	(l	)
585 Slawin Court	Mount Prospect, IL	—	611	3,505	1,644	525	5,235	5,760	2,387	1994	(l	)
2300 Windsor Court	Addison, IL	3,930	688	3,943	1,255	696	5,190	5,886	2,325	1994	(l	)
3505 Thayer Court	Aurora, IL	—	430	2,472	396	430	2,868	3,298	1,208	1994	(l	)
305-311 Era Drive	Northbrook, IL	—	200	1,154	916	205	2,065	2,270	623	1994	(l	)
3150-3160 MacArthur Boulevard	Northbrook, IL	—	429	2,518	135	429	2,653	3,082	1,143	1994	(l	)
365 North Avenue	Carol Stream, IL	6,256	1,042	6,882	2,621	1,073	9,472	10,545	4,093	1994	(l	)
11241 Melrose Street	Franklin Park, IL	—	332	1,931	42	208	2,097	2,305	1,163	1995	(l	)
11939 S Central Avenue	Alsip, IL	—	1,208	6,843	2,633	1,305	9,379	10,684	3,079	1997	(l	)
405 East Shawmut	LaGrange, IL	—	368	2,083	(1,046)	81	1,324	1,405	830	1997	(l	)
1010-50 Sesame Street	Bensenville, IL	—	979	5,546	2,782	1,048	8,259	9,307	2,698	1997	(l	)
2120-24 Roberts	Broadview, IL	—	220	1,248	219	231	1,456	1,687	501	1998	(l	)
800 Business Center Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,034	2000	(l	)
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(29)	162	1,334	1,496	427	2000	(l	)
19W661 101st Street	Lemont, IL	—	1,200	6,643	1,957	1,220	8,580	9,800	2,899	2001	(l	)
175 Wall Street	Glendale Heights, IL	1,497	427	2,363	163	433	2,520	2,953	658	2002	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
800-820 Thorndale Avenue	Bensenville, IL	—	751	4,159	2,336	761	6,485	7,246	2,126	2002	(l	)
251 Airport Road	North Aurora, IL	5,325	983	—	6,711	983	6,711	7,694	1,589	2002	(l	)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	2,243	1,044	7,639	8,683	2,224	2004	(l	)
1850 Touhy & 1158 McCage Ave.	Elk Grove Village, IL	—	1,500	4,842	(95)	1,514	4,733	6,247	1,175	2004	(l	)
1088-1130 Thorndale Avenue	Bensenville, IL	-	2,103	3,674	249	2,108	3,918	6,026	1,220	2005	(l	)
855-891 Busse Rd.	Bensenville, IL	—	1,597	2,767	(72)	1,601	2,691	4,292	821	2005	(l	)
1060-1074 W. Thorndale Ave	Bensenville, IL	—	1,704	2,108	298	1,709	2,401	4,110	779	2005	(l	)
400 Crossroads Pkwy	Bolingbrook, IL	5,658	1,178	9,453	927	1,181	10,377	11,558	2,508	2005	(l	)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	210	1,213	2,547	3,760	833	2005	(l	)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	240	1,220	3,255	4,475	866	2005	(l	)
825 E. 26th Street	LaGrange, IL	—	1,547	2,078	2,639	1,617	4,647	6,264	1,580	2005	(l	)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	203	801	1,590	2,391	396	2005	(l	)
17001 S. Vincennes	Thornton, IL	—	497	504	24	513	512	1,025	249	2005	(l	)
1111 Davis Road	Elgin, IL	—	998	1,859	910	1,046	2,721	3,767	1,219	2006	(l	)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	723	1,134	5,014	6,148	1,456	2007	(l	)
555 W. Algonquin Rd	Arlington Heights, IL	1,912	574	741	2,053	579	2,789	3,368	524	2007	(l	)
7000 W. 60th Street	Chicago, IL	—	609	932	237	667	1,111	1,778	575	2007	(l	)
9501 Nevada	Franklin Park, IL	7,568	2,721	5,630	101	2,737	5,715	8,452	930	2008	(l	)
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	139	3,482	6,147	9,629	1,224	2008	(l	)
16500 W. 103rd Street	Woodridge, IL	2,785	744	2,458	405	760	2,848	3,608	526	2008	(l	)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	—	545	3,088	1,443	566	4,510	5,076	1,700	1996	(l	)
2940 Highland Avenue	Cincinnati, OH	—	1,717	9,730	(650)	1,146	9,651	10,797	4,440	1996	(l	)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,126	1,109	7,215	8,324	2,593	1996	(l	)
901 Pleasant Valley Drive	Springboro, OH	—	304	1,721	(406)	190	1,429	1,619	609	1998	(l	)
4436 Mulhauser Road	Hamilton, OH	3,813	630	—	5,081	630	5,081	5,711	1,146	2002	(l	)
4438 Mulhauser Road	Hamilton, OH	4,946	779	—	6,738	779	6,738	7,517	1,840	2002	(l	)
420 Wards Corner Road	Loveland, OH	—	600	1,083	695	606	1,772	2,378	487	2003	(l	)
422 Wards Corner Road	Loveland, OH	—	600	1,811	(26)	592	1,793	2,385	485	2003	(l	)
4663 Dues Drive	Westchester, OH	—	858	2,273	962	875	3,218	4,093	2,104	2005	(l	)
9345 Princeton-Glendale Road	Westchester, OH	1,553	818	1,648	357	840	1,983	2,823	732	2006	(l	)
9525 Glades Drive	Westchester, OH	—	347	1,323	235	355	1,550	1,905	423	2007	(l	)
9776-9876 Windisch Road	Westchester, OH	—	392	1,744	(1)	394	1,741	2,135	348	2007	(l	)
9810-9822 Windisch Road	Westchester, OH	—	395	2,541	27	397	2,566	2,963	399	2007	(l	)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	68	508	3,214	3,722	454	2007	(l	)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	62	548	3,099	3,647	507	2007	(l	)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	208	627	4,207	4,834	782	2007	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
Cleveland
31311 Emerald Valley Pkwy.	Glenwillow, OH	9,674	681	11,838	968	691	12,796	13,487	2,583	2006	(l	)
30333 Emerald Valley Pkwy.	Glenwillow, OH	4,891	466	5,447	134	475	5,572	6,047	1,321	2006	(l	)
7800 Cochran Road	Glenwillow, OH	7,004	972	7,033	288	991	7,302	8,293	1,692	2006	(l	)
7900 Cochran Road	Glenwillow, OH	5,367	775	6,244	5	792	6,232	7,024	1,256	2006	(l	)
7905 Cochran Road	Glenwillow, OH	—	920	6,174	270	921	6,443	7,364	1,340	2006	(l	)
30600 Carter Street	Solon, OH	—	989	3,042	448	1,022	3,457	4,479	1,661	2006	(l	)
8181 Darrow Road	Twinsburg, OH	7,473	2,478	6,791	1,922	2,496	8,696	11,192	1,713	2008	(l	)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH	—	1,045	6,421	(1,759)	609	5,098	5,707	2,348	1996	(l	)
3880 Groveport Road	Columbus, OH	—	1,955	12,154	(3,138)	1,275	9,696	10,971	4,369	1996	(l	)
1819 North Walcutt Road	Columbus, OH	—	637	4,590	(1,190)	374	3,663	4,037	1,487	1997	(l	)
4115 Leap Road (d)	Hillard, OH	—	756	4,297	1,636	756	5,933	6,689	2,069	1998	(l	)
3300 Lockbourne	Columbus, OH	—	708	3,920	(2,050)	162	2,416	2,578	1,513	1998	(l	)
1076 Pittsburgh Drive	Delaware, OH	—	2,265	4,733	(49)	2,184	4,765	6,949	1,220	2005	(l	)
6150 Huntly Road	Columbus, OH	—	920	4,810	(1,733)	591	3,406	3,997	857	2005	(l	)
4985 Frusta Drive	Obetz, OH	—	318	837	255	326	1,084	1,410	392	2006	(l	)
4600 S. Hamilton Road	Columbus, OH	—	681	5,941	(3,327)	236	3,059	3,295	915	2006	(l	)
4311 Janitrol Road	Groveport, OH	—	662	4,332	1,419	675	5,738	6,413	1,387	2007	(l	)
Dallas/Fort Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	606	172	1,618	1,790	459	1997	(l	)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	397	142	1,242	1,384	313	1997	(l	)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	600	270	1,909	2,179	597	1997	(l	)
3000 West Commerce	Dallas, TX	—	456	2,584	1,110	469	3,681	4,150	1,178	1997	(l	)
3030 Hansboro	Dallas, TX	—	266	1,510	(615)	87	1,074	1,161	646	1997	(l	)
405-407 113th	Arlington, TX	—	181	1,026	581	185	1,603	1,788	494	1997	(l	)
816 111th Street	Arlington, TX	872	251	1,421	132	258	1,546	1,804	558	1997	(l	)
7427 Dogwood Park	Richland Hills, TX	—	96	532	569	102	1,095	1,197	501	1998	(l	)
7348-54 Tower Street	Richland Hills, TX	—	88	489	225	94	708	802	238	1998	(l	)
7339-41 Tower Street	Richland Hills, TX	—	98	541	172	104	707	811	216	1998	(l	)
7437-45 Tower Street	Richland Hills, TX	—	102	563	170	108	727	835	220	1998	(l	)
7331-59 Airport Freeway	Richland Hills, TX	1,758	354	1,958	321	372	2,261	2,633	761	1998	(l	)
7338-60 Dogwood Park	Richland Hills, TX	—	106	587	123	112	704	816	226	1998	(l	)
7450-70 Dogwood Park	Richland Hills, TX	—	106	584	146	112	724	836	250	1998	(l	)
7423-49 Airport Freeway	Richland Hills, TX	1,485	293	1,621	309	308	1,915	2,223	631	1998	(l	)
7400 Whitehall Street	Richland Hills, TX	—	109	603	61	115	658	773	214	1998	(l	)
1602-1654 Terre Colony	Dallas, TX	1,867	458	2,596	810	468	3,396	3,864	941	2000	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
2351-2355 Merritt Drive	Garland, TX	—	101	574	87	92	670	762	212	2000	(l	)
701-735 North Plano Road	Richardson, TX	—	696	3,944	(1,339)	268	3,033	3,301	1,186	2000	(l	)
2220 Merritt Drive	Garland, TX	—	352	1,993	852	316	2,881	3,197	981	2000	(l	)
2010 Merritt Drive	Garland, TX	—	350	1,981	354	318	2,367	2,685	786	2000	(l	)
2363 Merritt Drive	Garland, TX	—	73	412	72	47	510	557	213	2000	(l	)
2447 Merritt Drive	Garland, TX	—	70	395	(107)	23	335	358	137	2000	(l	)
2465-2475 Merritt Drive	Garland, TX	—	91	514	35	71	569	640	176	2000	(l	)
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	851	426	3,296	3,722	880	2000	(l	)
2081 Hutton Drive—Bldg 1 (e)	Carrolton, TX	—	448	2,540	(489)	265	2,234	2,499	704	2001	(l	)
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(355)	251	1,885	2,136	721	2001	(l	)
2025 McKenzie Drive	Carrolton, TX	1,583	437	2,478	363	442	2,836	3,278	882	2001	(l	)
2019 McKenzie Drive	Carrolton, TX	1,885	502	2,843	557	507	3,395	3,902	1,020	2001	(l	)
1420 Valwood Parkway—Bldg 1 (d)	Carrolton, TX	—	460	2,608	(1,467)	112	1,489	1,601	797	2001	(l	)
1620 Valwood Parkway (e)	Carrolton, TX	—	1,089	6,173	(1,309)	605	5,348	5,953	1,829	2001	(l	)
1505 Luna Road—Bldg II	Carrolton, TX	—	167	948	(480)	68	567	635	254	2001	(l	)
1625 West Crosby Road	Carrolton, TX	—	617	3,498	(732)	381	3,002	3,383	982	2001	(l	)
2029-2035 McKenzie Drive	Carrolton, TX	1,586	306	1,870	234	306	2,104	2,410	543	2001	(l	)
1840 Hutton Drive (d)	Carrolton, TX	—	811	4,597	(560)	567	4,281	4,848	1,362	2001	(l	)
1420 Valwood Pkwy—Bldg II	Carrolton, TX	—	373	2,116	300	366	2,423	2,789	616	2001	(l	)
2015 McKenzie Drive	Carrolton, TX	2,629	510	2,891	397	516	3,282	3,798	942	2001	(l	)
2009 McKenzie Drive	Carrolton, TX	2,460	476	2,699	379	481	3,073	3,554	890	2001	(l	)
1505 Luna Road—Bldg I	Carrolton, TX	—	521	2,953	(1,965)	129	1,380	1,509	735	2001	(l	)
2104 Hutton Drive	Carrolton, TX	—	246	1,393	(422)	130	1,087	1,217	372	2001	(l	)
900-1100 Avenue S	Grand Prairie, TX	2,679	623	3,528	1,395	629	4,917	5,546	1,267	2002	(l	)
Plano Crossing (f)	Plano, TX	9,699	1,961	11,112	940	1,981	12,032	14,013	2,989	2002	(l	)
7413A-C Dogwood Park	Richland Hills, TX	—	110	623	249	111	871	982	197	2002	(l	)
7450 Tower Street	Richland Hills, TX	—	36	204	103	36	307	343	80	2002	(l	)
7436 Tower Street	Richland Hills, TX	—	57	324	195	58	518	576	98	2002	(l	)
7426 Tower Street	Richland Hills, TX	—	76	429	240	76	669	745	152	2002	(l	)
7427-7429 Tower Street	Richland Hills, TX	—	75	427	130	76	556	632	136	2002	(l	)
2840-2842 Handley Ederville Rd	Richland Hills, TX	—	112	635	51	113	685	798	161	2002	(l	)
7451-7477 Airport Freeway	Richland Hills, TX	1,347	256	1,453	309	259	1,759	2,018	433	2002	(l	)
7450 Whitehall Street	Richland Hills, TX	—	104	591	414	105	1,004	1,109	210	2002	(l	)
3000 Wesley Way	Richland Hills, TX	892	208	1,181	18	211	1,196	1,407	277	2002	(l	)
7451 Dogwood Park	Richland Hills, TX	602	133	753	29	134	781	915	187	2002	(l	)
825-827 Avenue H (d)	Arlington, TX	—	600	3,006	33	604	3,035	3,639	906	2004	(l	)
1013-31 Avenue M	Grand Prairie, TX	-	300	1,504	227	302	1,729	2,031	402	2004	(l	)
1172-84 113th Street (d)	Grand Prairie, TX	2,077	700	3,509	(94)	704	3,411	4,115	866	2004	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1200-16 Avenue H (d)	Arlington, TX	1,838	600	2,846	248	604	3,090	3,694	682	2004	(l	)
1322-66 N. Carrier Parkway (e)	Grand Prairie, TX	—	1,000	5,012	131	1,006	5,137	6,143	1,262	2004	(l	)
2401-2407 Centennial Dr	Arlington, TX	2,266	600	2,534	45	604	2,575	3,179	834	2004	(l	)
3111 West Commerce Street	Dallas, TX	—	1,000	3,364	101	1,011	3,454	4,465	1,225	2004	(l	)
9150 North Royal Lane	Irving, TX	—	818	3,767	(1,939)	344	2,302	2,646	893	2005	(l	)
13800 Senlac Drive	Farmers Ranch, TX	—	823	4,042	(89)	825	3,951	4,776	837	2005	(l	)
801-831 S Great Southwest Pkwy (g)	Grand Prairie, TX	—	2,581	16,556	(876)	2,586	15,675	18,261	5,220	2005	(l	)
801-842 Heinz Way	Grand Prairie, TX	2,979	599	3,327	349	601	3,674	4,275	1,206	2005	(l	)
901-937 Heinz Way	Grand Prairie, TX	2,204	493	2,758	(14)	481	2,756	3,237	1,008	2005	(l	)
3301 Century Circle	Irving, TX	2,578	760	3,856	204	771	4,049	4,820	665	2007	(l	)
First Garland Dist Ctr.	Garland, TX	—	1,912	—	14,941	1,947	14,906	16,853	1,887	2008	(l	)
Denver
4785 Elati	Denver, CO	—	173	981	169	175	1,148	1,323	365	1997	(l	)
4770 Fox Street	Denver, CO	—	132	750	201	134	949	1,083	306	1997	(l	)
3871 Revere	Denver, CO	1,300	361	2,047	282	368	2,322	2,690	786	1997	(l	)
4570 Ivy Street	Denver, CO	1,087	219	1,239	256	220	1,494	1,714	511	1997	(l	)
5855 Stapleton Drive North	Denver, CO	1,339	288	1,630	194	290	1,822	2,112	635	1997	(l	)
5885 Stapleton Drive North	Denver, CO	1,811	376	2,129	350	380	2,475	2,855	902	1997	(l	)
5977-5995 North Broadway	Denver, CO	1,397	268	1,518	306	271	1,821	2,092	605	1997	(l	)
5952-5978 North Broadway	Denver, CO	2,397	414	2,346	831	422	3,169	3,591	1,096	1997	(l	)
4721 Ironton Street	Denver, CO	—	232	1,313	24	236	1,333	1,569	441	1997	(l	)
East 47th Drive—A	Denver, CO	—	441	2,689	(30)	441	2,659	3,100	953	1997	(l	)
9500 West 49th Street—A	Wheatridge, CO	—	283	1,625	71	287	1,692	1,979	620	1997	(l	)
9500 West 49th Street—B	Wheatridge, CO	—	225	1,272	192	227	1,462	1,689	535	1997	(l	)
9500 West 49th Street—C	Wheatridge, CO	—	600	3,409	114	601	3,522	4,123	1,254	1997	(l	)
9500 West 49th Street—D	Wheatridge, CO	—	246	1,537	400	247	1,936	2,183	694	1997	(l	)
451-591 East 124th Avenue	Littleton, CO	—	383	2,145	96	383	2,241	2,624	704	1997	(l	)
608 Garrison Street	Lakewood, CO	—	265	1,501	419	269	1,916	2,185	677	1997	(l	)
610 Garrison Street	Lakewood, CO	—	264	1,494	445	265	1,938	2,203	659	1997	(l	)
15000 West 6th Avenue	Golden, CO	—	913	5,174	868	918	6,037	6,955	2,089	1997	(l	)
14998 West 6th Avenue Bldg E	Golden, CO	—	565	3,199	342	570	3,536	4,106	1,256	1997	(l	)
14998 West 6th Avenue Bldg F	Englewood, CO	—	269	1,525	104	273	1,625	1,898	561	1997	(l	)
12503 East Euclid Drive	Denver, CO	—	1,208	6,905	364	1,036	7,441	8,477	2,710	1997	(l	)
6547 South Racine Circle	Englewood, CO	2,958	739	4,241	328	739	4,569	5,308	1,657	1997	(l	)
11701 East 53rd Avenue	Denver, CO	—	416	2,355	262	422	2,611	3,033	927	1997	(l	)
5401 Oswego Street	Denver, CO	—	273	1,547	343	278	1,885	2,163	660	1997	(l	)
14818 West 6th Avenue Bldg A	Golden, CO	—	468	2,799	327	468	3,126	3,594	1,174	1997	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
14828 West 6th Avenue Bldg B	Golden, CO	—	503	2,942	214	503	3,156	3,659	1,102	1997	(l	)
445 Bryant Street	Denver, CO	7,196	1,829	10,219	2,848	1,829	13,067	14,896	4,219	1998	(l	)
3811 Joliet	Denver, CO	—	735	4,166	448	752	4,597	5,349	1,566	1998	(l	)
12055 E 49th Ave/4955 Peoria	Denver, CO	—	298	1,688	524	305	2,205	2,510	721	1998	(l	)
4940-4950 Paris	Denver, CO	—	152	861	248	156	1,105	1,261	345	1998	(l	)
4970 Paris	Denver, CO	—	95	537	144	97	679	776	228	1998	(l	)
7367 South Revere Parkway	Englewood, CO	3,327	926	5,124	836	934	5,952	6,886	2,274	1998	(l	)
8200 East Park Meadows Drive (d)	Lone Tree, CO	—	1,297	7,348	1,179	1,304	8,520	9,824	2,467	2000	(l	)
3250 Quentin (d)	Aurora, CO	—	1,220	6,911	657	1,230	7,558	8,788	2,155	2000	(l	)
Highpoint Bus Ctr B	Littleton, CO	—	739	—	3,408	781	3,366	4,147	807	2000	(l	)
1130 W. 124th Ave.	Westminster, CO	—	441	—	3,889	441	3,889	4,330	1,388	2000	(l	)
1070 W. 124th Ave.	Westminster, CO	—	374	—	2,792	374	2,792	3,166	680	2000	(l	)
1020 W. 124th Ave.	Westminster, CO	—	374	—	2,784	374	2,784	3,158	708	2000	(l	)
Jeffco Bus Ctr Phase I	Broomfield, CO	—	312	—	1,395	370	1,337	1,707	329	2001	(l	)
960 W. 124th Ave	Westminster, CO	—	441	—	3,477	442	3,476	3,918	1,037	2001	(l	)
8820 W. 116th Street	Broomfield, CO	—	338	1,918	330	372	2,214	2,586	490	2003	(l	)
8835 W. 116th Street	Broomfield, CO	—	1,151	6,523	1,154	1,304	7,524	8,828	1,575	2003	(l	)
18150 E. 32nd Street	Aurora, CO	1,959	563	3,188	305	572	3,484	4,056	861	2004	(l	)
3400 Fraser Street	Aurora, CO	2,439	616	3,593	(168)	620	3,421	4,041	716	2005	(l	)
7005 E. 46th Avenue Drive	Denver, CO	1,479	512	2,025	95	517	2,115	2,632	495	2005	(l	)
4001 Salazar Way	Frederick, CO	4,189	1,271	6,508	(88)	1,276	6,415	7,691	1,364	2006	(l	)
5909-5915 N. Broadway	Denver, CO	952	495	1,268	85	500	1,348	1,848	368	2006	(l	)
555 Corporate Circle	Golden, CO	—	499	2,673	2,156	559	4,769	5,328	684	2006	(l	)
Detroit
1731 Thorncroft	Troy, MI	—	331	1,904	189	331	2,093	2,424	880	1994	(l	)
47461 Clipper	Plymouth Township, MI	—	122	723	66	122	789	911	348	1994	(l	)
238 Executive Drive	Troy, MI	—	52	173	514	100	639	739	566	1994	(l	)
449 Executive Drive	Troy, MI	—	125	425	1,057	218	1,389	1,607	1,195	1994	(l	)
501 Executive Drive	Troy, MI	—	71	236	600	129	778	907	582	1994	(l	)
451 Robbins Drive	Troy, MI	—	96	448	889	192	1,241	1,433	1,105	1994	(l	)
1095 Crooks Road	Troy, MI	—	331	1,017	2,271	360	3,259	3,619	2,057	1994	(l	)
1416 Meijer Drive	Troy, MI	—	94	394	516	121	883	1,004	806	1994	(l	)
1624 Meijer Drive	Troy, MI	—	236	1,406	1,055	373	2,324	2,697	1,852	1994	(l	)
1972 Meijer Drive	Troy, MI	—	315	1,301	738	372	1,982	2,354	1,531	1994	(l	)
1621 Northwood Drive	Troy, MI	—	85	351	1,014	215	1,235	1,450	1,158	1994	(l	)
1707 Northwood Drive	Troy, MI	—	95	262	1,316	239	1,434	1,673	1,178	1994	(l	)
1788 Northwood Drive	Troy, MI	—	50	196	483	103	626	729	560	1994	(l	)
1821 Northwood Drive	Troy, MI	—	132	523	855	220	1,290	1,510	1,165	1994	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	550	1994	(l	)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	568	1994	(l	)
2277 Elliott Avenue	Troy, MI	—	48	188	389	29	596	625	546	1994	(l	)
2451 Elliott Avenue	Troy, MI	—	78	319	739	164	972	1,136	902	1994	(l	)
2730 Research Drive	Rochester Hills, MI	—	903	4,215	1,402	903	5,617	6,520	3,937	1994	(l	)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	720	560	3,448	4,008	2,358	1994	(l	)
2871 Research Drive	Rochester Hills, MI	—	324	1,487	570	327	2,054	2,381	1,346	1994	(l	)
3011 Research Drive	Rochester Hills, MI	—	457	2,104	687	457	2,791	3,248	1,941	1994	(l	)
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	292	279	1,550	1,829	1,133	1994	(l	)
2900 Technology Drive	Rochester Hills, MI	—	214	977	562	219	1,534	1,753	856	1994	(l	)
2930 Technology Drive	Rochester Hills, MI	—	131	594	379	138	966	1,104	598	1994	(l	)
2950 Technology Drive	Rochester Hills, MI	—	178	819	381	185	1,193	1,378	820	1994	(l	)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	216	56	402	458	302	1994	(l	)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	285	125	765	890	611	1994	(l	)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	278	93	611	704	487	1994	(l	)
23042 Commerce Drive	Farmintgon Hills, MI	—	67	277	273	89	528	617	444	1994	(l	)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	285	93	671	764	477	1994	(l	)
23079 Commerce Drive	Farmington Hills, MI	—	68	301	290	79	580	659	431	1994	(l	)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	805	295	1,745	2,040	1,423	1994	(l	)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	392	158	1,081	1,239	753	1994	(l	)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	341	138	827	965	605	1994	(l	)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	566	254	1,494	1,748	1,119	1994	(l	)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	367	137	886	1,023	629	1994	(l	)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	175	66	401	467	372	1994	(l	)
6515 Cobb Drive	Sterling Heights, MI	—	305	1,753	242	305	1,995	2,300	830	1994	(l	)
1451 East Lincoln Avenue	Madison Heights, MI	—	299	1,703	(476)	148	1,378	1,526	773	1995	(l	)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,300	612	6,700	7,312	2,494	1995	(l	)
32450 N Avis Drive	Madison Heights, MI	—	281	1,590	529	286	2,114	2,400	779	1996	(l	)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	243	267	1,676	1,943	617	1996	(l	)
9300-9328 Harrison Rd	Romulus, MI	—	147	834	395	154	1,222	1,376	430	1996	(l	)
9330-9358 Harrison Rd	Romulus, MI	—	81	456	271	85	723	808	259	1996	(l	)
28420-28448 Highland Rd	Romulus, MI	—	143	809	268	149	1,071	1,220	370	1996	(l	)
28450-28478 Highland Rd	Romulus, MI	—	81	461	602	85	1,059	1,144	359	1996	(l	)
28421-28449 Highland Rd	Romulus, MI	—	109	617	491	114	1,103	1,217	393	1996	(l	)
28451-28479 Highland Rd	Romulus, MI	—	107	608	380	112	983	1,095	325	1996	(l	)
28825-28909 Highland Rd	Romulus, MI	—	70	395	314	73	706	779	279	1996	(l	)
28933-29017 Highland Rd	Romulus, MI	—	112	634	255	117	884	1,001	295	1996	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
28824-28908 Highland Rd	Romulus, MI	—	134	760	441	140	1,195	1,335	373	1996	(l	)
28932-29016 Highland Rd	Romulus, MI	—	123	694	453	128	1,142	1,270	343	1996	(l	)
9710-9734 Harrison Rd	Romulus, MI	—	125	706	412	130	1,113	1,243	336	1996	(l	)
9740-9772 Harrison Rd	Romulus, MI	—	132	749	311	138	1,054	1,192	354	1996	(l	)
9840-9868 Harrison Rd	Romulus, MI	—	144	815	262	151	1,070	1,221	352	1996	(l	)
9800-9824 Harrison Rd	Romulus, MI	—	117	664	343	123	1,001	1,124	325	1996	(l	)
29265-29285 Airport Dr	Romulus, MI	—	140	794	299	147	1,086	1,233	412	1996	(l	)
29185-29225 Airport Dr	Romulus, MI	—	140	792	502	146	1,288	1,434	400	1996	(l	)
29149-29165 Airport Dr	Romulus, MI	—	216	1,225	248	226	1,463	1,689	550	1996	(l	)
29101-29115 Airport Dr	Romulus, MI	—	130	738	257	136	989	1,125	372	1996	(l	)
29031-29045 Airport Dr	Romulus, MI	—	124	704	130	130	828	958	317	1996	(l	)
29050-29062 Airport Dr	Romulus, MI	—	127	718	230	133	942	1,075	337	1996	(l	)
29120-29134 Airport Dr	Romulus, MI	—	161	912	268	169	1,172	1,341	423	1996	(l	)
29200-29214 Airport Dr	Romulus, MI	—	170	963	292	178	1,247	1,425	458	1996	(l	)
9301-9339 Middlebelt Rd	Romulus, MI	—	124	703	461	130	1,158	1,288	375	1996	(l	)
32975 Capitol Avenue	Livonia, MI	—	135	748	(170)	77	636	713	273	1998	(l	)
32920 Capitol Avenue	Livonia, MI	—	76	422	(91)	27	380	407	165	1998	(l	)
11923 Brookfield Avenue	Livonia, MI	—	120	665	(350)	32	403	435	258	1998	(l	)
11965 Brookfield Avenue	Livonia, MI	—	120	665	(382)	28	375	403	228	1998	(l	)
13405 Stark Road	Livonia, MI	—	46	254	(3)	30	267	297	104	1998	(l	)
1170 Chicago Road	Troy, MI	—	249	1,380	(428)	134	1,067	1,201	523	1998	(l	)
1200 Chicago Road	Troy, MI	—	268	1,483	271	286	1,736	2,022	579	1998	(l	)
450 Robbins Drive	Troy, MI	—	166	920	281	178	1,189	1,367	422	1998	(l	)
1230 Chicago Road	Troy, MI	—	271	1,498	162	289	1,642	1,931	555	1998	(l	)
12886 Westmore Avenue	Livonia, MI	—	190	1,050	(351)	86	803	889	389	1998	(l	)
33025 Industrial Road	Livonia, MI	—	80	442	(324)	6	192	198	162	1998	(l	)
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	279	575	3,226	3,801	1,093	1998	(l	)
32975 Industrial Road	Livonia, MI	—	160	887	(192)	92	763	855	328	1998	(l	)
32985 Industrial Road	Livonia, MI	—	137	761	(329)	46	523	569	274	1998	(l	)
32995 Industrial Road	Livonia, MI	—	160	887	(388)	53	606	659	347	1998	(l	)
12874 Westmore Avenue	Livonia, MI	—	137	761	(275)	58	565	623	281	1998	(l	)
1775 Bellingham	Troy, MI	—	344	1,902	365	367	2,244	2,611	752	1998	(l	)
1785 East Maple	Troy, MI	—	92	507	140	98	641	739	201	1998	(l	)
1807 East Maple	Troy, MI	—	321	1,775	(428)	191	1,477	1,668	638	1998	(l	)
980 Chicago	Troy, MI	—	206	1,141	224	220	1,351	1,571	443	1998	(l	)
1840 Enterprise Drive	Rochester Hills, MI	—	573	3,170	(2,266)	49	1,428	1,477	1,069	1998	(l	)
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	129	223	1,273	1,496	428	1998	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,317	1,371	8,375	9,746	2,631	1998	(l	)
5500 Enterprise Court	Warren, MI	—	675	3,737	586	721	4,277	4,998	1,410	1998	(l	)
750 Chicago Road	Troy, MI	—	323	1,790	503	345	2,271	2,616	811	1998	(l	)
800 Chicago Road	Troy, MI	—	283	1,567	366	302	1,914	2,216	636	1998	(l	)
850 Chicago Road	Troy, MI	—	183	1,016	218	196	1,221	1,417	400	1998	(l	)
6833 Center Drive	Sterling Heights, MI	—	467	2,583	204	493	2,761	3,254	954	1998	(l	)
1100 East Mandoline Road	Madison Heights, MI	—	888	4,915	(1,273)	332	4,198	4,530	1,920	1998	(l	)
1120 John A. Papalas Drive (e)	Lincoln Park, MI	—	366	3,241	141	297	3,451	3,748	1,501	1998	(l	)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,307	1,412	6,678	8,090	1,841	1999	(l	)
22701 Trolley Industrial	Taylor, MI	—	795	—	7,326	849	7,272	8,121	2,145	1999	(l	)
1400 Allen Drive	Troy, MI	—	209	1,154	231	212	1,382	1,594	406	2000	(l	)
1408 Allen Drive	Troy, MI	—	151	834	133	153	965	1,118	302	2000	(l	)
1305 Stephenson Hwy	Troy, MI	—	345	1,907	255	350	2,157	2,507	595	2000	(l	)
32505 Industrial Drive	Madison Heights, MI	—	345	1,910	335	351	2,239	2,590	670	2000	(l	)
1799-1813 Northfield Drive (d)	Rochester Hills, MI	—	481	2,665	256	490	2,912	3,402	831	2000	(l	)
28435 Automation Blvd	Wixom, MI	—	621	—	3,742	628	3,735	4,363	711	2004	(l	)
32200 N Avis Drive	Madison Heights, MI	—	503	3,367	(1,325)	195	2,350	2,545	684	2005	(l	)
100 Kay Industrial Drive	Rion Township, MI	—	677	2,018	273	685	2,283	2,968	633	2005	(l	)
32650 Capitol Avenue	Livonia, MI	—	282	1,128	(500)	167	743	910	148	2005	(l	)
11800 Sears Drive	Livonia, MI	—	693	1,507	1,195	476	2,919	3,395	1,050	2005	(l	)
1099 Chicago Road	Troy, MI	—	1,277	1,332	(1,470)	303	836	1,139	594	2005	(l	)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	1,294	2006	(l	)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	36	734	2,088	2,822	561	2006	(l	)
Houston
2102-2314 Edwards Street	Houston, TX	—	348	1,973	1,937	382	3,876	4,258	1,141	1997	(l	)
3351 Rauch St	Houston, TX	—	272	1,541	553	278	2,088	2,366	656	1997	(l	)
3851 Yale St	Houston, TX	2,049	413	2,343	359	425	2,690	3,115	925	1997	(l	)
3337-3347 Rauch Street	Houston, TX	—	227	1,287	447	233	1,728	1,961	522	1997	(l	)
8505 N Loop East	Houston, TX	1,723	439	2,489	638	449	3,117	3,566	1,001	1997	(l	)
4749-4799 Eastpark Dr	Houston, TX	2,556	594	3,368	1,330	611	4,681	5,292	1,525	1997	(l	)
4851 Homestead Road	Houston, TX	3,212	491	2,782	1,367	504	4,136	4,640	1,280	1997	(l	)
3365-3385 Rauch Street	Houston, TX	1,707	284	1,611	699	290	2,304	2,594	781	1997	(l	)
5050 Campbell Road	Houston, TX	1,700	461	2,610	448	470	3,049	3,519	1,073	1997	(l	)
4300 Pine Timbers	Houston, TX	—	489	2,769	725	499	3,484	3,983	1,225	1997	(l	)
2500-2530 Fairway Park Drive	Houston, TX	3,427	766	4,342	1,985	792	6,301	7,093	1,859	1997	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
6550 Longpointe	Houston, TX	1,407	362	2,050	501	370	2,543	2,913	881	1997	(l	)
1815 Turning Basin Dr	Houston, TX	1,911	487	2,761	708	531	3,425	3,956	1,181	1997	(l	)
1819 Turning Basin Dr	Houston, TX	—	231	1,308	478	251	1,766	2,017	552	1997	(l	)
1805 Turning Basin Drive	Houston, TX	2,246	564	3,197	888	616	4,033	4,649	1,391	1997	(l	)
9835A Genard Road	Houston, TX	—	1,505	8,333	3,170	1,581	11,427	13,008	3,182	1999	(l	)
9835B Genard Road	Houston, TX	—	245	1,357	646	256	1,992	2,248	628	1999	(l	)
11505 State Highway 225	LaPorte City, TX	4,573	940	4,675	606	940	5,281	6,221	1,281	2005	(l	)
1500 E. Main Street	Houston, TX	—	201	1,328	(26)	204	1,299	1,503	577	2005	(l	)
700 Industrial Blvd	Sugar Land, TX	3,471	608	3,679	336	617	4,006	4,623	764	2007	(l	)
7230-7238 Wynnwood	Houston, TX	—	254	764	90	259	849	1,108	270	2007	(l	)
7240-7248 Wynnwood	Houston, TX	—	271	726	61	276	782	1,058	257	2007	(l	)
7250-7260 Wynnwood	Houston, TX	—	200	481	35	203	513	716	155	2007	(l	)
7967 Blankenship	Houston, TX	—	307	1,166	220	307	1,386	1,693	180	2010	(l	)
8800 City Park Look East	Houston, TX	24,242	3,717	19,237	1	3,717	19,237	22,954	646	2013	(l	)
6400 Long Point	Houston, TX	—	188	898	(6)	188	892	1,080	266	2007	(l	)
12705 S. Kirkwood, Ste 100-150	Stafford, TX	—	154	626	81	155	706	861	146	2007	(l	)
12705 S. Kirkwood, Ste 200-220	Stafford, TX	—	404	1,698	248	393	1,957	2,350	473	2007	(l	)
8850 Jameel	Houston, TX	—	171	826	84	171	910	1,081	252	2007	(l	)
8800 Jameel	Houston, TX	—	163	798	(142)	124	695	819	172	2007	(l	)
8700 Jameel	Houston, TX	—	170	1,020	(109)	120	961	1,081	288	2007	(l	)
8600 Jameel	Houston, TX	—	163	818	52	163	870	1,033	186	2007	(l	)
Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	3,478	2,057	17,043	19,100	6,687	1996	(l	)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	992	476	3,578	4,054	1,257	1996	(l	)
1440 Brookville Way	Indianapolis, IN	—	665	3,770	894	685	4,644	5,329	1,929	1996	(l	)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	335	258	1,726	1,984	684	1996	(l	)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	686	601	3,992	4,593	1,565	1996	(l	)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	340	212	1,494	1,706	612	1996	(l	)
1341 Sadlier Circle E Dr	Indianapolis, IN	—	131	743	215	136	953	1,089	370	1996	(l	)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	—	145	822	293	152	1,108	1,260	409	1996	(l	)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	—	218	1,234	459	225	1,686	1,911	569	1996	(l	)
1304 Sadlier Circle E Dr	Indianapolis, IN	—	71	405	188	75	589	664	214	1996	(l	)
1402 Sadlier Circle E Dr	Indianapolis, IN	—	165	934	369	171	1,297	1,468	479	1996	(l	)
1504 Sadlier Circle E Dr	Indianapolis, IN	—	219	1,238	(128)	115	1,214	1,329	629	1996	(l	)
1365 Sadlier Circle E Dr	Indianapolis, IN	—	121	688	36	91	754	845	311	1996	(l	)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	—	178	1,008	243	166	1,263	1,429	505	1996	(l	)
1335 Sadlier Circle E Dr	Indianapolis, IN	—	81	460	310	85	766	851	363	1996	(l	)
1327 Sadlier Circle E Dr	Indianapolis, IN	—	52	295	24	33	338	371	147	1996	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1425 Sadlier Circle E Dr	Indianapolis, IN	—	21	117	37	23	152	175	59	1996	(l	)
6951 E 30th St	Indianapolis, IN	—	256	1,449	194	265	1,634	1,899	631	1996	(l	)
6701 E 30th St	Indianapolis, IN	—	78	443	84	82	523	605	194	1996	(l	)
6737 E 30th St	Indianapolis, IN	1,839	385	2,181	189	398	2,357	2,755	927	1996	(l	)
6555 E 30th St	Indianapolis, IN	—	484	4,760	1,314	484	6,074	6,558	2,336	1996	(l	)
8402-8440 E 33rd St	Indianapolis, IN	—	222	1,260	578	230	1,830	2,060	702	1996	(l	)
8520-8630 E 33rd St	Indianapolis, IN	—	326	1,848	266	281	2,159	2,440	837	1996	(l	)
8710-8768 E 33rd St	Indianapolis, IN	—	175	993	473	180	1,461	1,641	558	1996	(l	)
3316-3346 N. Pagosa Court	Indianapolis, IN	—	325	1,842	438	332	2,273	2,605	827	1996	(l	)
7901 West 21st St.	Indianapolis, IN	—	1,048	6,027	164	1,048	6,191	7,239	2,270	1997	(l	)
1225 Brookville Way	Indianapolis, IN	—	60	—	465	68	457	525	193	1997	(l	)
6751 E 30th St	Indianapolis, IN	2,601	728	2,837	330	741	3,154	3,895	1,124	1997	(l	)
9200 East 146th Street	Noblesville, IN	—	181	1,221	1,011	181	2,232	2,413	692	1998	(l	)
6575 East 30th Street	Indianapolis, IN	1,835	118	—	2,088	128	2,078	2,206	716	1998	(l	)
6585 East 30th Street	Indianapolis, IN	2,743	196	—	3,100	196	3,100	3,296	1,017	1998	(l	)
9210 E. 146th Street	Noblesville, IN	—	66	684	168	54	864	918	281	1998	(l	)
5705-97 Park Plaza Ct.	Indianapolis, IN	—	600	2,194	517	609	2,702	3,311	764	2003	(l	)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	1,063	544	2,284	2,828	858	2003	(l	)
1133 Northwest L Street	Richmond, IN	745	201	1,358	(51)	208	1,300	1,508	438	2006	(l	)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,861	743	3,765	4,508	680	2007	(l	)
Miami
4700 NW 15th Ave.	Ft. Lauderdale, FL	—	908	1,883	349	912	2,228	3,140	495	2007	(l	)
4710 NW 15th Ave.	Ft. Lauderdale, FL	—	830	2,722	386	834	3,104	3,938	596	2007	(l	)
4720 NW 15th Ave.	Ft. Lauderdale, FL	—	937	2,455	450	942	2,900	3,842	504	2007	(l	)
4740 NW 15th Ave.	Ft. Lauderdale, FL	—	1,107	3,111	350	1,112	3,456	4,568	604	2007	(l	)
4750 NW 15th Ave.	Ft. Lauderdale, FL	—	947	3,079	763	951	3,838	4,789	723	2007	(l	)
4800 NW 15th Ave.	Ft. Lauderdale, FL	—	1,092	3,308	138	1,097	3,441	4,538	626	2007	(l	)
Medley Industrial Center	Medley, FL	—	857	3,428	3,092	864	6,513	7,377	648	2007	(l	)
Pan American Business Park	Medley, FL	—	2,521	—	637	828	2,330	3,158	121	2008	(l	)
Milwaukee
N25 W23255 Paul Road	Pewaukee, WI	1,897	569	3,270	(311)	414	3,114	3,528	1,429	1994	(l	)
6523 N Sydney Place	Glendale, WI	—	172	976	(16)	80	1,052	1,132	538	1995	(l	)
5355 South Westridge Drive	New Berlin, WI	5,482	1,630	7,058	(305)	1,646	6,737	8,383	1,158	2004	(l	)
320-334 W. Vogel Avenue	Milwaukee, WI	—	506	3,199	(168)	508	3,029	3,537	1,055	2005	(l	)
4950 South 6th Avenue	Milwaukee, WI	—	299	1,565	94	301	1,657	1,958	600	2005	(l	)
1711 Paramount Court	Waukesha, WI	1,316	308	1,762	37	311	1,796	2,107	481	2005	(l	)
17005 W. Ryerson Road	New Berlin, WI	—	403	3,647	(15)	405	3,630	4,035	1,027	2005	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	156	366	1,286	1,652	413	2005	(l	)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	—	301	2,150	—	302	2,149	2,451	759	2005	(l	)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(233)	58	523	581	214	2005	(l	)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(289)	1,528	778	2,306	601	2005	(l	)
16600 West Glendale Ave	New Berlin, WI	2,338	704	1,923	677	715	2,589	3,304	873	2006	(l	)
2905 S. 160th Street	New Berlin, WI	—	261	672	340	265	1,008	1,273	398	2007	(l	)
2855 S. 160th Street	New Berlin, WI	—	221	628	223	225	847	1,072	239	2007	(l	)
2485 Commerce Drive	New Berlin, WI	1,569	483	1,516	268	491	1,776	2,267	515	2007	(l	)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	359	445	1,433	1,878	484	2007	(l	)
Rust-Oleum BTS	Kenosha, WI	14,130	4,100	—	24,034	3,212	24,922	28,134	2,187	2008	(l	)
Menomonee Falls-Barry Land	Menomonee Falls, WI	11,031	1,188	—	16,949	1,204	16,933	18,137	1,388	2008	(l	)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	4,218	1,358	8,622	5,684	1,499	14,165	15,664	8,945	1994	(l	)
7251-7267 Washington Avenue	Edina, MN	—	129	382	675	182	1,004	1,186	751	1994	(l	)
7301-7325 Washington Avenue	Edina, MN	—	174	391	(34)	193	338	531	80	1994	(l	)
7101 Winnetka Avenue North	Brooklyn Park, MN	5,887	2,195	6,084	3,908	2,228	9,959	12,187	6,311	1994	(l	)
9901 West 74th Street	Eden Prairie, MN	3,408	621	3,289	3,145	639	6,416	7,055	4,926	1994	(l	)
1030 Lone Oak Road	Eagan, MN	2,614	456	2,703	618	456	3,321	3,777	1,351	1994	(l	)
1060 Lone Oak Road	Eagan, MN	3,385	624	3,700	565	624	4,265	4,889	1,767	1994	(l	)
5400 Nathan Lane	Plymouth, MN	2,962	749	4,461	921	757	5,374	6,131	2,307	1994	(l	)
6655 Wedgewood Road	Maple Grove, MN	7,052	1,466	8,342	3,305	1,466	11,647	13,113	4,487	1994	(l	)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,488	315	3,292	3,607	1,248	1995	(l	)
12155 Nicollet Ave.	Burnsville, MN	—	286	—	1,741	288	1,739	2,027	703	1995	(l	)
4100 Peavey Road	Chaska, MN	—	277	2,261	795	277	3,056	3,333	1,156	1996	(l	)
5205 Highway 169	Plymouth, MN	—	446	2,525	658	578	3,051	3,629	1,258	1996	(l	)
7100-7198 Shady Oak Road	Eden Prairie, MN	4,664	715	4,054	1,970	736	6,003	6,739	2,056	1996	(l	)
7500-7546 Washington Square	Eden Prairie, MN	—	229	1,300	766	235	2,060	2,295	702	1996	(l	)
7550-7586 Washington Square	Eden Prairie, MN	—	153	867	275	157	1,138	1,295	414	1996	(l	)
5240-5300 Valley Industrial Blvd S	Shakopee, MN	—	362	2,049	843	371	2,883	3,254	965	1996	(l	)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	1,042	434	3,377	3,811	1,137	1998	(l	)
2530-2570 Kasota Avenue	St. Paul, MN	-	407	2,308	829	441	3,103	3,544	978	1998	(l	)
5775 12th Avenue	Shakopee, MN	—	590	—	5,676	590	5,676	6,266	1,865	1998	(l	)
1157 Valley Park Drive	Shakopee, MN	—	760	—	6,544	888	6,416	7,304	2,025	1999	(l	)
9600 West 76th Street	Eden Prairie, MN	2,275	1,000	2,450	61	1,034	2,477	3,511	643	2004	(l	)
9700 West 76th Street	Eden Prairie, MN	3,253	1,000	2,709	526	1,038	3,197	4,235	810	2004	(l	)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,387	1,510	9,705	11,215	2,559	2004	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
5017 Boone Avenue North	New Hope, MN	2,068	1,000	1,599	(15)	1,009	1,575	2,584	571	2005	(l	)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(3,331)	1,296	3,959	5,255	2,528	2005	(l	)
1087 Park Place	Shakopee, MN	—	1,195	4,891	(613)	1,198	4,275	5,473	765	2005	(l	)
5391 12th Avenue SE	Shakopee, MN	4,742	1,392	8,149	(342)	1,395	7,804	9,199	1,433	2005	(l	)
4701 Valley Industrial Blvd S	Shakopee, MN	—	1,296	7,157	598	1,299	7,752	9,051	2,481	2005	(l	)
316 Lake Hazeltine Drive	Chaska, MN	—	714	944	(111)	729	818	1,547	232	2006	(l	)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	(407)	665	2,776	3,441	562	2006	(l	)
1225 Highway 169 North	Plymouth, MN	—	1,190	1,979	112	1,207	2,074	3,281	581	2006	(l	)
7102 Winnetka Avene North	Brooklyn Park, MN	4,316	1,275	—	6,469	1,343	6,401	7,744	719	2007	(l	)
139 Eva Street	St. Paul, MN	—	2,132	3,105	90	2,175	3,152	5,327	503	2008	(l	)
21900 Dodd Boulevard	Lakeville, MN	9,766	2,289	7,952	(1)	2,289	7,952	10,241	602	2009	(l	)
Nashville
1621 Heil Quaker Boulevard	Nashville, TN	2,377	413	2,383	1,845	430	4,211	4,641	2,066	1995	(l	)
3099 Barry Drive	Portland, TN	—	418	2,368	(689)	248	1,849	2,097	912	1996	(l	)
3150 Barry Drive	Portland, TN	—	941	5,333	5,964	981	11,257	12,238	2,685	1996	(l	)
5599 Highway 31 West	Portland, TN	—	564	3,196	(1,577)	187	1,996	2,183	1,183	1996	(l	)
1931 Air Lane Drive	Nashville, TN	2,452	489	2,785	269	493	3,050	3,543	1,065	1997	(l	)
4640 Cummings Park	Nashville, TN	—	360	2,040	632	365	2,667	3,032	764	1999	(l	)
1740 River Hills Drive	Nashville, TN	2,945	848	4,383	467	888	4,810	5,698	1,445	2005	(l	)
211 Ellery Court	Nashville, TN	3,115	606	3,192	433	616	3,615	4,231	798	2007	(l	)
Rockdale BTS	Gallatin, TN	17,389	1,778	—	24,267	1,778	24,267	26,045	1,992	2008	(l	)
Northern New Jersey
14 World’s Fair Drive	Franklin, NJ	—	483	2,735	602	503	3,317	3,820	1,165	1997	(l	)
12 World’s Fair Drive	Franklin, NJ	—	572	3,240	1,120	593	4,339	4,932	1,470	1997	(l	)
22 World’s Fair Drive	Franklin, NJ	—	364	2,064	639	375	2,692	3,067	1,022	1997	(l	)
26 World’s Fair Drive	Franklin, NJ	—	361	2,048	623	377	2,655	3,032	951	1997	(l	)
24 World’s Fair Drive	Franklin, NJ	—	347	1,968	486	362	2,439	2,801	940	1997	(l	)
20 World’s Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,554	691	1,872	2,563	493	1999	(l	)
45 Route 46	Pine Brook, NJ	—	969	5,491	965	978	6,447	7,425	1,916	2000	(l	)
43 Route 46	Pine Brook, NJ	—	474	2,686	420	479	3,101	3,580	822	2000	(l	)
39 Route 46	Pine Brook, NJ	—	260	1,471	190	262	1,659	1,921	475	2000	(l	)
26 Chapin Road	Pine Brook, NJ	4,891	956	5,415	769	965	6,175	7,140	1,785	2000	(l	)
30 Chapin Road	Pine Brook, NJ	4,689	960	5,440	444	969	5,875	6,844	1,592	2000	(l	)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,920	1,534	11,435	12,969	3,479	2000	(l	)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	518	396	2,717	3,113	692	2000	(l	)
55 Route 46	Pine Brook, NJ	—	396	2,244	(403)	314	1,923	2,237	560	2000	(l	)
16 Chapin Rod	Pine Brook, NJ	3,664	885	5,015	529	901	5,528	6,429	1,457	2000	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
20 Chapin Road	Pine Brook, NJ	4,688	1,134	6,426	665	1,154	7,071	8,225	1,997	2000	(l	)
Sayreville Lot 4	Sayreville, NJ	3,515	944	—	4,598	944	4,598	5,542	1,108	2002	(l	)
Sayreville Lot 3	Sayreville, NJ	—	996	—	5,392	996	5,392	6,388	1,010	2003	(l	)
309-319 Pierce Street	Somerset, NJ	3,738	1,300	4,628	689	1,309	5,308	6,617	1,276	2004	(l	)
Philadelphia
230-240 Welsh Pool Road	Exton, PA	—	154	851	374	170	1,209	1,379	315	1998	(l	)
264 Welsh Pool Road	Exton, PA	—	147	811	306	162	1,102	1,264	348	1998	(l	)
254 Welsh Pool Road	Exton, PA	—	75	418	213	91	616	707	210	1998	(l	)
251 Welsh Pool Road	Exton, PA	—	144	796	467	159	1,248	1,407	366	1998	(l	)
151-161 Philips Road	Exton, PA	—	191	1,059	306	229	1,327	1,556	411	1998	(l	)
216 Philips Road	Exton, PA	—	199	1,100	485	220	1,564	1,784	408	1998	(l	)
14 McFadden Road	Palmer, PA	1,652	600	1,349	56	625	1,380	2,005	583	2004	(l	)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	628	964	6,530	7,494	1,616	2005	(l	)
3240 S. 78th Street	Philadelphia, PA	—	515	1,245	(256)	423	1,081	1,504	375	2005	(l	)
200 Cascade Drive, Bldg. 1	Allen Town, PA	18,820	2,133	17,562	893	2,769	17,819	20,588	4,084	2007	(l	)
200 Cascade Drive, Bldg. 2	Allen Town, PA	2,487	310	2,268	190	316	2,452	2,768	417	2007	(l	)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(107)	964	2,645	3,609	839	2008	(l	)
2455 Boulevard of Generals	Norristown, PA	3,592	1,200	4,800	1,088	1,226	5,862	7,088	1,205	2008	(l	)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	164	396	2,318	2,714	719	1999	(l	)
50 South 56th Street	Chandler, AZ	—	1,206	3,218	360	1,252	3,532	4,784	850	2004	(l	)
4701 W. Jefferson	Phoenix, AZ	2,650	926	2,195	443	929	2,635	3,564	978	2005	(l	)
7102 W. Roosevelt	Phoenix, AZ	—	1,613	6,451	1,136	1,620	7,580	9,200	2,063	2006	(l	)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	255	1,038	2,868	3,906	626	2006	(l	)
245 W. Lodge	Tempe, AZ	—	898	3,066	(1,891)	362	1,711	2,073	451	2007	(l	)
1590 E Riverview Dr.	Phoenix, AZ	—	1,293	5,950	396	1,292	6,347	7,639	723	2008	(l	)
14131 N. Rio Vista Dr.	Peoria, AZ	—	2,563	9,388	1,798	2,563	11,186	13,749	1,936	2008	(l	)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	1,236	2,709	12,206	14,915	1,547	2008	(l	)
3815 W. Washington St.	Phoenix, AZ	3,975	1,675	4,514	149	1,719	4,619	6,338	522	2008	(l	)
690 91st Avenue	Tolleson, AZ	7,497	1,904	6,805	2,646	1,923	9,432	11,355	1,503	2008	(l	)
Salt Lake City
512 Lawndale Drive (i)	Salt Lake City, UT	—	2,688	15,643	3,343	2,688	18,986	21,674	6,579	1997	(l	)
1270 West 2320 South	West Valley, UT	—	138	784	256	143	1,035	1,178	384	1998	(l	)
1275 West 2240 South	West Valley, UT	—	395	2,241	331	408	2,559	2,967	867	1998	(l	)
1288 West 2240 South	West Valley, UT	—	119	672	111	123	779	902	266	1998	(l	)
2235 South 1300 West	West Valley, UT	—	198	1,120	249	204	1,363	1,567	421	1998	(l	)
1293 West 2200 South	West Valley, UT	—	158	896	118	163	1,009	1,172	335	1998	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1279 West 2200 South	West Valley, UT	—	198	1,120	296	204	1,410	1,614	485	1998	(l	)
1272 West 2240 South	West Valley, UT	—	336	1,905	387	347	2,281	2,628	741	1998	(l	)
1149 West 2240 South	West Valley, UT	—	217	1,232	158	225	1,382	1,607	455	1998	(l	)
1142 West 2320 South	West Valley, UT	—	217	1,232	73	225	1,297	1,522	449	1998	(l	)
1152 West 2240 South	West Valley, UT	—	1,652	—	2,576	669	3,559	4,228	1,100	2000	(l	)
2323 South 900 W	Salt Lake City, UT	—	886	2,995	218	898	3,201	4,099	1,254	2006	(l	)
1815-1957 South 4650 West	Salt Lake City, UT	7,285	1,707	10,873	273	1,713	11,140	12,853	2,043	2006	(l	)
2100 Alexander Street	West Valley, UT	1,152	376	1,670	(21)	376	1,649	2,025	266	2007	(l	)
2064 Alexander Street	West Valley, UT	2,125	864	2,771	129	869	2,895	3,764	580	2007	(l	)
Seattle
1901 Raymond Ave SW	Renton, WA	1,833	4,458	2,659	633	4,594	3,156	7,750	473	2008	(l	)
19014 64th Avenue South	Kent, WA	3,179	1,990	3,979	258	2,042	4,186	6,228	707	2008	(l	)
18640 68th Ave. South	Kent, WA	732	1,218	1,950	348	1,258	2,258	3,516	407	2008	(l	)
Puget Sound Terminal 7	Seattle, WA	—	9,139	5,881	1,069	9,340	6,748	16,088	393	2008	(l	)
Southern California
100 West Sinclair	Riverside, CA	—	4,894	3,481	(4,561)	1,819	1,995	3,814	872	2007	(l	)
14050 Day Street	Moreno Valley, CA	3,582	2,538	2,538	291	2,565	2,801	5,366	445	2008	(l	)
12925 Marlay Avenue	Fontana, CA	9,869	6,072	7,891	711	6,090	8,584	14,674	1,707	2008	(l	)
1944 Vista Bella Way	Rancho Domingue, CA	—	1,746	3,148	730	1,822	3,802	5,624	1,072	2005	(l	)
2000 Vista Bella Way	Rancho Domingue, CA	1,414	817	1,673	301	853	1,938	2,791	488	2005	(l	)
2835 East Ana Street	Rancho Domingue, CA	3,015	1,682	2,750	(227)	1,772	2,433	4,205	602	2005	(l	)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,585	2,124	5,219	1,587	2,143	6,787	8,930	1,451	2006	(l	)
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	599	2,902	7,607	10,509	1,503	2006	(l	)
2610 & 2660 Columbia St	Torrance, CA	4,715	3,008	5,826	181	3,031	5,984	9,015	1,231	2006	(l	)
433 Alaska Avenue	Torrance, CA	—	681	168	13	684	178	862	66	2006	(l	)
4020 S. Compton Ave	Los Angeles, CA	—	3,800	7,330	71	3,825	7,376	11,201	1,195	2006	(l	)
21730-21748 Marilla St.	Chatsworth, CA	3,154	2,585	3,210	192	2,608	3,379	5,987	718	2007	(l	)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	855	2007	(l	)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	748	2007	(l	)
3015 East Ana	Rancho Domingue, CA	—	19,678	9,321	7,490	20,144	16,345	36,489	3,110	2007	(l	)
19067 Reyes Ave	Rancho Domingue, CA	—	9,281	3,920	202	9,381	4,022	13,403	1,057	2007	(l	)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	98	1,441	871	2,312	215	2007	(l	)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(860)	675	540	1,215	166	2007	(l	)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	(20)	1,229	691	1,920	164	2007	(l	)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	3,062	2,043	3,408	(266)	2,051	3,134	5,185	399	2007	(l	)
1290 Rancho Conejo Blvd	Thousand Oaks, CA	2,639	1,754	2,949	(230)	1,761	2,712	4,473	349	2007	(l	)
18201-18291 Santa Fe	Rancho Domingue, CA	10,461	6,720	—	8,949	6,897	8,772	15,669	892	2008	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
1011 Rancho Conejo	Thousand Oaks, CA	5,784	7,717	2,518	(186)	7,752	2,296	10,048	556	2008	(l	)
2300 Corporate Center Drive	Thousand Oaks, CA	—	6,506	4,885	(5,725)	3,236	2,430	5,666	541	2008	(l	)
20700 Denker Avenue	Rancho Domingue, CA	5,614	5,767	2,538	1,456	5,964	3,798	9,762	864	2008	(l	)
18408 Laurel Park Road	Rancho Domingue, CA	—	2,850	2,850	643	2,874	3,469	6,343	470	2008	(l	)
19021 S. Reyes Ave.	Rancho Domingue, CA	—	8,183	7,501	733	8,545	7,872	16,417	821	2008	(l	)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	(198)	2,859	8,432	11,291	1,660	2005	(l	)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,563	1,590	13,923	15,513	2,073	2006	(l	)
2325 Camino Vida Roble	Carlsbad, CA	2,026	1,441	1,239	464	1,446	1,698	3,144	353	2006	(l	)
2335 Camino Vida Roble	Carlsbad, CA	1,126	817	762	133	821	891	1,712	232	2006	(l	)
2345 Camino Vida Roble	Carlsbad, CA	795	562	456	87	565	540	1,105	157	2006	(l	)
2355 Camino Vida Roble	Carlsbad, CA	582	481	365	57	483	420	903	120	2006	(l	)
2365 Camino Vida Roble	Carlsbad, CA	1,226	1,098	630	3	1,102	629	1,731	199	2006	(l	)
2375 Camino Vida Roble	Carlsbad, CA	1,531	1,210	874	199	1,214	1,069	2,283	317	2006	(l	)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	507	2,895	2,428	5,323	573	2006	(l	)
8572 Spectrum Lane	San Diego, CA	2,261	806	3,225	429	807	3,653	4,460	556	2007	(l	)
13100 Gregg Street	Poway, CA	—	1,040	4,160	474	1,073	4,601	5,674	948	2007	(l	)
Southern New Jersey
8 Springdale Road	Cherry Hill, NJ	—	258	1,436	782	258	2,218	2,476	764	1998	(l	)
111 Whittendale Drive	Morrestown, NJ	1,841	522	2,916	195	522	3,111	3,633	891	2000	(l	)
7851 Airport Highway	Pennsauken, NJ	—	160	508	381	162	887	1,049	194	2003	(l	)
103 Central	Mt. Laurel, NJ	—	610	1,847	1,027	619	2,865	3,484	710	2003	(l	)
7890 Airport Hwy/7015 Central	Pennsauken, NJ	1,295	300	989	511	425	1,375	1,800	619	2006	(l	)
600 Creek Road	Delanco, NJ	—	2,125	6,504	(1,905)	1,557	5,167	6,724	2,045	2007	(l	)
1070 Thomas Busch Mem Hwy	Pennsauken, NJ	2,685	1,054	2,278	84	1,084	2,332	3,416	502	2007	(l	)
St. Louis
8921-8971 Fost Avenue	Hazelwood, MO	—	431	2,479	888	431	3,367	3,798	1,284	1994	(l	)
9043-9083 Frost Avenue	Hazelwood, MO	—	319	1,838	2,243	319	4,081	4,400	1,181	1994	(l	)
10431-10449 Midwest Industrial Blvd	Olivette, MO	1,335	237	1,360	403	237	1,763	2,000	720	1994	(l	)
10751 Midwest Industrial Boulevard	Olivette, MO	—	193	1,119	259	194	1,377	1,571	526	1994	(l	)
6951 N Hanley (d)	Hazelwood, MO	—	405	2,295	2,001	419	4,282	4,701	1,416	1996	(l	)
1067 Warson-Bldg A	St. Louis, MO	—	246	1,359	881	251	2,235	2,486	524	2002	(l	)
1067 Warson-Bldg B	St. Louis, MO	—	380	2,103	1,889	388	3,984	4,372	993	2002	(l	)
1067 Warson-Bldg C	St. Louis, MO	—	303	1,680	1,476	310	3,149	3,459	839	2002	(l	)
1067 Warson-Bldg D	St. Louis, MO	—	353	1,952	1,024	360	2,969	3,329	916	2002	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost			Gross Amount Carried At Close of Period 12/31/11
									Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed	Depreciable Lives (Years)
	Location	(a)					Building and
Building Address	(City/State)	Encumbrances	Land	Buildings		Land	Improvements	Total
		(Dollars in thousands)
6821-6857 Hazelwood Avenue	Berkeley, MO	4,836	985	6,205	678	985	6,883	7,868	1,755	2003	(l	)
13701 Rider Trail North	Earth City, MO	—	800	2,099	714	804	2,809	3,613	720	2003	(l	)
1908-2000 Innerbelt (d)	Overland, MO	7,980	1,590	9,026	966	1,591	9,991	11,582	2,878	2004	(l	)
9060 Latty Avenue	Berkeley, MO	—	687	1,947	(223)	694	1,717	2,411	1,070	2006	(l	)
21-25 Gateway Commerce Center	Edwardsville, IL	23,091	1,874	31,958	191	1,928	32,095	34,023	4,883	2006	(l	)
6647 Romiss Court	St. Louis, MO	—	230	681	72	241	742	983	193	2008	(l	)
Tampa
5313 Johns Road	Tampa, FL	—	204	1,159	178	257	1,284	1,541	443	1997	(l	)
5525 Johns Road	Tampa, FL	—	192	1,086	424	200	1,502	1,702	635	1997	(l	)
5709 Johns Road	Tampa, FL	—	192	1,086	163	200	1,241	1,441	444	1997	(l	)
5711 Johns Road	Tampa, FL	—	243	1,376	176	255	1,540	1,795	560	1997	(l	)
5453 W Waters Avenue	Tampa, FL	—	71	402	134	82	525	607	182	1997	(l	)
5455 W Waters Avenue	Tampa, FL	—	307	1,742	806	326	2,529	2,855	822	1997	(l	)
5553 W Waters Avenue	Tampa, FL	—	307	1,742	447	326	2,170	2,496	784	1997	(l	)
5501 W Waters Avenue	Tampa, FL	—	215	871	301	242	1,145	1,387	397	1997	(l	)
5503 W Waters Avenue	Tampa, FL	—	98	402	289	110	679	789	241	1997	(l	)
5555 W Waters Avenue	Tampa, FL	—	213	1,206	237	221	1,435	1,656	546	1997	(l	)
5557 W Waters Avenue	Tampa, FL	—	59	335	44	62	376	438	130	1997	(l	)
5463 W Waters Avenue	Tampa, FL	—	497	2,751	667	560	3,355	3,915	1,163	1998	(l	)
5461 W Waters	Tampa, FL	—	261	—	1,567	265	1,563	1,828	585	1998	(l	)
5481 W. Waters Avenue	Tampa, FL	—	558	—	2,497	561	2,494	3,055	778	1999	(l	)
4515-4519 George Road	Tampa, FL	2,528	633	3,587	767	640	4,347	4,987	1,162	2001	(l	)
6089 Johns Road	Tampa, FL	910	180	987	122	186	1,103	1,289	306	2004	(l	)
6091 Johns Road	Tampa, FL	676	140	730	98	144	824	968	247	2004	(l	)
6103 Johns Road	Tampa, FL	1,108	220	1,160	146	226	1,300	1,526	389	2004	(l	)
6201 Johns Road	Tampa, FL	1,029	200	1,107	168	205	1,270	1,475	393	2004	(l	)
6203 Johns Road	Tampa, FL	1,286	300	1,460	116	311	1,565	1,876	569	2004	(l	)
6205 Johns Road	Tampa, FL	1,280	270	1,363	120	278	1,475	1,753	333	2004	(l	)
6101 Johns Road	Tampa, FL	805	210	833	127	216	954	1,170	348	2004	(l	)
4908 Tampa West Blvd	Tampa, FL	—	2,622	8,643	(820)	2,635	7,810	10,445	1,821	2005	(l	)
7201-7245 Bryan Dairy Road (d)	Largo, FL	—	1,895	5,408	(1,434)	1,365	4,504	5,869	878	2006	(l	)
11701 Belcher Road South	Largo, FL	—	1,657	2,768	(1,516)	852	2,057	2,909	624	2006	(l	)
4900-4914 Creekside Drive (h)	Clearwater, FL	—	3,702	7,338	(3,046)	2,221	5,773	7,994	1,913	2006	(l	)
12345 Starkey Road	Largo, FL	—	898	2,078	(462)	599	1,915	2,514	594	2006	(l	)
Toronto
114 Packham Rd	Stratford, ON	—	1,000	3,526	527	1,012	4,041	5,053	1,624	2007	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

					(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision

			(b) Initial Cost				Gross Amount Carried At Close of Period 12/31/11
												Accumulated Depreciation 12/31/2011	Year Acquired/ Constructed		Depreciable Lives (Years)
	Location	(a)							Building and
Building Address	(City/State)	Encumbrances	Land	Buildings			Land		Improvements		Total
		(Dollars in thousands)
Other
5050 Kendrick Court	Grand Rapids, MI	—	1,721	11,433	(2,219)		988		9,947		10,935	6,764	1994		(l	)
2250 Delaware Ave.	Des Moines, IA	—	277	1,609	(63)		173		1,650		1,823	711	1998		(l	)
9601A Dessau Road	Austin, TX	1,209	255	—	1,782		366		1,671		2,037	505	1999		(l	)
9601C Dessau Road	Austin, TX	1,443	248	—	2,185		355		2,078		2,433	997	1999		(l	)
9601B Dessau Road	Austin, TX	1,246	248	—	1,852		355		1,745		2,100	588	2000		(l	)
6266 Hurt Road	Horn Lake, MS	—	427	—	4,013		387		4,053		4,440	614	2004		(l	)
6301 Hazeltine National Drive	Orlando, FL	3,959	909	4,613	286		920		4,888		5,808	1,327	2005		(l	)
12626 Silicon Drive	San Antonio, TX	3,132	768	3,448	158		779		3,595		4,374	1,084	2005		(l	)
3100 Pinson Valley Parkway	Birmingham, AL	—	303	742	(215)		225		605		830	206	2005		(l	)
10330 I Street	Omaha, NE	—	1,808	8,340	(1,457)		1,619		7,072		8,691	2,147	2006		(l	)
3200 Pond Station	Jefferson County, KY	—	2,074	—	9,681		2,120		9,635		11,755	1,136	2007		(l	)
Ozburn Hessey Logistics	Winchester, VA	8,036	2,320	—	10,855		2,401		10,774		13,175	1,228	2007		(l	)
Pure Fishing BTS	Kansas City, MO	11,856	4,152	—	13,605		4,228		13,529		17,757	1,088	2008		(l	)
3730 Wheeler Avenue	Fort Smith, AR	—	720	2,800	(561)		589		2,370		2,959	554	2006		(l	)
600 Greene Drive	Greenville, KY	—	294	8,570	3		296		8,571		8,867	2,924	2008		(l	)
Redevelopments / Developements / Developable Land
Redevelopments / Developments / Developable Land (j)		—	132,787	1,154	(954	)(m)	118,854		14,133		132,987	1,221

Total		$689,895	$687,614	$1,799,497	$600,160		$654,951	(k)	$2,432,314	(k)	$3,087,265	$695,931	(k	)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.
(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.
(c)	Improvements are net of write-off of fully depreciated assets and impairment of real estate.
(d)	Comprised of two properties.
(e)	Comprised of three properties.
(f)	Comprised of four properties.
(g)	Comprised of five properties.
(h)	Comprised of eight properties.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

(i)	Comprised of 27 properties.
(j)	These properties represent developable land and redevelopments that have not been placed in service and land parcels for which we receive ground lease income.
(k)

	Amounts Included in Real Estate Held for Sale	Amounts Within Net Investment in Real Estate	Gross Amount Carried At Close of Period December 31, 2011
Land	$16,880	$638,071	$654,951
Buildings & Improvements	106,069	2,326,245	2,432,314
Accumulated Depreciation	(37,202)	(658,729)	(695,931)

Subtotal	85,747	2,305,587	2,391,334
Construction in Progress	5	27,780	27,785

Net Investment in Real Estate	85,752	2,333,367	2,419,119

Leasing Commissions, Net, Deferred Leasing Intangibles, Net and Deferred Rent Receivable, Net	5,907

Total at December 31, 2011	$91,659

(l)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements and Land Improvements	3 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease

(m)	Includes foreign currency translation adjustments.

At December 31, 2011, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.1 billion (excluding construction in progress).

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(Dollars in thousands)

The changes in total real estate assets, including real estate held for sale, for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
	(Dollars in thousands)
Balance, Beginning of Year	$3,140,649	$3,351,626	$3,406,729
Acquisition of Real Estate Assets	22,953	17,595	208
Construction Costs and Improvements	72,822	49,881	54,650
Disposition of Real Estate Assets	(91,312)	(50,929)	(73,015)
Impairment of Real Estate	2,661	(194,552)	(6,934)
Write-off of Fully Depreciated Assets	(32,723)	(32,972)	(30,012)

Balance, End of Year	$3,115,050	$3,140,649	$3,351,626

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balance, Beginning of Year	$663,310	$597,461	$524,865
Depreciation for Year	95,931	104,175	112,241
Disposition of Assets	(30,587)	(5,354)	(9,633)
Write-off of Fully Depreciated Assets	(32,723)	(32,972)	(30,012)

Balance, End of Year	$695,931	$663,310	$597,461

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2012

By:	/s/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. EDWIN TYLER W. Edwin Tyler	Chairman of the Board of Directors	February 28, 2012

/s/ BRUCE W. DUNCAN Bruce W. Duncan	President, Chief Executive Officer and Director	February 28, 2012

/s/ MATTHEW DOMINSKI Matthew Dominski	Director	February 28, 2012

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 28, 2012

/s/ KEVIN W. LYNCH Kevin W. Lynch	Director	February 28, 2012

/s/ JOHN E. RAU John E. Rau	Director	February 28, 2012

/s/ L. PETER SHARPE L. Peter Sharpe	Director	February 28, 2012

/s/ ROBERT J. SLATER Robert J. Slater	Director	February 28, 2012