Form 10-Q
period 2012-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2012-05-08
CIK 921825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of Common Stock, $.01 par value, outstanding as of May 7, 2012: 88,636,143.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended March 31, 2012

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$651,587	$638,071
Buildings and Improvements	2,387,895	2,326,245
Construction in Progress	31,166	27,780
Less: Accumulated Depreciation	(691,522)	(658,729)

Net Investment in Real Estate	2,379,126	2,333,367

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $18,773 and $39,413	31,988	91,659
Cash and Cash Equivalents	2,104	10,153
Tenant Accounts Receivable, Net	2,881	3,062
Investments in Joint Ventures	1,044	1,674
Deferred Rent Receivable, Net	52,581	50,033
Deferred Financing Costs, Net	14,397	15,244
Deferred Leasing Intangibles, Net	39,590	38,037
Prepaid Expenses and Other Assets, Net	116,995	123,428

Total Assets	$2,640,706	$2,666,657

LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$687,139	$690,256
Senior Unsecured Notes, Net	640,182	640,227
Unsecured Credit Facility	115,000	149,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	67,409	71,470
Deferred Leasing Intangibles, Net	16,856	16,567
Rents Received in Advance and Security Deposits	26,417	25,852
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $415	—	690

Total Liabilities	1,553,003	1,594,062

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600 and 200 shares of Series F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized, 92,960,811 and 91,131,516 shares issued and 88,636,697 and 86,807,402 shares outstanding)	930	911
Additional Paid-in-Capital	1,829,758	1,811,349
Distributions in Excess of Accumulated Earnings	(637,572)	(633,854)
Accumulated Other Comprehensive Loss	(11,172)	(11,712)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,041,926	1,026,676
Noncontrolling Interest	45,777	45,919

Total Equity	1,087,703	1,072,595

Total Liabilities and Equity	$2,640,706	$2,666,657

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$63,422	$61,680
Tenant Recoveries and Other Income	19,664	20,137

Total Revenues	83,086	81,817

Expenses:
Property Expenses	27,815	29,449
General and Administrative	5,617	5,269
Restructuring Costs	—	1,160
Impairment of Real Estate	(14)	(2,779)
Depreciation and Other Amortization	32,940	27,556

Total Expenses	66,358	60,655

Other Income (Expense):
Interest Income	927	980
Interest Expense	(22,693)	(26,739)
Amortization of Deferred Financing Costs	(875)	(1,085)
Mark-to-Market Gain on Interest Rate Protection Agreements	124	44
Gain (Loss) from Retirement of Debt	1	(1,026)

Total Other Income (Expense)	(22,516)	(27,826)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit	(5,788)	(6,664)
Equity in Income of Joint Ventures	91	36
Gain on Change in Control of Interests	776	—
Income Tax Benefit	91	78

Loss from Continuing Operations	(4,830)	(6,550)
Discontinued Operations:
Loss Attributable to Discontinued Operations	(314)	(1,128)
Gain on Sale of Real Estate	6,199	3,804
Provision for Income Taxes Allocable to Discontinued Operations	—	(509)

Income from Discontinued Operations	5,885	2,167
Net Income (Loss)	1,055	(4,383)
Less: Net Loss Attributable to the Noncontrolling Interest	207	653

Net Income (Loss) Attributable to First Industrial Realty Trust, Inc.	1,262	(3,730)
Less: Preferred Dividends	(4,762)	(4,927)

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(3,500)	$(8,657)

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.10)	$(0.15)

Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.06	$0.03

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(0.04)	$(0.12)

Weighted Average Shares Outstanding	86,575	70,639

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
Net Income (Loss)	$1,055	$(4,383)
Amortization of Interest Rate Protection Agreements	540	556
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	20	—
Foreign Currency Translation Adjustment, Net of Income Tax Benefit	28	131

Comprehensive Income (Loss)	1,643	(3,696)
Comprehensive Loss Attributable to Noncontrolling Interest	174	605

Comprehensive Income (Loss) Attributable to First Industrial Realty Trust, Inc.	$1,817	$(3,091)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Shares At Cost	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2011	$—	$911	$1,811,349	$(140,018)	$(633,854)	$(11,712)	$45,919	$1,072,595
Issuance of Common Stock, Net of Issuance Costs	—	15	17,898	—	—	—	—	17,913
Stock Based Compensation Activity	—	4	528	—	(218)	—	—	314
Conversion of Units to Common Stock	—	—	99	—	—	—	(99)	—
Reallocation—Additional Paid in Capital	—	—	(116)	—	—	—	116	—
Preferred Dividends	—	—	—	—	(4,762)	—	—	(4,762)
Net Income (Loss)	—	—	—	—	1,262	—	(207)	1,055
Reallocation—Other Comprehensive Income	—	—	—	—	—	(15)	15	—
Other Comprehensive Income	—	—	—	—	—	555	33	588

Balance as of March 31, 2012	$—	$930	$1,829,758	$(140,018)	$(637,572)	$(11,172)	$45,777	$1,087,703

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,055	$(4,383)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	27,318	21,537
Amortization of Deferred Financing Costs	875	1,085
Other Amortization	7,787	8,558
Impairment of Real Estate, Net	1,246	(52)
Provision for Bad Debt	227	196
Mark-to-Market Gain on Interest Rate Protection Agreements	(124)	(44)
(Gain) Loss from Retirement of Debt	(1)	1,026
Prepayment Premiums Associated with Retirement of Debt	—	(446)
Equity in Income of Joint Ventures	(91)	(36)
Distributions from Joint Ventures	27	—
Gain on Sale of Real Estate	(6,199)	(3,804)
Gain on Change in Control of Interests	(776)	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(527)	(4,978)
Increase in Deferred Rent Receivable	(1,078)	(2,547)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	498	(9,730)
Decrease in Restricted Cash	—	105

Net Cash Provided by Operating Activities	30,237	6,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(28,828)	(13,383)
Net Proceeds from Sales of Investments in Real Estate	19,467	17,153
Contributions to and Investments in Joint Ventures	(5)	(4)
Repayments of Notes Receivable	8,007	8,739
Increase in Lender Escrows	—	(13)

Net Cash (Used In) Provided by Investing Activities	(1,359)	12,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(88)	(108)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	18,063	100,570
Repurchase and Retirement of Restricted Stock	(785)	(673)
Preferred Dividends	(4,311)	(5,379)
Payments on Interest Rate Swap Agreement	(280)	(194)
Repayments on Mortgage and Other Loans Payable	(15,127)	(35,084)
Repayments on Senior Unsecured Notes	(406)	—
Proceeds from Unsecured Credit Facility	38,000	10,000
Repayments on Unsecured Credit Facility	(72,000)	(100,590)

Net Cash Used in Financing Activities	(36,934)	(31,458)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	29
Net Decrease in Cash and Cash Equivalents	(8,056)	(12,479)
Cash and Cash Equivalents, Beginning of Period	10,153	25,963

Cash and Cash Equivalents, End of Period	$2,104	$13,513

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 94.4% ownership interest at March 31, 2012, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. Noncontrolling interest at March 31, 2012 of approximately 5.6% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture” and, collectively, the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein. The 2007 Europe Joint Venture does not own any properties. See Note 4 for more information on the Joint Ventures.

As of March 31, 2012, we owned 738 industrial properties located in 26 states in the United States and one province in Canada, containing an aggregate of approximately 66.1 million square feet of gross leasable area (“GLA”).

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2011 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2011 audited financial statements included in our 2011 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2012 and December 31, 2011, and the reported amounts of revenues and expenses for the three months ended March 31, 2012 and 2011. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2012 and December 31, 2011, and the results of our operations and comprehensive income for each of the three months ended March 31, 2012 and 2011, and our cash flows for each of the three months ended March 31, 2012 and 2011, and all adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation

The results of operations for the three months ended March 31, 2012 includes $1,301 which should have been recorded as depreciation and amortization expense during previous periods. Management evaluated this depreciation and amortization expense adjustment and believes it is not material to the results of the current quarter or projected annual results or any previous annual or quarterly period.

Recent Accounting Pronouncements

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance provides that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs are required. Entities are also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

3. Investment in Real Estate

Acquisitions

During the three months ended March 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 4) and one land parcel.

The gross agreed-upon fair value for the industrial property was $21,819, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, which was subsequently paid off on the date of acquisition and whose carrying value approximated fair market value, in the amount of $12,026 and a cash payment of $8,324 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $776 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

The purchase price of the land parcel was approximately $1,224, excluding costs incurred in conjunction with the acquisition of the land parcel.

Intangible Assets (Liabilities) Subject to Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, tenant relationships and below market leases recorded due to the real estate property acquired during the three months ended March 31, 2012 and 2011, which is recorded as deferred leasing intangibles, is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
In-Place Leases	$1,750	N/A
Tenant Relationships	$1,012	N/A
Below Market Leases	$(102)	N/A

The weighted average life in months of in-place leases, tenant relationships and below market leases recorded at the time of acquisition as a result of the real estate property acquired during the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
In-Place Leases	118	N/A
Tenant Relationships	178	N/A
Below Market Leases	118	N/A

Sales and Discontinued Operations

During the three months ended March 31, 2012, we sold three industrial properties comprising approximately 0.7 million square feet of GLA. Gross proceeds from the sales of the three industrial properties were approximately $20,127. The gain on sale of real estate was approximately $6,199, all of which is shown in discontinued operations. The three sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the three industrial properties sold are included in discontinued operations.

At March 31, 2012, we had 15 industrial properties comprising approximately 2.7 million square feet of GLA and one land parcel held for sale. The results of operations of the 15 industrial properties held for sale at March 31, 2012 are included in discontinued operations. There can be no assurance that such industrial properties or land parcel held for sale will be sold.

Income from discontinued operations for the three months ended March 31, 2011 reflects the results of operations of the three industrial properties that were sold during the three months ended March 31, 2012, the results of operations of 36 industrial properties that were sold during the year ended December 31, 2011, the results of operations of the 15 industrial properties identified as held for sale at March 31, 2012 and the gain on sale of real estate relating to 13 industrial properties that were sold during the three months ended March 31, 2011.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total Revenues	$1,848	$4,522
Property Expenses	(773)	(1,996)
Impairment of Real Estate	(1,260)	(2,727)
Depreciation and Amortization	(129)	(864)
Interest Expense	—	(63)
Gain on Sale of Real Estate	6,199	3,804
Provision for Income Taxes	—	(509)

Income from Discontinued Operations	$5,885	$2,167

At March 31, 2012 and December 31, 2011, we had notes receivable outstanding of approximately $47,511 and $55,502, net of a discount of $303 and $319, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At March 31, 2012 and December 31, 2011, the fair value of the notes receivable was $51,754 and $58,734, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

Impairment Charges

Fifteen industrial properties comprising approximately 2.7 million square feet of GLA and one land parcel comprising approximately 55.9 acres were classified as held for sale as of March 31, 2012. The net impairment charges for assets that qualify to be classified as held for sale at March 31, 2012 were calculated as the difference of the carrying value of the properties and land parcel over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Catch-up depreciation and amortization has been recorded during the three months ended March 31, 2012, if applicable, for certain assets that are no longer classified as held for sale. The net impairment charges recorded during the three months ended March 31, 2012 are due to updated fair market values for certain industrial properties whose estimated fair market values have changed since December 31, 2011 and are either classified as held for sale at March 31, 2012 or were classified as held for sale at December 31, 2011, but no longer qualify to be classified as held for sale at March 31, 2012.

During the three months ended March 31, 2012 and 2011, we recorded the following net non-cash impairment charges:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating Properties—Held for Sale and Sold Assets	$1,260	$2,727

Impairment—Discontinued Operations	$1,260	$2,727

Land Parcels—Held for Sale and Sold Assets	$—	$—
Operating Properties—Held for Use	(14)	(2,184)
Land Parcels—Held for Use	—	(595)

Impairment—Continuing Operations	$(14)	$(2,779)

Total Net Impairment	$1,246	$(52)

The guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses using expected cash flows, internal valuations of real estate and third party offers.

For operational real estate assets, the most significant assumptions used in the discounted cash flow analyses included the discount rate, projected occupancy levels, market rental rates, capital expenditures, and the terminal capitalization rate. For the valuation of land parcels, we reviewed recent comparable sales transactions, to the extent available, or if not available, we considered older comparable transactions, adjusted upward or downward to reflect management’s assumptions about current market conditions. In all cases, members of our management team that were responsible for the individual markets where the land parcels were located determined the internal valuations. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value.

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012 and 2011. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Three Months Ended March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale*	$20,470	—	—	$20,470	$(1,360)
Long-lived Assets Held and Used*	$16,290	—	—	$16,290	(190)

					$(1,550)

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Three Months Ended March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale**	$42,945	—	—	$42,945	$(2,755)
Long-lived Assets Held and Used**	$95,120	—	—	$95,120	1,894

					$(861)

*	Excludes industrial properties for which an impairment reversal of $304 was recorded during the three months ended March 31, 2012, since the related assets are recorded at carrying value, which is lower than estimated fair value at March 31, 2012.
**	Excludes industrial properties and land parcels for which an impairment reversal of $913 was recorded during the three months ended March 31, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at March 31, 2011.

The following table presents quantitative information about the Level 3 fair value measurements at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
One Industrial Property comprising approximately 0.01 million square feet of GLA	$585	Discounted Cash Flow	Discount Rate	11.75%
			Market Rent Growth Rate	2%
			Expense Growth Rate	2%
			Rental Rates Per Square Foot (A)	$4.25
			Terminal Capitalization Rate	10.00%
Fourteen Industrial Properties comprising approximately 2.1 million square feet of GLA	$36,175	3rd Party Pricing	(B)	N/A

(A)	Estimates for market rental rates upon stabilization of the property.
(B)	The fair value for the properties is based upon the value of either a third party purchase contract or third party letters of intent, both of which are subject to our corroboration for reasonableness. Certain of the properties are included in portfolios whereby the letter of intent pricing relates to the respective portfolio. The estimated purchase price for the portfolio was allocated to the individual properties within the portfolio based upon their relative fair value.

4. Investments in Joint Ventures

On February 13, 2012, we acquired the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (See Note 3).

At March 31, 2012, the 2003 Net Lease Joint Venture owned six industrial properties comprising approximately 3.1 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of March 31, 2012, our investment in the 2003 Net Lease Joint Venture is $1,044. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of March 31, 2012, the 2007 Europe Joint Venture did not own any properties.

At March 31, 2012 and December 31, 2011, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $131 and $137, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three months ended March 31, 2012 and 2011, we recognized fees of $76 and $310 from our Joint Ventures (and/or our former Joint Venture partners).

5. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2012	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2012	December 31, 2011
Mortgage and Other Loans Payable, Net	$687,139	$690,256	4.45% – 9.25%	4.45% – 9.25%	January 2013- October 2021
Unamortized Premiums	(289)	(305)

Mortgage and Other Loans Payable, Gross	$686,850	$689,951

Senior Unsecured Notes, Net
2016 Notes	$159,469	$159,455	5.750%	5.91%	01/15/16
2017 Notes	59,602	59,600	7.500%	7.52%	12/01/17
2027 Notes	6,065	6,065	7.150%	7.11%	05/15/27
2028 Notes	124,465	124,894	7.600%	8.13%	07/15/28
2012 Notes	61,827	61,817	6.875%	6.85%	04/15/12
2032 Notes	34,687	34,683	7.750%	7.87%	04/15/32
2014 Notes	87,344	86,997	6.420%	6.54%	06/01/14
2017 II Notes	106,723	106,716	5.950%	6.37%	05/15/17

Subtotal	$640,182	$640,227
Unamortized Discounts	4,240	4,625

Senior Unsecured Notes, Gross	$644,422	$644,852

Unsecured Credit Facility	$115,000	$149,000	2.342%	2.342%	12/12/14

As of March 31, 2012, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $881,599 and one letter of credit in the amount of $537. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage and other loans payable as of March 31, 2012.

During the three months ended March 31, 2012, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2028 Notes	$430	$406

In connection with these repurchases prior to maturity, we recognized $1 as gain on retirement of debt for the three months ended March 31, 2012, which is the difference between the repurchase price of $406 and the principal amount retired of $430, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $0, $3 and $20, respectively.

The following is a schedule of the stated maturities and scheduled principal payments as of March 31, 2012 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2012	$71,417
2013	13,164
2014	271,063
2015	62,088
2016	293,467
Thereafter	735,073

Total	$1,446,272

Our unsecured credit facility (as amended, the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of March 31, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

Fair Value

At March 31, 2012 and December 31, 2011, the fair values of our indebtedness were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, Net	$687,139	$754,110	$690,256	$743,419
Senior Unsecured Notes, Net	640,182	639,824	640,227	630,622
Unsecured Credit Facility	115,000	115,000	149,000	149,000

Total	$1,442,321	$1,508,934	$1,479,483	$1,523,041

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

6. Stockholders’ Equity

Shares of Common Stock and Noncontrolling Interest:

On March 1, 2012, we entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the three months ended March 31, 2012, we issued 1,532,598 shares of the Company’s common stock under the ATM at a weighted average sale price of $12.03 resulting in net proceeds to us of approximately $18,063, net of $369 paid to the sales agent. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the three months ended March 31, 2012, 11,159 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $99 of Noncontrolling Interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Noncontrolling Interest for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Noncontrolling Interest, Beginning of Period	$45,919	$45,266
Net Loss	(207)	(653)
Other Comprehensive Income	33	48
Conversion of Units to Common Stock	(99)	—
Reallocation—Additional Paid In Capital	116	1,418
Reallocation—Other Comprehensive Income	15	127

Noncontrolling Interest, End of Period	$45,777	$46,206

Restricted Stock:

During the three months ended March 31, 2012 and 2011, we awarded 365,137 and 292,339 shares, respectively, of restricted common stock to certain employees. The restricted common stock had a fair value of approximately $4,327 and $3,248, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,099 and $645 for the three months ended March 31, 2012 and 2011, respectively, in compensation expense related to restricted stock/unit awards. At March 31, 2012, we have $8,307 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.05 years.

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the first quarter of 2012, the new coupon rate was 5.415%. See Note 9 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions accrued during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Dividend/ Distribution per Share	Total Dividend
Series F Preferred Stock	$1,368.79	$685
Series G Preferred Stock	$1,809.00	$452
Series J Preferred Stock	$4,531.30	$2,719
Series K Preferred Stock	$4,531.30	$906

7. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred stock	$5,214	$—

Exchange of Units for common stock:
Noncontrolling interest	$(99)	$—
Common stock	—	—
Additional paid-in-capital	99	—

	$—	$—

Write-off of fully depreciated assets	$(13,196)	$(13,514)

Mortgage loan payable assumed in conjunction with a property acquisition	$(12,026)	$—

Notes receivable issued in conjunction with certain property sales	$—	$1,029

8. Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator:
Loss from Continuing Operations	$(4,830)	$(6,550)
Noncontrolling Interest Allocable to Continuing Operations	541	805

Loss from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	(4,289)	(5,745)
Preferred Stock Dividends	(4,762)	(4,927)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(9,051)	$(10,672)

Income from Discontinued Operations, Net of Income Tax Provision	$5,885	$2,167
Noncontrolling Interest Allocable to Discontinued Operations	(334)	(152)

Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$5,551	$2,015

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(3,500)	$(8,657)

Denominator:
Weighted Average Shares—Basic and Diluted	86,575,197	70,638,598
Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.10)	$(0.15)

Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.06	$0.03

Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(0.04)	$(0.12)

Participating securities include 756,815 and 696,360 of unvested restricted stock awards outstanding at March 31, 2012 and 2011, respectively, which participate in non-forfeitable dividends of the Company. Participating security holders are not obligated to share in losses, therefore, none of the net loss attributable to First Industrial Realty Trust, Inc. was allocated to participating securities for the three months ended March 31, 2012 and 2011.

The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the three months ended March 31, 2012 and 2011 as the effect of stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At March 31, 2012	Number of Awards Outstanding At March 31, 2011
Non-Participating Securities:
Restricted Stock Unit Awards	731,900	993,250
Options	10,000	41,901

9. Derivatives

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

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the first quarter of 2012, the new coupon rate was 5.415% (see Note 6). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three months ended March 31, 2012 and 2011, gains of $124 and $44, respectively, are recognized as Mark-to-Market Gain on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark to market gains or losses and for the three months ended March 31, 2012 and 2011, totaled $292 and $99, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,308 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of March 31, 2012	Fair Value As of December 31, 2011
Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(1,251)	$(1,667)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of March 31, 2012 and December 31, 2011, the outstanding payable was $292 and $280, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three months ended March 31, 2012 and 2011:

Interest Rate Products	Location on Statement	Three Months Ended
		March 31, 2012	March 31, 2011
Amortization Reclassified from OCI into Income	Interest Expense	$(540)	$(556)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Description	Fair Value	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at March 31, 2012	$(1,251)	—	—	$(1,251)
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)

The following table presents the quantitative information about the Level 3 fair value measurements at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
Series F Agreement	$(1,251)	Discounted Cash Flow	Long Dated Treasuries (A)	3.32%-3.58%
			Own Credit Risk (B)	1.51%-2.85%

(A)	Represents the forward 30 year Treasury CMT Rate.
(B)	Represents credit default swap spread curve used in the valuation analysis.

The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements including the period to maturity. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT rate. No market observable prices exist for long dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as Level 3.

The following table presents a reconciliation of our liabilities classified as Level 3 at March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending liability balance at December 31, 2011	$(1,667)
Total unrealized gains:
Mark-to-Market of the Series F Agreement	416

Ending liability balance at March 31, 2012	$(1,251)

10. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

11. Subsequent Events

From April 1, 2012 to May 7, 2012, we sold four industrial properties for approximately $3,750. There were no industrial properties acquired during this period.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100,000 of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The early tender period ended on April 11, 2012 and the extended tender offer period expired on April 25, 2012. During the early and extended tender offer periods, we purchased $9,000 of our 2014 Notes, $55,525 of our 2028 Notes and $22,400 of our 2032 Notes for total consideration of $88,922. The early tender premium along with the write off of unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements, as well as third party transaction costs, will be recognized as a loss on retirement of debt during the three months ended June 30, 2012.

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our old taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, has indicated to us, on a preliminary basis, that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. If we are unable to agree with the IRS on valuation, we expect the IRS to formally propose an adjustment. While we would need to evaluate any proposed adjustment, we currently intend to contest any proposed adjustment, and there can be no assurance that we would succeed. If the IRS succeeds in asserting any amount of a proposed adjustment, then our tax loss and the Refund would be reduced accordingly and, as a result, we would owe some amount of taxes, interest and possible penalties to the relevant taxing authorities, which we expect not to exceed the amount of the Refund in any event. The amount of loss, if any, which we may incur upon resolution with the IRS is not estimable at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership.”

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). We began operations on July 1, 1994. Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by the Company, including the Operating Partnership, of which we are the sole general partner with an approximate 94.4% ownership interest at March 31, 2012, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. Noncontrolling interest at March 31, 2012 of approximately 5.6% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture” and, collectively, the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint

Ventures is not consolidated with that of the Company as presented herein. The 2007 Europe Joint Venture does not own any properties. See Note 4 to the Consolidated Financial Statements for more information on the Joint Ventures.

As of March 31, 2012, we owned 738 industrial properties located in 26 states in the United States and one province in Canada, containing an aggregate of approximately 66.1 million square feet of gross leasable area (“GLA”).

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:

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

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to proceeds generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

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

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Our net loss available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $3.5 million and $8.7 million for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted net loss available to First Industrial Realty Trust, Inc.’s common stockholders was $0.04 per share and $0.12 per share for the three months ended March 31, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through March 31, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through March 31, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2012 and 2011, the average occupancy rates of our same store properties were 86.0% and 85.1%, respectively.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$82,111	$82,096	$15	0.0%
Acquired Properties	869	—	869	—
Sold Properties	386	2,683	(2,297)	(85.6)%
(Re) Developments and Land, Not Included Above	295	127	168	132.3%
Other	1,273	1,433	(160)	(11.2)%

	$84,934	$86,339	$(1,405)	(1.6)%
Discontinued Operations	(1,848)	(4,522)	2,674	(59.1)%

Total Revenues	$83,086	$81,817	$1,269	1.6%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.9 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $2.3 million due to the 39 industrial properties sold subsequent to December 31, 2010 totaling approximately 3.6 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$25,540	$27,717	$(2,177)	(7.9)%
Acquired Properties	155	—	155	—
Sold Properties	82	1,107	(1,025)	(92.6)%
(Re) Developments and Land, Not Included Above	252	262	(10)	(3.8)%
Other	2,559	2,359	200	8.5%

	$28,588	$31,445	$(2,857)	(9.1)%
Discontinued Operations	(773)	(1,996)	1,223	(61.3)%

Total Property Expenses	$27,815	$29,449	$(1,634)	(5.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.2 million due primarily to a decrease in repairs and maintenance expense resulting from lower snow removal costs incurred due to the mild 2012 winter. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land remained relatively unchanged. Other expense remained relatively unchanged.

General and administrative expense increased $0.3 million, or 6.6%, due primarily to an increase in incentive compensation expense partially offset by a decrease in rent expense resulting from a reduction in office space during 2011.

For the three months ended March 31, 2011, we incurred $1.2 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.1 million) and other costs ($0.1 million) associated with implementing our restructuring plan.

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the three months ended March 31, 2012 and 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment reversal included in continuing operations for the three months ended March 31, 2012 of $0.01 million is primarily comprised of a reversal of impairment relating to certain industrial properties that no longer qualify for held for sale classification. The impairment reversal included in continuing operations for the three months ended March 31, 2011 of $2.8 million is primarily comprised of a reversal of impairment relating to certain industrial properties and land parcels that no longer qualify for held for sale classification.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$31,939	$27,036	$4,903	18.1%
Acquired Properties	611	—	611	—
Sold Properties	63	814	(751)	(92.3)%
(Re) Developments and Land, Not Included Above	156	165	(9)	(5.5)%
Corporate Furniture, Fixtures and Equipment	300	405	(105)	(25.9)%

	$33,069	$28,420	$4,649	16.4%
Discontinued Operations	(129)	(864)	735	(85.1)%

Total Depreciation and Other Amortization	$32,940	$27,556	$5,384	19.5%

Depreciation and other amortization for same store properties increased $4.9 million primarily due to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale in 2012. Depreciation and other amortization from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense remained relatively unchanged.

Interest income remained relatively unchanged.

Interest expense, inclusive of $0 million and $0.1 million of interest expense included in discontinued operations, for the three months ended March 31, 2012 and 2011, respectively, decreased $4.1 million, or 15.3%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended

March 31, 2012 ($1,502.4 million) as compared to the three months ended March 31, 2011 ($1,712.8 million), an increase in capitalized interest for the three months ended March 31, 2012 due to an increase in development activities and a decrease in the weighted average interest rate for the three months ended March 31, 2012 (6.18%), as compared to the three months ended March 31, 2011 (6.35%).

Amortization of deferred financing costs decreased $0.2 million, or 19.4%, due primarily to the write off of financing costs related to the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011, the early retirement of certain mortgage loans and the repurchase and retirement of certain of our senior unsecured notes, partially offset by the costs associated with the origination of mortgage financings during 2011.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury (“CMT”) rate at 5.2175%. We recorded $0.1 million in mark to market gain, inclusive of $0.3 million in swap payments, which is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the three months ended March 31, 2012, as compared to $0.04 million in mark to market gain, inclusive of $0.1 million in swap payments, for the three months ended March 31, 2011.

For the three months ended March 31, 2012, we recognized a net gain from retirement of debt of $0.001 million due to the partial repurchase of a certain series of our senior unsecured notes. For the three months ended March 31, 2011, we recognized a net loss from retirement of debt of $1.0 million due to prepayment penalties and the write off of unamortized loan costs associated with the early payoff of certain mortgage loans.

Equity in Income of Joint Ventures remained relatively unchanged.

For the three months ended March 31, 2012, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million gain is the difference between our carrying value and fair value of our equity interest on the acquisition date.

For the three months ended March 31, 2012, we recorded an income tax benefit of $0.1 million, as compared to an income tax provision of $0.4 million for the three months ended March 31, 2011. The variance of $0.5 million is due primarily to a decrease in gain on sale of real estate in the taxable REIT subsidiaries.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	($ in 000’s)
Total Revenues	$1,848	$4,522
Property Expenses	(773)	(1,996)
Impairment of Real Estate	(1,260)	(2,727)
Depreciation and Amortization	(129)	(864)
Interest Expense	—	(63)
Gain on Sale of Real Estate	6,199	3,804
Provision for Income Taxes	—	(509)

Income from Discontinued Operations	$5,885	$2,167

Income from discontinued operations for the three months ended March 31, 2012 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2012 and the results of operations of 15 industrial properties that were identified as held for sale at March 31, 2012. The impairment loss for the three months ended March 31, 2012 of $1.3 million relates to an impairment charge related to certain industrial properties that were classified as held for sale at March 31, 2012.

Income from discontinued operations for the three months ended March 31, 2011 reflects the gain on sale of real estate relating to 13 industrial properties that were sold during the three months ended March 31, 2011, the results of operations of 36 industrial properties that were sold during the year ended December 31, 2011, the results of operations of three industrial properties that were sold during the three months ended March 31, 2012 and the results of operations of the 15 industrial properties identified as held for sale at March 31, 2012. The impairment loss for the three months ended March 31, 2011 of $2.7 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our cash and cash equivalents was approximately $2.1 million. We also had $334.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through March 31, 2013) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2012 Notes were paid off, at maturity, on April 16, 2012 in the amount of $61.8 million. We satisfied the payment obligations on the 2012 Notes with borrowings on our Unsecured Credit Facility. See Subsequent Events. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (after March 31, 2013) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2012, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.342%. As of May 7, 2012, we had approximately $168.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2012, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2012.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Three Months Ended March 31, 2012

Net cash provided by operating activities of approximately $30.2 million for the three months ended March 31, 2012 was comprised primarily of the non-cash adjustments of approximately $29.1 million and net income of approximately $1.1 million. The adjustments for the non-cash items of approximately $29.1 million are primarily comprised of depreciation and amortization of approximately $36.0 million, the impairment of real estate of $1.2 million and the provision for bad debt of approximately $0.2 million offset by the mark to market gain related to the Series F Agreement of approximately $0.1 million, the gain on sale of real estate of approximately $6.2 million, the gain on the change in control of interests in connection with the purchase of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.8 million, equity in income of our Joint Ventures of $0.1 million and the effect of the straight-lining of rental income of approximately $1.1 million.

Net cash used in investing activities of approximately $1.4 million for the three months ended March 31, 2012 was comprised primarily of the acquisition of one property and one land parcel, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by the net proceeds from the sale of real estate and the repayments on our mortgage notes receivable.

During the three months ended March 31, 2012, we sold three industrial properties comprising approximately 0.7 million square feet of GLA. Proceeds from the sales of the three industrial properties, net of closing costs, were approximately $19.5 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2012.

During the three months ended March 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also acquired one land parcel. The purchase price of this acquisition totaled approximately $1.2 million, excluding costs incurred in conjunction with the acquisition of this land parcel.

Net cash used in financing activities of approximately $36.9 million for the three months ended March 31, 2012 was comprised primarily of repayments on our senior unsecured notes and mortgage and other loans payable, payments of debt and equity issuance costs, net repayments on our Unsecured Credit Facility, preferred stock dividends, the repurchase and retirement of restricted stock and payments on the interest rate swap agreement offset by the net proceeds from the issuance of common stock.

During the three months ended March 31, 2012, we repurchased $0.4 million of our unsecured notes at an aggregate purchase price of $0.4 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the three months ended March 31, 2012, we issued 1,532,598 shares of the Company’s common stock in “at-the-market” offerings, resulting in net proceeds of approximately $18.1 million. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2012 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At March 31, 2012, approximately $1,327.3 million (approximately 92.0% of total debt at March 31, 2012) of our debt was fixed rate debt and approximately $115.0 million (approximately 8.0% of total debt at March 31, 2012) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at March 31, 2012, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.3 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at March 31, 2012. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2012, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 9 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2012, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

Supplemental Earnings Measure

Investors in and industry analysts following the real estate industry utilize funds from operations (“FFO”) as a supplemental operating performance measure of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income (loss) determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO available to common stockholders and participating securities should not be considered as a substitute for its most comparable GAAP measure, net income (loss) available to common stockholders and participating securities, or any other measures derived in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and therefore may not be comparable to other similarly titled measures of other companies.

Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (loss) (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets, real estate asset depreciation and amortization and impairment charges (reversals) recorded on depreciable real estate, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and assist in comparing these operating results between periods or to those of different companies.

The following table shows a reconciliation of net income (loss) available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Loss Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(3,500)	$(8,657)
Adjustments:
Depreciation and Other Amortization of Real Estate	32,640	27,151
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	129	864
Company Share of Joint Venture Depreciation and Other Amortization	90	188
Impairment of Depreciated Real Estate	(14)	(2,184)
Impairment of Depreciated Real Estate Included in Discontinued Operations	1,260	2,727
Gain on Sale of Depreciated Real Estate	(6,199)	(3,804)
Company Share of Joint Venture Gain on Sale of Depreciated Real Estate	(56)	—
Gain on Change in Control of Interests	(776)
Noncontrolling Interest Share of Adjustments	(1,532)	(1,747)

Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$22,042	$14,538

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events

From April 1, 2012 to May 7, 2012, we sold four industrial properties for approximately $3.8 million. There were no industrial properties acquired during this period.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61.8 million.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100.0 million of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The early tender period ended on April 11, 2012 and the extended tender offer period expired on April 25, 2012. During the early and extended tender offer periods, we purchased $9.0 million of our 2014 Notes, $55.5 million of our 2028 Notes and $22.4 million of our 2032 Notes for total consideration of $88.9 million. The early tender premium along with the write off of unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements, as well as third party transaction costs, will be recognized as a loss on retirement of debt during the three months ended June 30, 2012.

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our old taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2 million on behalf of the Joint Committee on Taxation, has indicated to us, on a preliminary basis, that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. If we are unable to agree with the IRS on valuation, we expect the IRS to formally propose an adjustment. While we would need to evaluate any proposed adjustment, we currently intend to contest any proposed adjustment, and there can be no assurance that we would succeed. If the IRS succeeds in asserting any amount of a proposed adjustment, then our tax loss and the Refund would be reduced accordingly and, as a result, we would owe some amount of taxes, interest and possible penalties to the relevant taxing authorities, which we expect not to exceed the amount of the Refund in any event. The amount of loss, if any, which we may incur upon resolution with the IRS is not estimable at this time.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012

EXHIBIT INDEX

Exhibit Number	Description

10.1	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith