Form 10-Q
period 2014-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2014-05-06
CIK 921825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
 _______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of May 5, 2014: 110,133,669.

FIRST INDUSTRIAL REALTY TRUST, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$705,495	$703,478
Buildings and Improvements	2,394,732	2,390,566
Construction in Progress	36,950	25,503
Less: Accumulated Depreciation	(762,932)	(748,044)
Net Investment in Real Estate	2,374,245	2,371,503
Cash and Cash Equivalents	3,908	7,577
Tenant Accounts Receivable, Net	7,510	5,705
Investments in Joint Ventures	846	907
Deferred Rent Receivable, Net	56,011	56,417
Deferred Financing Costs, Net	12,589	11,406
Deferred Leasing Intangibles, Net	30,362	29,790
Prepaid Expenses and Other Assets, Net	97,267	114,205
Total Assets	$2,582,738	$2,597,510
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$674,686	$677,890
Senior Unsecured Notes, Net	446,326	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	52,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	65,493	75,305
Deferred Leasing Intangibles, Net	13,434	13,626
Rents Received in Advance and Security Deposits	31,380	30,265
Dividend Payable	11,921	10,289
Total Liabilities	1,495,240	1,426,291
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized, 114,457,682 and 114,304,964 shares issued and 110,133,568 and 109,980,850 shares outstanding)	1,145	1,143
Additional Paid-in-Capital	1,867,007	1,938,886
Distributions in Excess of Accumulated Earnings	(679,129)	(669,896)
Accumulated Other Comprehensive Loss	(4,255)	(3,265)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,044,750	1,126,850
Noncontrolling Interest	42,748	44,369
Total Equity	1,087,498	1,171,219
Total Liabilities and Equity	$2,582,738	$2,597,510
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$63,953	$61,747
Tenant Recoveries and Other Income	22,215	18,877
Total Revenues	86,168	80,624
Expenses:
Property Expenses	31,314	26,658
General and Administrative	5,556	6,463
Depreciation and Other Amortization	28,772	26,304
Total Expenses	65,642	59,425
Other Income (Expense):
Interest Income	702	563
Interest Expense	(19,046)	(18,963)
Amortization of Deferred Financing Costs	(804)	(854)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	(4)
Loss from Retirement of Debt	—	(1,150)
Total Other Income (Expense)	(19,148)	(20,408)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	1,378	791
Equity in Income of Joint Ventures	2,966	20
Income Tax (Provision) Benefit	(10)	62
Income from Continuing Operations	4,334	873
Discontinued Operations:
(Loss) Income Attributable to Discontinued Operations	(2)	816
Gain (Loss) on Sale of Real Estate	735	(3,074)
Income (Loss) from Discontinued Operations	733	(2,258)
Income (Loss) Before Gain on Sale of Real Estate	5,067	(1,385)
Gain on Sale of Real Estate	—	262
Net Income (Loss)	5,067	(1,123)
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(104)	220
Net Income (Loss) Attributable to First Industrial Realty Trust, Inc.	4,963	(903)
Less: Preferred Dividends	(1,019)	(3,837)
Less: Redemption of Preferred Stock	(1,462)	—
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,482	$(4,740)

Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.00	$(0.02)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$(0.05)
Distributions Per Share	$0.1025	$0.085
Weighted Average Shares Outstanding - Basic	109,676	100,774
Weighted Average Shares Outstanding - Diluted	110,215	100,774
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands)
Net Income (Loss)	$5,067	$(1,123)
Mark-to-Market Loss on Interest Rate Protection Agreements	(1,604)	—
Amortization of Interest Rate Protection Agreements	628	585
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	183
Foreign Currency Translation Adjustment	(50)	2
Comprehensive Income (Loss)	4,041	(353)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(63)	186
Comprehensive Income (Loss) Attributable to First Industrial Realty Trust, Inc.	$3,978	$(167)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2013	$—	$1,143	$1,938,886	$(669,896)	$(3,265)	$(140,018)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	—	(75,049)
Stock Based Compensation Activity	—	1	478	(349)	—	—	—	130
Conversion of Units to Common Stock	—	1	1,278	—	—	—	(1,279)	—
Reallocation—Additional Paid in Capital	—	—	(48)	—	—	—	48	—
Common Stock and Unit Distributions	—	—	—	(11,366)	—	—	(458)	(11,824)
Preferred Dividends	—	—	—	(1,019)	—	—	—	(1,019)
Net Income	—	—	—	4,963	—	—	104	5,067
Reallocation—Other Comprehensive Income	—	—	—	—	(5)	—	5	—
Other Comprehensive Loss	—	—	—	—	(985)	—	(41)	(1,026)
Balance as of March 31, 2014	$—	$1,145	$1,867,007	$(679,129)	$(4,255)	$(140,018)	$42,748	$1,087,498
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$5,067	$(1,123)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	23,059	22,548
Amortization of Deferred Financing Costs	804	854
Other Amortization	7,997	8,001
Provision for Bad Debt	663	164
Equity in Income of Joint Ventures	(2,966)	(20)
Distributions from Joint Ventures	962	—
(Gain) Loss on Sale of Real Estate	(735)	2,812
Loss from Retirement of Debt	—	1,150
Mark-to-Market Loss on Interest Rate Protection Agreements	—	4
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,878)	(1,675)
Decrease (Increase) in Deferred Rent Receivable	404	(1,351)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(8,324)	(10,107)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(856)
Cash Book Overdraft	1,082	—
Net Cash Provided by Operating Activities	24,135	20,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(13,262)	(9,745)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(22,869)	(27,060)
Net Proceeds from Sales of Investments in Real Estate	3,244	10,670
Contributions to and Investments in Joint Ventures	—	(18)
Distributions from Joint Ventures	2,074	—
Repayments of Notes Receivable	17,080	152
(Increase) Decrease in Escrows	(123)	599
Net Cash Used in Investing Activities	(13,856)	(25,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,035)	(98)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	—	132,258
Repurchase and Retirement of Restricted Stock	(1,475)	(2,401)
Common Stock and Unit Distributions Paid	(9,740)	—
Preferred Dividends Paid	(1,471)	(4,289)
Redemption of Preferred Stock	(75,000)	—
Payments on Interest Rate Swap Agreement	—	(305)
Repayments on Mortgage Loans Payable	(3,197)	(17,774)
Repayments of Senior Unsecured Notes	—	(3,995)
Proceeds from Unsecured Term Loan	200,000	—
Proceeds from Unsecured Credit Facility	105,000	52,000
Repayments on Unsecured Credit Facility	(226,000)	(132,000)
Net Cash (Used in) Provided by Financing Activities	(13,918)	23,396
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30)	(14)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,639)	18,395
Cash and Cash Equivalents, Beginning of Year	7,577	4,938
Cash and Cash Equivalents, End of Year	$3,908	$23,319
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share data)
1. Organization and Formation of Company
First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986. Unless the context otherwise requires, the terms "Company," "we," "us" and "our" refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their respective controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the "Operating Partnership."
We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.1% ownership interest at March 31, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.9% at March 31, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At March 31, 2014, the 2003 Net Lease Joint Venture owned two industrial properties comprising approximately 0.9 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of March 31, 2014, we owned 651 industrial properties located in 25 states, containing an aggregate of approximately 63.2 million square feet of GLA. Of the 651 properties owned by the Company on a consolidated basis, none of them are directly owned by First Industrial Realty Trust, Inc.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2013 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2014 and December 31, 2013, and the reported amounts of revenues and expenses for the three months ended March 31, 2014 and 2013. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2014 and December 31, 2013, and the results of our operations and comprehensive income for each of the three months ended March 31, 2014 and 2013, and our cash flows for each of the three months ended March 31, 2014 and 2013, and all adjustments are of a normal recurring nature.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Upon adoption, we anticipate the disposition of properties, as well as the classification of properties held for sale, will generally no longer meet the guidance to be classified as discontinued operations.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2014, we acquired one industrial property comprising approximately 0.3 million square feet of GLA. The purchase price of this acquisition totaled approximately $13,400, excluding costs incurred in conjunction with the acquisition of the industrial property. The purchase price was allocated as follows:

Three Months Ended March 31, 2014
Land	$2,635
Building and Improvements	8,157
Other Assets	551
Deferred Leasing Intangibles, Net	2,057
Total Purchase Price	$13,400
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships and above and below market leases recorded due to the real estate property acquired for the three months ended March 31, 2014, which are recorded as deferred leasing intangibles, are as follows:

Three Months Ended March 31, 2014
In-Place Leases	$1,562
Tenant Relationships	$899
Above Market Leases	$219
Below Market Leases	$(623)
The weighted average life recorded at the time of acquisition as a result of the real estate property acquired for the three months ended March 31, 2014 in months of in-place leases and tenant relationships and above and below market leases is as follows:

Three Months Ended March 31, 2014
In-Place Leases	77
Tenant Relationships	137
Above Market Leases	83
Below Market Leases	75

Sales and Discontinued Operations
During the three months ended March 31, 2014, we sold three industrial properties comprising approximately 0.1 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $3,546. The gain on sale of real estate was approximately $735. The three sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the three industrial properties sold are included in discontinued operations.
Loss from discontinued operations for the three months ended March 31, 2013 reflects the results of operations of the three industrial properties that were sold during the three months ended March 31, 2014, the results of operations of the 67 industrial properties that were sold during the year ended December 31, 2013 and the net loss on sale of real estate relating to four industrial properties that were sold during the three months ended March 31, 2013.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Total Revenues	$53	$3,653
Property Expenses	(40)	(1,516)
Depreciation and Amortization	(15)	(1,321)
Gain (Loss) on Sale of Real Estate	735	(3,074)
Income (Loss) from Discontinued Operations	$733	$(2,258)
At March 31, 2014 and December 31, 2013, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $35,516 and $52,605, net of a discount of $0 and $191, respectively, which are included as a component of prepaid expenses and other assets. At March 31, 2014 and December 31, 2013, the fair value of the notes receivable, including accrued interest, was $37,482 and $53,482, respectively. The fair values of our notes receivable were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers based on similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair values of our notes receivable was primarily based upon Level 3 inputs, as discussed hereafter.
4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2014	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2014	December 31, 2013
Mortgage Loans Payable, Net	$674,686	$677,890	4.03% – 8.26%	4.03% – 8.26%	October 2014 – September 2022
Unamortized Premiums	(109)	(115)
Mortgage Loans Payable, Gross	$674,577	$677,775
Senior Unsecured Notes, Net
2016 Notes	$159,580	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,962	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,883	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,514	10,514	7.750%	7.87%	4/15/2032
2014 Notes	81,536	81,149	6.420%	6.54%	6/1/2014
2017 II Notes	101,785	101,778	5.950%	6.37%	5/15/2017
Subtotal	$446,326	$445,916
Unamortized Discounts	570	980
Senior Unsecured Notes, Gross	$446,896	$446,896
Unsecured Term Loan	$200,000	N/A	1.905%	1.905%	1/29/2021
Unsecured Credit Facility*	$52,000	$173,000	1.654%	1.654%	9/29/2017
* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
As of March 31, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $818,391. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of March 31, 2014.

Unsecured Term Loan
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "Unsecured Term Loan") with a syndicate of financial institutions. The Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into interest rate swap agreements, with an aggregate notional value of $200,000, to effectively convert the Unsecured Term Loan's LIBOR rate to a fixed rate. See Note 10 for more information on the interest rate swap agreements.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending March 31, and thereafter:

Amount
Remainder of 2014	$110,123
2015	37,762
2016	272,618
2017	220,723
2018	168,341
Thereafter	563,906
Total	$1,373,473
Our unsecured revolving credit facility (the "Unsecured Credit Facility"), Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of March 31, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2014 and December 31, 2013, the fair value of our indebtedness was as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$674,686	$709,495	$677,890	$684,914
Senior Unsecured Debt, Net	446,326	485,040	445,916	482,781
Unsecured Term Loan	200,000	200,000	N/A	N/A
Unsecured Credit Facility	52,000	52,088	173,000	173,000
Total	$1,373,012	$1,446,623	$1,296,806	$1,340,695
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured debt was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured debt, recent trades for senior unsecured debt with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured debt, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs, as discussed hereafter.

5. Stockholders’ Equity
Preferred Stock
On March 6, 2014, we redeemed all 50,000 depositary shares, each representing 1/100th of a share, of our 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at a redemption price of $1,000.00 per depositary share, and paid a quarterly dividend of $11.3299 per depositary share, totaling $566.
On March 31, 2014, we redeemed all 25,000 depositary shares, each representing 1/100th of a share, of our 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at a redemption price of $1,000.00 per depositary share, and paid a semi-annual dividend of $36.18 per depositary share, totaling $905.
The initial offering costs associated with the issuance of the Series F and Series G Preferred Stock, as well as costs associated with the redemptions, totaled $1,462 and are reflected as a deduction from net income in determining earnings per share for the three months ended March 31, 2014.
The Company has 10,000,000 shares of preferred stock authorized. At March 31, 2014 and December 31, 2013, the Company has 0 and 750 shares of preferred stock outstanding, respectively.
Dividends/Distributions
The coupon rate of our Series F Preferred Stock reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes dividends/distributions accrued during the three months ended March 31, 2014:

Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$11,824
Series F Preferred Stock	$566
Series G Preferred Stock	$453
Shares of Common Stock and Noncontrolling Interest
During the three months ended March 31, 2014, 131,844 limited partnership interests in the Operating Partnership ("Units") were converted into an equivalent number of shares of common stock, resulting in a reclassification of $1,279 of noncontrolling interest to First Industrial Realty Trust Inc.’s stockholders’ equity.
The following table summarizes the changes in noncontrolling interest for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Noncontrolling Interest, Beginning of Period	$44,369	$42,274
Net Income (Loss)	104	(220)
Unit Distributions	(458)	(400)
Other Comprehensive (Loss) Income	(41)	34
Conversion of Units to Common Stock	(1,279)	—
Reallocation—Additional Paid In Capital	48	2,268
Reallocation—Other Comprehensive Income	5	22
Noncontrolling Interest, End of Period	$42,748	$43,978

6. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 and the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2013	$(3,481)	$78	$138	$(3,265)
Other Comprehensive (Loss) Income Before Reclassifications	(2,337)	(50)	36	(2,351)
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,361	—	—	1,361
Net Current Period Other Comprehensive (Loss) Income	(976)	(50)	36	(990)
Balance as of March 31, 2014	$(4,457)	$28	$174	$(4,255)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$628	$585	Interest Expense
Settlement Payments to our Counterparties (see Note 10)	733	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	183	Loss from Retirement of Debt
	$1,361	$768	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $860 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, amounts relating to settlement amounts on the Swaps, as defined in Note 10, will also be reclassified to net income.

7. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest Expense Capitalized in Connection with Development Activity	$380	$930
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$11,921	$9,536
Distribution Payable on Preferred Stock	$—	$4,289
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(1,279)	$—
Common Stock	1	—
Additional Paid-in-Capital	1,278	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$138	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$12,650	$13,444
Write-off of Fully Depreciated Assets	$(9,863)	$(13,890)

8. Earnings Per Share ("EPS")
The computation of basic and diluted EPS is presented below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator:
Income from Continuing Operations	$4,334	$873
Gain on Sale of Real Estate	—	262
Noncontrolling Interest Allocable to Continuing Operations	(75)	120
Income from Continuing Operations Allocable to Participating Securities	(23)	(36)
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	4,236	1,219
Preferred Dividends	(1,019)	(3,837)
Redemption of Preferred Stock	(1,462)	—
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1,755	$(2,618)
Income (Loss) from Discontinued Operations	$733	$(2,258)
Noncontrolling Interest Allocable to Discontinued Operations	(29)	100
Income from Discontinued Operations Allocable to Participating Securities	(9)	—
Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$695	$(2,158)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,482	$(4,740)
Net Income Allocable to Participating Securities	(32)	(36)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,450	$(4,776)
Denominator:
Weighted Average Shares—Basic	109,676	100,774
Effect of Dilutive Securities:
LTIP Unit Awards	539	—
Weighted Average Shares—Diluted	110,215	100,774
Basic and Diluted EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.00	$(0.02)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$(0.05)
Participating securities include 349,331 and 490,591 of unvested restricted stock awards outstanding at March 31, 2014 and 2013, respectively, which participate in non-forfeitable dividends of the Company. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income (after reduction for preferred dividends and redemption of preferred stock) or common dividends declared.
The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the three months ended March 31, 2013, as the effect of the 383,500 restricted stock unit awards outstanding at March 31, 2013 which do not participate in non-forfeitable dividends of the Company was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders.
Effective July 1, 2013, the Board of Directors granted performance awards ("LTIP Unit Awards") to certain officers and employees. At March 31, 2014, 712,424 LTIP Unit Awards were outstanding and are included in the calculation of diluted EPS. There were 73,400 other outstanding restricted unit awards outstanding at March 31, 2014 that are not included in the calculation of diluted EPS for the three months ended March 31, 2014, as the market condition contained within the restricted unit awards had not been achieved as of March 31, 2014. These restricted unit awards could be dilutive in future periods.
9. Stock Based Compensation
During the three months ended March 31, 2014, we awarded 115,587 shares of restricted stock awards to certain employees, which had a fair value of $2,064 on the date of approval by the Compensation Committee of the Board of Directors and/or the Board of Directors. These restricted stock awards vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.
During the three months ended March 31, 2014, we also awarded 184,218 shares of restricted stock awards to certain members of management, however, these shares are contingent upon obtaining shareholder approval on May 7, 2014. No expense associated with the contingent shares has been recognized for the three months ended March 31, 2014. Once issued, one-third of the contingent shares will vest each year with the last tranche to vest on January 1, 2017 and compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the share.
If vesting of a recipient's restricted stock awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2014 and 2013, we recognized $0 and $1,008 of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
During the three months ended March 31, 2014 and 2013, we recognized $1,575 and $1,826 in amortization related to restricted stock and unit awards, of which $19 and $11, respectively, was capitalized in connection with development activities. At March 31, 2014, we had $7,614 in unrecognized compensation related to unvested restricted stock and unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.93 years.
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
In connection with origination of the Unsecured Term Loan (see Note 4), during January 2014, we entered into four interest rate swaps, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Swaps”). The Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Swaps as cash flow hedges.
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
The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Swaps	$(1,604)	—	(1,604)	$—
There was no ineffectiveness recorded on the Swaps during the three months ended March 31, 2013. See Note 6 for more information.

The estimated fair value of the Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Swaps fell within Level 2 of the fair value hierarchy.
11. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At March 31, 2014, we have six industrial buildings totaling approximately 1.8 million square feet of GLA that are under construction. The estimated total construction costs as of March 31, 2014 are approximately $94,600. Of this amount, approximately $52,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
12. Subsequent Events
Subsequent events were evaluated and it was determined that there were no events that required disclosure within these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading "Risk Factors" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2013, and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "Company," "we," "us" and "our" refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their respective controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the "Operating Partnership."
GENERAL
The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.1% ownership interest at March 31, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.9% at March 31, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At March 31, 2014, the 2003 Net Lease Joint Venture owned two industrial properties comprising approximately 0.9 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of March 31, 2014, we owned 651 industrial properties located in 25 states, containing an aggregate of approximately 63.2 million square feet of GLA.
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
MANAGEMENT'S OVERVIEW
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
RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Our net income (loss) available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $2.5 million and $(4.7) million for the three months ended March 31, 2014 and 2013, respectively. Basic and diluted net income (loss) available to First Industrial Realty Trust, Inc.’s common stockholders was $0.02 per share and $(0.05) per share for the three months ended March 31, 2014 and 2013, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an operating property through March 31, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through March 31, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the three months ended March 31, 2014 and 2013, the average occupancy rates of our same store properties were 91.9% and 89.6%, respectively.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,065	$80,237	$3,828	4.8%
Acquired Properties	1,080	—	1,080	—
Sold Properties	53	3,653	(3,600)	(98.5)%
(Re) Developments and Land, Not Included Above	552	54	498	922.2%
Other	471	333	138	41.4%
	$86,221	$84,277	$1,944	2.3%
Discontinued Operations	(53)	(3,653)	3,600	(98.5)%
Total Revenues	$86,168	$80,624	$5,544	6.9%
Revenues from same store properties increased $3.8 million primarily due to increases in occupancy and tenant recoveries, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $1.1 million due to the two leased industrial properties acquired subsequent to December 31, 2012 totaling approximately 0.9 million square feet of GLA. Revenues from sold properties decreased $3.6 million due to the 70 industrial properties sold subsequent to December 31, 2012 totaling approximately 3.1 million square feet of GLA. Revenues from (re)developments and land increased $0.5 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$28,257	$24,666	$3,591	14.6%
Acquired Properties	582	—	582	—
Sold Properties	40	1,516	(1,476)	(97.4)%
(Re) Developments and Land, Not Included Above	586	98	488	498.0%
Other	1,889	1,894	(5)	(0.3)%
	$31,354	$28,174	$3,180	11.3%
Discontinued Operations	(40)	(1,516)	1,476	(97.4)%
Total Property Expenses	$31,314	$26,658	$4,656	17.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.6 million primarily due to higher snow removal costs incurred during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the mild 2013 winter as well an increase in bad debt expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.5 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense decreased $0.9 million, or 14.0%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the acceleration of expense recorded during 2013 related to restricted stock held by the Company’s CEO in connection with the terms of his employment agreement that was entered into in December 2012 as well as a decrease in legal expense.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$27,279	$26,042	$1,237	4.8%
Acquired Properties	900	—	900	—
Sold Properties	15	1,321	(1,306)	(98.9)%
(Re) Developments and Land, Not Included Above	471	54	417	772.2%
Corporate Furniture, Fixtures and Equipment	122	208	(86)	(41.3)%
	$28,787	$27,625	$1,162	4.2%
Discontinued Operations	(15)	(1,321)	1,306	(98.9)%
Total Depreciation and Other Amortization	$28,772	$26,304	$2,468	9.4%
Depreciation and other amortization for same store properties increased $1.2 million due to accelerated depreciation and amortization taken during the three months ended March 31, 2014, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.4 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income increased $0.1 million, or 24.7%, primarily due to an increase in the weighted average note receivable balance outstanding for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Interest expense increased $0.1 million, or 0.4%, primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2014 ($1,351.8 million) as compared to the three months ended March 31, 2013 ($1,324.0 million) and a decrease in capitalized interest of $0.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the three months ended March 31, 2014 (5.83%) as compared to the three months ended March 31, 2013 (6.09%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Flexible Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"). The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.004 million in mark-to-market net loss, inclusive of $0.3 million in swap payments, for the three months ended March 31, 2013. The Series F Agreement matured on October 1, 2013.
For the three months ended March 31, 2013, we recognized a net loss from retirement of debt of $1.2 million due to the partial repurchase of a certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of joint ventures increased $2.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in our pro rata share of gain on sale of real estate on property sales from the 2003 Net Lease Joint Venture.
The income tax provision remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	($ in 000’s)
Total Revenues	$53	$3,653
Property Expenses	(40)	(1,516)
Depreciation and Amortization	(15)	(1,321)
Gain (Loss) on Sale of Real Estate	735	(3,074)
Income (Loss) from Discontinued Operations	$733	$(2,258)
Income from discontinued operations for the three months ended March 31, 2014 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2014.
Loss from discontinued operations for the three months ended March 31, 2013 reflects the net loss on sale of real estate relating to four industrial properties that were sold during the three months ended March 31, 2013, the results of operations of 67 industrial properties that were sold during the year ended December 31, 2013 and the results of operations of three industrial properties that were sold during the three months ended March 31, 2014.
The $0.3 million gain on sale of real estate for the three months ended March 31, 2013 resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.
LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three months ended March 31, 2014. The table does not include month to month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases	50	824	$4.11	(0.7)%	5.3	$4.17	N/A
Renewal Leases	101	2,471	$5.06	10.7%	3.9	$1.30	65.8%
Development	3	31	$6.63	N/A	7.5	N/A	N/A
Total / Weighted Average	154	3,326	$4.84	8.2%	4.3	$1.97	65.8%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

(2)
GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases are excluded.

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
During the three months ended March 31, 2014, we signed 41 new leases with free rent periods during the lease term on 0.8 million square feet of GLA. Total free rent concessions of $0.8 million are associated with these new leases. Additionally, during the three months ended March 31, 2014, we signed 7 renewal leases with free rent periods during the lease term on 0.3 million square feet of GLA. Total concessions of $0.3 million are associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2014, our cash and cash equivalents were approximately $3.9 million. We also had $573.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through March 31, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2014 Notes, in the aggregate principal amount of $81.8 million, are due June 2, 2014. Also, we have $66.0 million in mortgage loans payable outstanding at March 31, 2014 that mature or we anticipate prepaying prior to March 31, 2015. We expect to satisfy these payment obligations prior to March 31, 2015 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain our REIT qualification under the Code and distributions approved by our Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.654%. As of May 5, 2014, we had approximately $543.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Ba1/BB+, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2014
Net cash provided by operating activities of approximately $24.1 million for the three months ended March 31, 2014, was comprised primarily of the non-cash adjustments of approximately $32.1 million, a book overdraft of approximately $1.1 million and net income of approximately $5.1 million, offset by the net change in operating assets and liabilities of approximately $12.2 million and equity in income of Joint Ventures in excess of distributions of approximately $2.0 million. The adjustments for the non-cash items of approximately $32.1 million are primarily comprised of depreciation and amortization of approximately $31.7 million, the provision for bad debt of approximately $0.7 million and the effect of the straight-lining of rental income of approximately $0.4 million, offset by the gain on sale of real estate of approximately $0.7 million.
Net cash used in investing activities of approximately $13.9 million for the three months ended March 31, 2014, was comprised primarily of the acquisition of one industrial property comprising approximately 0.3 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows offset by the net proceeds from the sale of real estate, repayments on our notes receivable and distributions from our Joint Ventures.
During the three months ended March 31, 2014, we sold three industrial properties comprising approximately 0.1 million square feet of GLA. Proceeds from the sales of the three industrial properties, net of closing costs, were approximately $3.2 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2014.
Net cash used in financing activities of approximately $13.9 million for the three months ended March 31, 2014, was comprised primarily of the redemption of our Series F Preferred Stock and Series G Flexible Cumulative Redeemable Preferred Stock (the "Series G Preferred Stock"), repayments on our mortgage loans payable, common stock/unit and preferred stock dividends, payments of debt issuance costs, the repurchase and retirement of restricted stock and net repayments on our Unsecured Credit Facility, offset by proceeds from the unsecured term loan.

During the three months ended March 31, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the three months ended March 31, 2014, we redeemed all 50,000 depositary shares of the Series F Preferred Stock for $50.0 million and paid a quarterly dividend of $11.3299 per depositary share, totaling approximately $0.6 million. Additionally, during the three months ended March 31, 2014, we redeemed all 25,000 depositary shares of the Series G Preferred Stock for $25.0 million and paid a semi-annual dividend of $36.18 per depositary share, totaling approximately $0.9 million.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2014, $1,321.0 million (96.2% of total debt at March 31, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $52.0 million (3.8% of total debt at March 31, 2014) of our debt was variable rate debt. At March 31, 2013, $1,216.4 million (98.5% of total debt at March 31, 2013) of our debt was fixed rate debt and $18.0 million (1.5% of total debt at March 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2014, we had approximately $52.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts). If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2014 would increase by approximately $0.01 million based on our average outstanding floating-rate debt during the three months ended March 31, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.9 million during the three months ended March 31, 2014.
As of March 31, 2014, the estimated fair value of our debt was approximately $1,446.6 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2014, we had outstanding interest rate cash flow hedges with a notional amount of $200.0 million which mitigate our exposure to our Unsecured Term Loan's variable interest rate which is based upon LIBOR, as defined in the debt agreement. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2014, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2014 incentive compensation plan.
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

The following table shows a reconciliation of net income (loss) available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,482	$(4,740)
Adjustments:
Depreciation and Other Amortization of Real Estate	28,650	26,096
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	15	1,321
Equity in Depreciation and Other Amortization of Joint Ventures	37	55
Non-NAREIT Compliant (Gain) Loss	(735)	3,074
Non-NAREIT Compliant Gain from Joint Ventures	(2,979)	—
Noncontrolling Interest Share of Adjustments	(996)	(1,356)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$26,474	$24,450

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, interest income, equity in income from joint ventures, income tax expense, gains and losses on retirement of debt, sale of real estate and mark-to-market of interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. A one-time restoration fee recognized during the three months ended March 31, 2014 is also excluded. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Same Store Properties - Revenues	$84,065	$80,237
Same Store Properties - Property Expenses	28,257	24,666
Same Store Net Operating Income Before Adjustments	$55,808	$55,571
Adjustments:
Lease Inducement Amortization	316	281
Straight-line Rent	510	(1,307)
Above / Below Market Rent Amortization	(566)	(127)
Lease Termination Fees	(101)	(80)
One-Time Restoration Fee	(389)	—
Same Store Net Operating Income	$55,578	$54,338
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
Subsequent events were evaluated and it was determined that there were no events that required disclosure within these financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits	Description
10.1
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.2
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

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

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: May 5, 2014

EXHIBIT INDEX

Exhibits	Description

10.1
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.2
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

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

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.