Form 10-Q
period 2014-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2014-07-30
CIK 921825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of July 29, 2014: 110,515,653.

FIRST INDUSTRIAL REALTY TRUST, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$709,953	$703,478
Buildings and Improvements	2,436,439	2,390,566
Construction in Progress	20,560	25,503
Less: Accumulated Depreciation	(778,882)	(748,044)
Net Investment in Real Estate	2,388,070	2,371,503
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Other Amortization of $1,565 and $0	4,058	—
Cash and Cash Equivalents	4,825	7,577
Tenant Accounts Receivable, Net	6,522	5,705
Investments in Joint Venture	91	907
Deferred Rent Receivable, Net	56,824	56,417
Deferred Financing Costs, Net	11,610	11,406
Deferred Leasing Intangibles, Net	32,325	29,790
Prepaid Expenses and Other Assets, Net	86,565	114,205
Total Assets	$2,590,890	$2,597,510
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$631,137	$677,890
Senior Unsecured Notes, Net	364,814	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	187,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	73,799	75,305
Deferred Leasing Intangibles, Net	13,263	13,626
Rents Received in Advance and Security Deposits	31,369	30,265
Dividend Payable	11,891	10,289
Total Liabilities	1,513,273	1,426,291
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized, 114,841,730 and 114,304,964 shares issued and 110,517,616 and 109,980,850 shares outstanding)	1,148	1,143
Additional Paid-in-Capital	1,868,891	1,938,886
Distributions in Excess of Accumulated Earnings	(688,032)	(669,896)
Accumulated Other Comprehensive Loss	(6,544)	(3,265)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,035,445	1,126,850
Noncontrolling Interest	42,172	44,369
Total Equity	1,077,617	1,171,219
Total Liabilities and Equity	$2,590,890	$2,597,510
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$65,322	$62,674	$129,125	$124,259
Tenant Recoveries and Other Income	20,938	19,152	43,180	37,998
Total Revenues	86,260	81,826	172,305	162,257
Expenses:
Property Expenses	27,836	26,609	59,143	53,199
General and Administrative	7,108	5,401	12,664	11,864
Depreciation and Other Amortization	28,508	28,151	57,212	54,375
Total Expenses	63,452	60,161	129,019	119,438
Other Income (Expense):
Interest Income	671	600	1,373	1,163
Interest Expense	(18,924)	(18,431)	(37,970)	(37,394)
Amortization of Deferred Financing Costs	(803)	(833)	(1,607)	(1,687)
Mark-to-Market Gain on Interest Rate Protection Agreements	—	56	—	52
Loss from Retirement of Debt	(623)	(4,436)	(623)	(5,586)
Total Other Income (Expense)	(19,679)	(23,044)	(38,827)	(43,452)
Income (Loss) from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	3,129	(1,379)	4,459	(633)
Equity in Income of Joint Ventures	556	27	3,522	47
Income Tax (Provision) Benefit	(79)	(3)	(89)	59
Income (Loss) from Continuing Operations	3,606	(1,355)	7,892	(527)
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	278	(764)	324	97
Gain on Sale of Real Estate	320	13,481	1,055	10,407
Income from Discontinued Operations	598	12,717	1,379	10,504
Income Before Gain on Sale of Real Estate	4,204	11,362	9,271	9,977
Gain on Sale of Real Estate	—	—	—	262
Net Income	4,204	11,362	9,271	10,239
Less: Net Income Attributable to the Noncontrolling Interest	(165)	(245)	(269)	(25)
Net Income Attributable to First Industrial Realty Trust, Inc.	4,039	11,117	9,002	10,214
Less: Preferred Dividends	—	(2,277)	(1,019)	(6,114)
Less: Redemption of Preferred Stock	—	(3,546)	(1,462)	(3,546)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$4,039	$5,294	$6,521	$554
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.03	$(0.06)	$0.05	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.11	$0.01	$0.10
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.04	$0.05	$0.06	$0.01
Distributions Per Share	$0.1025	$0.0850	$0.2050	$0.1700
Weighted Average Shares Outstanding - Basic	109,815	108,117	109,746	104,466
Weighted Average Shares Outstanding - Diluted	110,404	108,117	110,310	104,466
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands)
Net Income	$4,204	$11,362	$9,271	$10,239
Mark-to-Market Loss on Interest Rate Protection Agreements	(2,893)	—	(4,497)	—
Amortization of Interest Rate Protection Agreements	468	598	1,096	1,183
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	916	—	1,099
Foreign Currency Translation Adjustment	45	(46)	(5)	(44)
Comprehensive Income	1,824	12,830	5,865	12,477
Comprehensive Income Attributable to Noncontrolling Interest	(72)	(307)	(135)	(121)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$1,752	$12,523	$5,730	$12,356
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2013	$—	$1,143	$1,938,886	$(669,896)	$(3,265)	$(140,018)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	—	(75,049)
Stock Based Compensation Activity	—	4	2,169	(1,936)	—	—	—	237
Conversion of Units to Common Stock	—	1	1,332	—	—	—	(1,333)	—
Reallocation—Additional Paid in Capital	—	—	91	—	—	—	(91)	—
Common Stock and Unit Distributions	—	—	—	(22,721)	—	—	(915)	(23,636)
Preferred Dividends	—	—	—	(1,019)	—	—	—	(1,019)
Net Income	—	—	—	9,002	—	—	269	9,271
Reallocation—Other Comprehensive Income	—	—	—	—	(7)	—	7	—
Other Comprehensive Loss	—	—	—	—	(3,272)	—	(134)	(3,406)
Balance as of June 30, 2014	$—	$1,148	$1,868,891	$(688,032)	$(6,544)	$(140,018)	$42,172	$1,077,617
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,271	$10,239
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,710	46,479
Amortization of Deferred Financing Costs	1,607	1,687
Other Amortization	17,031	15,076
Impairment of Real Estate	—	1,605
Provision for Bad Debt	672	476
Equity in Income of Joint Ventures	(3,522)	(47)
Distributions from Joint Ventures	1,881	—
Gain on Sale of Real Estate	(1,055)	(10,669)
Loss from Retirement of Debt	623	5,586
Mark-to-Market Gain on Interest Rate Protection Agreements	—	(52)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(977)	211
Increase in Deferred Rent Receivable	(508)	(2,416)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,462)	(18,374)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(10,648)	(4,147)
Net Cash Provided by Operating Activities	51,623	45,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(31,125)	(47,293)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(50,042)	(52,679)
Net Proceeds from Sales of Investments in Real Estate	4,417	50,375
Contributions to and Investments in Joint Ventures	(13)	(18)
Distributions from Joint Ventures	2,469	—
Repayments of Notes Receivable	26,946	295
(Increase) Decrease in Escrows	(509)	859
Net Cash Used in Investing Activities	(47,857)	(48,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,060)	(311)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	—	174,081
Repurchase and Retirement of Restricted Stock	(2,060)	(2,732)
Common Stock and Unit Distributions Paid	(21,582)	(9,540)
Preferred Dividends Paid	(1,471)	(6,114)
Redemption of Preferred Stock	(75,000)	(100,000)
Payments on Interest Rate Swap Agreement	—	(598)
Repayments on Mortgage Loans Payable	(46,740)	(33,175)
Repayments of Senior Unsecured Notes	(71,578)	(28,965)
Proceeds from Unsecured Term Loan	200,000	—
Proceeds from Unsecured Credit Facility	262,000	194,000
Repayments on Unsecured Credit Facility	(248,000)	(184,000)
Net Cash (Used in) Provided by Financing Activities	(6,491)	2,646
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27)	(43)
Net Decrease in Cash and Cash Equivalents	(2,725)	(161)
Cash and Cash Equivalents, Beginning of Year	7,577	4,938
Cash and Cash Equivalents, End of Year	$4,825	$4,734
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
We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.1% ownership interest at June 30, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.9% at June 30, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At June 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of June 30, 2014, we owned 653 industrial properties located in 25 states, containing an aggregate of approximately 64.3 million square feet of GLA. Of the 653 properties owned by the Company on a consolidated basis, none of them are directly owned by First Industrial Realty Trust, Inc.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2013 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2014 and December 31, 2013, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2014 and 2013. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2014 and 2013, and our cash flows for each of the six months ended June 30, 2014 and 2013; all adjustments are of a normal recurring nature.
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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the potential effects on the consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2014, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $31,101, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The purchase price of the industrial properties and land parcels acquired was allocated as follows:

Six Months Ended June 30, 2014
Land	$7,695
Building and Improvements	16,946
Other Assets	897
Deferred Leasing Intangibles, Net	5,563
Total Purchase Price	$31,101
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded due to the real estate properties acquired for the six months ended June 30, 2014, which are recorded as deferred leasing intangibles, are as follows:

Six Months Ended June 30, 2014
In-Place Leases	$2,660
Tenant Relationships	$1,620
Above Market Leases	$219
Below Market Ground Lease Obligation	$1,854
Below Market Leases	$(790)
The weighted average life, in months, of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the six months ended June 30, 2014 is as follows:

Six Months Ended June 30, 2014
In-Place Leases	71
Tenant Relationships	130
Above Market Leases	83
Below Market Ground Lease Obligation	480
Below Market Leases	71

Sales and Discontinued Operations
During the six months ended June 30, 2014, we sold five industrial properties comprising approximately 0.1 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $4,806. The gain on sale of real estate was approximately $1,055. The five sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the five industrial properties sold are included in discontinued operations.

At June 30, 2014, we had two industrial properties comprising approximately 0.1 million square feet of GLA held for sale. The results of operations of these industrial properties held for sale at June 30, 2014 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
Income from discontinued operations for the six months ended June 30, 2013 reflects the results of operations of the five industrial properties that were sold during the six months ended June 30, 2014, the results of operations of the 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of the two industrial properties identified as held for sale at June 30, 2014 and the net gain on sale of real estate relating to 12 industrial properties that were sold during the six months ended June 30, 2013.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Total Revenues	$180	$3,456	$356	$7,302
Property Expenses	161	(1,447)	114	(3,031)
Impairment of Real Estate	—	(1,605)	—	(1,605)
Depreciation and Other Amortization	(63)	(1,168)	(146)	(2,569)
Gain on Sale of Real Estate	320	13,481	1,055	10,407
Income from Discontinued Operations	$598	$12,717	$1,379	$10,504
At June 30, 2014 and December 31, 2013, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $25,656 and $52,605, net of a discount of $0 and $191, respectively, which are included as a component of prepaid expenses and other assets. At June 30, 2014 and December 31, 2013, the fair value of the notes receivable, including accrued interest, was $26,190 and $53,482, respectively. The fair values of our notes receivable were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers based on similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair values of our notes receivable was primarily based upon Level 3 inputs.
Impairment Charges
The impairment charges of $1,605 recorded during the three and six months ended June 30, 2013, which are included in discontinued operations, were due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis and for which impairment charges were recorded during the six months ended June 30, 2013. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Six Months Ended
Sold Operating Properties	$6,993	—	—	$6,993	$(1,605)

The following table presents quantitative information about the Level 3 fair value measurements at June 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Four industrial properties comprising approximately 0.3 million square feet of GLA	$6,993	Contracted Price	(A)	N/A

(A)	The fair value for the properties was based upon the value of a third party purchase contract or letter of intent, which was subject to our corroboration for reasonableness.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2014	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2014	December 31, 2013
Mortgage Loans Payable, Net	$631,137	$677,890	4.03% – 8.26%	4.03% – 8.26%	January 2015 – September 2022
Unamortized Premiums	(102)	(115)
Mortgage Loans Payable, Gross	$631,035	$677,775
Senior Unsecured Notes, Net
2016 Notes	$159,594	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,963	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,883	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,516	10,514	7.750%	7.87%	4/15/2032
2014 Notes	—	81,149	N/A	N/A	6/1/2014
2017 II Notes	101,792	101,778	5.950%	6.37%	5/15/2017
Subtotal	$364,814	$445,916
Unamortized Discounts	288	980
Senior Unsecured Notes, Gross	$365,102	$446,896
Unsecured Term Loan	$200,000	N/A	1.901%	1.901%	1/29/2021
Unsecured Credit Facility*	$187,000	$173,000	1.652%	1.652%	9/29/2017
* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the three months ended June 30, 2014, we paid off and retired prior to maturity mortgage loans payable in the amount of $40,342. In connection with these prepayments, we recognized $623 as loss from retirement of debt for the three and six months ended June 30, 2014.
As of June 30, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $768,018. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of June 30, 2014.
Senior Unsecured Notes, Net
During the three months ended June 30, 2014, we paid off and retired our 2014 Notes, at maturity, in the amount of $81,794.
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

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of June 30, 2014 and thereafter:

Amount
Remainder of 2014	$6,118
2015	37,179
2016	251,870
2017	355,723
2018	168,341
Thereafter	563,906
Total	$1,383,137
Our unsecured revolving credit facility (the "Unsecured Credit Facility"), Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of June 30, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At June 30, 2014 and December 31, 2013, the fair value of our indebtedness was as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$631,137	$667,095	$677,890	$684,914
Senior Unsecured Debt, Net	364,814	403,458	445,916	482,781
Unsecured Term Loan	200,000	200,000	N/A	N/A
Unsecured Credit Facility	187,000	187,296	173,000	173,000
Total	$1,382,951	$1,457,849	$1,296,806	$1,340,695
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured debt was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured debt, recent trades for senior unsecured debt with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured debt, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs.
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

The initial offering costs associated with the issuance of the Series F and Series G Preferred Stock, as well as costs associated with the redemptions, totaled $1,462 and are reflected as a deduction from net income in determining earnings per share for the six months ended June 30, 2014.
The Company has 10,000,000 shares of preferred stock authorized. At June 30, 2014 and December 31, 2013, the Company had 0 and 750 shares of preferred stock outstanding, respectively.
Dividends/Distributions
The coupon rate of our Series F Preferred Stock reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes dividends/distributions accrued during the six months ended June 30, 2014:

Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$23,636
Series F Preferred Stock	$566
Series G Preferred Stock	$453
Shares of Common Stock and Noncontrolling Interest
During the six months ended June 30, 2014 and 2013, 137,463 and 85,028, respectively, limited partnership interests in the Operating Partnership ("Units") were converted into an equivalent number of shares of common stock, resulting in a reclassification of $1,333 and $804 of noncontrolling interest to First Industrial Realty Trust Inc.’s stockholders’ equity.
The following table summarizes the changes in noncontrolling interest for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Noncontrolling Interest, Beginning of Period	$44,369	$42,274
Net Income	269	25
Unit Distributions	(915)	(792)
Other Comprehensive (Loss) Income	(134)	96
Conversion of Units to Common Stock	(1,333)	(804)
Reallocation—Additional Paid In Capital	(91)	3,206
Reallocation—Other Comprehensive Income	7	29
Noncontrolling Interest, End of Period	$42,172	$44,034

6. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 and the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2013	$(3,481)	$78	$138	$(3,265)
Other Comprehensive (Loss) Income Before Reclassifications	(6,309)	(5)	127	(6,187)
Amounts Reclassified from Accumulated Other Comprehensive Loss	2,908	—	—	2,908
Net Current Period Other Comprehensive (Loss) Income	(3,401)	(5)	127	(3,279)
Balance as of June 30, 2014	$(6,882)	$73	$265	$(6,544)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$468	$598	$1,096	$1,183	Interest Expense
Settlement Payments to our Counterparties (see Note 10)	1,079	—	1,812	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	916	—	1,099	Loss from Retirement of Debt
	$1,547	$1,514	$2,908	$2,282	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $523 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Swaps, as defined in Note 10, will also be reclassified to net income.

7. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Interest Expense Capitalized in Connection with Development Activity	$742	$1,998
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$11,891	$9,745
Distribution Payable on Preferred Stock	$—	$2,056
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(1,333)	$(804)
Common Stock	1	1
Additional Paid-in-Capital	1,332	803
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$183	$298
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$17,829	$13,836
Write-off of Fully Depreciated Assets	$(19,462)	$(36,010)

8. Earnings Per Share ("EPS")
The computation of basic and diluted EPS is presented below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Numerator:
Income (Loss) from Continuing Operations	$3,606	$(1,355)	$7,892	$(527)
Gain on Sale of Real Estate	—	—	—	262
Noncontrolling Interest Allocable to Continuing Operations	(142)	281	(215)	425
Income from Continuing Operations Allocable to Participating Securities	(37)	—	(60)	—
Income (Loss) from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	3,427	(1,074)	7,617	160
Preferred Dividends	—	(2,277)	(1,019)	(6,114)
Redemption of Preferred Stock	—	(3,546)	(1,462)	(3,546)
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$3,427	$(6,897)	$5,136	$(9,500)
Income from Discontinued Operations	$598	$12,717	$1,379	$10,504
Noncontrolling Interest Allocable to Discontinued Operations	(23)	(526)	(54)	(450)
Income from Discontinued Operations Allocable to Participating Securities	(6)	(42)	(15)	(78)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$569	$12,149	$1,310	$9,976
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$4,039	$5,294	$6,521	$554
Net Income Allocable to Participating Securities	(43)	(42)	(75)	(78)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$3,996	$5,252	$6,446	$476
Denominator:
Weighted Average Shares—Basic	109,815	108,117	109,746	104,466
Effect of Dilutive Securities:
LTIP Unit Awards	589	—	564	—
Weighted Average Shares—Diluted	110,404	108,117	110,310	104,466
Basic and Diluted EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.03	$(0.06)	$0.05	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.11	$0.01	$0.10
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.04	$0.05	$0.06	$0.01
Participating securities include 465,737 and 489,381 of unvested restricted stock awards outstanding at June 30, 2014 and 2013, respectively, which participate in non-forfeitable dividends of the Company. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income (after reduction for preferred dividends and redemption of preferred stock) or common dividends declared.
The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the three and six months ended June 30, 2013, as the effect of restricted stock unit awards outstanding at June 30, 2013, which do not participate in non-forfeitable dividends of the Company, was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders.

Effective July 1, 2013, the Board of Directors granted performance awards ("LTIP Unit Awards") to certain officers and employees of the Company. The LTIP Unit Awards, which do not participate in non-forfeitable dividends of the Company, are dilutive and are included in the calculation of diluted EPS for the three and six months ended June 30, 2014.
9. Stock Based Compensation
During the six months ended June 30, 2014, we awarded 299,805 shares of restricted stock awards to certain employees, which had a fair value of $5,413 on the date of approval by either the Compensation Committee of the Board of Directors or the approval date of the 2014 Stock Incentive Plan. These restricted stock awards generally vest over a period of three years. Additionally, during the six months ended June 30, 2014, we awarded 19,250 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period.
Compensation expense will be charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2014 and 2013, we recognized $1,451 and $1,008, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
We recognized $3,322 and $841 for the three months ended June 30, 2014 and 2013, and $4,897 and $2,667 for the six months ended June 30, 2014 and 2013, respectively, in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $11 and $6 was capitalized for the three months ended June 30, 2014 and 2013, and $30 and $17 was capitalized for the six months ended June 30, 2014 and 2013, respectively, in connection with development activities. At June 30, 2014, we had $7,819 in unrecognized compensation related to unvested restricted stock awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.95 years.
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
The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Swaps	$(4,497)	—	$(4,497)	—
There was no ineffectiveness recorded on the Swaps during the three and six months ended June 30, 2014. See Note 6 for more information.
The estimated fair value of the Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Swaps fell within Level 2 of the fair value hierarchy.

11. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At June 30, 2014, we have five industrial buildings totaling approximately 1.2 million square feet of GLA that are under construction. The estimated total construction costs as of June 30, 2014 are approximately $64,700. Of this amount, approximately $44,200 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
12. Subsequent Events
From July 1, 2014 to July 29, 2014, we sold seven industrial properties and a certain land parcel for approximately $33,160. There were no industrial properties acquired during the period.

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
GENERAL
The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.1% ownership interest at June 30, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.9% at June 30, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At June 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of June 30, 2014, we owned 653 industrial properties located in 25 states, containing an aggregate of approximately 64.3 million square feet of GLA.
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
RESULTS OF OPERATIONS
The tables below summarize our operating results for the three and six months ended June 30, 2014 and 2013. The operating results include a break out of our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an operating property through June 30, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through June 30, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $6.5 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.06 per share and $0.01 per share for the six months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014 and 2013, the average occupancy rates of our same store properties were 91.7% and 90.0%, respectively.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$168,105	$161,469	$6,636	4.1%
Acquired Properties	2,380	—	2,380	—
Sold Properties	60	7,002	(6,942)	(99.1)%
(Re) Developments and Land, Not Included Above	1,162	392	770	196.4%
Other	954	696	258	37.1%
	$172,661	$169,559	$3,102	1.8%
Discontinued Operations	(356)	(7,302)	6,946	(95.1)%
Total Revenues	$172,305	$162,257	$10,048	6.2%
Revenues from same store properties increased $6.6 million primarily due to an increase in occupancy, an increase in tenant recoveries and an increase in restoration fees, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $2.4 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $6.9 million due to the 72 industrial properties sold subsequent to December 31, 2012 totaling approximately 3.1 million square feet of GLA. Revenues from (re)developments and land increased $0.8 million primarily due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in maintenance company revenues and other one-time revenue transactions.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$52,882	$48,897	$3,985	8.1%
Acquired Properties	1,150	8	1,142	14,275.0%
Sold Properties	141	2,921	(2,780)	(95.2)%
(Re) Developments and Land, Not Included Above	999	314	685	218.2%
Other	3,857	4,090	(233)	(5.7)%
	$59,029	$56,230	$2,799	5.0%
Discontinued Operations	114	(3,031)	3,145	(103.8)%
Total Property Expenses	$59,143	$53,199	$5,944	11.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.0 million primarily due to higher snow removal costs incurred during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the harsh 2014 winter. Property expenses from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.7 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense increased $0.8 million, or 6.7%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in incentive compensation, partially offset by a decrease in legal expense.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$54,105	$53,900	$205	0.4%
Acquired Properties	1,947	43	1,904	4,427.9%
Sold Properties	27	2,446	(2,419)	(98.9)%
(Re) Developments and Land, Not Included Above	1,028	183	845	461.7%
Corporate Furniture, Fixtures and Equipment	251	372	(121)	(32.5)%
	$57,358	$56,944	$414	0.7%
Discontinued Operations	(146)	(2,569)	2,423	(94.3)%
Total Depreciation and Other Amortization	$57,212	$54,375	$2,837	5.2%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $2.4 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.8 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income increased $0.2 million, or 18.1%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the six months ended June 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Interest expense increased $0.6 million, or 1.5%, primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2014 ($1,374.7 million) as compared to the six months ended June 30, 2013 ($1,318.7 million) and a decrease in capitalized interest of $1.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the six months ended June 30, 2014 (5.68%) as compared to the six months ended June 30, 2013 (6.02%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Flexible Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"). The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.05 million in mark-to-market net gain, inclusive of $0.6 million in swap payments, for the six months ended June 30, 2013. The Series F Agreement matured on October 1, 2013.
For the six months ended June 30, 2014, we recognized a loss from retirement of debt of $0.6 million due to the early payoff of certain mortgage loans. For the six months ended June 30, 2013, we recognized a loss from retirement of debt of $5.6 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of joint ventures increased $3.5 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	($ in 000’s)
Total Revenues	$356	$7,302
Property Expenses	114	(3,031)
Impairment of Real Estate	—	(1,605)
Depreciation and Other Amortization	(146)	(2,569)
Gain on Sale of Real Estate	1,055	10,407
Income from Discontinued Operations	$1,379	$10,504
Income from discontinued operations for the six months ended June 30, 2014 reflects the results of operations and gain on sale of real estate relating to five industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2014.
Income from discontinued operations for the six months ended June 30, 2013 reflects the net gain on sale of real estate relating to 12 industrial properties that were sold during the six months ended June 30, 2013, the results of operations of 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of five industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of the two industrial properties identified as held for sale at June 30, 2014. The impairment loss for the six months ended June 30, 2013 of $1.6 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.
The $0.3 million gain on sale of real estate for the six months ended June 30, 2013 resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $4.0 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.04 per share and $0.05 per share for the three months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014 and 2013, the average occupancy rates of our same store properties were 91.5% and 90.3%, respectively.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,049	$81,282	$2,767	3.4%
Acquired Properties	1,300	—	1,300	—
Sold Properties	6	3,299	(3,293)	(99.8)%
(Re) Developments and Land, Not Included Above	600	338	262	77.5%
Other	485	363	122	33.6%
	$86,440	$85,282	$1,158	1.4%
Discontinued Operations	(180)	(3,456)	3,276	(94.8)%
Total Revenues	$86,260	$81,826	$4,434	5.4%
Revenues from same store properties increased $2.8 million primarily due to an increase in occupancy as well as an increase in restoration fees. Revenues from acquired properties increased $1.3 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $3.3 million due to the 72 industrial properties sold subsequent to December 31, 2012 totaling approximately 3.1 million square feet of GLA. Revenues from (re)developments and land increased $0.3 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in maintenance company revenues.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,642	$24,240	$402	1.7%
Acquired Properties	567	8	559	6,987.5%
Sold Properties	59	1,368	(1,309)	(95.7)%
(Re) Developments and Land, Not Included Above	439	244	195	79.9%
Other	1,968	2,196	(228)	(10.4)%
	$27,675	$28,056	$(381)	(1.4)%
Discontinued Operations	161	(1,447)	1,608	(111.1)%
Total Property Expenses	$27,836	$26,609	$1,227	4.6%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.2 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense increased $1.7 million, or 31.6%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in incentive compensation, including the acceleration of expense recorded during the three months ended June 30, 2014 related to restricted stock issued to the Company’s CEO. The acceleration of expense is based on the terms of his employment agreement.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,835	$27,876	$(1,041)	(3.7)%
Acquired Properties	1,047	43	1,004	2,334.9%
Sold Properties	4	1,107	(1,103)	(99.6)%
(Re) Developments and Land, Not Included Above	556	129	427	331.0%
Corporate Furniture, Fixtures and Equipment	129	164	(35)	(21.3)%
	$28,571	$29,319	$(748)	(2.6)%
Discontinued Operations	(63)	(1,168)	1,105	(94.6)%
Total Depreciation and Other Amortization	$28,508	$28,151	$357	1.3%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.4 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense remained relatively unchanged.
Interest income increased $0.1 million, or 11.8%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the three months ended June 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Interest expense increased $0.5 million, or 2.7%, primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2014 ($1,397.4 million) as compared to the three months ended June 30, 2013 ($1,313.5 million) and a decrease in capitalized interest of $0.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the three months ended June 30, 2014 (5.54%) as compared to the three months ended June 30, 2013 (5.95%).
Amortization of deferred financing costs remained relatively unchanged.
We recorded $0.06 million in mark-to-market net gain, inclusive of $0.3 million in swap payments, for the three months ended June 30, 2013 related to the Series F Agreement.
For the three months ended June 30, 2014, we recognized a loss from retirement of debt of $0.6 million due to the early payoff of certain mortgage loans. For the three months ended June 30, 2013, we recognized a loss from retirement of debt of $4.4 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of joint ventures increased $0.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision remained relatively unchanged.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	($ in 000’s)
Total Revenues	$180	$3,456
Property Expenses	161	(1,447)
Impairment of Real Estate	—	(1,605)
Depreciation and Other Amortization	(63)	(1,168)
Gain on Sale of Real Estate	320	13,481
Income from Discontinued Operations	$598	$12,717
Income from discontinued operations for the three months ended June 30, 2014 reflects the results of operations and gain on sale of real estate relating to two industrial properties that were sold during the three months ended June 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2014.
Income from discontinued operations for the three months ended June 30, 2013 reflects the net gain on sale of real estate relating to eight industrial properties that were sold during the three months ended June 30, 2013, the results of operations of 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of five industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of the two industrial properties identified as held for sale at June 30, 2014. The impairment loss for the three months ended June 30, 2013 of $1.6 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and six months ended June 30, 2014. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Second Quarter 2014	63	1,109	$4.59	4.7%	6.2	$4.92	N/A
Renewal Leases - Second Quarter 2014	75	1,900	$4.05	10.4%	4.1	$1.40	69.5%
Development Leases - Second Quarter 2014	3	329	$3.81	N/A	9.6	N/A	N/A
Second Quarter 2014 - Total / Weighted Average	141	3,338	$4.20	8.1%	5.3	$2.69	69.5%

New Leases - Year to Date 2014	113	1,933	$4.38	2.5%	5.8	$4.62	N/A
Renewal Leases - Year to Date 2014	176	4,372	$4.62	10.6%	4.0	$1.34	67.3%
Development Leases - Year to Date 2014	6	360	$4.05	N/A	9.4	N/A	N/A
Year to Date 2014 - Total / Weighted Average	295	6,665	$4.52	8.2%	4.8	$2.31	67.3%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and six months ended June 30, 2014, we signed 46 and 87 new leases with free rent periods during the lease term on 1.1 million and 1.9 million square feet of GLA, respectively. Total free rent concessions of $1.6 million and $2.4 million, respectively, are associated with these new leases. Additionally, during the three and six months ended June 30, 2014, we signed 4 and 11 renewal leases with free rent periods during the lease term on 0.04 million and 0.3 million square feet of GLA, respectively. Total concessions of $0.03 million and $0.4 million, respectively, are associated with these renewal leases.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, our cash and cash equivalents were approximately $4.8 million. We also had $438.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through June 30, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $25.3 million in mortgage loans payable outstanding at June 30, 2014 that mature or we anticipate prepaying prior to June 30, 2015. We expect to satisfy these payment obligations prior to June 30, 2015 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain our REIT qualification under the Code and distributions approved by our Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.

We expect to meet long-term (after June 30, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.652%. As of July 29, 2014, we had approximately $400.9 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Ba1/BB+, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2014
Net cash provided by operating activities of approximately $51.6 million for the six months ended June 30, 2014 was comprised primarily of the non-cash adjustments of approximately $64.9 million and net income of approximately $9.3 million, offset by the net change in operating assets and liabilities of approximately $10.4 million, payments of discounts and prepayment penalties associated with retirement of debt of approximately $10.6 million and equity in income of Joint Ventures in excess of distributions of approximately $1.6 million. The adjustments for the non-cash items of approximately $64.9 million are primarily comprised of depreciation and amortization of approximately $65.2 million, the loss from retirement of debt of approximately $0.6 million and the provision for bad debt of approximately $0.7 million, offset by the gain on sale of real estate of approximately $1.1 million and the effect of the straight-lining of rental income of approximately $0.5 million.
Net cash used in investing activities of approximately $47.9 million for the six months ended June 30, 2014, was comprised primarily of the acquisition of certain land parcels and three industrial properties comprising approximately 0.5 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, repayments on our notes receivable and net distributions from our Joint Ventures.
During the six months ended June 30, 2014, we sold five industrial properties comprising approximately 0.1 million square feet of GLA. Proceeds from the sales of the five industrial properties, net of closing costs, were approximately $4.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2014.
Net cash used in financing activities of approximately $6.5 million for the six months ended June 30, 2014, was comprised primarily of the redemption of our Series F Preferred Stock and Series G Flexible Cumulative Redeemable Preferred Stock (the "Series G Preferred Stock"), repayments on our senior unsecured notes and mortgage loans payable, common stock/unit and preferred stock dividends, payments of debt issuance costs and the repurchase and retirement of restricted stock, offset by proceeds from the Unsecured Term Loan (as defined below) and net proceeds from our Unsecured Credit Facility.
During the six months ended June 30, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the six months ended June 30, 2014, we paid off and retired prior to maturity mortgage loans in the amount of $40.3 million. Additionally, we paid off and retired our 2014 Notes, at maturity, in the amount of $81.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the six months ended June 30, 2014, we redeemed all 50,000 depositary shares of the Series F Preferred Stock for $50.0 million and paid a first quarter dividend of $11.3299 per depositary share, totaling approximately $0.6 million. Additionally, during the six months ended June 30, 2014, we redeemed all 25,000 depositary shares of the Series G Preferred Stock for $25.0 million and paid a first quarter dividend of $36.18 per depositary share, totaling approximately $0.9 million.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2014, $1,196.0 million (86.5% of total debt at June 30, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $187.0 million (13.5% of total debt at June 30, 2014) of our debt was variable rate debt. At December 31, 2013, $1,123.8 million (86.7% of total debt at December 31, 2013) of our debt was fixed rate debt and $173.0 million (13.3% of total debt at December 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2014, we had approximately $187.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2014 would have increased by approximately $0.01 million based on our average outstanding floating-rate debt during the six months ended June 30, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.8 million during the six months ended June 30, 2014.
As of June 30, 2014, the estimated fair value of our debt was approximately $1,457.8 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2014, we had outstanding interest rate cash flow hedges with a notional amount of $200.0 million which mitigate our exposure to our Unsecured Term Loan's variable interest rate which is based upon LIBOR, as defined in the debt agreement. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2014, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$4,039	$5,294	$6,521	$554
Adjustments:
Depreciation and Other Amortization of Real Estate	28,379	27,987	56,961	54,003
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	63	1,168	146	2,569
Equity in Depreciation and Other Amortization of Joint Ventures	29	55	66	110
Impairment of Depreciated Real Estate Included in Discontinued Operations	—	1,605	—	1,605
Non-NAREIT Compliant Gain	(320)	(13,481)	(1,055)	(10,407)
Non-NAREIT Compliant Gain from Joint Ventures	(367)	—	(3,346)	—
Noncontrolling Interest Share of Adjustments	(1,079)	(702)	(2,078)	(2,049)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$30,744	$21,926	$57,215	$46,385
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, interest income, equity in income from joint ventures, income tax expense, gains and losses on retirement of debt, sale of real estate and mark-to-market of interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. A one-time restoration fee recognized during the three and six months ended June 30, 2014 is also excluded. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Same Store Properties - Revenues	$84,049	$81,282	$168,105	$161,469
Same Store Properties - Property Expenses	24,642	24,240	52,882	48,897
Same Store Net Operating Income Before Adjustments	$59,407	$57,042	$115,223	$112,572
Adjustments:
Lease Inducement Amortization	292	277	608	558
Straight-line Rent	(812)	(746)	(302)	(2,057)
Above / Below Market Rent Amortization	(81)	(143)	(648)	(271)
Lease Termination Fees	(261)	(93)	(362)	(172)
One-Time Restoration Fee	(833)	—	(1,222)	—
Same Store Net Operating Income	$57,712	$56,337	$113,297	$110,630
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From July 1, 2014 to July 29, 2014, we sold seven industrial properties and a certain land parcel for approximately $33.2 million. There were no industrial properties acquired during the period.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits	Description

10.1	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.2	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.3	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.5	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2014

EXHIBIT INDEX

Exhibits	Description

10.1	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.2	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.3	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.5	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.