Form 10-Q
period 2014-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2014-10-31
CIK 921825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of October 30, 2014: 110,553,523.

FIRST INDUSTRIAL REALTY TRUST, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$711,978	$703,478
Buildings and Improvements	2,403,411	2,390,566
Construction in Progress	40,547	25,503
Less: Accumulated Depreciation	(783,897)	(748,044)
Net Investment in Real Estate	2,372,039	2,371,503
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Other Amortization of $2,258 and $0	15,413	—
Cash and Cash Equivalents	14,259	7,577
Tenant Accounts Receivable, Net	5,852	5,705
Investments in Joint Venture	84	907
Deferred Rent Receivable, Net	56,929	56,417
Deferred Financing Costs, Net	11,178	11,406
Deferred Leasing Intangibles, Net	30,741	29,790
Prepaid Expenses and Other Assets, Net	70,016	114,205
Total Assets	$2,576,511	$2,597,510
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$602,927	$677,890
Senior Unsecured Notes, Net	364,837	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	176,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	81,933	75,305
Deferred Leasing Intangibles, Net	12,924	13,626
Rents Received in Advance and Security Deposits	32,969	30,265
Dividend Payable	11,886	10,289
Total Liabilities	1,483,476	1,426,291
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock (See Note 5)	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized, 114,877,637 and 114,304,964 shares issued and 110,553,523 and 109,980,850 shares outstanding)	1,149	1,143
Additional Paid-in-Capital	1,870,562	1,938,886
Distributions in Excess of Accumulated Earnings	(678,032)	(669,896)
Accumulated Other Comprehensive Loss	(3,035)	(3,265)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,050,626	1,126,850
Noncontrolling Interest	42,409	44,369
Total Equity	1,093,035	1,171,219
Total Liabilities and Equity	$2,576,511	$2,597,510
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$66,811	$62,277	$193,434	$183,879
Tenant Recoveries and Other Income	20,266	17,431	62,913	54,853
Total Revenues	87,077	79,708	256,347	238,732
Expenses:
Property Expenses	27,566	25,312	85,396	77,527
General and Administrative	5,389	5,137	18,053	17,001
Impairment of Real Estate	—	1,047	—	1,047
Depreciation and Other Amortization	28,121	27,092	84,080	79,898
Total Expenses	61,076	58,588	187,529	175,473
Other Income (Expense):
Interest Income	681	591	2,054	1,754
Interest Expense	(17,322)	(17,997)	(55,292)	(55,391)
Amortization of Deferred Financing Costs	(753)	(781)	(2,360)	(2,468)
Mark-to-Market Gain on Interest Rate Protection Agreements	—	—	—	52
Loss from Retirement of Debt	(32)	(662)	(655)	(6,248)
Total Other Income (Expense)	(17,426)	(18,849)	(56,253)	(62,301)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	8,575	2,271	12,565	958
Equity in (Loss) Income of Joint Ventures	(14)	72	3,508	119
Income Tax Provision	(103)	(63)	(192)	(4)
Income from Continuing Operations	8,458	2,280	15,881	1,073
Discontinued Operations:
Income Attributable to Discontinued Operations	309	949	1,102	1,726
Gain on Sale of Real Estate	13,428	5,243	14,483	15,650
Income from Discontinued Operations	13,737	6,192	15,585	17,376
Income Before Gain on Sale of Real Estate	22,195	8,472	31,466	18,449
Gain on Sale of Real Estate	—	291	—	553
Net Income	22,195	8,763	31,466	19,002
Less: Net Income Attributable to the Noncontrolling Interest	(868)	(219)	(1,137)	(244)
Net Income Attributable to First Industrial Realty Trust, Inc.	21,327	8,544	30,329	18,758
Less: Preferred Dividends	—	(1,392)	(1,019)	(7,506)
Less: Redemption of Preferred Stock	—	(2,121)	(1,462)	(5,667)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$21,327	$5,031	$27,848	$5,585
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.07	$0.00	$0.12	$(0.10)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.12	$0.05	$0.13	$0.15
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.05	$0.25	$0.05
Distributions Per Share	$0.1025	$0.0850	$0.3075	$0.2550
Weighted Average Shares Outstanding - Basic	110,072	109,474	109,856	106,154
Weighted Average Shares Outstanding - Diluted	110,271	109,474	110,298	106,154
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited)
	(In thousands)
Net Income	$22,195	$8,763	$31,466	$19,002
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	3,592	—	(905)	—
Amortization of Interest Rate Protection Agreements	131	609	1,227	1,792
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	17	—	1,116
Foreign Currency Translation Adjustment	(71)	30	(76)	(14)
Comprehensive Income	25,847	9,419	31,712	21,896
Comprehensive Income Attributable to Noncontrolling Interest	(1,012)	(244)	(1,147)	(365)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$24,835	$9,175	$30,565	$21,531
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2013	$—	$1,143	$1,938,886	$(669,896)	$(3,265)	$(140,018)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	—	(75,049)
Stock Based Compensation Activity	—	4	3,520	(1,936)	—	—	—	1,588
Conversion of Units to Common Stock	—	2	1,695	—	—	—	(1,697)	—
Reallocation—Additional Paid in Capital	—	—	48	—	—	—	(48)	—
Common Stock and Unit Distributions	—	—	—	(34,048)	—	—	(1,368)	(35,416)
Preferred Dividends	—	—	—	(1,019)	—	—	—	(1,019)
Net Income	—	—	—	30,329	—	—	1,137	31,466
Reallocation—Other Comprehensive Income	—	—	—	—	(6)	—	6	—
Other Comprehensive Income	—	—	—	—	236	—	10	246
Balance as of September 30, 2014	$—	$1,149	$1,870,562	$(678,032)	$(3,035)	$(140,018)	$42,409	$1,093,035
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,466	$19,002
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	70,109	70,398
Amortization of Deferred Financing Costs	2,360	2,468
Other Amortization	23,476	22,613
Impairment of Real Estate	—	2,652
Provision for Bad Debt	1,069	666
Equity in Income of Joint Ventures	(3,508)	(119)
Distributions from Joint Ventures	1,881	—
Gain on Sale of Real Estate	(14,483)	(16,203)
Loss from Retirement of Debt	655	6,248
Mark-to-Market Gain on Interest Rate Protection Agreements	—	(52)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,369)	(4,250)
Increase in Deferred Rent Receivable	(1,224)	(3,321)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(919)	(9,868)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(10,650)	(4,672)
Net Cash Provided by Operating Activities	95,863	85,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(53,211)	(47,293)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(83,818)	(85,168)
Net Proceeds from Sales of Investments in Real Estate	56,622	65,814
Contributions to and Investments in Joint Ventures	(28)	(26)
Distributions from Joint Ventures	2,469	—
Repayments of Notes Receivable	49,761	454
(Increase) Decrease in Escrows	(515)	979
Net Cash Used in Investing Activities	(28,720)	(65,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,411)	(3,567)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	—	174,081
Repurchase and Retirement of Restricted Stock	(4,667)	(2,968)
Common Stock and Unit Distributions Paid	(33,367)	(19,286)
Preferred Dividends Paid	(1,471)	(7,958)
Redemption of Preferred Stock	(75,000)	(150,000)
Payments on Interest Rate Protection Agreements	—	(865)
Repayments on Mortgage Loans Payable	(74,944)	(50,565)
Repayments of Senior Unsecured Notes	(71,578)	(29,769)
Proceeds from Unsecured Term Loan	200,000	—
Proceeds from Unsecured Credit Facility	307,000	289,000
Repayments on Unsecured Credit Facility	(304,000)	(216,000)
Net Cash Used in Financing Activities	(60,438)	(17,897)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23)	(20)
Net Increase in Cash and Cash Equivalents	6,705	2,425
Cash and Cash Equivalents, Beginning of Year	7,577	4,938
Cash and Cash Equivalents, End of Year	$14,259	$7,343
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
We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.2% ownership interest at September 30, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at September 30, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At September 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of September 30, 2014, we owned 638 industrial properties located in 25 states, containing an aggregate of approximately 63.3 million square feet of GLA. Of the 638 properties owned by the Company on a consolidated basis, none of them are directly owned by First Industrial Realty Trust, Inc.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2013 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2014 and December 31, 2013, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2014 and 2013. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2014 and 2013, and our cash flows for each of the nine months ended September 30, 2014 and 2013; all adjustments are of a normal recurring nature.
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
3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2014, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $52,882, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The purchase price of the industrial properties and land parcels acquired was allocated as follows:

Nine Months Ended September 30, 2014
Land	$29,476
Building and Improvements	16,946
Other Assets	897
Deferred Leasing Intangibles, Net	5,563
Total Purchase Price	$52,882
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded due to the real estate properties acquired for the nine months ended September 30, 2014, which are recorded as deferred leasing intangibles, are as follows:

Nine Months Ended September 30, 2014
In-Place Leases	$2,660
Tenant Relationships	$1,620
Above Market Leases	$219
Below Market Ground Lease Obligation	$1,854
Below Market Leases	$(790)
The weighted average life, in months, of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the nine months ended September 30, 2014 is as follows:

Nine Months Ended September 30, 2014
In-Place Leases	71
Tenant Relationships	130
Above Market Leases	83
Below Market Ground Lease Obligation	480
Below Market Leases	71

Sales and Discontinued Operations
During the nine months ended September 30, 2014, we sold 20 industrial properties comprising approximately 1.0 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $59,011. The gain on sale of real estate was approximately $14,483. The 20 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 20 industrial properties sold are included in discontinued operations.

At September 30, 2014, we had two industrial properties comprising approximately 0.2 million square feet of GLA held for sale. The results of operations of these industrial properties held for sale at September 30, 2014 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
Income from discontinued operations for the nine months ended September 30, 2013 reflects the results of operations of the 20 industrial properties that were sold during the nine months ended September 30, 2014, the results of operations of the 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of the two industrial properties identified as held for sale at September 30, 2014 and the net gain on sale of real estate relating to 19 industrial properties that were sold during the nine months ended September 30, 2013.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Total Revenues	$844	$3,951	$4,235	$14,486
Property Expenses	(348)	(1,431)	(1,547)	(5,446)
Impairment of Real Estate	—	—	—	(1,605)
Depreciation and Other Amortization	(187)	(1,571)	(1,586)	(5,709)
Gain on Sale of Real Estate	13,428	5,243	14,483	15,650
Income from Discontinued Operations	$13,737	$6,192	$15,585	$17,376
Impairment Charges
The impairment charges of $2,652 recorded during the nine months ended September 30, 2013, of which $1,605 is included in discontinued operations, were due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis and for which impairment charges were recorded during the nine months ended September 30, 2013. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Nine Months Ended
Operating Property Not Held for Sale*	$6,875	—	—	$6,875	$(1,047)

*Excludes industrial properties for which impairment of $1,605 was recorded during the nine months ended September 30, 2013 since the related assets were sold or recorded at carrying value, which is lower than estimated fair value at September 30, 2013.
The following table presents quantitative information about the Level 3 fair value measurements at September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
One industrial property comprising approximately 0.5 million square feet of GLA	$6,875	Contracted Price	(A)	N/A

(A)	The fair value for the property was based upon the value of a third party purchase contract, which was subject to our corroboration for reasonableness.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2014	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2014	December 31, 2013
Mortgage Loans Payable, Net	$602,927	$677,890	4.03% – 8.26%	4.03% – 8.26%	February 2016 – September 2022
Unamortized Premiums	(96)	(115)
Mortgage Loans Payable, Gross	$602,831	$677,775
Senior Unsecured Notes, Net
2016 Notes	$159,607	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,964	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,884	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,517	10,514	7.750%	7.87%	4/15/2032
2014 Notes	—	81,149	N/A	N/A	6/1/2014
2017 II Notes	101,799	101,778	5.950%	6.37%	5/15/2017
Subtotal	$364,837	$445,916
Unamortized Discounts	265	980
Senior Unsecured Notes, Gross	$365,102	$446,896
Unsecured Term Loan*	$200,000	N/A	1.905%	1.905%	1/29/2021
Unsecured Credit Facility**	$176,000	$173,000	1.656%	1.656%	9/29/2017
* We entered into interest rate protection agreements, with an aggregate notional value of $200,000, to effectively convert the variable rate to a fixed rate. See Note 10.
** The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2014, we paid off and retired prior to maturity mortgage loans payable in the amount of $65,558. In connection with these prepayments, we recognized $655 as a loss from retirement of debt for the nine months ended September 30, 2014.
As of September 30, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $744,826. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of September 30, 2014.
Senior Unsecured Notes, Net
During the nine months ended September 30, 2014, we paid off and retired our 2014 Notes, at maturity, in the amount of $81,794.
Unsecured Term Loan
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "Unsecured Term Loan") with a syndicate of financial institutions. The Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of September 30, 2014 and thereafter:

Amount
Remainder of 2014	$2,935
2015	12,158
2016	251,870
2017	344,723
2018	168,341
Thereafter	563,906
Total	$1,343,933
Our unsecured revolving credit facility (the "Unsecured Credit Facility"), Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of September 30, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At September 30, 2014 and December 31, 2013, the fair value of our indebtedness was as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$602,927	$642,936	$677,890	$684,914
Senior Unsecured Debt, Net	364,837	398,655	445,916	482,781
Unsecured Term Loan	200,000	200,597	N/A	N/A
Unsecured Credit Facility	176,000	176,258	173,000	173,000
Total	$1,343,764	$1,418,446	$1,296,806	$1,340,695
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

The initial offering costs associated with the issuance of the Series F and Series G Preferred Stock, as well as costs associated with the redemptions, totaled $1,462 and are reflected as a deduction from net income in determining earnings per share for the nine months ended September 30, 2014.
The Company has 10,000,000 shares of preferred stock authorized. At September 30, 2014 and December 31, 2013, the Company had 0 and 750 shares of preferred stock outstanding, respectively.
Dividends/Distributions
The coupon rate of our Series F Preferred Stock reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2014:

Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$35,416
Series F Preferred Stock	$566
Series G Preferred Stock	$453
Shares of Common Stock and Noncontrolling Interest
During the nine months ended September 30, 2014 and 2013, 175,333 and 99,508, respectively, limited partnership interests in the Operating Partnership ("Units") were converted into an equivalent number of shares of common stock, resulting in a reclassification of $1,697 and $943 of noncontrolling interest to First Industrial Realty Trust Inc.’s stockholders’ equity.
The following table summarizes the changes in noncontrolling interest for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Noncontrolling Interest, Beginning of Period	$44,369	$42,274
Net Income	1,137	244
Unit Distributions	(1,368)	(1,183)
Other Comprehensive Income	10	121
Conversion of Units to Common Stock	(1,697)	(943)
Reallocation—Additional Paid-in-Capital	(48)	3,325
Reallocation—Other Comprehensive Income	6	31
Noncontrolling Interest, End of Period	$42,409	$43,869

6. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2013	$(3,481)	$78	$138	$(3,265)
Other Comprehensive Loss Before Reclassifications	(3,807)	(76)	(16)	(3,899)
Amounts Reclassified from Accumulated Other Comprehensive Loss	4,129	—	—	4,129
Net Current Period Other Comprehensive Income (Loss)	322	(76)	(16)	230
Balance as of September 30, 2014	$(3,159)	$2	$122	$(3,035)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$131	$609	$1,227	$1,792	Interest Expense
Settlement Payments to our Counterparties	1,090	—	2,902	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	17	—	1,116	Loss from Retirement of Debt
	$1,221	$626	$4,129	$2,908	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $523 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Group I Swaps, as defined in Note 10, will also be reclassified to net income. See Note 10 for more information about our derivatives.

7. Supplemental Information to Statements of Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest Expense Capitalized in Connection with Development Activity	$1,030	$3,077
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$11,886	$9,788
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(1,697)	$(943)
Common Stock	2	1
Additional Paid-in-Capital	1,695	942
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$294	$298
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$23,785	$12,824
Write-off of Fully Depreciated Assets	$(29,090)	$(44,234)

8. Earnings Per Share ("EPS")
The computation of basic and diluted EPS is presented below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Numerator:
Income from Continuing Operations	$8,458	$2,280	$15,881	$1,073
Gain on Sale of Real Estate	—	291	—	553
Noncontrolling Interest Allocable to Continuing Operations	(338)	31	(528)	486
Income from Continuing Operations Allocable to Participating Securities	(34)	—	(57)	—
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	8,086	2,602	15,296	2,112
Preferred Dividends	—	(1,392)	(1,019)	(7,506)
Redemption of Preferred Stock	—	(2,121)	(1,462)	(5,667)
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$8,086	$(911)	$12,815	$(11,061)
Income from Discontinued Operations	$13,737	$6,192	$15,585	$17,376
Noncontrolling Interest Allocable to Discontinued Operations	(530)	(250)	(609)	(730)
Income from Discontinued Operations Allocable to Participating Securities	(56)	(42)	(66)	(120)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$13,151	$5,900	$14,910	$16,526
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$21,327	$5,031	$27,848	$5,585
Net Income Allocable to Participating Securities	(90)	(42)	(123)	(120)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$21,237	$4,989	$27,725	$5,465
Denominator:
Weighted Average Shares—Basic	110,072	109,474	109,856	106,154
Effect of Dilutive Securities:
LTIP Unit Awards	199	—	442	—
Weighted Average Shares—Diluted	110,271	109,474	110,298	106,154
Basic and Diluted EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.07	$0.00	$0.12	$(0.10)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.12	$0.05	$0.13	$0.15
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.05	$0.25	$0.05
Participating securities include 463,774 and 489,381 of unvested restricted stock awards outstanding at September 30, 2014 and 2013, respectively, which participate in non-forfeitable dividends of the Company. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income (after reduction for preferred dividends and redemption of preferred stock) or common dividends declared.
Effective July 1, 2013, the Board of Directors granted performance awards ("LTIP Unit Awards") to certain officers and employees of the Company. The LTIP Unit Awards, which do not participate in non-forfeitable dividends of the Company, are dilutive and are included in the calculation of diluted EPS for the three and nine months ended September 30, 2014.
The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the three and nine months ended September 30, 2013, as the effect of the LTIP Unit Awards outstanding at September 30, 2013, was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders.
9. Stock Based Compensation
During the nine months ended September 30, 2014, we awarded 299,805 shares of restricted stock awards to certain employees, which had a fair value of $5,413 on the date of approval by either the Compensation Committee of the Board of Directors or the approval date of the 2014 Stock Incentive Plan. These restricted stock awards were issued based upon the achievement of certain corporate performance goals for the calendar year 2013 and generally vest over a period of three years. Additionally, during the nine months ended September 30, 2014, we awarded 19,250 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period.
Compensation expense will be charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the nine months ended September 30, 2014 and 2013, we recognized $1,451 and $1,008, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
We recognized $1,351 and $1,769 for the three months ended September 30, 2014 and 2013, and $6,248 and $4,436 for the nine months ended September 30, 2014 and 2013, respectively, in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $6 and $15 was capitalized for the three months ended September 30, 2014 and 2013, and $36 and $32 was capitalized for the nine months ended September 30, 2014 and 2013, respectively, in connection with development activities. At September 30, 2014, we had $6,437 in unrecognized compensation related to unvested restricted stock awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.86 years.
10. Derivatives
Our objectives in using derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate protection agreements as part of our interest rate risk management strategy. Interest rate protection agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
In connection with origination of the Unsecured Term Loan (see Note 4), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Group I Swaps ”). The Group I Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Group I Swaps as cash flow hedges.
In order to maintain our flexibility to pursue an offering of unsecured debt in the future, during August 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Group II Swaps"; together with the Group I Swaps, the "Swaps"). The Group II Swaps fix the LIBOR rate at a rate of 2.5795% and are effective from December 1, 2014 through December 1, 2024. We designated the Group II Swaps as cash flow hedges.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of September 30, 2014, we have not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial assets and liabilities related to the Swaps, which are included in Prepaid Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of September 30, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Group II Swaps	$2,237	—	$2,237	—
Liabilities:
Group I Swaps	$(3,142)	—	$(3,142)	—
There was no ineffectiveness recorded on the Swaps during the three and nine months ended September 30, 2014. See Note 6 for more information.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At September 30, 2014, we have five industrial buildings totaling approximately 1.2 million square feet of GLA that are under construction. The estimated total construction costs as of September 30, 2014 are approximately $64,700. Of this amount, approximately $24,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
12. Subsequent Events
From October 1, 2014 to October 30, 2014, we sold two industrial properties and a certain land parcel for approximately $3,285. The land parcel sold was located in Ontario, Canada and was our sole remaining real estate asset located in Canada. There were no industrial properties acquired during the period.

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
GENERAL
The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 96.2% ownership interest at September 30, 2014, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at September 30, 2014 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At September 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of September 30, 2014, we owned 638 industrial properties located in 25 states, containing an aggregate of approximately 63.3 million square feet of GLA.
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
We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the "Unsecured Credit Facility") and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.
RESULTS OF OPERATIONS
The tables below summarize our operating results for the three and nine months ended September 30, 2014 and 2013. The operating results include a break out of our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an operating property through September 30, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through September 30, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $27.8 million and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.25 per share and $0.05 per share for the nine months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014 and 2013, the average occupancy rates of our same store properties were 92.3% and 90.4%, respectively.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$249,306	$237,625	$11,681	4.9%
Acquired Properties	4,317	—	4,317	—
Sold Properties	3,297	13,605	(10,308)	(75.8)%
(Re) Developments and Land, Not Included Above	2,186	938	1,248	133.0%
Other	1,476	1,050	426	40.6%
	$260,582	$253,218	$7,364	2.9%
Discontinued Operations	(4,235)	(14,486)	10,251	(70.8)%
Total Revenues	$256,347	$238,732	$17,615	7.4%
Revenues from same store properties increased $11.7 million primarily due to an increase in occupancy, an increase in tenant recoveries and an increase in restoration fees, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $4.3 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $10.3 million due to the 87 industrial properties sold subsequent to December 31, 2012 totaling approximately 4.1 million square feet of GLA. Revenues from (re)developments and land increased $1.2 million primarily due to an increase in occupancy. Other revenues increased $0.4 million primarily due to an increase in maintenance company revenues and other one-time revenue transactions.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$75,641	$70,943	$4,698	6.6%
Acquired Properties	1,877	148	1,729	1,168.2%
Sold Properties	1,649	5,254	(3,605)	(68.6)%
(Re) Developments and Land, Not Included Above	1,685	440	1,245	283.0%
Other	6,091	6,188	(97)	(1.6)%
	$86,943	$82,973	$3,970	4.8%
Discontinued Operations	(1,547)	(5,446)	3,899	(71.6)%
Total Property Expenses	$85,396	$77,527	$7,869	10.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.7 million primarily due to higher snow removal costs incurred during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the harsh 2014 winter and an increase in bad debt expense. Property expenses from acquired properties increased $1.7 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $3.6 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $1.2 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense increased $1.1 million, or 6.2%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in incentive compensation, partially offset by a decrease in legal expense.
The impairment charge included in continuing operations for the nine months ended September 30, 2013 of $1.0 million is primarily due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$79,073	$79,036	$37	0.0%
Acquired Properties	3,083	217	2,866	1,320.7%
Sold Properties	1,367	5,482	(4,115)	(75.1)%
(Re) Developments and Land, Not Included Above	1,755	363	1,392	383.5%
Corporate Furniture, Fixtures and Equipment	388	509	(121)	(23.8)%
	$85,666	$85,607	$59	0.1%
Discontinued Operations	(1,586)	(5,709)	4,123	(72.2)%
Total Depreciation and Other Amortization	$84,080	$79,898	$4,182	5.2%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $2.9 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $1.4 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income increased $0.3 million, or 17.1%, primarily due to the receipt of prepayment fees of $0.7 million related to note receivables that were paid off early during the nine months ended September 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Interest expense decreased $0.1 million, or 0.2%, primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2014 (5.45%) as compared to the nine months ended September 30, 2013 (5.88%), partially offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2014 ($1,382.6 million) as compared to the nine months ended September 30, 2013 ($1,330.0 million) and a decrease in capitalized interest of $2.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to a decrease in development activities.
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate protection agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Flexible Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"). The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.1 million in mark-to-market net gain, inclusive of $0.8 million in swap payments, for the nine months ended September 30, 2013. The Series F Agreement matured on October 1, 2013.
For the nine months ended September 30, 2014, we recognized a loss from retirement of debt of $0.7 million due to the early payoff of certain mortgage loans. For the nine months ended September 30, 2013, we recognized a loss from retirement of debt of $6.2 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized deferred financing costs associated with the amendment of our revolving line of credit.
Equity in income of joint ventures increased $3.4 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	($ in 000’s)
Total Revenues	$4,235	$14,486
Property Expenses	(1,547)	(5,446)
Impairment of Real Estate	—	(1,605)
Depreciation and Other Amortization	(1,586)	(5,709)
Gain on Sale of Real Estate	14,483	15,650
Income from Discontinued Operations	$15,585	$17,376
Income from discontinued operations for the nine months ended September 30, 2014 reflects the results of operations and gain on sale of real estate relating to 20 industrial properties that were sold during the nine months ended September 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at September 30, 2014.
Income from discontinued operations for the nine months ended September 30, 2013 reflects the net gain on sale of real estate relating to 19 industrial properties that were sold during the nine months ended September 30, 2013, the results of operations of 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of 20 industrial properties that were sold during the nine months ended September 30, 2014 and the results of operations of the two industrial properties identified as held for sale at September 30, 2014. The impairment loss for the nine months ended September 30, 2013 of $1.6 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.
The $0.6 million gain on sale of real estate for the nine months ended September 30, 2013 resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $21.3 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.19 per share and $0.05 per share for the three months ended September 30, 2014 and 2013, respectively.
For the three months ended September 30, 2014 and 2013, the average occupancy rates of our same store properties were 92.8% and 90.8%, respectively.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,012	$79,124	$4,888	6.2%
Acquired Properties	1,937	—	1,937	—
Sold Properties	514	3,636	(3,122)	(85.9)%
(Re) Developments and Land, Not Included Above	937	545	392	71.9%
Other	521	354	167	47.2%
	$87,921	$83,659	$4,262	5.1%
Discontinued Operations	(844)	(3,951)	3,107	(78.6)%
Total Revenues	$87,077	$79,708	$7,369	9.2%
Revenues from same store properties increased $4.9 million primarily due to an increase in occupancy, an increase in tenant recoveries as well as an increase in restoration fees and lease cancellation fees. Revenues from acquired properties increased $1.9 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately

1.7 million square feet of GLA. Revenues from sold properties decreased $3.1 million due to the 87 industrial properties sold subsequent to December 31, 2012 totaling approximately 4.1 million square feet of GLA. Revenues from (re)developments and land increased $0.4 million due to an increase in occupancy. Other revenues increased $0.2 million primarily due to an increase in maintenance company revenues.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,007	$22,950	$1,057	4.6%
Acquired Properties	727	139	588	423.0%
Sold Properties	348	1,430	(1,082)	(75.7)%
(Re) Developments and Land, Not Included Above	599	127	472	371.7%
Other	2,233	2,097	136	6.5%
	$27,914	$26,743	$1,171	4.4%
Discontinued Operations	(348)	(1,431)	1,083	(75.7)%
Total Property Expenses	$27,566	$25,312	$2,254	8.9%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.1 million primarily due to moderate increases in bad debt expense, real estate tax expense, utility expense and repair and maintenance expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.5 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.
The impairment charge included in continuing operations for the three months ended September 30, 2013 of $1.0 million is primarily due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,189	$26,678	$(489)	(1.8)%
Acquired Properties	1,136	174	962	552.9%
Sold Properties	119	1,495	(1,376)	(92.0)%
(Re) Developments and Land, Not Included Above	727	179	548	306.1%
Corporate Furniture, Fixtures and Equipment	137	137	—	—%
	$28,308	$28,663	$(355)	(1.2)%
Discontinued Operations	(187)	(1,571)	1,384	(88.1)%
Total Depreciation and Other Amortization	$28,121	$27,092	$1,029	3.8%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.5 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense remained unchanged.
Interest income increased $0.1 million, or 15.2%, primarily due to the receipt of a prepayment fee of $0.3 million related to a note receivable that was paid off early during the three months ended September 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Interest expense decreased $0.7 million, or 3.8%, primarily due to a decrease in the weighted average interest rate for the three months ended September 30, 2014 (5.00%) as compared to the three months ended September 30, 2013 (5.60%), partially offset by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2014 ($1,398.3 million) as compared to the three months ended September 30, 2013 ($1,352.2 million) and a decrease in capitalized interest of $0.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to a decrease in development activities.
Amortization of deferred financing costs remained relatively unchanged.
We recorded no mark-to-market net gain, as the $0.2 million mark-to-market gain was offset by equivalent swap payments, for the three months ended September 30, 2013 related to the Series F Agreement.
For the three months ended September 30, 2014, we recognized a loss from retirement of debt of $0.03 million due to the early payoff of certain mortgage loans. For the three months ended September 30, 2013, we recognized a loss from retirement of debt of $0.7 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized deferred financing costs associated with the amendment of our revolving line of credit.
Equity in income of joint ventures remained relatively unchanged.
The income tax provision remained relatively unchanged.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
	($ in 000’s)
Total Revenues	$844	$3,951
Property Expenses	(348)	(1,431)
Depreciation and Other Amortization	(187)	(1,571)
Gain on Sale of Real Estate	13,428	5,243
Income from Discontinued Operations	$13,737	$6,192
Income from discontinued operations for the three months ended September 30, 2014 reflects the results of operations and gain on sale of real estate relating to 15 industrial properties that were sold during the three months ended September 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at September 30, 2014.
Income from discontinued operations for the three months ended September 30, 2013 reflects the net gain on sale of real estate relating to seven industrial properties that were sold during the three months ended September 30, 2013, the results of operations of 67 industrial properties that were sold during the year ended December 31, 2013, the results of operations of 20 industrial properties that were sold during the nine months ended September 30, 2014 and the results of operations of the two industrial properties identified as held for sale at September 30, 2014.
The $0.3 million gain on sale of real estate for the three months ended September 30, 2013 resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2014. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Third Quarter 2014	65	732	$4.89	1.8%	4.0	$4.48	n/a
Renewal Leases - Third Quarter 2014	73	2,430	$3.82	12.1%	4.8	$1.23	78.9%
Development Leases - Third Quarter 2014	4	723	$4.37	n/a	10.4	n/a	n/a
Third Quarter 2014 - Total / Weighted Average	142	3,885	$4.12	9.4%	5.7	$1.89	78.9%

New Leases - Year to Date 2014	178	2,665	$4.52	2.3%	5.3	$4.59	n/a
Renewal Leases - Year to Date 2014	249	6,802	$4.34	11.1%	4.3	$1.30	71.2%
Development Leases - Year to Date 2014	10	1,083	$4.26	n/a	10.1	n/a	n/a
Year to Date 2014 - Total / Weighted Average	437	10,550	$4.38	8.5%	5.1	$2.17	71.2%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and nine months ended September 30, 2014, 53 and 140 new leases with free rent periods during the lease term on 1.4 million and 3.3 million square feet of GLA, respectively, commenced. Total free rent concessions of $1.6 million and $4.0 million, respectively, are associated with these new leases. Additionally, during the three and nine months ended September 30, 2014, 1 and 12 renewal leases with free rent periods during the lease term on 0.1 million and 0.4 million square feet of GLA, respectively, commenced. Total concessions of $0.1 million and $0.5 million, respectively, are associated with these renewal leases.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, our cash and cash equivalents were approximately $14.3 million. We also had $441.9 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through September 30, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain our REIT qualification under the Code and distributions approved by our Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.

We expect to meet long-term (after September 30, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At September 30, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.656%. As of October 30, 2014, we had approximately $419.9 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Nine Months Ended September 30, 2014
Net cash provided by operating activities of approximately $95.9 million for the nine months ended September 30, 2014 was comprised primarily of the non-cash adjustments of approximately $82.0 million and net income of approximately $31.5 million, offset by the net change in operating assets and liabilities of approximately $5.3 million, payments of discounts and prepayment penalties associated with retirement of debt of approximately $10.7 million and equity in income of Joint Ventures in excess of distributions of approximately $1.6 million. The adjustments for the non-cash items of approximately $82.0 million are primarily comprised of depreciation and amortization of approximately $95.9 million, the loss from retirement of debt of approximately $0.7 million and the provision for bad debt of approximately $1.1 million, offset by the gain on sale of real estate of approximately $14.5 million and the effect of the straight-lining of rental income of approximately $1.2 million.
Net cash used in investing activities of approximately $28.7 million for the nine months ended September 30, 2014, was comprised primarily of the acquisition of certain land parcels and three industrial properties comprising approximately 0.5 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, repayments on our notes receivable and net distributions from our Joint Ventures.
During the nine months ended September 30, 2014, we sold 20 industrial properties comprising approximately 1.0 million square feet of GLA. Proceeds from the sales of the 20 industrial properties, net of closing costs, were approximately $56.6 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2014.
Net cash used in financing activities of approximately $60.4 million for the nine months ended September 30, 2014, was comprised primarily of the redemption of our Series F Preferred Stock and Series G Flexible Cumulative Redeemable Preferred Stock (the "Series G Preferred Stock"), repayments on our senior unsecured notes and mortgage loans payable, common stock/unit and preferred stock dividends, payments of debt issuance costs and the repurchase and retirement of restricted stock, offset by proceeds from the Unsecured Term Loan (as defined below) and net proceeds from our Unsecured Credit Facility.
During the nine months ended September 30, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the nine months ended September 30, 2014, we paid off and retired prior to maturity mortgage loans in the amount of $65.6 million. Additionally, we paid off and retired our 2014 Notes, at maturity, in the amount of $81.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the nine months ended September 30, 2014, we redeemed all 50,000 depositary shares of the Series F Preferred Stock for $50.0 million and paid a first quarter dividend of $11.3299 per depositary share, totaling approximately $0.6 million. Additionally, during the nine months ended September 30, 2014, we redeemed all 25,000 depositary shares of the Series G Preferred Stock for $25.0 million and paid a first quarter dividend of $36.18 per depositary share, totaling approximately $0.9 million.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2014, $1,167.8 million (86.9% of total debt at September 30, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $176.0 million (13.1% of total debt at September 30, 2014) of our debt was variable rate debt. At December 31, 2013, $1,123.8 million (86.7% of total debt at December 31, 2013) of our debt was fixed rate debt and $173.0 million (13.3% of total debt at December 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2014, we had approximately $176.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2014 would have increased by approximately $0.02 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.5 million during the nine months ended September 30, 2014.
As of September 30, 2014, the estimated fair value of our debt was approximately $1,418.4 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2014, we had interest rate protection agreements with a notional aggregate amount outstanding of $420.0 million, which mitigate our exposure to interest rates. $200.0 million of the interest rate protection agreements fix our interest rate on our Unsecured Term Loan and $220.0 million fix our interest rate to maintain our flexibility to pursue an offering of long-term unsecured debt in the future. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2014, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$21,327	$5,031	$27,848	$5,585
Adjustments:
Depreciation and Other Amortization of Real Estate	27,984	26,955	83,692	79,389
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	187	1,571	1,586	5,709
Equity in Depreciation and Other Amortization of Joint Ventures	25	114	91	224
Impairment of Depreciated Real Estate	—	1,047	—	1,047
Impairment of Depreciated Real Estate Included in Discontinued Operations	—	—	—	1,605
Non-NAREIT Compliant Gain	(13,428)	(5,243)	(14,483)	(15,650)
Non-NAREIT Compliant Gain from Joint Ventures	—	(111)	(3,346)	(111)
Noncontrolling Interest Share of Adjustments	(559)	(973)	(2,637)	(3,034)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$35,536	$28,391	$92,751	$74,764
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, interest income, equity in income from joint ventures, income tax expense, gains and losses on retirement of debt, sale of real estate and mark-to-market of interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. A one-time restoration fee recognized during the three and nine months ended September 30, 2014 is also excluded. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Same Store Properties - Revenues	$84,012	$79,124	$249,306	$237,625
Same Store Properties - Property Expenses	24,007	22,950	75,641	70,943
Same Store Net Operating Income Before Adjustments	$60,005	$56,174	$173,665	$166,682
Adjustments:
Lease Inducement Amortization	253	269	862	826
Straight-line Rent	(378)	(703)	(684)	(2,788)
Above / Below Market Rent Amortization	(84)	(149)	(732)	(420)
Lease Termination Fees	(875)	(373)	(1,237)	(545)
One-Time Restoration Fee	(1,014)	—	(2,236)	—
Same Store Net Operating Income	$57,907	$55,218	$169,638	$163,755
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From October 1, 2014 to October 30, 2014, we sold two industrial properties and a certain land parcel for approximately $3.3 million. The land parcel sold was located in Ontario, Canada and was our sole remaining real estate asset located in Canada. There were no industrial properties acquired during the period.

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

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: October 30, 2014

EXHIBIT INDEX

Exhibits	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.