Form 10-K
period 2014-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2015-02-26
CIK 921825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,041.5 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2014.
At February 24, 2015, 110,717,829 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

FIRST INDUSTRIAL REALTY TRUST, INC.

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities; our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land) in the Company’s current and potential market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; risks related to our investments in properties through joint ventures; environmental liabilities; delays in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; and those additional factors described in Item 1A, "Risk Factors" and elsewhere in this report and in the Company's other Exchange Act reports. We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "Company," "we," "us" and "our" refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their respective controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the "Operating Partnership."

PART I
THE COMPANY

Item 1.	Business
General
First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We are a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops, and redevelops industrial real estate. As of December 31, 2014, our in-service portfolio consisted of 285 light industrial properties, 90 R&D/flex properties, 160 bulk warehouse properties and 99 regional warehouse properties containing approximately 62.4 million square feet of gross leasable area ("GLA") located in 25 states. Our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of the undepreciated gross book basis of the property) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.
Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by the Company, including the Operating Partnership, of which First Industrial Realty Trust, Inc is the sole general partner with an approximate 96.2% and 96.0% ownership interest at December 31, 2014 and 2013, respectively, and through its taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships.
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At December 31, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of GLA and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2014, we had 173 employees.
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (the "SEC"). You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application via the SEC's home page on the Internet (http://www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
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

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $625.0 million unsecured credit facility (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. As of February 24, 2015, we had approximately $418.0 million available for additional borrowings under the Unsecured Credit Facility.

Recent Developments
During the year ended December 31, 2014, we acquired eight industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $95.7 million, excluding costs incurred in conjunction with the acquisitions. Additionally, we placed in-service five developments totaling approximately 1.6 million square feet of GLA for a total cost of approximately $115.2 million. We also sold 29 industrial properties comprising approximately 2.0 million square feet of GLA and several land parcels for total gross sales proceeds of $102.6 million. At December 31, 2014, we owned 634 in-service industrial properties containing approximately 62.4 million square feet of GLA.
During the year ended December 31, 2014, we entered into a seven-year, $200.0 million unsecured loan (the "Unsecured Term Loan") with a syndicate of financial institutions. The Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into four interest rate protection agreements, with an aggregate notional value of $200.0 million, to effectively convert the variable rate to a fixed rate.
During the year ended December 31, 2014, we paid off and retired our 6.420% Notes due 2014 (the "2014 Notes"), at maturity, in the amount of $81.8 million and paid off and retired prior to maturity mortgage loans payable in the amount of $65.6 million. We recognized a loss from retirement of debt on our Consolidated Statement of Operations of $0.7 million.
During the year ended December 31, 2014, we redeemed all 50,000 Depositary Shares, each representing 1/100th of a share of our Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at a redemption price of $1,000.00 per Depositary Share. We also redeemed all 25,000 Depositary Shares, each representing 1/100th of a share of our 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at a redemption price of $1,000.00 per Depositary Share.
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
INDUSTRY
Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Accordingly, the competition we face to lease our existing properties and acquire new properties varies with the level of economic output.

Item 1A.	Risk Factors
Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, ability to pay distributions and the market price of our common stock. These risks, among others contained in our other filings with the SEC, include:
Disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.
From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases result in the unavailability of financing. A significant amount of our existing indebtedness was issued through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if volatility in or disruption of the capital markets occurs. Furthermore, we could potentially lose access to available liquidity under our Unsecured Credit Facility if one or more participating lenders were to default on their commitments. If our ability to issue additional debt or equity securities or to borrow money under our Unsecured Credit Facility were to be impaired by volatility in or disruption of the capital markets, it could have a material adverse effect on our liquidity and financial condition.
In addition, price volatility in the capital and credit markets could make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment loss in earnings.
Real estate investments fluctuate in value depending on conditions in the general economy and the real estate industry. These conditions may limit our revenues and available cash.
The factors that affect the value of our real estate and the revenues we derive from our properties include, among other things:

•	general economic conditions;

•	local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties;

•	local conditions such as oversupply or a reduction in demand in an area;

•	increasing labor and material costs;

•	the ability to collect on a timely basis all rents from tenants;

•	changes in tenant operations, real estate needs and credit;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;

•	zoning or other regulatory restrictions;

•	competition from other available real estate;

•	operating costs, including maintenance, insurance premiums and real estate taxes; and

•	other factors that are beyond our control.
Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations. These factors may be amplified by a disruption of financial markets.

Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.
We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.
We have routinely acquired properties from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations by the Company and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, our common stock.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to sell properties when appropriate or at all because real estate investments are not as liquid as certain other types of assets.
Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our property portfolio in response to changes in economic conditions or in the performance of the portfolio. This could adversely affect our financial condition and our ability to service debt and make distributions to our stockholders. In addition, like other companies qualifying as REITs under the Code, our ability to sell assets may be restricted by tax laws that potentially result in punitive taxation on asset sales that fail to meet certain safe harbor rules or other criteria established under case law.
We may be unable to sell properties on advantageous terms.
We have routinely sold properties to third parties as conditions warrant and, as part of our business, we intend to continue to do so. However, our ability to sell properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. If we are unable to sell properties on favorable terms or to redeploy the proceeds in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected. Further, if we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our operations and financial condition.

We may be unable to complete development and re-development projects on advantageous terms.
As part of our business, we develop new properties and re-develop existing properties as conditions warrant. This part of our business involves significant risks, including the following:

•	we may not be able to obtain financing for these projects on favorable terms;

•	we may not complete construction on schedule or within budget;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	contractor and subcontractor disputes, strikes, labor disputes or supply chain disruptions may occur; and

•
properties may perform below anticipated levels, producing cash flow below budgeted amounts, which may result in us paying too much for a property, cause the property to not be profitable and limit our ability to sell such properties to third parties.

To the extent these risks result in increased debt service expense, construction costs and delays in budgeted leasing, they could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock.
We may be unable to renew leases or find other lessees.
We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the spaces covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

We might fail to qualify as a REIT under existing laws and/or federal income tax laws could change.
We intend to operate so as to qualify as a REIT under the Code, and we believe that we are organized and will operate in a manner that allows us to continue to do so. However, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions. There are only limited judicial and administrative interpretations of these provisions, and they involve the determination of various factual matters and circumstances not entirely within our control.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax at corporate rates, including any applicable alternative minimum tax. This could result in a discontinuation or substantial reduction in dividends to stockholders and could reduce the cash available to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, we would be disqualified from electing treatment as a REIT for the four taxable years following the year during which we failed to qualify. Additionally, since the Internal Revenue Service ("IRS"), the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify our tax treatment and therefore, may adversely affect taxation of us and/or our stockholders.
Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the tax gain recognized from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we have implemented controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against our profits from these transactions. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may limit our ability to retain capital and require us to turn to external financing sources.
As a REIT, we must distribute to our stockholders at least 90% of our taxable income each year. We could, in certain instances, have taxable income without sufficient cash to enable us to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to do so. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders’ interests.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Subject to maintaining our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	we could incur significant costs associated with the settlement of the agreements;

•	the underlying transactions could fail to qualify as highly-effective cash flow hedges under generally accepted accounting practices; and

•	a court could rule that such an agreement is not legally enforceable.
We have adopted a practice relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This practice requires our Board of Directors to authorize our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our practice is that we do not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but our Board of Directors may choose to change these practices in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.
Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
We use debt to increase the rate of return to our stockholders and to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.
Failure to comply with covenants in our debt agreements could adversely affect our financial condition.
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility, our Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain cross-default provisions that may be triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our Unsecured Credit Facility, our Unsecured Term Loan or our senior unsecured notes, depending on which is in default, and such restructuring could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Cross-collateralization of mortgage loans could result in foreclosure on a significant portion of our properties if we are unable to service its indebtedness.
Certain of our mortgages were issued on a cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the debt. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that do not comprise the primary collateral for a loan, which may, in turn, result in acceleration of other indebtedness collateralized by such properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code.
We may have to make lump-sum payments on its existing indebtedness.
We are required to make lump-sum or "balloon" payments under the terms of some of our indebtedness. Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability to refinance the applicable indebtedness or to sell properties. Currently, we have no commitments to refinance any of our indebtedness.
Our mortgages may impact our ability to sell encumbered properties on advantageous terms or at all.
Certain of our mortgages contain, and some future mortgages may contain, substantial prepayment premiums that we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.
Adverse market and economic conditions could cause us to recognize impairment charges.
We regularly review our real estate assets for impairment indicators, such as a decline in a property’s occupancy rate, decline in general market conditions or a change in the expected hold period of an asset. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. As a result, we may be required to recognize asset impairment, which could materially and adversely affect our business, financial condition and results of operations. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment, to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Earnings and cash dividends, asset value and market interest rates affect the price of our common stock.
The market value of our common stock is based in large part upon the market’s perception of the growth potential of our earnings and cash dividends. The market value of our common stock is also based upon the value of our underlying real estate assets. For this reason, shares of our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of our common stock. An increase in market interest rates might lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

We may become subject to litigation, which could have a material and adverse effect on our financial condition, results of operations and cash flow.
We may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters could adversely impact our financial condition, results of operations and cash flow. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
We may incur unanticipated costs and liabilities due to environmental problems.
Under various federal, state and local laws, ordinances and regulations, we, as an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of or arrangement for the disposal or treatment of hazardous or toxic materials may cause us to also be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. In addition, changes to existing environmental regulations to address, among other things, climate change, could increase the scope of our potential liabilities.
Our insurance coverage does not include all potential losses.

Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities.  We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against those casualty types where we do have insurance, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur if an uninsured loss occurs, a loss in excess of insured limits occurs, or a loss is not paid due to insurer insolvency.

We could be subject to risks and liabilities in connection with joint venture arrangements.
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures and we may selectively develop and acquire properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	joint venturers may share certain approval rights over major decisions;

•	joint venturers might fail to fund their share of any required capital commitments;

•	joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

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
We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 (the "ADA") may result in unanticipated expenses.
The properties in our portfolio are subject to various covenants and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulation will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.
In addition, under the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, price per share of our common stock and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.
Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.
Terrorist attacks may harm our results of operations and financial condition. We cannot assure you that there will not be terrorist attacks in the localities in which we conduct business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations.
Adverse changes in our credit ratings could negatively affect our liquidity and business operations.
The credit ratings of our senior unsecured notes are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness and preferred stock that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating, and in the event any credit rating is downgraded, we could incur higher borrowing costs or may be unable to access certain or any capital markets.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
We are authorized to issue preferred stock. The issuance of preferred stock could adversely affect the holders of our common stock issued pursuant to our public offerings.
Our declaration of trust authorizes us to issue 150,000,000 shares, of which 10,000,000 shares are designated as preferred stock. Subject to approval by our Board of Directors, we may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of our common stock. Holders of our common stock do not have preemptive rights to acquire any shares issued by us in the future. If we ever create and issue preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, thereby reducing the amount a common stockholder might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of our company.
Our Board of Directors may change our strategies, policies or procedures without stockholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of our Board of Directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, our Board of Directors may change our governance policies provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

We may be unable to retain and attract key management personnel.
We may be unable to retain and attract talented executives. In the event of the loss of key management personnel or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, our operating results and financial condition could be materially and adversely affected.

Item 1B.	Unresolved SEC Comments
None.

Item 2.	Properties
General
At December 31, 2014, we owned 634 in-service industrial properties containing an aggregate of approximately 62.4 million square feet of GLA in 25 states, with a diverse base of approximately 1,800 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual base rent per square foot on a portfolio basis, calculated at December 31, 2014, was $4.64. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: light industrial, R&D/flex, bulk warehouse and regional warehouse. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.

The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space;

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space;

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space; and

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space.

The following tables summarize, by market, certain information as of December 31, 2014, with respect to the in-service properties.
In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Total
Metropolitan Area	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties
Atlanta, GA	622,944	11	137,004	3	3,820,667	14	923,807	7	5,504,422	35
Baltimore, MD	453,398	8	198,229	6	586,647	3	96,000	1	1,334,274	18
Central PA	297,790	6	—	—	4,832,102	10	381,719	4	5,511,611	20
Chicago, IL	629,597	9	197,997	3	4,233,468	15	478,111	6	5,539,173	33
Cincinnati, OH	278,000	5	100,000	2	416,250	2	763,069	5	1,557,319	14
Cleveland, OH	—	—	—	—	1,317,799	7	—	—	1,317,799	7
Dallas, TX	1,996,261	35	209,249	9	2,148,315	16	501,873	7	4,855,698	67
Denver, CO	1,147,393	26	369,949	10	397,495	3	756,685	7	2,671,522	46
Detroit, MI	2,097,715	74	160,163	5	658,927	5	550,089	13	3,466,894	97
Houston, TX	470,101	8	132,997	6	2,457,546	11	355,793	5	3,416,437	30
Indianapolis, IN	583,100	13	25,000	2	2,176,994	7	503,512	6	3,288,606	28
Miami, FL	81,791	1	—	—	142,804	1	281,626	6	506,221	8
Milwaukee, WI	276,126	5	55,940	1	1,126,929	6	90,089	1	1,549,084	13
Minneapolis/St. Paul, MN	969,796	14	265,565	3	3,424,963	15	297,960	4	4,958,284	36
Nashville, TN	163,852	2	—	—	1,249,288	5	—	—	1,413,140	7
Northern New Jersey	749,849	13	171,601	3	329,593	2	—	—	1,251,043	18
Philadelphia, PA	186,641	6	—	—	690,599	2	330,334	4	1,207,574	12
Phoenix, AZ	38,560	1	—	—	833,451	6	388,070	6	1,260,081	13
Salt Lake City, UT	190,620	6	146,937	6	279,179	1	122,900	1	739,636	14
Seattle, WA	—	—	—	—	100,611	1	126,803	2	227,414	3
Southern California(a)	772,878	21	88,064	1	2,852,620	11	682,572	11	4,396,134	44
Southern New Jersey	115,626	2	45,054	1	172,100	1	191,329	2	524,109	6
St. Louis, MO	503,132	8	191,923	2	1,741,695	7	—	—	2,436,750	17
Tampa, FL	212,901	6	654,748	27	209,500	1	—	—	1,077,149	34
Other(b)	201,997	5	—	—	2,096,108	8	88,498	1	2,386,603	14
Total	13,040,068	285	3,150,420	90	38,295,650	160	7,910,839	99	62,396,977	634
Occupancy by Industrial Building Type		92%		86%		96%		95%		94%
_______________

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.

(b)
Properties are located in Grand Rapids, MI, Austin, TX, Orlando, FL, Horn Lake, MS, Kansas City, MO, San Antonio, TX, Birmingham, AL, Jefferson County, KY, Greenville, KY, Des Moines, IA, Fort Smith, AR and Winchester, VA.

In-Service Property Summary Totals

Metropolitan Area	GLA	Number of Properties	Average Occupancy at 12/31/14	GLA as a % of Total Portfolio	Encumbrances at 12/31/14 (In 000s)(c)
Atlanta, GA	5,504,422	35	88%	8.8%	$24,481
Baltimore, MD	1,334,274	18	86%	2.1%	2,348
Central PA	5,511,611	20	99%	8.8%	52,016
Chicago, IL	5,539,173	33	97%	8.9%	46,560
Cincinnati, OH	1,557,319	14	95%	2.5%	13,461
Cleveland, OH	1,317,799	7	100%	2.1%	28,484
Dallas, TX	4,855,698	67	95%	7.8%	55,499
Denver, CO	2,671,522	46	95%	4.3%	23,774
Detroit, MI	3,466,894	97	96%	5.6%	—
Houston, TX	3,416,437	30	97%	5.5%	47,991
Indianapolis, IN	3,288,606	28	94%	5.3%	19,841
Miami, FL	506,221	8	99%	0.8%	—
Milwaukee, WI	1,549,084	13	99%	2.5%	17,484
Minneapolis/St. Paul, MN	4,958,284	36	87%	7.9%	75,496
Nashville, TN	1,413,140	7	99%	2.3%	27,464
Northern New Jersey	1,251,043	18	93%	2.0%	3,283
Philadelphia, PA	1,207,574	12	92%	1.9%	22,513
Phoenix, AZ	1,260,081	13	95%	2.0%	21,605
Salt Lake City, UT	739,636	14	91%	1.2%	6,983
Seattle, WA	227,414	3	100%	0.4%	4,604
Southern California(a)	4,396,134	44	98%	7.1%	73,683
Southern New Jersey	524,109	6	82%	0.8%	—
St. Louis, MO	2,436,750	17	91%	3.9%	17,636
Tampa, FL	1,077,149	34	89%	1.7%	—
Other(b)	2,386,603	14	99%	3.8%	14,779
Total or Average	62,396,977	634	94%	100%	$599,985
_______________

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.

(b)
Properties are located in Grand Rapids, MI, Austin, TX, Orlando, FL, Horn Lake, MS, Kansas City, MO, San Antonio, TX, Birmingham, AL, Jefferson County, KY, Greenville, KY, Des Moines, IA, Fort Smith, AR and Winchester, VA.

(c)
Certain properties are pledged as collateral under our mortgage financings at December 31, 2014. For purposes of this table, the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s carrying balance.

Property Acquisitions
During the year ended December 31, 2014, we acquired eight industrial properties and several land parcels for an aggregate purchase price of approximately $95.7 million. The industrial properties were acquired at a capitalization rate of approximately 6.6%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) and dividing it by the sum of the purchase price plus estimated costs incurred to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/14
Chicago, IL	1	53,260	Regional Warehouse	100%
Minneapolis/St. Paul, MN	2	451,968	Bulk Warehouse	100%
Phoenix, AZ	3	220,324	Bulk Warehouse/Regional Warehouse	71%
Southern California	2	358,792	Bulk Warehouse	100%
	8	1,084,344

Development Activity
During the year ended December 31, 2014, we placed in-service five developments totaling approximately 1.6 million square feet of GLA at a total cost of approximately $115.2 million. Included in total costs is $3.1 million incurred on leasing commissions. The capitalization rate for these developments, calculated using the estimated stabilized net operating income (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) divided by the total investment in the developed properties is 6.9%. The placed in-service developments have the following characteristics:

Developments Placed In Service - Metropolitan Area	GLA	Property Type	Occupancy at 12/31/14
Central PA	708,000	Bulk Warehouse	100%
Chicago, IL	250,243	Bulk Warehouse Expansion	100%
Minneapolis/St. Paul, MN	96,787	Regional Warehouse	100%
Southern California	489,038	Bulk Warehouse	100%
Southern California	43,485	Regional Warehouse	100%
	1,587,553

As of December 31, 2014, we substantially completed three industrial properties totaling approximately 1.0 million square feet of GLA and have four industrial properties that are under construction totaling approximately 1.3 million square feet of GLA. The estimated total costs for the three development properties that are substantially complete are approximately $62.0 million, of which $53.9 has been incurred as of December 31, 2014. The estimated total investment for the four development properties under construction is $79.0 million, of which $28.4 million has been incurred as of December 31, 2014. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above. The completed developments and developments under construction have the following characteristics:

Developments Completed - Not In Service - Metropolitan Area	GLA	Property Type	Quarter of Building Completion
Southern California	555,670	Bulk Warehouse	Q2 2014
Houston, TX	350,820	Bulk Warehouse	Q4 2014
Minneapolis/St. Paul, MN	142,290	Bulk Warehouse	Q4 2014
	1,048,780
Developments In Process - Metropolitan Area	GLA	Property Type	Anticipated Quarter of Building Completion
Dallas, TX (a)	598,445	Bulk Warehouse	Q1/Q2 2015
Dallas, TX	153,000	Bulk Warehouse	Q2 2015
Philadelphia, PA (b)	584,760	Bulk Warehouse	Q4 2015
	1,336,205
_______________
(a) Project includes the development of two buildings (376,601 square feet and 221,844 square feet).
(b) Project includes the development of two buildings (341,400 square feet and 243,360 square feet).
Property Sales
During the year ended December 31, 2014, we sold 29 industrial properties comprising approximately 2.0 million square feet of GLA, at a weighted average capitalization rate of 6.0%, and several land parcels for total gross sales proceeds of approximately $102.6 million. The capitalization rate for the 29 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The properties we sold this year have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	1	37,346	R&D/Flex
Baltimore, MD	6	369,979	Light Industrial/R&D/Flex
Chicago, IL	2	178,679	Bulk Warehouse/Light Industrial
Cincinnati, OH	1	502,000	Bulk Warehouse
Detroit, MI	5	102,240	Light Industrial/R&D/Flex
Houston, TX	2	205,773	Light Industrial
Indianapolis, IN	5	278,000	Light Industrial
Miami, FL	1	7,029	Light Industrial
Milwaukee, WI	2	67,600	Light Industrial
Philadelphia, PA	2	18,406	R&D/Flex
Seattle, WA	1	157,515	Bulk Warehouse
Tampa, FL	1	56,812	R&D/Flex
Total	29	1,981,379

Tenant and Lease Information
We have a diverse base of approximately 1,800 tenants engaged in a wide variety of businesses including retail, wholesale trade, distribution, manufacturing and professional services. At December 31, 2014, our leases have a weighted average lease length of 6.1 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2014, approximately 94% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 3.1% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.2% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2014. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases	247	4,086	$4.34	3.2%	5.4	$4.49	N/A
Renewal Leases	318	8,608	$4.40	11.9%	4.2	$1.26	69.5%
Development Leases	15	1,755	$5.25	N/A	9.0	N/A	N/A
Total / Weighted Average	580	14,449	$4.48	9.1%	5.1	$2.25	69.5%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the year ended December 31, 2014, 196 new leases with free rent periods during the lease term on 5.1 million square feet of GLA commenced. Total free rent concessions of $6.9 million were associated with these new leases. Additionally, during the year ended December 31, 2014, 22 renewal leases with free rent periods during the lease term on 0.9 million square feet of GLA commenced. Total free rent concessions of $0.7 million were associated with these renewal leases.

Lease Expirations
Fundamentals for the United States industrial real estate market continued to improve in 2014, as growth in the general economy drove additional demand for space. Development of new industrial space increased in response to this growth in demand, but incremental demand continued to exceed new supply. The fourth quarter of 2014 marked the 18th consecutive quarter of positive net absorption for the overall market. These conditions resulted in improved market rental rate environments in virtually all of our markets. Based on our recent experience, the favorable supply-demand balance and the forecast from a leading national research company, for 2015, we expect our average net rental rates for renewal leases on a cash basis to be slightly higher than the expiring rates. Net rental rates for new leases on a cash basis on average are expected to be slightly lower than the comparative prior leases for 2015, primarily due to the differing market conditions when the comparative leases were structured and the impact of contractual rent escalations within those leases. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2014.

Year of Expiration(1)	Number of Leases Expiring	GLA Expiring(2)	Percentage of GLA Expiring(2)	Annual Base Rent Under Expiring Leases(3)	Percentage of Total Annual Base Rent Expiring(3)
				(In thousands)
2015	351	6,412,756	11%	$30,884	12%
2016	413	10,893,422	19%	49,571	18%
2017	329	7,834,085	14%	38,202	14%
2018	239	8,245,190	14%	38,909	14%
2019	201	7,005,304	12%	33,452	12%
2020	115	5,277,889	9%	23,877	9%
2021	56	4,635,796	8%	18,557	7%
2022	30	1,510,178	3%	7,259	3%
2023	19	1,578,362	3%	7,620	3%
2024	15	1,694,355	3%	7,178	3%
Thereafter	25	2,619,557	4%	12,315	5%
Total	1,793	57,706,894	100%	$267,824	100%
_______________

(1)	Includes leases that expire on or after January 1, 2015 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 3,530,966 aggregate square feet and December 31, 2014 move outs of 1,159,117 aggregate square feet.

(3)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2014, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	High	Low	Distribution Declared
December 31, 2014	$21.16	$16.96	$0.1025
September 30, 2014	$19.30	$16.91	$0.1025
June 30, 2014	$19.37	$17.86	$0.1025
March 31, 2014	$19.50	$16.42	$0.1025
December 31, 2013	$18.81	$16.30	$0.0850
September 30, 2013	$17.08	$14.83	$0.0850
June 30, 2013	$18.71	$14.26	$0.0850
March 31, 2013	$17.13	$14.22	$0.0850
We had 450 common stockholders of record registered with our transfer agent as of February 24, 2015.
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
Our common share distribution policy is determined by our board of directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that we meet the minimum distribution requirements set forth in the Code. We met the minimum distribution requirements with respect to 2014.
During the year ended December 31, 2014, the Operating Partnership did not issue any units of limited partnership interest (“Units”).
Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are redeemable for common stock of the Company on a one-for-one basis or cash at the option of the Company.
Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	352,944	$—	3,480,365
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	352,944	$—	3,480,365

Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The historical information set forth below is not necessarily indicative of future performance.

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$167.50	$195.60	$269.22	$340.64	$410.11
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
FTSE NAREIT Equity REITs	$100.00	$127.96	$138.57	$163.60	$167.63	$218.16
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

	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$344,599	$318,454	$304,517	$292,757	$296,678
Income (Loss) from Continuing Operations	23,265	3,972	(25,063)	(36,489)	(151,090)
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc’s Common Stockholders	19,813	(9,142)	(39,864)	(51,776)	(156,986)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	46,629	25,907	(22,069)	(27,010)	(222,498)
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.18	$(0.09)	$(0.44)	$(0.65)	$(2.49)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	0.42	0.24	(0.24)	(0.34)	(3.53)
Distributions Per Share	$0.41	$0.34	$0.00	$0.00	$0.00
Basic Weighted Average Shares	109,922	106,995	91,468	80,616	62,953
Diluted Weighted Average Shares	110,325	106,995	91,468	80,616	62,953
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,183,369	$3,119,547	$3,121,448	$2,992,096	$2,618,767
Total Assets	2,581,995	2,597,510	2,608,842	2,666,657	2,750,054
Indebtedness (Inclusive of Indebtedness Held for Sale)	1,349,846	1,296,806	1,335,766	1,479,483	1,742,776
Total Equity	1,090,827	1,171,219	1,145,653	1,072,595	892,144
Cash Flow Data:
Cash Flow From Operating Activities	$137,176	$125,751	$136,422	$87,534	$83,189
Cash Flow From Investing Activities	(69,069)	(61,313)	(42,235)	(3,779)	(9,923)
Cash Flow From Financing Activities	(66,166)	(61,748)	(99,407)	(99,504)	(230,383)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
In addition, the following discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of REITs) and actions of regulatory authorities; our ability to qualify and maintain our status as a REIT; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land) in the Company’s current and potential market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; risks related to our investments in properties through joint ventures; environmental liabilities; delays in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to REITs; and those additional factors described in Item 1A, "Risk Factors" and elsewhere in this report and in the Company's other Exchange Act reports. We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.
The Company was organized in the state of Maryland on August 10, 1993. We are a REIT, as defined in the Code. We began operations on July 1, 1994. Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by us, including the Operating Partnership, of which we are the sole general partner, and through our taxable REIT subsidiaries. We also conduct operations through the Other Real Estate Partnerships and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partner of the Other Real Estate Partnerships.
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture). At December 31, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of GLA and the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties and access to external capital.
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability to acquire existing, and develop new industrial properties on favorable terms. The Company seeks to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.
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
We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility, and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•
Accounts Receivable: We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under our outstanding accounts receivable, including straight-line rent. In order to mitigate these risks, we perform credit reviews and analyses on our major existing tenants and all prospective tenants meeting certain financial thresholds before leases are executed. We maintain an allowance for doubtful accounts which is an estimate that is based on our assessment of various factors including the accounts receivable aging, customer credit-worthiness and historical bad debts.

•
Investment in Real Estate: We allocate purchase price of acquired properties to tangible (land, building, tenant improvements) and identified intangible assets (leasing commissions, in-place leases, tenant relationships, above and below market leases and below market ground lease obligations). Above-market and below-market lease and below market ground lease obligation values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above market leases are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases and acquired below market leases are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases. Leasing commission, in-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to leasing commission and in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

•
Capitalization of Costs: We capitalize costs incurred in developing and expanding real estate assets as part of the investment basis. During the construction period, we capitalize interest costs, real estate taxes and certain costs of the personnel performing development up to the time the property is substantially complete. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. We also capitalize internal and external costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of prepaid expenses and other assets. The determination and calculation of certain costs requires estimates by us.

•
Impairment of Real Estate Assets: We review our real estate assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We utilize the guidelines established under the Financial Accounting Standards Board’s (the "FASB") guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of the property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is generally determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective. To the extent applicable marketplace data is available, we generally use the market approach in estimating the fair value of undeveloped land. Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.

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

•
Deferred Tax Assets and Liabilities: In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT and changes in tax laws. Adjustments required in any given period are included within the income tax provision. In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

RESULTS OF OPERATIONS
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $46.6 million and $25.9 million for the years ended December 31, 2014 and 2013, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.42 per share and $0.24 per share for the years ended December 31, 2014 and 2013, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an in-service property through December 31, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through December 31, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2014 and 2013, the average occupancy rates of our same store properties were 92.5% and 90.9%, respectively.

	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$331,594	$315,118	$16,476	5.2%
Acquired Properties	6,894	453	6,441	1,421.9%
Sold Properties	7,007	20,727	(13,720)	(66.2)%
(Re) Developments and Land, Not Included Above	4,165	1,425	2,740	192.3%
Other	1,946	1,458	488	33.5%
	$351,606	$339,181	$12,425	3.7%
Discontinued Operations	(7,007)	(20,727)	13,720	(66.2)%
Total Revenues	$344,599	$318,454	$26,145	8.2%
Revenues from same store properties increased $16.5 million primarily due to an increase in occupancy, an increase in tenant recoveries and a one-time restoration fee recognized in 2014, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $6.4 million due to the 10 industrial properties acquired subsequent to December 31, 2012 totaling approximately 2.2 million square feet of GLA. Revenues from sold properties decreased $13.7 million due to the 96 industrial properties sold subsequent to December 31, 2012 totaling approximately 5.0 million square feet of GLA. Revenues from (re)developments and land increased $2.7 million due to an increase in occupancy. Other revenues increased $0.5 million primarily due to an increase in maintenance company revenues and other one-time revenue transactions.

	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$100,468	$93,542	$6,926	7.4%
Acquired Properties	2,647	454	2,193	483.0%
Sold Properties	2,784	8,126	(5,342)	(65.7)%
(Re) Developments and Land, Not Included Above	2,871	903	1,968	217.9%
Other	8,513	8,815	(302)	(3.4)%
	$117,283	$111,840	$5,443	4.9%
Discontinued Operations	(2,784)	(8,126)	5,342	(65.7)%
Total Property Expenses	$114,499	$103,714	$10,785	10.4%
 Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $6.9 million primarily due to higher snow removal costs incurred during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the harsh 2014 winter, an increase in real estate tax expense and an increase in bad debt expense. Property expenses from acquired properties increased $2.2 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $5.3 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $2.0 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.
For the years ended December 31, 2014 and 2013, we recognized $1.0 million and $0.3 million, respectively, of expense related to costs associated with acquiring buildings from third parties.

	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$104,120	$104,676	$(556)	(0.5)%
Acquired Properties	4,642	871	3,771	433.0%
Sold Properties	2,388	7,727	(5,339)	(69.1)%
(Re) Developments and Land, Not Included Above	2,609	786	1,823	231.9%
Corporate Furniture, Fixtures and Equipment	526	618	(92)	(14.9)%
	$114,285	$114,678	$(393)	(0.3)%
Discontinued Operations	(2,388)	(7,727)	5,339	(69.1)%
Total Depreciation and Other Amortization	$111,897	$106,951	$4,946	4.6%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.8 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $5.3 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $1.8 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income decreased $0.2 million, or 10.4%, primarily due to a decrease in the weighted average note receivable balance outstanding for the year ended December 31, 2014 as compared to the year ended December 31, 2013 partially offset by the receipt of prepayment fees of $0.7 million related to note receivables that were paid off early during the year ended December 31, 2014.
Interest expense decreased $1.4 million, or 1.9%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2014 (5.33%) as compared to the year ended December 31, 2013 (5.77%), partially offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2014 ($1,380.6 million) as compared to the year ended December 31, 2013 ($1,338.5 million) and a decrease in capitalized interest of $2.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to a decrease in development activities.
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Preferred Stock. The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.1 million in mark-to-market net gain, inclusive of $0.8 million in swap payments, for the year ended December 31, 2013. The Series F Agreement matured on October 1, 2013.
For the year ended December 31, 2014, we recognized a loss from retirement of debt of $0.7 million due to the early payoff of certain mortgage loans. For the year ended December 31, 2013, we recognized a loss from retirement of debt of $6.6 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized loan fees associated with the amendment of our revolving line of credit.
Equity in income of joint ventures increased $3.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2014 and 2013.

	2014	2013
	($ in 000’s)
Total Revenues	$7,007	$20,727
Property Expenses	(2,784)	(8,126)
Impairment of Real Estate	—	(2,652)
Depreciation and Amortization	(2,388)	(7,727)
Gain on Sale of Real Estate	25,988	34,344
Income from Discontinued Operations	$27,823	$36,566
Income from discontinued operations for the year ended December 31, 2014 reflects the results of operations and gain on sale of real estate relating to 29 industrial properties that were sold during the year ended December 31, 2014.
Income from discontinued operations for the year ended December 31, 2013 reflects the results of operations and gain on sale of real estate relating to 67 industrial properties that were sold during the year ended December 31, 2013 and the results of operations of 29 industrial properties that were sold during the year ended December 31, 2014. The impairment loss for the year ended December 31, 2013 of $2.7 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon third party purchase contracts for properties held for sale during 2013.
The $0.1 million loss and $1.1 million gain on sale of real estate for the years ended December 31, 2014 and 2013, respectively, resulted from the sale of land parcels that did not meet the criteria for inclusion in discontinued operations.

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
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2013 and 2012. Same store properties are properties owned prior to January 1, 2012 and held as an in-service property through December 31, 2013 and developments and redevelopments that were placed in service prior to January 1, 2012 or were substantially completed for the 12 months prior to January 1, 2012. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2011 and held as an operating property through December 31, 2013. Sold properties are properties that were sold subsequent to December 31, 2011. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2012 or b) stabilized prior to January 1, 2012. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2013 and 2012, the average occupancy rates of our same store properties were 90.1% and 88.3%, respectively.

	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$317,460	$309,051	$8,409	2.7%
Acquired Properties	2,729	1,954	775	39.7%
Sold Properties	10,892	21,618	(10,726)	(49.6)%
(Re) Developments and Land, Not Included Above	6,641	716	5,925	827.5%
Other	1,459	2,635	(1,176)	(44.6)%
	$339,181	$335,974	$3,207	1.0%
Discontinued Operations	(20,727)	(31,457)	10,730	(34.1)%
Total Revenues	$318,454	$304,517	$13,937	4.6%
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

	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$95,591	$89,472	$6,119	6.8%
Acquired Properties	1,047	420	627	149.3%
Sold Properties	4,226	8,700	(4,474)	(51.4)%
(Re) Developments and Land, Not Included Above	2,160	709	1,451	204.7%
Other	8,816	9,485	(669)	(7.1)%
	$111,840	$108,786	$3,054	2.8%
Discontinued Operations	(8,126)	(12,269)	4,143	(33.8)%
Total Property Expenses	$103,714	$96,517	$7,197	7.5%
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
General and administrative expense decreased $2.2 million, or 8.9%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to the acceleration of expense recorded during 2012 related to restricted stock held by the Company’s CEO in connection with the terms of his employment agreement that was entered into in December 2012.
For the years ended December 31, 2013 and 2012, we recognized $0.3 million and $0.04 million, respectively, of expense related to costs associated with acquiring buildings from third parties.
The impairment reversal included in continuing operations for the year ended December 31, 2012 of $0.2 million is primarily comprised of an impairment reversal relating to certain industrial properties that no longer qualified for held for sale classification.

	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$106,797	$112,435	$(5,638)	(5.0)%
Acquired Properties	1,755	808	947	117.2%
Sold Properties	3,646	7,832	(4,186)	(53.4)%
(Re) Developments and Land, Not Included Above	1,862	357	1,505	421.6%
Corporate Furniture, Fixtures and Equipment	618	1,077	(459)	(42.6)%
	$114,678	$122,509	$(7,831)	(6.4)%
Discontinued Operations	(7,727)	(11,648)	3,921	(33.7)%
Total Depreciation and Other Amortization	$106,951	$110,861	$(3,910)	(3.5)%
Depreciation and other amortization for same store properties decreased $5.6 million due to a decrease in catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the year ended December 31, 2012, certain intangible assets related to acquisitions of real estate becoming fully depreciated as well as certain adjustments, which should have been recorded in previous periods, recorded during the years ended December 31, 2013 and 2012 causing a decrease in depreciation and amortization expense. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $4.2 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $1.5 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.5 million due to assets becoming fully depreciated.

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
We recorded $0.1 million in mark-to-market net gain, inclusive of $0.8 million in swap payments related to the Series F Agreement, for the year ended December 31, 2013, as compared to $0.3 million in mark-to-market net loss, inclusive of $1.2 million in swap payments, for the year ended December 31, 2012. The Series F Agreement matured on October 1, 2013.
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
Equity in income of joint ventures decreased $1.4 million, or 91.3%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in our pro rata share of gain and earn-outs on property sales from the 2003 Net Lease Joint Venture.
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

	2013	2012
	($ in 000’s)
Total Revenues	$20,727	$31,457
Property Expenses	(8,126)	(12,269)
Impairment of Real Estate	(2,652)	(1,438)
Depreciation and Amortization	(7,727)	(11,648)
Gain on Sale of Real Estate	34,344	12,665
Income from Discontinued Operations	$36,566	$18,767
Income from discontinued operations for the year ended December 31, 2013 reflects the results of operations and gain on sale of real estate relating to 67 industrial properties that were sold during the year ended December 31, 2013 and the results of operations of 29 industrial properties that were sold during the year ended December 31, 2014. The impairment loss for the year ended December 31, 2013 of $2.7 million primarily relates to an impairment charge recorded due to the carrying values of certain properties exceeding the estimated fair value based upon third party purchase contracts for properties held for sale during 2013.
Income from discontinued operations for the year ended December 31, 2012 reflects the results of operations and gain on sale of real estate relating to 28 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 29 industrial properties that were sold during the year ended December 31, 2014 and the results of operations of

67 industrial properties that were sold during the year ended December 31, 2013. The impairment loss for the year ended December 31, 2012 of $1.4 million relates to impairment charges recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2012.
The $1.1 million and $3.8 million gain on sale of real estate for the years ended December 31, 2013 and 2012, respectively, resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, our cash and cash equivalents and restricted cash were approximately $9.5 million and $1.8 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $433.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through December 31, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $23.2 million in mortgage loans payable outstanding at December 31, 2014 that mature or we anticipate prepaying during 2015. We expect to satisfy these payment obligations prior to December 31, 2015 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain our REIT qualification under the Code and distributions approved by our Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We also finance the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available. At December 31, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.662%. As of February 24, 2015, we had approximately $418.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants in 2015.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Year Ended December 31, 2014
Net cash provided by operating activities of approximately $137.2 million for the year ended December 31, 2014, was comprised primarily of the non-cash adjustments of approximately $100.3 million, a book overdraft of approximately $0.3 million, and net income of approximately $51.0 million, offset by the net change in operating assets and liabilities of approximately $2.1 million, payments of discounts and prepayment penalties associated with retirement of debt of approximately $10.7 million and equity in income of Joint Ventures in excess of distributions of approximately $1.6 million. The adjustments for the non-cash items of approximately $100.3 million are primarily comprised of depreciation and amortization of approximately $126.8 million, the loss from retirement of debt of approximately $0.7 million and the provision for bad debt of approximately $1.4 million, offset by the gain on sale of real estate of approximately $25.9 million and the effect of the straight-lining of rental income of approximately $2.7 million.
Net cash used in investing activities of approximately $69.1 million for the year ended December 31, 2014, was comprised primarily of the acquisition of certain land parcels and eight industrial properties comprising approximately 1.1 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, repayments on our notes receivable and net distributions from our Joint Ventures.

During the year ended December 31, 2014, we sold 29 industrial properties comprising approximately 2.0 million square feet of GLA and several land parcels. Proceeds from the sales of the 29 industrial properties and several land parcels, net of closing costs, were approximately $98.5 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale in 2015.
Net cash used in financing activities of approximately $66.2 million for the year ended December 31, 2014, was comprised primarily of the redemption of our Series F Preferred Stock and Series G Preferred Stock, repayments on our senior unsecured notes and mortgage loans payable, common stock/unit and preferred stock dividends, payments of debt issuance costs and the repurchase and retirement of restricted stock, offset by proceeds from the Unsecured Term Loan (as defined hereafter) and net proceeds from our Unsecured Credit Facility.
During the year ended December 31, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the year ended December 31, 2014, we paid off and retired prior to maturity mortgage loans in the amount of $65.6 million. Additionally, we paid off and retired our 2014 Notes, at maturity, in the amount of $81.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the year ended December 31, 2014, we redeemed all 50,000 Depositary Shares of the Series F Preferred Stock for $50.0 million and paid a pro-rated first quarter dividend of $11.3299 per Depositary Share, totaling approximately $0.6 million. Additionally, during the year ended December 31, 2014, we redeemed all 25,000 Depositary Shares of the Series G Preferred Stock for $25.0 million and paid a semi-annual dividend of $36.18 per Depositary Share, totaling approximately $0.9 million.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2014:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$33,914	$1,939	$3,886	$1,698	$26,391
Real Estate Development Costs(1)(3)	50,600	50,600	—	—	—
Long Term Debt	1,349,997	12,158	605,593	244,764	487,482
Interest Expense on Long Term Debt(1)(4)	278,806	64,334	94,997	60,156	59,319
Total	$1,713,317	$129,031	$704,476	$306,618	$573,192
_______________

(1)	Not on balance sheet.

(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $5.4 million due in the future under non-cancelable subleases.

(3)	Represents estimated remaining costs on the completion of development projects.

(4)
Includes interest expense on our Unsecured Term Loan, inclusive of the impact of $200.0 million of interest rate protection agreements which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements
At December 31, 2014, we had letters of credit and performance bonds outstanding amounting to $17.6 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Environmental
We paid approximately $0.7 million and $0.6 million in 2014 and 2013, respectively, related to environmental expenditures. We estimate 2015 expenditures of approximately $0.5 million. We estimate that the aggregate expenditures which need to be expended in 2015 and beyond with regard to currently identified environmental issues will not exceed approximately $1.8 million.
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
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2014, $1,164.8 million (86.3% of total debt at December 31, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $185.0 million (13.7% of total debt at December 31, 2014) of our debt was variable rate debt. At December 31, 2013, $1,123.8 million (86.7% of total debt at December 31, 2013) of our debt was fixed rate debt and $173.0 million (13.3% of total debt at December 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2014 and 2013, we had approximately $185.0 million and $173.0 million, respectively, of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements during the year ended December 31, 2014). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2014 and 2013 would have increased by approximately $0.03 million and $0.03 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2014 and 2013. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $7.2 million and $7.5 million during the years ended December 31, 2014 and 2013.
As of December 31, 2014 and 2013, the estimated fair value of our debt was approximately $1,422.5 million and $1,340.7 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2014, we had interest rate protection agreements with a notional aggregate amount outstanding of $420.0 million, which mitigate our exposure to interest rates. $200.0 million of the interest rate protection agreements fix our interest rate on our Unsecured Term Loan and $220.0 million fix our interest rate to maintain our flexibility to pursue an offering of long-term unsecured debt in the future. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

The following table shows a reconciliation of net income (loss) available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$46,629	$25,907	$(22,069)
Adjustments:
Depreciation and Other Amortization of Real Estate	111,371	106,333	109,784
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	2,388	7,727	11,648
Equity in Depreciation and Other Amortization of Joint Ventures	117	273	(20)
Impairment of Depreciated Real Estate	—	—	(192)
Impairment of Depreciated Real Estate Included in Discontinued Operations	—	2,652	1,438
Non-NAREIT Compliant Gain	(25,988)	(34,344)	(12,665)
Non-NAREIT Compliant Gain from Joint Ventures	(3,346)	(111)	(902)
Gain on Change in Control of Interests	—	—	(776)
Noncontrolling Interest Share of Adjustments	(3,281)	(3,426)	(5,606)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$127,890	$105,011	$80,640

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, impairment charges, interest income, equity in income from joint ventures, income tax benefit and expense, gains and losses on retirement of debt, sale of real estate and mark-to-market of interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(In thousands)
Same Store Properties - Revenues	$331,594	$315,118
Same Store Properties - Property Expenses	100,468	93,542
Same Store Net Operating Income Before Adjustments	$231,126	$221,576
Adjustments:
Lease Inducement Amortization	1,064	1,112
Straight-line Rent	(929)	(3,919)
Above / Below Market Rent Amortization	(827)	(562)
Lease Termination Fees	(1,482)	(998)
One-Time Restoration Fee	(2,638)	—
Same Store Net Operating Income	$226,314	$217,209
Subsequent Events
From January 1, 2015 to February 24, 2015, we sold six industrial properties for approximately $12.9 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data
See Index to Financial Statements and Financial Statement Schedule included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

Exhibits	Description
4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.9
Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.10
Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.11
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1
Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 and effective March 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-13102)

10.2
Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)

10.3
Form of Non-Competition Agreement between Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)

10.4†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.5
Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.6
Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.7†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.8†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.9†
Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.10†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.12†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibits	Description
10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.14†
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013, File No. 1-13102)

10.15	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)

10.16†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)

10.17†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)

10.18†
Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.19†
Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.20†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.21†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.22†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.23†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.24†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.25†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.26†
First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)

10.27†
Employment Agreement dated as of December 17, 2012 by and among the Company, First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 19, 2012, File No. 1-13102)

10.28†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

10.29†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)

10.30†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)

10.31†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)

10.32†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 13, 2011, File No. 1-13102)

10.33†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.34†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

Exhibits	Description
10.35†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.36†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.37†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.38†
Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, file No. 1-13102)

10.39*†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.40†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.41†
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.42
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

10.43	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.44†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.45†	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.46†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.47†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.48†	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

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

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

Exhibits	Description
4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.9
Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.10
Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.11
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1
Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 and effective March 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-13102)

10.2
Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102)

10.3
Form of Non-Competition Agreement between Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)

10.4†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.5
Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.6
Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.7†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.8†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.9†
Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.10†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.12†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.13†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.14†
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013, File No. 1-13102)

Exhibits	Description
10.15	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)

10.16†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)

10.17†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)

10.18†
Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.19†
Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.20†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.21†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.22†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.23†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.24†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.25†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.26†
First Amendment, dated as of December 29, 2008, to Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)

10.27†
Employment Agreement dated as of December 17, 2012 by and among the Company, First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 19, 2012, File No. 1-13102)

10.28†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

10.29†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)

10.30†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)

10.31†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)

10.32†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 13, 2011, File No. 1-13102)

10.33†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.34†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

10.35†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.36†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.37†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

Exhibits	Description
10.38†
Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, file No. 1-13102)

10.39*†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.40†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.41†
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.42
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

10.43	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.44†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.45†	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.46†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.47†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.48†	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2015

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$718,188	$703,478
Buildings and Improvements	2,439,887	2,390,566
Construction in Progress	25,294	25,503
Less: Accumulated Depreciation	(786,978)	(748,044)
Net Investment in Real Estate	2,396,391	2,371,503
Cash and Cash Equivalents	9,500	7,577
Restricted Cash	1,829	—
Tenant Accounts Receivable, Net	7,356	5,705
Investments in Joint Venture	71	907
Deferred Rent Receivable, Net	58,130	56,417
Deferred Financing Costs, Net	10,448	11,406
Deferred Leasing Intangibles, Net	33,526	29,790
Prepaid Expenses and Other Assets, Net	64,744	114,205
Total Assets	$2,581,995	$2,597,510
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$599,985	$677,890
Senior Unsecured Notes, Net	364,861	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	185,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	79,733	75,305
Deferred Leasing Intangibles, Net	12,726	13,626
Rents Received in Advance and Security Deposits	36,914	30,265
Dividend Payable	11,949	10,289
Total Liabilities	1,491,168	1,426,291
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Preferred Stock (See Note 6)	—	—
Common Stock ($0.01 par value, 150,000,000 shares authorized, 114,924,980 and 114,304,964 shares issued and 110,600,866 and 109,980,850 shares outstanding)	1,149	1,143
Additional Paid-in-Capital	1,872,336	1,938,886
Distributions in Excess of Accumulated Earnings	(670,650)	(669,896)
Accumulated Other Comprehensive Loss	(13,867)	(3,265)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,048,950	1,126,850
Noncontrolling Interest	41,877	44,369
Total Equity	1,090,827	1,171,219
Total Liabilities and Equity	$2,581,995	$2,597,510
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands except per share data)
Revenues:
Rental Income	$259,609	$245,064	$236,661
Tenant Recoveries and Other Income	84,990	73,390	67,856
Total Revenues	344,599	318,454	304,517
Expenses:
Property Expenses	114,499	103,714	96,517
General and Administrative	23,418	22,821	25,063
Acquisition Costs	960	331	40
Impairment of Real Estate	—	—	(192)
Depreciation and Other Amortization	111,897	106,951	110,861
Total Expenses	250,774	233,817	232,289
Other Income (Expense):
Interest Income	2,110	2,354	2,874
Interest Expense	(72,178)	(73,558)	(83,506)
Amortization of Deferred Financing Costs	(3,098)	(3,225)	(3,460)
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	—	52	(328)
Loss from Retirement of Debt	(655)	(6,637)	(9,684)
Total Other Income (Expense)	(73,821)	(81,014)	(94,104)
Income (Loss) from Continuing Operations Before Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax (Provision) Benefit	20,004	3,623	(21,876)
Equity in Income of Joint Ventures	3,499	136	1,559
Gain on Change in Control of Interests	—	—	776
Income Tax (Provision) Benefit	(238)	213	(5,522)
Income (Loss) from Continuing Operations	23,265	3,972	(25,063)
Discontinued Operations:
Income Attributable to Discontinued Operations	1,835	2,222	6,102
Gain on Sale of Real Estate	25,988	34,344	12,665
Income from Discontinued Operations	27,823	36,566	18,767
Income (Loss) Before (Loss) Gain on Sale of Real Estate	51,088	40,538	(6,296)
(Loss) Gain on Sale of Real Estate	(83)	1,100	3,777
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(210)	—
Net Income (Loss)	51,005	41,428	(2,519)
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1,895)	(1,121)	1,201
Net Income (Loss) Attributable to First Industrial Realty Trust, Inc.	49,110	40,307	(1,318)
Less: Preferred Dividends	(1,019)	(8,733)	(18,947)
Less: Redemption of Preferred Stock	(1,462)	(5,667)	(1,804)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$46,629	$25,907	$(22,069)
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.18	$(0.09)	$(0.44)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.24	$0.33	$0.20
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.42	$0.24	$(0.24)
Distributions Per Share	$0.41	$0.34	$0.00
Weighted Average Shares Outstanding - Basic	109,922	106,995	91,468
Weighted Average Shares Outstanding - Diluted	110,325	106,995	91,468
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Net Income (Loss)	$51,005	$41,428	$(2,519)
Mark-to-Market Loss on Interest Rate Protection Agreements	(12,279)	—	—
Amortization of Interest Rate Protection Agreements	1,358	2,411	2,271
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	1,116	3,247
Foreign Currency Translation Adjustment	(93)	(60)	32
Comprehensive Income	39,991	44,895	3,031
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(1,467)	(1,265)	913
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$38,524	$43,630	$3,944
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 31, 2011	$—	$911	$1,811,349	$(633,854)	$(11,712)	$(140,018)	$45,919	$1,072,595
Issuance of Common Stock, Net of Issuance Costs	—	109	134,327	—	—	—	—	134,436
Redemption of Preferred Stock	—	—	(48,240)	(1,804)	—	—	—	(50,044)
Stock Based Compensation Activity	—	6	6,220	(1,644)	—	—	—	4,582
Conversion of Units to Common Stock	—	5	4,758	—	—	—	(4,763)	—
Reallocation—Additional Paid in Capital	—	—	(1,924)	—	—	—	1,924	—
Preferred Dividends	—	—	—	(18,947)	—	—	—	(18,947)
Net Loss	—	—	—	(1,318)	—	—	(1,201)	(2,519)
Reallocation—Other Comprehensive Income	—	—	—	—	(107)	—	107	—
Other Comprehensive Income	—	—	—	—	5,262	—	288	5,550
Balance as of December 31, 2012	$—	$1,031	$1,906,490	$(657,567)	$(6,557)	$(140,018)	$42,274	$1,145,653
Issuance of Common Stock, Net of Issuance Costs	—	107	173,678	—	—	—	—	173,785
Redemption of Preferred Stock	—	—	(144,384)	(5,667)	—	—	—	(150,051)
Stock Based Compensation Activity	—	4	5,476	(948)	—	—	—	4,532
Conversion of Units to Common Stock	—	1	995	—	—	—	(996)	—
Reallocation—Additional Paid in Capital	—	—	(3,369)	—	—	—	3,369	—
Common Stock and Unit Distributions	—	—	—	(37,288)	—	—	(1,574)	(38,862)
Preferred Dividends	—	—	—	(8,733)	—	—	—	(8,733)
Net Income	—	—	—	40,307	—	—	1,121	41,428
Reallocation—Other Comprehensive Income	—	—	—	—	(31)	—	31	—
Other Comprehensive Income	—	—	—	—	3,323	—	144	3,467
Balance as of December 31, 2013	$—	$1,143	$1,938,886	$(669,896)	$(3,265)	$(140,018)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	—	(75,049)
Stock Based Compensation Activity	—	4	4,880	(1,936)	—	—	—	2,948
Conversion of Units to Common Stock	—	2	2,153	—	—	—	(2,155)	—
Reallocation—Additional Paid in Capital	—	—	4	—	—	—	(4)	—
Common Stock and Unit Distributions	—	—	—	(45,447)	—	—	(1,816)	(47,263)
Preferred Dividends	—	—	—	(1,019)	—	—	—	(1,019)
Net Income	—	—	—	49,110	—	—	1,895	51,005
Reallocation—Other Comprehensive Income	—	—	—	—	(16)	—	16	—
Other Comprehensive Loss	—	—	—	—	(10,586)	—	(428)	(11,014)
Balance as of December 31, 2014	$—	$1,149	$1,872,336	$(670,650)	$(13,867)	$(140,018)	$41,877	$1,090,827
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$51,005	$41,428	$(2,519)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	93,457	94,271	100,074
Amortization of Deferred Financing Costs	3,098	3,225	3,460
Other Amortization	30,218	30,632	35,097
Impairment of Real Estate	—	2,652	1,246
Provision for Bad Debt	1,425	726	542
Equity in Income of Joint Ventures	(3,499)	(136)	(1,559)
Distributions from Joint Ventures	1,881	177	1,580
Gain on Sale of Real Estate	(25,905)	(35,444)	(16,442)
Gain on Change in Control of Interests	—	—	(776)
Loss from Retirement of Debt	655	6,637	9,684
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	—	(52)	328
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,582)	(3,192)	3,770
Increase in Deferred Rent Receivable	(2,715)	(4,516)	(3,504)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	452	(5,679)	10,791
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(10,650)	(4,978)	(7,065)
Cash Book Overdraft	336	—	1,715
Net Cash Provided by Operating Activities	137,176	125,751	136,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(96,045)	(73,642)	(55,508)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(123,037)	(114,806)	(83,222)
Net Proceeds from Sales of Investments in Real Estate	98,472	126,250	82,503
Contributions to and Investments in Joint Ventures	(31)	(38)	(190)
Distributions from Joint Ventures	2,475	104	90
Repayments of Notes Receivable	49,761	615	14,365
(Increase) Decrease in Escrows	(664)	204	(273)
Net Cash Used in Investing Activities	(69,069)	(61,313)	(42,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,419)	(3,575)	(1,545)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	—	174,081	134,905
Repurchase and Retirement of Restricted Stock	(4,667)	(2,968)	(2,690)
Common Stock and Unit Distributions Paid	(45,151)	(29,025)	—
Preferred Dividends Paid	(1,471)	(8,733)	(23,258)
Redemption of Preferred Stock	(75,000)	(150,000)	(50,000)
Payments on Interest Rate Protection Agreements	—	(1,079)	(1,144)
Proceeds from Origination of Mortgage Loans Payable	—	—	100,599
Repayments on Mortgage Loans Payable	(77,880)	(85,680)	(39,121)
Repayments of Senior Unsecured Notes	(71,578)	(29,769)	(166,153)
Proceeds from Unsecured Term Loan	200,000	—	—
Proceeds from Unsecured Credit Facility	356,000	373,000	339,000
Repayments on Unsecured Credit Facility	(344,000)	(298,000)	(390,000)
Net Cash Used in Financing Activities	(66,166)	(61,748)	(99,407)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18)	(51)	5
Net Increase (Decrease) in Cash and Cash Equivalents	1,941	2,690	(5,220)
Cash and Cash Equivalents, Beginning of Year	7,577	4,938	10,153
Cash and Cash Equivalents, End of Year	$9,500	$7,577	$4,938
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
We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which First Industrial Realty Trust, Inc. is the sole general partner, and through its taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. At December 31, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. We continue to conclude that we are not the primary beneficiary of this venture. Our maximum exposure to loss is equal to our investment. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of December 31, 2014, we owned 638 industrial properties located in 25 states, containing an aggregate of approximately 63.5 million square feet of GLA. Of the 638 properties owned by the Company on a consolidated basis, none of them are directly owned by First Industrial Realty Trust, Inc.
Any references to the number of buildings and square footage in the financial statement footnotes are unaudited.
2. Basis of Presentation
First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 96.2% and 96.0% ownership interest at December 31, 2014 and 2013, respectively. Noncontrolling interest of approximately 3.8% and 4.0% at December 31, 2014 and 2013, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
Our consolidated financial statements at December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012 include the accounts and operating results of the Company and our subsidiaries. Such financial statements present our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.
3. Summary of Significant Accounting Policies
In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2014 and 2013, and the reported amounts of revenues and expenses for each of the years ended December 31, 2014, 2013 and 2012. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to the 2013 and 2012 financial statements to conform to the 2014 presentation.

Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash
Restricted cash includes cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building, tenant improvements and leasing commissions. Such costs begin to be capitalized to the development projects from the point we are undergoing necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy.
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
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases, below market ground lease obligations and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases and below market ground lease obligations are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and below market ground lease obligations, and the initial term plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases.
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

Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2014	December 31, 2013
In-Place Leases	$16,850	$15,676
Above Market Leases	3,425	3,994
Below Market Ground Lease Obligation	1,823	—
Tenant Relationships	11,428	10,120
Total Included in Total Assets, Net of $28,808 and $30,017 of Accumulated Amortization	$33,526	$29,790
Below Market Leases	$12,726	$13,626
Total Included in Total Liabilities, Net of $8,735 and $8,240 of Accumulated Amortization	$12,726	$13,626
Amortization expense related to in-place leases and tenant relationships, exclusive of amortization expense related to in-place leases and tenant relationships included in discontinued operations, was $6,239, $5,598 and $6,768 for the years ended December 31, 2014, 2013 and 2012, respectively. Rental revenues increased by $925, $572 and $790 related to net amortization of above/(below) market leases, exclusive of net amortization related to above/(below) market leases included in discontinued operations, for the years ended December 31, 2014, 2013 and 2012, respectively. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2014 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2015	$5,708	$405
2016	$4,446	$950
2017	$3,957	$913
2018	$3,063	$840
2019	$2,362	$799
Foreign Currency Transactions and Translation
The assets and liabilities of our operations in Canada are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts are translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income. We sold our sole remaining real estate asset located in Canada during the year ended December 31, 2014.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $17,173 and $17,122 at December 31, 2014 and 2013, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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
We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,695 and $1,362 as of December 31, 2014 and 2013, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,888 and $1,694 as of December 31, 2014 and 2013, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

Gain on Sale of Real Estate
Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by us after completion of each sale are accrued and included in the determination of the gain on sales.

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

Derivative Financial Instruments
Historically, we have used interest rate protection agreements ("Agreements") to fix the interest rate on anticipated offerings of senior unsecured notes or convert floating rate debt and preferred stock to fixed rate. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (shareholders’ equity). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income (loss) immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 13 for more information on the Agreements.

Fair Value of Financial Instruments
Financial instruments other than our derivatives include tenant accounts receivable, notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured credit facility, unsecured term loan and senior unsecured notes. The fair values of tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable, unsecured credit facility, unsecured term loan and senior unsecured notes and see Note 4 for the fair value of our notes receivable.
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
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Upon adoption in the first quarter of 2015, we anticipate the disposition of properties, as well as the classification of properties held for sale, will generally no longer meet the guidance to be classified as discontinued operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard. A majority of our tenant-related revenue is recognized pursuant to lease agreements. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
4. Investment in Real Estate
Acquisitions
In 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture and several land parcels. The gross agreed-upon fair value for the industrial property was $21,819, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, which was subsequently paid off on the date of acquisition and whose carrying value approximated fair market value, in the amount of $12,026 and a cash payment of $8,324 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain during the year ended December 31, 2012 of $776 related to the difference between our carrying value and fair value of our equity interest on the acquisition date. The purchase price of the land parcels was approximately $46,695, excluding costs incurred in conjunction with the acquisition of the land parcels.
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

In 2014, we acquired eight industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $95,692, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
The purchase price of the industrial properties and land parcels acquired for the years ended December 31, 2014 and 2013, was allocated as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Land	$39,739	$34,518
Building and Improvements	44,070	33,244
Other Assets	1,863	517
Deferred Leasing Intangibles, Net	10,020	4,533
Total Purchase Price	$95,692	$72,812
We value third party acquisitions and acquisitions of unconsolidated joint venture partner interests in industrial properties on a similar basis, generally by applying an income capitalization approach. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements.
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded due to the real estate properties acquired for the years ended December 31, 2014 and 2013, which are recorded as deferred leasing intangibles, is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
In-Place Leases	$5,350	$2,807
Tenant Relationships	$3,440	$1,914
Above Market Leases	$316	$—
Below Market Ground Lease Obligation	$1,854	$—
Below Market Leases	$(940)	$(188)
The weighted average life, in months, of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
In-Place Leases	74	52
Tenant Relationships	131	112
Above Market Leases	66	N/A
Below Market Ground Lease Obligation	480	N/A
Below Market Leases	79	52

Sales and Discontinued Operations
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

In 2013, we sold 67 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $144,628. The gain on sale of real estate was approximately $35,444, of which $34,344 is shown in discontinued operations. The 67 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 67 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels, which do not meet the criteria to be included in discontinued operations, are included in continuing operations.
In 2014, we sold 29 industrial properties comprising approximately 2.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $102,596. The gain on sale of real estate was approximately $25,905, of which $25,988 is shown in discontinued operations. The 29 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 29 industrial properties sold are included in discontinued operations. The results of operations and loss on sale of real estate for the several land parcels, which do not meet the criteria to be included in discontinued operations, are included in continuing operations.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Total Revenues	$7,007	$20,727	$31,457
Property Expenses	(2,784)	(8,126)	(12,269)
Impairment of Real Estate	—	(2,652)	(1,438)
Depreciation and Amortization	(2,388)	(7,727)	(11,648)
Gain on Sale of Real Estate	25,988	34,344	12,665
Income from Discontinued Operations	$27,823	$36,566	$18,767
At December 31, 2014 and 2013, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $2,731 and $52,605, net of a discount of $0 and $191, respectively, which are included as a component of prepaid expenses and other assets. The note receivable outstanding at December 31, 2014, bears interest at a fixed rate of 4.75% and matured January 15, 2015. At December 31, 2014 and 2013, the fair value of the notes receivable, including accrued interest, was $2,732 and $53,482, respectively. The fair values of our notes receivable were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers based on similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs.

Impairment Charges
During the years ended December 31, 2013 and 2012, we recorded the following net non-cash impairment charges (reversals):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Sold Operating Properties - Discontinued Operations	$2,652	$1,438
Operating Properties - Continuing Operations	—	(192)
Total Net Impairment	$2,652	$1,246
The impairment charges for assets that qualify to be classified as held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value, less costs to sell. The impairment charges for assets not held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value. The net impairment charges recorded during the years ended December 31, 2013 and 2012 were due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction. Catch-up depreciation and amortization was recorded during the year ended December 31, 2012 for certain assets that were no longer classified as held for sale.
The accounting guidance for the fair value measurement provisions for the impairment of long lived assets establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The real estate assets measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013 were either sold or are recorded at carrying value at December 31, 2014.
The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses using expected cash flows and third party offers. For operational real estate assets, the most significant assumptions used in the discounted cash flow analyses included the discount rate, projected occupancy levels, market rental rates, capital expenditures and the terminal capitalization rate. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value.
5. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2014	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2014	December 31, 2013
Mortgage Loans Payable, Net	$599,985	$677,890	4.03% – 8.26%	4.03% – 8.26%	February 2016 – September 2022
Unamortized Premiums	(90)	(115)
Mortgage Loans Payable, Gross	$599,895	$677,775
Senior Unsecured Notes, Net
2016 Notes	$159,621	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,966	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,884	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,518	10,514	7.750%	7.87%	4/15/2032
2014 Notes	—	81,149	N/A	N/A	6/1/2014
2017 II Notes	101,806	101,778	5.950%	6.37%	5/15/2017
Subtotal	$364,861	$445,916
Unamortized Discounts	241	980
Senior Unsecured Notes, Gross	$365,102	$446,896
Unsecured Term Loan*	$200,000	N/A	1.906%	1.906%	1/29/2021
Unsecured Credit Facility**	$185,000	$173,000	1.662%	1.662%	9/29/2017
* We entered into interest rate protection agreements, with an aggregate notional value of $200,000, to effectively convert the variable rate to a fixed rate. See Note 13.
** The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the years ended December 31, 2014 and 2013, we paid off and retired prior to maturity mortgage loans payable in the amount of $65,558 and $72,261, respectively. In connection with these prepayments, we recognized $655 and $1,578 as loss from retirement of debt for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $740,281. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2014.

Senior Unsecured Notes, Net
During the year ended December 31, 2013, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2017 Notes	430	482
2017 II Notes	5,000	5,300
2028 Notes	23,394	26,547
2032 Notes	1,000	1,163
Total	$29,824	$33,492
In connection with these repurchases prior to maturity, we recognized $5,003 as loss from retirement of debt for the year ended December 31, 2013, which is the difference between the repurchase price and the principal amount retired, net of the pro rata write-off of the unamortized debt issue discount, the unamortized deferred financing costs and the unamortized settlement amount of the interest rate protection agreements of $28, $191 and $1,116, respectively.
During the year ended December 31, 2014, we paid off and retired our 2014 Notes, at maturity, in the amount of $81,794.
Unsecured Term Loan
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "Unsecured Term Loan") with a syndicate of financial institutions. The Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings.
Unsecured Credit Facility
On July 19, 2013, we amended and restated our $450,000 revolving credit agreement (the "Old Credit Facility"), increasing the borrowing capacity thereunder to $625,000 (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $825,000, subject to certain restrictions. The amendment extended the maturity date from December 12, 2014 to September 29, 2017 with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2014, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 150 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. In connection with the amendment of the Old Credit Facility, we wrote off $56 of unamortized deferred financing costs, which is included in loss from retirement of debt for the year ended December 31, 2013.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
2015	$12,158
2016	251,870
2017	353,723
2018	168,341
2019	76,423
Thereafter	487,482
Total	$1,349,997
The Unsecured Credit Facility, Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of December 31, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At December 31, 2014 and 2013, the fair value of our indebtedness was as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$599,985	$640,818	$677,890	$684,914
Senior Unsecured Debt, Net	364,861	395,320	445,916	482,781
Unsecured Term Loan	200,000	200,575	N/A	N/A
Unsecured Credit Facility	185,000	185,747	173,000	173,000
Total	$1,349,846	$1,422,460	$1,296,806	$1,340,695
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
6. Stockholders’ Equity
Preferred Stock
On May 27, 2004, we issued 50,000 Depositary Shares, each representing 1/100th of a share of our 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The Series F Preferred Stock was redeemable for cash at our option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 6, 2014, we fully redeemed the Series F Preferred Stock, at a redemption price of $1,000.00 per Depositary Share, and paid a pro-rated first quarter dividend of $11.3299 per Depositary Share, totaling $566. The initial offering costs associated with the issuance of the Series F Preferred Stock, as well as costs associated with the redemption, totaled $949 and are reflected as a deduction from net income in determining earnings per share for the year ended December 31, 2014.
On May 27, 2004, we issued 25,000 Depositary Shares, each representing 1/100th of a share of our 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The Series G Preferred Stock was redeemable for cash at our option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 31, 2014, we fully redeemed the Series G Preferred Stock, at a redemption price of $1,000.00 per Depositary Share, and paid a semi-annual dividend of $36.18 per depositary share, totaling $905. The initial offering costs associated with the issuance of the Series G Preferred Stock, as well as costs associated with the redemption, totaled $513 and are reflected as a deduction from net income in determining earnings per share for the year ended December 31, 2014.
On January 13, 2006, we issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%, Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The Series J Preferred Stock was redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On December 21, 2012, we redeemed 2,000,000 Depositary Shares of the Series J Preferred Stock at a redemption price of $25.00 per Depositary Share, and paid a pro-rated fourth quarter dividend of $0.407812 per Depositary Share, totaling $816. One-third of the initial offering costs associated with the issuance of the Series J Preferred Stock, as well as costs associated with the partial redemption, totaled $1,804 and are reflected as a deduction from net loss in determining earnings per share for the year ended December 31, 2012. The remaining 4,000,000 Depositary Shares of the Series J Preferred Stock were redeemed on April 11, 2013, at a redemption price of $25.00 per Depositary Share, and we paid a pro-rated second quarter dividend of $0.055382 per Depositary Share, totaling $221. The remaining initial offering costs associated with the issuance of the Series J Preferred Stock, as well as costs associated with the redemption, totaled $3,546 and are reflected as a deduction from net income in determining earnings per share for the year ended December 31, 2013.

On August 21, 2006, we issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%, Series K Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series K Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The Series K Preferred Stock was redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On July 18, 2013, we fully redeemed the Series K Preferred Stock at a redemption price of $25.00 per Depositary Share, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling $181. The initial offering costs associated with the issuance of the Series K Preferred Stock, as well as costs associated with the redemption, totaled $2,121 and are reflected as a deduction from net income in determining earnings per share for the year ended December 31, 2013.
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2014, no preferred shares were outstanding. The following table summarizes the preferred shares outstanding at December 31, 2013:

	Shares Outstanding	Liquidation Preference
Series F Preferred Stock	500	$50,000
Series G Preferred Stock	250	$25,000
Shares of Common Stock
For the years ended December 31, 2014, 2013 and 2012, 222,676, 105,028, and 535,026 limited partnership interests in the Operating Partnership ("Units"), respectively, were converted into an equivalent number of shares of common stock, resulting in a reclassification of $2,155, $996 and $4,763, respectively, of noncontrolling interest to First Industrial Realty Trust Inc.’s stockholders’ equity.
During the years ended December 31, 2013 and 2012, we issued 8,400,000 and 9,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds to us for the years ended December 31, 2013 and 2012, were $132,050 and $116,715, respectively.
On March 1, 2012, we entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "2012 ATM"). During the years ended December 31, 2013 and 2012, we issued 2,315,704 and 1,532,598 shares, respectively, of the Company’s common stock under the 2012 ATM resulting in net proceeds to us of $41,735 and $18,063. On March 12, 2014, we terminated the 2012 ATM in preparation for the commencement of the 2014 ATM (defined hereafter).
On March 13, 2014, we entered into distribution agreements with sales agents to sell up to 13,300,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2014 ATM"). During the year ended December 31, 2014, we issued no shares of common stock under the 2014 ATM. Under the terms of the 2014 ATM, sales are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

The following table is a roll-forward of our shares of common stock outstanding, including unvested restricted shares of common stock (see Note 12), for the three years ended December 31, 2014:

Shares of Common Stock Outstanding
Balance at December 31, 2011	86,807,402
Issuance of Common Stock, Including Vesting of Restricted Stock Units	11,085,905
Issuance of Restricted Stock Shares	565,137
Repurchase and Retirement of Restricted Stock Shares	(225,557)
Conversion of Operating Partnership Units	535,026
Balance at December 31, 2012	98,767,913
Issuance of Common Stock, Including Vesting of Restricted Stock Units	10,853,693
Issuance of Restricted Stock Shares	284,461
Repurchase and Retirement of Restricted Stock Shares	(30,245)
Conversion of Operating Partnership Units	105,028
Balance at December 31, 2013	109,980,850
Vesting of Restricted Stock Units	219,695
Issuance of Restricted Stock Shares	319,055
Repurchase and Retirement of Restricted Stock Shares	(141,410)
Conversion of Operating Partnership Units	222,676
Balance at December 31, 2014	110,600,866
Dividends/Distributions
The coupon rate of our Series F Preferred Stock reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes dividends/distributions accrued during the past three years:

	2014 Total Dividend/ Distribution*	2013 Total Dividend/ Distribution *	2012 Total Dividend/ Distribution*
Common Stock/Operating Partnership Units	$47,263	$38,862	$—
Series F Preferred Stock	$566	$2,896	$2,728
Series G Preferred Stock	$453	$1,809	$1,809
Series J Preferred Stock	N/A	$2,034	$10,785
Series K Preferred Stock	N/A	$1,994	$3,625
_______________

*	See the "Preferred Stock" section for the redemptions and discussion of pro-rated dividends for all series of preferred stock occurring during the years ended December 31, 2014, 2013 and 2012.

7. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 and the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2012	$(7,008)	$138	$313	$(6,557)
Other Comprehensive Loss Before Reclassifications	—	(60)	(175)	(235)
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,527	—	—	3,527
Net Current Period Other Comprehensive Income (Loss)	3,527	(60)	(175)	3,292
Balance as of December 31, 2013	$(3,481)	$78	$138	$(3,265)
Other Comprehensive Loss Before Reclassifications	(16,270)	(93)	412	(15,951)
Amounts Reclassified from Accumulated Other Comprehensive Loss	5,349	—	—	5,349
Net Current Period Other Comprehensive Loss	(10,921)	(93)	412	(10,602)
Balance as of December 31, 2014	$(14,402)	$(15)	$550	$(13,867)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$1,358	$2,411	Interest Expense
Settlement Payments to our Counterparties	3,991	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	1,116	Loss from Retirement of Debt
	$5,349	$3,527	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $523 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Group I Swaps, as defined in Note 13, will also be reclassified to net income. See Note 13 for more information about our derivatives.

8. Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$70,194	$70,726	$83,504
Interest Expense Capitalized in Connection with Development Activity	$1,411	$3,611	$1,997
Income Taxes (Refunded) Paid	$(105)	$5,433	$(295)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$11,949	$9,837	$—
Distribution Payable on Preferred Stock	$—	$452	$452
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(2,155)	$(996)	$(4,763)
Common Stock	2	1	5
Additional Paid-in-Capital	2,153	995	4,758
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$364	$483	$12,026
Notes Receivable Issued in Conjunction with Certain Property Sales	$—	$12,520	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$14,901	$15,249	$12,524
Write-off of Fully Depreciated Assets	$(44,769)	$(62,281)	$(46,801)

9. Earnings Per Share (EPS)
The computation of basic and diluted EPS is presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Income (Loss) from Continuing Operations	$23,265	$3,972	$(25,063)
(Loss) Gain on Sale of Real Estate, Net of Income Tax Provision	(83)	890	3,777
Noncontrolling Interest Allocable to Continuing Operations	(813)	396	2,173
Income from Continuing Operations Allocable to Participating Securities	(75)	—	—
Income (Loss) from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	22,294	5,258	(19,113)
Preferred Dividends	(1,019)	(8,733)	(18,947)
Redemption of Preferred Stock	(1,462)	(5,667)	(1,804)
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$19,813	$(9,142)	$(39,864)
Income from Discontinued Operations	$27,823	$36,566	$18,767
Noncontrolling Interest Allocable to Discontinued Operations	(1,082)	(1,517)	(972)
Income from Discontinued Operations Allocable to Participating Securities	(100)	(162)	—
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$26,641	$34,887	$17,795
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$46,629	$25,907	$(22,069)
Net Income Allocable to Participating Securities	(175)	(162)	—
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$46,454	$25,745	$(22,069)
Denominator (In Thousands):
Weighted Average Shares - Basic	109,922	106,995	91,468
Effect of Dilutive Securities:
LTIP Unit Awards	403	—	—
Weighted Average Shares - Diluted	110,325	106,995	91,468
Basic and Diluted EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.18	$(0.09)	$(0.44)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.24	$0.33	$0.20
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.42	$0.24	$(0.24)
Participating securities include 463,774, 488,861 and 288,627 of unvested restricted stock awards outstanding at December 31, 2014, 2013 and 2012, respectively, which participate in non-forfeitable dividends of the Company. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income (after reduction for preferred dividends and redemption of preferred stock) or common dividends declared. Since participating security holders are not obligated to share in losses and no common dividends were declared during the year ended December 31, 2012, there was no allocation of income to participating security holders for the year ended December 31, 2012.

The number of weighted average shares—diluted is the same as the number of weighted average shares—basic for the years ended December 31, 2013 and 2012, as the effect of restricted unit awards and LTIP Unit Awards (as defined in Note 12), which do not participate in non-forfeitable dividends of the Company, was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc.’s common stockholders. The following table discloses the number of non-participating securities outstanding for the years ended December 31, 2013 and 2012 that were excluded from the computation of diluted EPS:

	Number of Awards Outstanding at December 31, 2013	Number of Awards Outstanding at December 31, 2012
Non-Participating Securities:
Restricted Unit Awards	73,400	483,500
LTIP Unit Awards	718,960	—
10. Income Taxes
The components of income tax (provision) benefit for the years ended December 31, 2014, 2013 and 2012 are comprised of the following:

	2014	2013	2012
Current:
Federal	$(51)	$231	$(5,210)
State	(196)	(264)	(253)
Foreign	—	—	(10)
Deferred:
State	9	36	(49)
	$(238)	$3	$(5,522)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2014 and 2013:

	2014	2013
Impairment of Real Estate	$2,466	$5,185
Foreign Net Operating Loss Carryforward	585	1,312
Valuation Allowance	(4,224)	(5,357)
Other	1,251	696
Total Deferred Tax Assets, Net of Allowance	$78	$1,836
Straight-line Rent	$(90)	$(76)
Fixed Assets	—	(1,771)
Other	(112)	(122)
Total Deferred Tax Liabilities	$(202)	$(1,969)
Total Net Deferred Tax Liabilities	$(124)	$(133)
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

The income tax (provision) benefit pertaining to income (loss) from continuing operations and gain on sale of real estate of our taxable REIT subsidiaries differs from the amounts computed by applying the applicable federal statutory rate as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Tax (Provision) Benefit at Federal Rate Related to Continuing Operations	$(532)	$286	$557
State Tax Provision, Net of Federal Benefit	(214)	(236)	(244)
Non-deductible Permanent Items, Net	1	21	32
IRS Audit Adjustment and Accrued Interest	—	58	(5,523)
Change in Valuation Allowance	1,133	(388)	(166)
Foreign Taxes, Net	—	—	(10)
Other	(626)	262	(168)
Net Income Tax (Provision) Benefit	$(238)	$3	$(5,522)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2014, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2011 through 2014.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the "Refund") in connection with this tax liquidation. The IRS disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we agreed to an adjustment, which resulted in us owing approximately $5,300 in taxes and accrued interest. During the year ended December 31, 2012, the Company recorded a charge for the agreed-upon adjustment which was reflected as a component of income tax expense.

Federal Income Tax Treatment of Share Distributions
For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. We did not pay common share distributions for the year ended December 31, 2012. For the years ended December 31, 2014 and 2013, the distributions per common share were classified as follows:

Common Stock	2014	As a Percentage of Distributions	2013	As a Percentage of Distributions
Ordinary Income	$0.4412	100.00%	$0.3088	100.00%
Long-term Capital Gains	—	0.00%	—	0.00%
Unrecaptured Section 1250 Gain	—	0.00%	—	0.00%
Return of Capital	—	0.00%	—	0.00%
Qualified Dividends	—	0.00%	—	0.00%
	$0.4412	100.00%	$0.3088	100.00%

For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the years ended December 31, 2013 and 2012, the preferred distributions per depositary share were classified as follows:

Series J Preferred Stock	2013 (1)	As a Percentage of Distributions (1)	2012	As a Percentage of Distributions
Ordinary Income	$0.5085	100.00%	$—	0.00%
Long-term Capital Gains	—	0.00%	0.8025	35.42%
Unrecaptured Section 1250 Gain	—	0.00%	—	0.00%
Return of Capital	—	0.00%	1.4632	64.58%
Qualified Dividends	—	0.00%	—	0.00%
	$0.5085	100.00%	$2.2657	100.00%
________________

(1)	The remaining 4,000,000 Depositary Shares of the Series J Preferred Stock were redeemed on April 11, 2013. The 2013 redemption had no impact on the 2012 allocation included in the table above.

Series J Preferred Stock – Depositary Shares Redeemed (2)	2012	As a Percentage of Distributions
Ordinary Income	$—	0.00%
Long-term Capital Gains	0.7864	35.42%
Unrecaptured Section 1250 Gain	—	0.00%
Return of Capital	1.4339	64.58%
Qualified Dividends	—	0.00%
	$2.2203	100.00%
________________

(2)	Schedule relates to the 2,000,000 Depositary Shares of the Series J Preferred Stock that were redeemed on December 21, 2012.

Series K Preferred Stock	2013 (3)	As a Percentage of Distributions (3)	2012	As a Percentage of Distributions
Ordinary Income	$0.9969	100.00%	$—	0.00%
Long-term Capital Gains	—	0.00%	0.8025	35.42%
Unrecaptured Section 1250 Gain	—	0.00%	—	0.00%
Return of Capital	—	0.00%	1.4632	64.58%
Qualified Dividends	—	0.00%	—	0.00%
	$0.9969	100.00%	$2.2657	100.00%
________________

(3)
Schedule relates to the 2,000,000 Depositary Shares of the Series K Preferred Stock that were redeemed on July 18, 2013. The 2013 redemption had no impact on the 2012 allocation included in the table above.

11. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2014 are approximately as follows:

2015	$260,127
2016	224,722
2017	186,174
2018	147,495
2019	113,219
Thereafter	325,648
Total	$1,257,385
12. Stock Based Compensation
In May 2014, the stockholders of the Company approved a stock incentive plan (the “2014 Stock Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors and replaces all prior active long term stock incentive plans (the "Prior Plans"). After approval of the 2014 Stock Incentive Plan, no further awards may be issued under the Prior Plans but outstanding awards previously granted under Prior Plans remained outstanding in accordance with their terms. The number of shares of common stock that may be issued under the 2014 Stock Incentive Plan is equal to 3.6 million shares plus shares equal to the aggregate number of outstanding awards previously granted under the Prior Plans at the time the 2014 Stock Incentive Plan was approved, resulting in a total of 4.9 million shares that have been reserved for issuance under the 2014 Stock Incentive Plan. As of December 31, 2014, awards covering 3.5 million shares of common stock were available to be granted under the 2014 Stock Incentive Plan.
Officers, certain employees, our independent directors and our affiliates generally are eligible to participate in the 2014 Stock Incentive Plan. Awards made under the 2014 Stock Incentive Plan can be in the form of restricted stock awards, restricted stock units, performance share awards, dividend equivalent rights, non-statutory stock options and stock appreciation rights. Special provisions apply to awards granted under the 2014 Stock Incentive Plan in the event of a change in control in the Company.

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2014, 2013 and 2012, total expense recognized for the 401(k)/Profit Sharing Plan related to matching contributions was $387, $300 and $284, respectively.
For the years ended December 31, 2014, 2013 and 2012, we awarded 299,805, 284,461 and 565,137 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $5,413, $4,719 and $7,065 on the date of approval by either the Compensation Committee of the Board of Directors or the approval date of the 2014 Stock Incentive Plan. These restricted stock awards were issued based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the year ended December 31, 2014, we awarded 19,250 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period.
Compensation expense is charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2014, 2013 and 2012, we recognized $1,451, $1,008 and $3,649, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
The Board of Directors adopted the 2013 Long-Term Incentive Program ("LTIP") and, effective July 1, 2013, certain officers and employees were granted 718,960 performance units ("LTIP Unit Awards"). The LTIP Unit Awards had a fair value of $5,411 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of our common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for half of the granted units is calculated based upon the performance from July 1, 2013 through June 30, 2014 and the TSR for the other half is calculated based upon the performance from July 1, 2013 through December 31, 2015. Compensation expense is charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods each participant will be issued shares of our common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100% based on our TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards, which dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement.
As mentioned above, the fair value of the LTIP Unit Awards at issuance was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using the following assumptions:

Expected dividend yield	2.22%
Expected volatility - range used	24.28% - 34.66%
Expected volatility - weighted average	30.61%
Risk-free interest rate	0.03% - 0.71%
Expected term	1 - 2.5 years
For the years ended December 31, 2014, 2013 and 2012, we recognized $7,605, $6,202 and $8,559, respectively, in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $41, $43 and $32 was capitalized in connection with development activities. At December 31, 2014, we had $5,079 in unrecognized compensation related to unvested restricted stock awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.79 years.
Restricted stock and unit award and LTIP Unit Award transactions for the year ended December 31, 2014 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013 (Restricted Stock and Unit and LTIP Unit Awards)	1,281,221	$9.72
Issued (Restricted Stock Awards)	319,055	$18.06
Forfeited (Restricted Stock and Unit and LTIP Unit Awards)	(105,346)	$5.83
Vested (Restricted Stock and LTIP Unit Awards)	(678,212)	$10.69
Outstanding at December 31, 2014 (Restricted Stock and LTIP Unit Awards)	816,718	$12.68
13. Derivatives
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
In connection with origination of the Unsecured Term Loan (see Note 5), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Group I Swaps ”). The Group I Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Group I Swaps as cash flow hedges.
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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2014, we have not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.

Our Series F Preferred Stock was subject to a coupon rate reset. The coupon rate reset every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the "Series F Agreement"). This Series F Agreement fixed the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the year ended December 31, 2013, gains of $52 were recognized as mark-to-market gain on interest rate protection agreements. Quarterly payments were treated as a component of the mark-to-market gains or losses and totaled $774 for the year ended December 31, 2013. The Series F Agreement matured on October 1, 2013.
The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of December 31, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Swaps	$(12,279)	—	$(12,279)	—
There was no ineffectiveness recorded on the Swaps during the year ended December 31, 2014. See Note 7 for more information.
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
One property has a lease granting the tenant an option to purchase the property. Such option is exercisable at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of exercise of the tenant purchase option.
At December 31, 2014, we had outstanding letters of credit and performance bonds in the aggregate amount of $17,585.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At December 31, 2014, we had four industrial buildings totaling approximately 1.3 million square feet of GLA under construction. The estimated total investment as of December 31, 2014 is approximately $79,000 (unaudited). Of this amount, approximately $50,600 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment stated above.

Ground and Operating Lease Agreements
For the years ended December 31, 2014, 2013 and 2012, we recognized $1,300, $1,440 and $1,565, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2014 are as follows:

2015	$1,939
2016	1,975
2017	1,911
2018	1,165
2019	533
Thereafter	26,391
Total*	$33,914
________________

*	Minimum rental payments have not been reduced by minimum sublease rentals of $5,359 due in the future under non-cancelable subleases.
15. Subsequent Events
From January 1, 2015 to February 24, 2015, we sold six industrial properties for approximately $12,864.

16. Quarterly Financial Information (unaudited)
The following tables summarize our quarterly financial information. The first, second and third fiscal quarters of 2014 and all fiscal quarters in 2013 have been revised in accordance with guidance on accounting for discontinued operations. Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities and basic and diluted EPS from Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders have not been affected.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$83,861	$84,044	$86,361	$90,333
Equity in Income (Loss) of Joint Ventures	2,966	556	(14)	(9)
Noncontrolling Interest Allocable to Continuing Operations	(58)	(124)	(325)	(309)
Income from Continuing Operations, Net of Noncontrolling Interest	3,868	3,028	7,938	7,615
Income from Discontinued Operations	1,141	1,052	13,932	11,698
Noncontrolling Interest Allocable to Discontinued Operations	(46)	(41)	(543)	(452)
Loss on Sale of Real Estate	—	—	—	(83)
Noncontrolling Interest Allocable to Loss on Sale of Real Estate	—	—	—	3
Net Income Attributable to First Industrial Realty Trust, Inc.	4,963	4,039	21,327	18,781
Preferred Dividends	(1,019)	—	—	—
Redemption of Preferred Stock	(1,462)	—	—	—
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	2,482	4,039	21,327	18,781
Income from Continuing Operations Allocable to Participating Securities	(18)	(32)	(33)	(32)
Income from Discontinued Operations Allocable to Participating Securities	(14)	(11)	(57)	(47)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,450	$3,996	$21,237	$18,702
Basic and Diluted Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.03	$0.07	$0.07
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.01	$0.12	$0.10
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.04	$0.19	$0.17
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares – Basic	109,676	109,815	110,072	110,118
LTIP Unit Awards	539	589	199	287
Weighted Average Shares —Diluted	110,215	110,404	110,271	110,405

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$78,187	$79,576	$79,071	$81,620
Equity in Income of Joint Ventures	20	27	72	17
Noncontrolling Interest Allocable to Continuing Operations	159	308	13	(47)
Income (Loss) from Continuing Operations, Net of Noncontrolling Interest	372	(1,341)	3,182	2,192
(Loss) Income from Discontinued Operations	(1,598)	13,011	5,303	19,850
Noncontrolling Interest Allocable to Discontinued Operations	73	(553)	(220)	(817)
Gain on Sale of Real Estate, Net of Income Tax	262	—	291	337
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	(12)	—	(12)	(13)
Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(903)	11,117	8,544	21,549
Preferred Dividends	(3,837)	(2,277)	(1,392)	(1,227)
Redemption of Preferred Stock	—	(3,546)	(2,121)	—
Net (Loss) Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	(4,740)	5,294	5,031	20,322
Income from Continuing Operations Allocable to Participating Securities	(36)	—	—	(6)
Income from Discontinued Operations Allocable to Participating Securities	—	(42)	(42)	(84)
Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(4,776)	$5,252	$4,989	$20,232
Basic and Diluted Earnings Per Share:
(Loss) Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.03)	$(0.06)	$0.00	$0.01
(Loss) Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.02)	$0.11	$0.05	$0.17
Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.05)	$0.05	$0.05	$0.18
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares – Basic	100,774	108,117	109,474	109,490
LTIP Unit Awards	—	—	—	485
Weighted Average Shares – Diluted	100,774	108,117	109,474	109,975

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/14				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2014
			(In thousands)
Atlanta
4250 River Green Parkway		Duluth, GA	$—	$264	$1,522	$82	$214	$1,654	$1,868	$871	1994	(j)
1650 Highway 155		McDonough, GA	—	788	4,544	(363)	365	4,604	4,969	2,602	1994	(j)
1665 Dogwood		Conyers, GA	—	635	3,662	972	635	4,634	5,269	2,230	1994	(j)
1715 Dogwood		Conyers, GA	—	288	1,675	827	228	2,562	2,790	1,052	1994	(j)
11235 Harland Drive		Covington, GA	—	125	739	218	125	957	1,082	433	1994	(j)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	880	726	5,010	5,736	2,366	1994	(j)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,742	828	6,124	6,952	2,919	1994	(j)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	1,796	1,157	7,569	8,726	3,409	1994	(j)
5570 Tulane Drive	(d)	Atlanta, GA	2,218	527	2,984	1,184	546	4,149	4,695	1,694	1996	(j)
955 Cobb Place		Kennesaw, GA	2,895	780	4,420	927	804	5,323	6,127	2,100	1997	(j)
1005 Sigman Road		Conyers, GA	2,127	566	3,134	433	574	3,559	4,133	1,318	1999	(j)
2050 East Park Drive		Conyers, GA	—	452	2,504	151	459	2,648	3,107	998	1999	(j)
1256 Oakbrook Drive		Norcross, GA	—	336	1,907	340	339	2,244	2,583	744	2001	(j)
1265 Oakbrook Drive		Norcross, GA	—	307	1,742	335	309	2,075	2,384	698	2001	(j)
1280 Oakbrook Drive		Norcross, GA	—	281	1,592	286	283	1,876	2,159	624	2001	(j)
1300 Oakbrook Drive		Norcross, GA	—	420	2,381	254	423	2,632	3,055	866	2001	(j)
1325 Oakbrook Drive		Norcross, GA	—	332	1,879	338	334	2,215	2,549	743	2001	(j)
1351 Oakbrook Drive		Norcross, GA	—	370	2,099	(1,020)	146	1,303	1,449	626	2001	(j)
1346 Oakbrook Drive		Norcross, GA	—	740	4,192	(684)	352	3,896	4,248	1,925	2001	(j)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	2,691	1,604	15,151	16,755	4,306	2003	(j)
Greenwood Industrial Park		McDonough, GA	4,338	1,550	—	7,632	1,550	7,632	9,182	1,943	2004	(j)
46 Kent Drive		Cartersville GA	1,415	794	2,252	(52)	798	2,196	2,994	770	2005	(j)
605 Stonehill Drive		Atlanta, GA	—	485	1,979	(23)	490	1,951	2,441	1,704	2005	(j)
5095 Phillip Lee Drive		Atlanta, GA	4,885	735	3,627	485	740	4,107	4,847	2,358	2005	(j)
6514 Warren Drive		Norcross, GA	—	510	1,250	127	513	1,374	1,887	454	2005	(j)
6544 Warren Drive		Norcross, GA	—	711	2,310	293	715	2,599	3,314	906	2005	(j)
5356 E. Ponce De Leon		Stone Mountain, GA	—	604	3,888	90	610	3,972	4,582	1,811	2005	(j)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	108	402	1,894	2,296	705	2005	(j)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	896	989	6,661	7,650	3,516	2005	(j)
1755 Enterprise Drive		Buford, GA	1,242	712	2,118	(202)	716	1,912	2,628	618	2006	(j)
4555 Atwater Court		Buford, GA	2,235	881	3,550	298	885	3,844	4,729	1,048	2006	(j)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,244)	467	2,740	3,207	902	2007	(j)

596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	3,675	2,594	25,391	27,985	5,939	2007	(j)
11415 Old Roswell Road	Alpharetta, GA	3,126	2,403	1,912	628	2,428	2,515	4,943	963	2008	(j)
Baltimore
9700 Martin Luther King Hwy	Lanham, MD	—	700	1,920	742	700	2,662	3,362	1,103	2003	(j)
9730 Martin Luther King Hwy	Lanham, MD	—	500	955	535	500	1,490	1,990	581	2003	(j)
4621 Boston Way	Lanham, MD	—	1,100	3,070	517	1,100	3,587	4,687	1,338	2003	(j)
4720 Boston Way	Lanham, MD	—	1,200	2,174	792	1,200	2,966	4,166	1,047	2003	(j)
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	(656)	3,208	7,523	10,731	1,675	2004	(j)
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(820)	2,206	8,520	10,726	1,994	2004	(j)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	186	375	1,990	2,365	586	2005	(j)
4370-4383 Lottsford Vista Road	Lanham, MD	—	279	1,358	89	296	1,430	1,726	325	2005	(j)
4400 Lottsford Vista Road	Lanham, MD	—	351	1,955	241	372	2,175	2,547	581	2005	(j)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	6	568	2,173	2,741	587	2005	(j)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	(59)	1,038	3,052	4,090	1,184	2005	(j)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	281	938	2,790	3,728	1,012	2005	(j)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	166	919	1,603	2,522	569	2005	(j)
318 Clubhouse Lane	Hunt Valley, MD	—	701	1,691	(106)	718	1,568	2,286	532	2005	(j)
10709 Gilroy Road	Hunt Valley, MD	2,348	913	2,705	(143)	913	2,562	3,475	1,172	2005	(j)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	502	1,136	4,296	5,432	1,491	2005	(j)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(241)	1,690	1,868	3,558	722	2005	(j)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,041	2,823	14,128	16,951	3,352	2008	(j)
Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	1,359	31	994	613	200	1,438	1,638	1,191	1994	(j)
401 Russell Drive	Middletown, PA	—	262	857	1,696	287	2,528	2,815	1,891	1994	(j)
2700 Commerce Drive	Middletown, PA	—	196	997	935	206	1,922	2,128	1,421	1994	(j)
2701 Commerce Drive	Middletown, PA	1,884	141	859	1,270	164	2,106	2,270	1,403	1994	(j)
2780 Commerce Drive	Middletown, PA	1,648	113	743	1,130	209	1,777	1,986	1,349	1994	(j)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	7,043	541	9,902	10,443	3,975	1997	(j)
16522 Hunters Green Parkway	Hagerstown, MD	12,222	1,390	13,104	4,841	1,863	17,472	19,335	4,732	2003	(j)
18212 Shawley Drive	Hagerstown, MD	6,438	1,000	5,847	910	1,016	6,741	7,757	1,683	2004	(j)
37 Valley View Drive	Jessup, PA	2,954	542	—	3,017	532	3,027	3,559	752	2004	(j)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	3,034	1,328	7,334	8,662	3,078	2005	(j)
431 Railroad Avenue	Shiremanstown, PA	8,297	1,293	7,164	1,666	1,341	8,782	10,123	3,518	2005	(j)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	301	601	3,461	4,062	1,181	2005	(j)
320 Reliance Road	Washington, PA	—	201	1,819	(282)	178	1,560	1,738	734	2005	(j)
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	(64)	387	2,274	2,661	721	2006	(j)
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	43	443	1,623	2,066	601	2006	(j)
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,880	2,341	13,039	15,380	2,722	2008	(j)
298 First Avenue	Gouldsboro, PA	—	7,022	—	57,272	7,019	57,275	64,294	9,106	2008	(j)
225 Cross Farm Lane	York, PA	17,214	4,718	—	23,163	4,715	23,166	27,881	4,204	2008	(j)
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	1	4,070	14,480	18,550	1,700	2012	(j)
20 Leo Lane	York County, PA	—	6,884	—	26,451	6,889	26,446	33,335	717	2013	(j)
Chicago

720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	783	521	3,765	4,286	1,723	1994	(j)
1385 101st Street	Lemont, IL	4,244	967	5,554	1,727	968	7,280	8,248	3,386	1994	(j)
6750 South Sayre Avenue	Bedford Park, IL	—	224	1,309	470	224	1,779	2,003	826	1994	(j)
585 Slawin Court	Mount Prospect, IL	—	611	3,505	596	525	4,187	4,712	2,376	1994	(j)
2300 Windsor Court	Addison, IL	3,470	688	3,943	989	696	4,924	5,620	2,493	1994	(j)
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,150	205	2,299	2,504	832	1994	(j)
365 North Avenue	Carol Stream, IL	5,882	1,042	6,882	2,719	1,073	9,570	10,643	5,181	1994	(j)
11241 Melrose Street	Franklin Park, IL	—	332	1,931	78	208	2,133	2,341	1,291	1995	(j)
11939 South Central Avenue	Alsip, IL	—	1,208	6,843	2,657	1,305	9,403	10,708	3,942	1997	(j)
1010-50 Sesame Street	Bensenville, IL	—	979	5,546	3,720	1,048	9,197	10,245	3,223	1997	(j)
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,328	2000	(j)
580 Slawin Court	Mount Prospect, IL	781	233	1,292	(37)	162	1,326	1,488	551	2000	(j)
1005 101st Street	Lemont, IL	6,131	1,200	6,643	1,233	1,220	7,856	9,076	2,668	2001	(j)
175 Wall Street	Glendale Heights, IL	1,395	427	2,363	163	433	2,520	2,953	869	2002	(j)
800-820 Thorndale Avenue	Bensenville, IL	—	751	4,159	812	761	4,961	5,722	1,476	2002	(j)
251 Airport Road	North Aurora, IL	4,998	983	—	6,697	983	6,697	7,680	2,211	2002	(j)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	3,252	1,044	8,648	9,692	2,968	2004	(j)
400 Crossroads Pkwy	Bolingbrook, IL	5,429	1,178	9,453	808	1,181	10,258	11,439	3,105	2005	(j)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	122	1,213	2,459	3,672	1,082	2005	(j)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	476	1,220	3,491	4,711	1,656	2005	(j)
825 E. 26th Street	LaGrange, IL	—	1,547	2,078	2,474	1,617	4,482	6,099	2,185	2005	(j)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	223	801	1,610	2,411	580	2005	(j)
17001 S. Vincennes	Thornton, IL	—	497	504	37	513	525	1,038	373	2005	(j)
1111 Davis Road	Elgin, IL	2,387	998	1,859	601	1,046	2,412	3,458	1,481	2006	(j)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(881)	1,134	3,410	4,544	806	2007	(j)
555 W. Algonquin Road	Arlington Heights, IL	2,021	574	741	1,936	579	2,672	3,251	703	2007	(j)
7000 W. 60th Street	Chicago, IL	—	609	932	100	667	974	1,641	603	2007	(j)
1501 Oakton Street	Elk Grove Village, IL	7,391	3,369	6,121	434	3,482	6,442	9,924	1,535	2008	(j)
16500 W. 103rd Street	Woodridge, IL	2,431	744	2,458	366	762	2,806	3,568	878	2008	(j)
8505 50th Street	Kenosha, WI	—	3,212	—	32,953	3,212	32,953	36,165	4,850	2008	(j)
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	479	4,476	16,540	21,016	1,043	2013	(j)
10100 58th Place	Kenosha, WI	—	4,201	17,604	1,443	4,201	19,047	23,248	1,417	2013	(j)
401 Airport Road	North Aurora, IL	—	534	1,957	—	534	1,957	2,491	54	2014	(j)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	3,643	545	3,088	1,759	566	4,826	5,392	2,083	1996	(j)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,346	1,109	7,435	8,544	3,273	1996	(j)
4436 Muhlhauser Road	Hamilton, OH	3,707	630	—	5,375	630	5,375	6,005	1,657	2002	(j)
4438 Muhlhauser Road	Hamilton, OH	4,581	779	—	6,579	779	6,579	7,358	2,116	2002	(j)
420 Wards Corner Road	Loveland, OH	—	600	1,083	757	606	1,834	2,440	586	2003	(j)
422 Wards Corner Road	Loveland, OH	—	600	1,811	35	592	1,854	2,446	586	2003	(j)
4663 Dues Drive	Westchester, OH	—	858	2,273	620	875	2,876	3,751	2,393	2005	(j)
9345 Princeton-Glendale Road	Westchester, OH	1,530	818	1,648	380	840	2,006	2,846	1,098	2006	(j)
9525 Glades Drive	Westchester, OH	—	347	1,323	115	355	1,430	1,785	585	2007	(j)

9774-9792 Windisch Road	Westchester, OH	—	392	1,744	78	394	1,820	2,214	566	2007	(j)
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	85	397	2,624	3,021	617	2007	(j)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	102	508	3,248	3,756	796	2007	(j)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	159	548	3,196	3,744	812	2007	(j)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	729	627	4,728	5,355	1,503	2007	(j)
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	8,914	681	11,838	845	691	12,673	13,364	3,862	2006	(j)
30333 Emerald Valley Parkway	Glenwillow, OH	3,896	466	5,447	54	475	5,492	5,967	1,876	2006	(j)
7800 Cochran Road	Glenwillow, OH	3,897	972	7,033	243	991	7,257	8,248	2,123	2006	(j)
7900 Cochran Road	Glenwillow, OH	4,794	775	6,244	237	792	6,464	7,256	1,900	2006	(j)
7905 Cochran Road	Glenwillow, OH	—	920	6,174	691	921	6,864	7,785	2,210	2006	(j)
30600 Carter Street	Solon, OH	—	989	3,042	881	1,022	3,890	4,912	2,487	2006	(j)
8181 Darrow Road	Twinsburg, OH	6,983	2,478	6,791	2,040	2,496	8,813	11,309	3,351	2008	(j)
Dallas
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	633	172	1,645	1,817	603	1997	(j)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	416	142	1,261	1,403	441	1997	(j)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	638	270	1,947	2,217	837	1997	(j)
3000 West Commerce	Dallas, TX	—	456	2,584	1,225	469	3,796	4,265	1,498	1997	(j)
3030 Hansboro	Dallas, TX	—	266	1,510	(664)	87	1,025	1,112	643	1997	(j)
405-407 113th	Arlington, TX	—	181	1,026	511	185	1,533	1,718	618	1997	(j)
816 111th Street	Arlington, TX	857	251	1,421	195	258	1,609	1,867	700	1997	(j)
7427 Dogwood Park	Richland Hills, TX	—	96	532	302	102	828	930	298	1998	(j)
7348-54 Tower Street	Richland Hills, TX	—	88	489	213	94	696	790	268	1998	(j)
7339-41 Tower Street	Richland Hills, TX	—	98	541	180	104	715	819	266	1998	(j)
7437-45 Tower Street	Richland Hills, TX	—	102	563	294	108	851	959	302	1998	(j)
7331-59 Airport Freeway	Richland Hills, TX	1,655	354	1,958	368	372	2,308	2,680	904	1998	(j)
7338-60 Dogwood Park	Richland Hills, TX	—	106	587	244	112	825	937	289	1998	(j)
7450-70 Dogwood Park	Richland Hills, TX	—	106	584	136	112	714	826	273	1998	(j)
7423-49 Airport Freeway	Richland Hills, TX	1,450	293	1,621	434	308	2,040	2,348	755	1998	(j)
7400 Whitehall Street	Richland Hills, TX	—	109	603	95	115	692	807	266	1998	(j)
1602-1654 Terre Colony	Dallas, TX	1,788	458	2,596	845	468	3,431	3,899	1,148	2000	(j)
2351-2355 Merritt Drive	Garland, TX	—	101	574	104	92	687	779	242	2000	(j)
2220 Merritt Drive	Garland, TX	—	352	1,993	145	316	2,174	2,490	661	2000	(j)
2010 Merritt Drive	Garland, TX	—	350	1,981	55	318	2,068	2,386	668	2000	(j)
2363 Merritt Drive	Garland, TX	—	73	412	(8)	47	430	477	159	2000	(j)
2447 Merritt Drive	Garland, TX	—	70	395	(166)	23	276	299	156	2000	(j)
2465-2475 Merritt Drive	Garland, TX	—	91	514	39	71	573	644	227	2000	(j)
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	762	426	3,207	3,633	1,196	2000	(j)
2110 Hutton Drive	Carrolton, TX	—	374	2,117	117	255	2,353	2,608	844	2001	(j)
2025 McKenzie Drive	Carrolton, TX	1,398	437	2,478	133	442	2,606	3,048	896	2001	(j)
2019 McKenzie Drive	Carrolton, TX	1,706	502	2,843	374	507	3,212	3,719	1,122	2001	(j)
2029-2035 McKenzie Drive	Carrolton, TX	1,502	306	1,870	236	306	2,106	2,412	741	2001	(j)
2015 McKenzie Drive	Carrolton, TX	2,475	510	2,891	402	516	3,287	3,803	1,109	2001	(j)

2009 McKenzie Drive		Carrolton, TX	2,404	476	2,699	519	481	3,213	3,694	1,092	2001	(j)
900-1100 Avenue S		Grand Prairie, TX	2,344	623	3,528	959	629	4,481	5,110	1,250	2002	(j)
Plano Crossing	(f)	Plano, TX	9,157	1,961	11,112	997	1,981	12,089	14,070	3,660	2002	(j)
7413A-C Dogwood Park		Richland Hills, TX	—	110	623	245	111	867	978	269	2002	(j)
7450 Tower Street		Richland Hills, TX	—	36	204	103	36	307	343	111	2002	(j)
7436 Tower Street		Richland Hills, TX	—	57	324	196	58	519	577	177	2002	(j)
7426 Tower Street		Richland Hills, TX	—	76	429	186	76	615	691	160	2002	(j)
7427-7429 Tower Street		Richland Hills, TX	—	75	427	163	76	589	665	219	2002	(j)
2840-2842 Handley Ederville Road		Richland Hills, TX	—	112	635	52	113	686	799	208	2002	(j)
7451-7477 Airport Freeway		Richland Hills, TX	1,363	256	1,453	499	259	1,949	2,208	625	2002	(j)
7450 Whitehall Street		Richland Hills, TX	—	104	591	339	105	929	1,034	250	2002	(j)
3000 Wesley Way		Richland Hills, TX	—	208	1,181	18	211	1,196	1,407	367	2002	(j)
7451 Dogwood Park		Richland Hills, TX	666	133	753	184	134	936	1,070	258	2002	(j)
825-827 Avenue H	(d)	Arlington, TX	2,481	600	3,006	67	604	3,069	3,673	1,229	2004	(j)
1013-31 Avenue M		Grand Prairie, TX	—	300	1,504	240	302	1,742	2,044	573	2004	(j)
1172-84 113th Street	(d)	Grand Prairie, TX	1,933	700	3,509	5	704	3,510	4,214	1,239	2004	(j)
1200-16 Avenue H	(d)	Arlington, TX	1,731	600	2,846	329	604	3,171	3,775	928	2004	(j)
1322-66 W. North Carrier Parkway	(e)	Grand Prairie, TX	4,739	1,000	5,012	1,003	1,006	6,009	7,015	1,796	2004	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/14				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2014
			(In thousands)
2401-2407 Centennial Drive		Arlington, TX	2,143	600	2,534	(50)	604	2,480	3,084	991	2004	(j)
3111 West Commerce Street		Dallas, TX	3,802	1,000	3,364	1,264	1,011	4,617	5,628	1,419	2004	(j)
13800 Senlac Drive		Farmers Ranch, TX	3,142	823	4,042	(214)	825	3,826	4,651	1,306	2005	(j)
801-831 S Great Southwest Pkwy	(g)	Grand Prairie, TX	—	2,581	16,556	53	2,586	16,604	19,190	7,867	2005	(j)
801 Heinz Way		Grand Prairie, TX	2,618	599	3,327	315	601	3,640	4,241	1,338	2005	(j)
901-937 Heinz Way		Grand Prairie, TX	2,035	493	2,758	45	481	2,815	3,296	1,101	2005	(j)
3301 Century Circle		Irving, TX	2,110	760	3,856	(16)	771	3,829	4,600	867	2007	(j)
3901 W Miller Road		Garland, TX	—	1,912	—	15,478	1,947	15,443	17,390	2,955	2008	(j)
Denver
4785 Elati		Denver, CO	—	173	981	205	175	1,184	1,359	481	1997	(j)
4770 Fox Street		Denver, CO	—	132	750	332	134	1,080	1,214	423	1997	(j)
3851-3871 Revere		Denver, CO	1,271	361	2,047	363	368	2,403	2,771	983	1997	(j)
4570 Ivy Street		Denver, CO	—	219	1,239	279	220	1,517	1,737	649	1997	(j)
5855 Stapleton Drive North		Denver, CO	—	288	1,630	249	290	1,877	2,167	780	1997	(j)
5885 Stapleton Drive North		Denver, CO	—	376	2,129	316	380	2,441	2,821	987	1997	(j)
5977 North Broadway		Denver, CO	1,415	268	1,518	506	271	2,021	2,292	794	1997	(j)
5952-5978 North Broadway		Denver, CO	2,262	414	2,346	904	422	3,242	3,664	1,439	1997	(j)
4721 Ironton Street		Denver, CO	—	232	1,313	319	236	1,628	1,864	665	1997	(j)
7003 E 47th Ave Drive		Denver, CO	—	441	2,689	58	441	2,747	3,188	1,189	1997	(j)
9500 West 49th Street - A		Wheatridge, CO	—	283	1,625	120	287	1,741	2,028	775	1997	(j)
9500 West 49th Street - B		Wheatridge, CO	—	225	1,272	200	227	1,470	1,697	603	1997	(j)
9500 West 49th Street - C		Wheatridge, CO	—	600	3,409	163	601	3,571	4,172	1,567	1997	(j)
9500 West 49th Street - D		Wheatridge, CO	—	246	1,537	487	247	2,023	2,270	927	1997	(j)
451-591 East 124th Avenue		Littleton, CO	—	383	2,145	481	383	2,626	3,009	1,096	1997	(j)
15000 West 6th Avenue		Golden, CO	—	913	5,174	1,147	918	6,316	7,234	2,824	1997	(j)
14998 West 6th Avenue Bldg E		Golden, CO	—	565	3,199	371	570	3,565	4,135	1,486	1997	(j)
14998 West 6th Avenue Bldg F		Englewood, CO	—	269	1,525	101	273	1,622	1,895	698	1997	(j)
6547 South Racine Circle		Englewood, CO	2,703	739	4,241	170	739	4,411	5,150	1,868	1997	(j)
11701 East 53rd Avenue		Denver, CO	—	416	2,355	414	422	2,763	3,185	1,145	1997	(j)
5401 Oswego		Denver, CO	—	273	1,547	313	278	1,855	2,133	798	1997	(j)
14818 West 6th Avenue Bldg A		Golden, CO	—	468	2,799	278	468	3,077	3,545	1,277	1997	(j)
14828 West 6th Avenue Bldg B		Golden, CO	—	503	2,942	397	503	3,339	3,842	1,442	1997	(j)
445 Bryant Street		Denver, CO	6,747	1,829	10,219	2,664	1,829	12,883	14,712	5,429	1998	(j)

3811 Joliet		Denver, CO	—	735	4,166	543	752	4,692	5,444	1,926	1998	(j)
12055 E 49th Ave/4955 Peoria		Denver, CO	—	298	1,688	529	305	2,210	2,515	892	1998	(j)
4940-4950 Paris		Denver, CO	—	152	861	285	156	1,142	1,298	469	1998	(j)
4970 Paris		Denver, CO	—	95	537	101	97	636	733	256	1998	(j)
7367 South Revere Parkway		Englewood, CO	3,151	926	5,124	820	934	5,936	6,870	2,420	1998	(j)
8200 East Park Meadows Drive	(d)	Lone Tree, CO	—	1,297	7,348	1,265	1,304	8,606	9,910	3,098	2000	(j)
3250 Quentin Street	(d)	Aurora, CO	—	1,220	6,911	782	1,230	7,683	8,913	2,655	2000	(j)
Highpoint Bus Ctr B		Littleton, CO	—	739	—	3,308	781	3,266	4,047	971	2000	(j)
1130 W. 124th Avenue		Westminster, CO	—	441	—	3,289	441	3,289	3,730	1,241	2000	(j)
1070 W. 124th Avenue		Westminster, CO	—	374	—	2,836	374	2,836	3,210	1,002	2000	(j)
1020 W. 124th Avenue		Westminster, CO	—	374	—	2,809	374	2,809	3,183	949	2000	(j)
8810 W. 116th Circle		Broomfield, CO	—	312	—	1,514	370	1,456	1,826	422	2001	(j)
960 W. 124th Avenue		Westminster, CO	—	441	—	3,507	442	3,506	3,948	1,187	2001	(j)
8820 W. 116th Circle		Broomfield, CO	—	338	1,918	321	372	2,205	2,577	658	2003	(j)
8835 W. 116th Circle		Broomfield, CO	—	1,151	6,523	1,410	1,304	7,780	9,084	2,445	2003	(j)
18150 E. 32nd Place		Aurora, CO	1,824	563	3,188	226	572	3,405	3,977	1,105	2004	(j)
3400 Fraser Street		Aurora, CO	2,155	616	3,593	(184)	620	3,405	4,025	1,005	2005	(j)
7005 E. 46th Avenue Drive		Denver, CO	1,348	512	2,025	32	517	2,052	2,569	682	2005	(j)
4001 Salazar Way		Frederick, CO	—	1,271	6,508	(773)	1,276	5,730	7,006	1,360	2006	(j)
5909-5915 N. Broadway		Denver, CO	898	495	1,268	107	500	1,370	1,870	566	2006	(j)
Detroit
1731 Thorncroft		Troy, MI	—	331	1,904	189	331	2,093	2,424	1,050	1994	(j)
47461 Clipper		Plymouth Township, MI	—	122	723	54	122	777	899	409	1994	(j)
449 Executive Drive		Troy, MI	—	125	425	1,066	218	1,398	1,616	1,268	1994	(j)
501 Executive Drive		Troy, MI	—	71	236	678	129	856	985	659	1994	(j)
451 Robbins Drive		Troy, MI	—	96	448	877	192	1,229	1,421	1,104	1994	(j)
1416 Meijer Drive		Troy, MI	—	94	394	399	121	766	887	701	1994	(j)
1624 Meijer Drive		Troy, MI	—	236	1,406	1,093	373	2,362	2,735	1,999	1994	(j)
1972 Meijer Drive		Troy, MI	—	315	1,301	787	372	2,031	2,403	1,555	1994	(j)
1707 Northwood Drive		Troy, MI	—	95	262	1,720	239	1,838	2,077	1,446	1994	(j)
1788 Northwood Drive		Troy, MI	—	50	196	483	103	626	729	566	1994	(j)
1826 Northwood Drive		Troy, MI	—	55	208	472	103	632	735	557	1994	(j)
1864 Northwood Drive		Troy, MI	—	57	190	489	107	629	736	573	1994	(j)
2451 Elliott Avenue		Troy, MI	—	78	319	733	164	966	1,130	786	1994	(j)
2730 Research Drive		Rochester Hills, MI	—	903	4,215	829	903	5,044	5,947	4,093	1994	(j)
2791 Research Drive		Rochester Hills, MI	—	557	2,731	1,017	560	3,745	4,305	2,552	1994	(j)
2871 Research Drive		Rochester Hills, MI	—	324	1,487	437	327	1,921	2,248	1,420	1994	(j)
3011 Research Drive		Rochester Hills, MI	—	457	2,104	492	457	2,596	3,053	2,091	1994	(j)
2870 Technology Drive		Rochester Hills, MI	—	275	1,262	356	279	1,614	1,893	1,278	1994	(j)
2900 Technology Drive		Rochester Hills, MI	—	214	977	513	219	1,485	1,704	971	1994	(j)
2930 Technology Drive		Rochester Hills, MI	—	131	594	435	138	1,022	1,160	698	1994	(j)
2950 Technology Drive		Rochester Hills, MI	—	178	819	368	185	1,180	1,365	801	1994	(j)
23014 Commerce Drive		Farmington Hills, MI	—	39	203	189	56	375	431	333	1994	(j)

23028 Commerce Drive	Farmington Hills, MI	—	98	507	278	125	758	883	704	1994	(j)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	237	93	570	663	526	1994	(j)
23042 Commerce Drive	Farmington Hills, MI	—	67	277	273	89	528	617	500	1994	(j)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	338	93	724	817	599	1994	(j)
23079 Commerce Drive	Farmington Hills, MI	—	68	301	290	79	580	659	524	1994	(j)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,219	295	2,159	2,454	1,758	1994	(j)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	392	158	1,081	1,239	904	1994	(j)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	384	138	870	1,008	729	1994	(j)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	611	254	1,539	1,793	1,313	1994	(j)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	367	137	886	1,023	730	1994	(j)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	174	66	400	466	374	1994	(j)
1451 East Lincoln Avenue	Madison Heights, MI	—	299	1,703	(179)	148	1,675	1,823	864	1995	(j)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,300	612	6,700	7,312	3,042	1995	(j)
32450 N Avis Drive	Madison Heights, MI	—	281	1,590	541	286	2,126	2,412	1,047	1996	(j)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	220	267	1,653	1,920	729	1996	(j)
9300-9328 Harrison Road	Romulus, MI	—	147	834	407	159	1,229	1,388	541	1996	(j)
9330-9358 Harrison Road	Romulus, MI	—	81	456	255	89	703	792	287	1996	(j)
28420-28448 Highland Road	Romulus, MI	—	143	809	753	154	1,551	1,705	529	1996	(j)
28450-28478 Highland Road	Romulus, MI	—	81	461	457	90	909	999	343	1996	(j)
28421-28449 Highland Road	Romulus, MI	—	109	617	473	119	1,080	1,199	451	1996	(j)
28451-28479 Highland Road	Romulus, MI	—	107	608	411	117	1,009	1,126	396	1996	(j)
28825-28909 Highland Road	Romulus, MI	—	70	395	396	78	783	861	307	1996	(j)
28933-29017 Highland Road	Romulus, MI	—	112	634	599	122	1,223	1,345	434	1996	(j)
28824-28908 Highland Road	Romulus, MI	—	134	760	577	145	1,326	1,471	525	1996	(j)
28932-29016 Highland Road	Romulus, MI	—	123	694	582	133	1,266	1,399	486	1996	(j)
9710-9734 Harrison Road	Romulus, MI	—	125	706	432	135	1,128	1,263	474	1996	(j)
9740-9772 Harrison Road	Romulus, MI	—	132	749	401	143	1,139	1,282	492	1996	(j)
9840-9868 Harrison Road	Romulus, MI	—	144	815	296	155	1,100	1,255	452	1996	(j)
9800-9824 Harrison Road	Romulus, MI	—	117	664	362	127	1,016	1,143	401	1996	(j)
29265-29285 Airport Drive	Romulus, MI	—	140	794	263	151	1,046	1,197	462	1996	(j)
29185-29225 Airport Drive	Romulus, MI	—	140	792	514	151	1,295	1,446	580	1996	(j)
29149-29165 Airport Drive	Romulus, MI	—	216	1,225	305	231	1,515	1,746	674	1996	(j)
29101-29115 Airport Drive	Romulus, MI	—	130	738	285	141	1,012	1,153	472	1996	(j)
29031-29045 Airport Drive	Romulus, MI	—	124	704	215	134	909	1,043	374	1996	(j)
29050-29062 Airport Drive	Romulus, MI	—	127	718	218	137	926	1,063	385	1996	(j)
29120-29134 Airport Drive	Romulus, MI	—	161	912	522	173	1,422	1,595	569	1996	(j)
29200-29214 Airport Drive	Romulus, MI	—	170	963	310	182	1,261	1,443	465	1996	(j)
9301-9339 Middlebelt Road	Romulus, MI	—	124	703	444	130	1,141	1,271	510	1996	(j)
32975 Capitol Avenue	Livonia, MI	—	135	748	(166)	77	640	717	313	1998	(j)
32920 Capitol Avenue	Livonia, MI	—	76	422	(62)	27	409	436	217	1998	(j)
11923 Brookfield Avenue	Livonia, MI	—	120	665	(324)	32	429	461	294	1998	(j)
450 Robbins Drive	Troy, MI	—	166	920	231	178	1,139	1,317	467	1998	(j)
12886 Westmore Avenue	Livonia, MI	—	190	1,050	(351)	86	803	889	442	1998	(j)

47711 Clipper Street		Plymouth Township, MI	—	539	2,983	359	575	3,306	3,881	1,338	1998	(j)
32975 Industrial Road		Livonia, MI	—	160	887	(191)	92	764	856	379	1998	(j)
32985 Industrial Road		Livonia, MI	—	137	761	(329)	46	523	569	319	1998	(j)
32995 Industrial Road		Livonia, MI	—	160	887	(409)	53	585	638	363	1998	(j)
12874 Westmore Avenue		Livonia, MI	—	137	761	(302)	58	538	596	301	1998	(j)
1775 Bellingham		Troy, MI	—	344	1,902	329	367	2,208	2,575	893	1998	(j)
1785 East Maple		Troy, MI	—	92	507	200	98	701	799	257	1998	(j)
980 Chicago		Troy, MI	—	206	1,141	328	220	1,455	1,675	537	1998	(j)
1885 Enterprise Drive		Rochester Hills, MI	—	209	1,158	544	223	1,688	1,911	561	1998	(j)
1935-55 Enterprise Drive		Rochester Hills, MI	—	1,285	7,144	943	1,371	8,001	9,372	3,229	1998	(j)
5500 Enterprise Court		Warren, MI	—	675	3,737	680	721	4,371	5,092	1,751	1998	(j)
750 Chicago Road		Troy, MI	—	323	1,790	385	345	2,153	2,498	880	1998	(j)
800 Chicago Road		Troy, MI	—	283	1,567	370	302	1,918	2,220	763	1998	(j)
850 Chicago Road		Troy, MI	—	183	1,016	218	196	1,221	1,417	493	1998	(j)
1100 East Mandoline Road		Madison Heights, MI	—	888	4,915	(1,257)	332	4,214	4,546	2,372	1998	(j)
1080, 1120, 1180 John Papalas Drive	(e)	Lincoln Park, MI	—	366	3,241	366	297	3,676	3,973	1,918	1998	(j)
4872 S. Lapeer Road		Lake Orion Twsp, MI	—	1,342	5,441	1,208	1,412	6,579	7,991	2,609	1999	(j)
22701 Trolley Industrial		Taylor, MI	—	795	—	7,435	849	7,381	8,230	2,475	1999	(j)
1400 Allen Drive		Troy, MI	—	209	1,154	223	212	1,374	1,586	455	2000	(j)
1408 Allen Drive		Troy, MI	—	151	834	121	153	953	1,106	318	2000	(j)
32505 Industrial Drive		Madison Heights, MI	—	345	1,910	107	351	2,011	2,362	694	2000	(j)
1799-1855 Northfield Drive	(d)	Rochester Hills, MI	—	481	2,665	367	490	3,023	3,513	1,060	2000	(j)
28435 Automation Blvd		Wixom, MI	—	621	—	3,664	628	3,657	4,285	919	2004	(j)
32200 N Avis Drive		Madison Heights, MI	—	503	3,367	(1,446)	195	2,229	2,424	867	2005	(j)
100 Kay Industrial Drive		Orion Township, MI	—	677	2,018	171	685	2,181	2,866	860	2005	(j)
11800 Sears Drive		Livonia, MI	—	693	1,507	1,212	476	2,936	3,412	1,451	2005	(j)
1099 Chicago Road		Troy, MI	—	1,277	1,332	(1,275)	303	1,031	1,334	294	2005	(j)
42555 Merrill Road		Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	1,991	2006	(j)
200 Northpointe Drive		Orion Township, MI	—	723	2,063	36	734	2,088	2,822	882	2006	(j)
Houston
3351 Rauch Street		Houston, TX	—	272	1,541	510	278	2,045	2,323	764	1997	(j)
3801-3851 Yale Street		Houston, TX	1,977	413	2,343	419	425	2,750	3,175	1,158	1997	(j)
3337-3347 Rauch Street		Houston, TX	—	227	1,287	454	233	1,735	1,968	669	1997	(j)
8505 N Loop East		Houston, TX	1,630	439	2,489	626	449	3,105	3,554	1,271	1997	(j)
4749-4799 Eastpark Drive		Houston, TX	2,409	594	3,368	1,290	611	4,641	5,252	1,898	1997	(j)
4851 Homestead Road		Houston, TX	3,139	491	2,782	1,549	504	4,318	4,822	1,684	1997	(j)
3365-3385 Rauch Street		Houston, TX	1,622	284	1,611	710	290	2,315	2,605	1,022	1997	(j)
5050 Campbell Road		Houston, TX	1,871	461	2,610	1,009	470	3,610	4,080	1,316	1997	(j)
4300 Pine Timbers		Houston, TX	2,712	489	2,769	756	499	3,515	4,014	1,476	1997	(j)
2500-2530 Fairway Park Drive		Houston, TX	3,287	766	4,342	2,059	792	6,375	7,167	2,419	1997	(j)
6550 Longpointe		Houston, TX	1,567	362	2,050	1,004	370	3,046	3,416	1,092	1997	(j)
1815 Turning Basin Drive		Houston, TX	1,992	487	2,761	1,095	531	3,812	4,343	1,443	1997	(j)
1819 Turning Basin Drive		Houston, TX	—	231	1,308	591	251	1,879	2,130	753	1997	(j)

1805 Turning Basin Drive	Houston, TX	2,559	564	3,197	1,820	616	4,965	5,581	1,708	1997	(j)
9835A Genard Road	Houston, TX	—	1,505	8,333	3,257	1,581	11,514	13,095	3,962	1999	(j)
9835B Genard Road	Houston, TX	—	245	1,357	663	256	2,009	2,265	690	1999	(j)
11505 State Highway 225	LaPorte City, TX	—	940	4,675	606	940	5,281	6,221	1,847	2005	(j)
1500 E. Main Street	Houston, TX	—	201	1,328	(26)	204	1,299	1,503	858	2005	(j)
7230-7238 Wynnwood	Houston, TX	—	254	764	173	259	932	1,191	349	2007	(j)
7240-7248 Wynnwood	Houston, TX	—	271	726	35	276	756	1,032	342	2007	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/14				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2014
		(In thousands)
7250-7260 Wynnwood	Houston, TX	—	200	481	141	203	619	822	227	2007	(j)
6400 Long Point	Houston, TX	—	188	898	(47)	188	851	1,039	291	2007	(j)
12705 S. Kirkwood, Ste 100-150	Stafford, TX	—	154	626	8	155	633	788	166	2007	(j)
12705 S. Kirkwood, Ste 200-220	Stafford, TX	—	404	1,698	275	393	1,984	2,377	747	2007	(j)
8850 Jameel	Houston, TX	—	171	826	4	171	830	1,001	305	2007	(j)
8800 Jameel	Houston, TX	—	163	798	(100)	124	737	861	264	2007	(j)
8700 Jameel	Houston, TX	—	170	1,020	(178)	120	892	1,012	236	2007	(j)
8600 Jameel	Houston, TX	—	163	818	41	163	859	1,022	313	2007	(j)
7967 Blankenship	Houston, TX	—	307	1,166	337	307	1,503	1,810	363	2010	(j)
8800 City Park Loop East	Houston, TX	23,226	3,717	19,237	(659)	3,717	18,578	22,295	2,726	2011	(j)
4800 West Greens Road	Houston, TX	—	3,350	—	12,057	3,318	12,089	15,407	75	2014	(j)
Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	3,828	2,057	17,393	19,450	7,484	1996	(j)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	1,063	476	3,649	4,125	1,548	1996	(j)
1440 Brookville Way	Indianapolis, IN	3,661	665	3,770	985	685	4,735	5,420	2,049	1996	(j)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	324	258	1,715	1,973	776	1996	(j)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	1,160	601	4,466	5,067	1,872	1996	(j)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	249	204	1,411	1,615	639	1996	(j)
1341 Sadlier Circle South	Indianapolis, IN	—	131	743	205	136	943	1,079	414	1996	(j)
1322-1438 Sadlier Circle East	Indianapolis, IN	—	145	822	296	152	1,111	1,263	491	1996	(j)
1327-1441 Sadlier Circle West	Indianapolis, IN	—	218	1,234	607	225	1,834	2,059	740	1996	(j)
1402-1430 Sadlier Circle West	Indianapolis, IN	—	165	934	398	171	1,326	1,497	581	1996	(j)
1504 Sadlier Circle South	Indianapolis, IN	—	219	1,238	(104)	115	1,238	1,353	746	1996	(j)
1365-1367 Sadlier Way Circle East	Indianapolis, IN	—	121	688	181	91	899	990	393	1996	(j)
1352-1354 Sadlier Circle West	Indianapolis, IN	—	178	1,008	186	166	1,206	1,372	541	1996	(j)
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	202	85	658	743	287	1996	(j)
1425 Sadlier Circle West	Indianapolis, IN	—	21	117	41	23	156	179	67	1996	(j)
6951 East 30th Street	Indianapolis, IN	—	256	1,449	227	265	1,667	1,932	754	1996	(j)
6701 East 30th Street	Indianapolis, IN	—	78	443	98	82	537	619	247	1996	(j)
6737 East 30th Street	Indianapolis, IN	1,722	385	2,181	222	398	2,390	2,788	1,098	1996	(j)
6555 East 30th Street	Indianapolis, IN	—	484	4,760	2,065	484	6,825	7,309	2,870	1996	(j)
7901 West 21st Street	Indianapolis, IN	4,946	1,048	6,027	246	1,048	6,273	7,321	2,725	1997	(j)
1225 Brookville Way	Indianapolis, IN	—	60	—	417	68	409	477	172	1997	(j)

6751 E 30th Street	Indianapolis, IN	2,420	728	2,837	354	741	3,178	3,919	1,301	1997	(j)
6575 East 30th Street	Indianapolis, IN	1,814	118	—	2,068	128	2,058	2,186	880	1998	(j)
6585 East 30th Street	Indianapolis, IN	2,814	196	—	3,195	196	3,195	3,391	1,278	1998	(j)
5705-97 Park Plaza Court	Indianapolis, IN	2,464	600	2,194	853	609	3,038	3,647	1,070	2003	(j)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	688	544	1,909	2,453	652	2003	(j)
1133 Northwest L Street	Richmond, IN	—	201	1,358	(188)	208	1,163	1,371	636	2006	(j)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,484	743	3,388	4,131	615	2007	(j)
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	269	912	2,148	3,060	777	2007	(j)
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	346	834	3,064	3,898	856	2007	(j)
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	404	942	2,854	3,796	828	2007	(j)
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	320	1,112	3,426	4,538	944	2007	(j)
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	406	951	3,481	4,432	785	2007	(j)
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	514	1,097	3,817	4,914	1,050	2007	(j)
6891 NW 74th Street	Medley, FL	—	857	3,428	3,988	864	7,409	8,273	1,687	2007	(j)
12601 &12605 NW 115th Avenue	Medley, FL	—	2,316	—	440	762	1,994	2,756	270	2008	(j)
Milwaukee
N25 W23255 Paul Road	Pewaukee, WI	—	569	3,270	1,836	450	5,225	5,675	1,880	1994	(j)
5355 South Westridge Drive	New Berlin, WI	5,089	1,630	7,058	(108)	1,646	6,934	8,580	1,643	2004	(j)
320-334 W. Vogel Avenue	Milwaukee, WI	2,692	506	3,199	(100)	508	3,097	3,605	1,481	2005	(j)
4950 South 6th Avenue	Milwaukee, WI	1,444	299	1,565	273	301	1,836	2,137	1,026	2005	(j)
17005 W. Ryerson Road	New Berlin, WI	2,915	403	3,647	251	405	3,896	4,301	1,549	2005	(j)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	117	366	1,247	1,613	420	2005	(j)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	1,641	301	2,150	(22)	302	2,127	2,429	1,021	2005	(j)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(196)	58	560	618	278	2005	(j)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(278)	1,528	789	2,317	697	2005	(j)
16600 West Glendale Avenue	New Berlin, WI	2,317	704	1,923	933	715	2,845	3,560	1,494	2006	(j)
2485 Commerce Drive	New Berlin, WI	1,386	483	1,516	131	491	1,639	2,130	743	2007	(j)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	382	445	1,456	1,901	538	2007	(j)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,931	1,204	16,915	18,119	3,014	2008	(j)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	3,293	1,358	8,622	13,466	1,519	21,927	23,446	11,065	1994	(j)
7251-7267 Washington Avenue	Edina, MN	—	129	382	871	182	1,200	1,382	842	1994	(j)
7301-7325 Washington Avenue	Edina, MN	—	174	391	70	193	442	635	113	1994	(j)
7101 Winnetka Avenue South	Brooklyn Park, MN	5,629	2,195	6,084	3,996	2,228	10,047	12,275	7,107	1994	(j)
9901 West 74th Street	Eden Prairie, MN	3,303	621	3,289	3,291	639	6,562	7,201	5,599	1994	(j)
1030 Lone Oak Road	Eagan, MN	2,553	456	2,703	764	456	3,467	3,923	1,588	1994	(j)
1060 Lone Oak Road	Eagan, MN	3,216	624	3,700	616	624	4,316	4,940	2,115	1994	(j)
5400 Nathan Lane	Plymouth, MN	2,826	749	4,461	951	757	5,404	6,161	2,660	1994	(j)
6655 Wedgwood Road	Maple Grove, MN	—	1,466	8,342	4,267	1,466	12,609	14,075	5,446	1994	(j)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,884	315	3,688	4,003	1,978	1995	(j)
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,809	288	1,807	2,095	829	1995	(j)
4100 Peavey Road	Chaska, MN	—	277	2,261	779	277	3,040	3,317	1,332	1996	(j)

5205 Highway 169	Plymouth, MN	—	446	2,525	891	578	3,284	3,862	1,526	1996	(j)
7100-7198 Shady Oak Road	Eden Prairie, MN	4,569	715	4,054	2,252	736	6,285	7,021	2,484	1996	(j)
7500-7546 Washington Avenue	Eden Prairie, MN	—	229	1,300	881	235	2,175	2,410	928	1996	(j)
7550-7586 Washington Avenue	Eden Prairie, MN	—	153	867	290	157	1,153	1,310	511	1996	(j)
5240-5300 Valley Industrial Blvd	Shakopee, MN	2,450	362	2,049	1,215	371	3,255	3,626	1,215	1996	(j)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	1,276	434	3,611	4,045	1,467	1998	(j)
2530-2570 Kasota Avenue	St. Paul, MN	—	407	2,308	964	441	3,238	3,679	1,315	1998	(j)
5775 12th Avenue	Shakopee, MN	3,965	590	—	5,279	590	5,279	5,869	2,103	1998	(j)
1157 Valley Park Drive	Shakopee, MN	3,969	760	—	6,803	888	6,675	7,563	2,579	1999	(j)
9600 West 76th Street	Eden Prairie, MN	2,325	1,000	2,450	483	1,034	2,899	3,933	968	2004	(j)
9700 West 76th Street	Eden Prairie, MN	3,151	1,000	2,709	1,007	1,038	3,678	4,716	1,284	2004	(j)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,391	1,510	9,709	11,219	3,571	2004	(j)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	(6)	1,009	1,584	2,593	813	2005	(j)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(1,651)	1,296	5,639	6,935	3,449	2005	(j)
1087 Park Place	Shakopee, MN	4,218	1,195	4,891	(409)	1,198	4,479	5,677	1,091	2005	(j)
5391 12th Avenue SE	Shakopee, MN	4,381	1,392	8,149	(495)	1,395	7,651	9,046	1,915	2005	(j)
4701 Valley Industrial Blvd S	Shakopee, MN	5,483	1,296	7,157	(337)	1,299	6,817	8,116	2,477	2005	(j)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	949	665	4,132	4,797	974	2006	(j)
7035 Winnetka Avenue North	Brooklyn Park, MN	4,076	1,275	—	6,492	1,343	6,424	7,767	1,245	2007	(j)
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	560	2008	(j)
21900 Dodd Boulevard	Lakeville, MN	9,031	2,289	7,952	—	2,289	7,952	10,241	1,692	2010	(j)
375 Rivertown Drive	Woodbury, MN	7,058	2,635	8,157	48	2,635	8,205	10,840	407	2014	(j)
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	1	2,096	7,885	9,981	65	2014	(j)
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,792	1,632	7,783	9,415	—	2014	(j)
7051 West Broadway	Brooklyn Park, MN	—	1,275	—	5,246	1,277	5,244	6,521	—	2014	(j)
Nashville
1621 Heil Quaker Boulevard	Nashville, TN	1,945	413	2,383	984	430	3,350	3,780	1,594	1995	(j)
3099 Barry Drive	Portland, TN	—	418	2,368	(683)	248	1,855	2,103	1,022	1996	(j)
1931 Air Lane Drive	Nashville, TN	2,344	489	2,785	327	493	3,108	3,601	1,326	1997	(j)
4640 Cummings Park	Nashville, TN	2,053	360	2,040	638	365	2,673	3,038	957	1999	(j)
1740 River Hills Drive	Nashville, TN	2,759	848	4,383	607	888	4,950	5,838	1,933	2005	(j)
211 Ellery Court	Nashville, TN	2,727	606	3,192	349	616	3,531	4,147	1,098	2007	(j)
130 Maddox Road	Gallatin, TN	15,636	1,778	—	23,548	1,778	23,548	25,326	3,490	2008	(j)
Northern New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	717	503	3,432	3,935	1,490	1997	(j)
12 World's Fair Drive	Franklin, NJ	—	572	3,240	1,071	593	4,290	4,883	1,887	1997	(j)
22 World's Fair Drive	Franklin, NJ	—	364	2,064	533	375	2,586	2,961	1,029	1997	(j)
26 World's Fair Drive	Franklin, NJ	—	361	2,048	523	377	2,555	2,932	1,052	1997	(j)
24 World's Fair Drive	Franklin, NJ	—	347	1,968	490	362	2,443	2,805	1,040	1997	(j)
20 World's Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,576	691	1,894	2,585	657	1999	(j)
45 Route 46	Pine Brook, NJ	—	969	5,491	913	978	6,395	7,373	2,256	2000	(j)
43 Route 46	Pine Brook, NJ	—	474	2,686	551	479	3,232	3,711	1,223	2000	(j)
39 Route 46	Pine Brook, NJ	—	260	1,471	197	262	1,666	1,928	583	2000	(j)

26 Chapin Road	Pine Brook, NJ	—	956	5,415	672	965	6,078	7,043	2,177	2000	(j)
30 Chapin Road	Pine Brook, NJ	—	960	5,440	499	969	5,930	6,899	2,080	2000	(j)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,809	1,534	11,324	12,858	4,700	2000	(j)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	539	396	2,738	3,134	977	2000	(j)
16 Chapin Road	Pine Brook, NJ	—	885	5,015	516	901	5,515	6,416	1,924	2000	(j)
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	598	1,154	7,004	8,158	2,383	2000	(j)
2500 Main Street	Sayreville, NJ	—	944	—	4,558	944	4,558	5,502	1,319	2002	(j)
2400 Main Street	Sayreville, NJ	—	996	—	5,575	996	5,575	6,571	1,507	2003	(j)
309-313 Pierce Street	Somerset, NJ	3,283	1,300	4,628	1,020	1,309	5,639	6,948	1,968	2004	(j)
Philadelphia
230-240 Welsh Pool Road	Exton, PA	—	154	851	355	170	1,190	1,360	438	1998	(j)
254 Welsh Pool Road	Exton, PA	—	75	418	206	91	608	699	255	1998	(j)
243-251 Welsh Pool Road	Exton, PA	—	144	796	441	159	1,222	1,381	446	1998	(j)
151-161 Philips Road	Exton, PA	—	191	1,059	345	229	1,366	1,595	553	1998	(j)
216 Philips Road	Exton, PA	—	199	1,100	498	220	1,577	1,797	689	1998	(j)
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	265	2004	(j)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	(51)	964	5,851	6,815	2,214	2005	(j)
3240 S. 78th Street	Philadelphia, PA	—	515	1,245	(492)	423	845	1,268	251	2005	(j)
200 Cascade Drive, Bldg. 1	Allentown, PA	16,944	2,133	17,562	366	2,769	17,292	20,061	4,972	2007	(j)
200 Cascade Drive, Bldg. 2	Allentown, PA	2,334	310	2,268	174	316	2,436	2,752	690	2007	(j)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(194)	964	2,558	3,522	1,523	2008	(j)
2455 Boulevard of Generals	Norristown, PA	3,235	1,200	4,800	846	1,226	5,620	6,846	1,894	2008	(j)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	370	396	2,524	2,920	877	1999	(j)
50 South 56th Street	Chandler, AZ	3,766	1,206	3,218	1,362	1,252	4,534	5,786	1,224	2004	(j)
4701 W. Jefferson	Phoenix, AZ	2,508	926	2,195	443	929	2,635	3,564	1,418	2005	(j)
7102 W. Roosevelt	Phoenix, AZ	—	1,613	6,451	344	1,620	6,788	8,408	2,207	2006	(j)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	467	1,038	3,080	4,118	1,039	2006	(j)
245 W. Lodge	Tempe, AZ	—	898	3,066	(1,890)	362	1,712	2,074	710	2007	(j)
1590 E Riverview Dr.	Phoenix, AZ	4,721	1,293	5,950	403	1,292	6,354	7,646	1,396	2008	(j)
14131 N. Rio Vista Blvd	Peoria, AZ	—	2,563	9,388	1,101	2,563	10,489	13,052	2,665	2008	(j)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	1,393	2,709	12,363	15,072	2,869	2008	(j)
3815 W. Washington Street	Phoenix, AZ	3,589	1,675	4,514	149	1,719	4,619	6,338	959	2008	(j)
9180 W. Buckeye Road	Tolleson, AZ	7,021	1,904	6,805	2,568	1,923	9,354	11,277	1,665	2008	(j)
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	43	2014	(j)
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	—	956	2,668	3,624	17	2014	(j)
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	17	2014	(j)
Salt Lake City
1270 West 2320 South	West Valley, UT	—	138	784	144	143	923	1,066	362	1998	(j)
1275 West 2240 South	West Valley, UT	—	395	2,241	352	408	2,580	2,988	1,032	1998	(j)
1288 West 2240 South	West Valley, UT	—	119	672	136	123	804	927	319	1998	(j)
2235 South 1300 West	West Valley, UT	—	198	1,120	168	204	1,282	1,486	512	1998	(j)
1293 West 2200 South	West Valley, UT	—	158	896	282	163	1,173	1,336	471	1998	(j)

1279 West 2200 South	West Valley, UT	—	198	1,120	369	204	1,483	1,687	715	1998	(j)
1272 West 2240 South	West Valley, UT	—	336	1,905	410	347	2,304	2,651	966	1998	(j)
1149 West 2240 South	West Valley, UT	—	217	1,232	325	225	1,549	1,774	620	1998	(j)
1142 West 2320 South	West Valley, UT	—	217	1,232	260	225	1,484	1,709	571	1998	(j)
1152 West 2240 South	West Valley, UT	—	1,652	—	2,323	669	3,306	3,975	1,190	2000	(j)
2323 South 900 W	Salt Lake City, UT	—	886	2,995	(3)	898	2,980	3,878	1,388	2006	(j)
1815-1957 South 4650 West	Salt Lake City, UT	6,983	1,707	10,873	541	1,713	11,408	13,121	3,065	2006	(j)
2100 Alexander Street	West Valley, UT	—	376	1,670	319	376	1,989	2,365	518	2007	(j)
2064 Alexander Street	West Valley, UT	—	864	2,771	83	869	2,849	3,718	825	2007	(j)
Seattle
1901 Raymond Ave SW	Renton, WA	1,101	4,458	2,659	400	4,594	2,923	7,517	624	2008	(j)
19014 64th Avenue South	Kent, WA	3,063	1,990	3,979	514	2,042	4,441	6,483	1,116	2008	(j)
18640 68th Avenue South	Kent, WA	440	1,218	1,950	307	1,258	2,217	3,475	551	2008	(j)
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	3,620	1,746	3,148	465	1,822	3,537	5,359	1,298	2005	(j)
2000 Vista Bella Way	Rancho Dominguez, CA	1,314	817	1,673	292	853	1,929	2,782	737	2005	(j)
2835 East Ana Street	Rancho Dominguez, CA	3,105	1,682	2,750	339	1,772	2,999	4,771	963	2005	(j)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	527	2,859	9,157	12,016	2,359	2005	(j)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,226	2,124	5,219	1,601	2,143	6,801	8,944	2,477	2006	(j)
27801 Avenue Scott	Santa Clarita, CA	7,228	2,890	7,020	788	2,902	7,796	10,698	2,377	2006	(j)
2610 & 2660 Columbia Street	Torrance, CA	4,524	3,008	5,826	740	3,031	6,543	9,574	1,770	2006	(j)
433 Alaska Avenue	Torrance, CA	—	681	168	(5)	684	160	844	85	2006	(j)
4020 S. Compton Avenue	Los Angeles, CA	—	3,800	7,330	(233)	3,825	7,072	10,897	1,716	2006	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/14				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2014
		(In thousands)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	3,419	2006	(j)
2325 Camino Vida Roble	Carlsbad, CA	1,954	1,441	1,239	627	1,446	1,861	3,307	458	2006	(j)
2335 Camino Vida Roble	Carlsbad, CA	1,055	817	762	207	821	965	1,786	350	2006	(j)
2345 Camino Vida Roble	Carlsbad, CA	681	562	456	51	565	504	1,069	224	2006	(j)
2355 Camino Vida Roble	Carlsbad, CA	640	481	365	237	483	600	1,083	171	2006	(j)
2365 Camino Vida Roble	Carlsbad, CA	1,212	1,098	630	323	1,102	949	2,051	273	2006	(j)
2375 Camino Vida Roble	Carlsbad, CA	1,326	1,210	874	96	1,214	966	2,180	323	2006	(j)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	623	2,895	2,544	5,439	802	2006	(j)
8572 Spectrum Lane	San Diego, CA	2,034	806	3,225	274	807	3,498	4,305	680	2007	(j)
13100 Gregg Street	Poway, CA	—	1,040	4,160	509	1,073	4,636	5,709	1,353	2007	(j)
21730-21748 Marilla Street	Chatsworth, CA	2,766	2,585	3,210	58	2,608	3,245	5,853	912	2007	(j)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	1,395	2007	(j)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	1,219	2007	(j)
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,305	20,144	15,160	35,304	3,470	2007	(j)
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	102	9,381	3,922	13,303	1,557	2007	(j)
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	20,885	6,482	27,946	34,428	1,627	2012	(j)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	42	1,441	815	2,256	331	2007	(j)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(844)	675	556	1,231	232	2007	(j)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	21	1,229	732	1,961	305	2007	(j)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	2,861	2,043	3,408	(114)	2,051	3,286	5,337	682	2007	(j)
1290 Rancho Conejo Blvd.	Thousand Oaks, CA	2,416	1,754	2,949	(204)	1,761	2,738	4,499	594	2007	(j)
100 West Sinclair Street	Riverside, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	540	2007	(j)
14050 Day Street	Moreno Valley, CA	3,313	2,538	2,538	291	2,565	2,801	5,366	779	2008	(j)
12925 Marlay Avenue	Fontana, CA	9,092	6,072	7,891	762	6,090	8,635	14,725	3,159	2008	(j)
18201-18291 Santa Fe	Rancho Dominguez, CA	9,708	6,720	—	9,004	6,897	8,827	15,724	1,636	2008	(j)
1011 Rancho Conejo	Thousand Oaks, CA	5,328	7,717	2,518	(155)	7,752	2,327	10,079	1,000	2008	(j)
2300 Corporate Center Drive	Thousand Oaks, CA	—	6,506	4,885	(5,427)	3,236	2,728	5,964	901	2008	(j)
20700 Denker Avenue	Rancho Dominguez, CA	5,280	5,767	2,538	1,282	5,964	3,624	9,588	1,433	2008	(j)
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	722	2,874	3,548	6,422	879	2008	(j)
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	761	8,545	7,900	16,445	1,675	2008	(j)
6185 Kimball Avenue	Chino, CA	—	6,385	—	12,343	6,382	12,346	18,728	796	2013	(j)
5555 Bandini Blvd.	Bell, CA	—	32,536	—	20,917	32,540	20,913	53,453	647	2013	(j)
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	72	—	6,903	6,903	253	2014	(j)

4710 Guasti Road		Ontario, CA	—	2,846	6,564	—	2,846	6,564	9,410	41	2014	(j)
17100 Perris Blvd		Moreno Valley, CA	—	6,388	—	22,595	6,395	22,588	28,983	356	2014	(j)
13414 S. Figueroa		Los Angeles, CA	—	1,701	—	6,577	1,887	6,391	8,278	88	2014	(j)
Southern New Jersey
2060 Springdale Road		Cherry Hill, NJ	—	258	1,436	625	258	2,061	2,319	808	1998	(j)
111 Whittendale Drive		Morrestown, NJ	—	522	2,916	519	522	3,435	3,957	1,217	2000	(j)
7851 Airport Highway		Pennsauken, NJ	—	160	508	381	162	887	1,049	352	2003	(j)
103 Central Avenue		Mt. Laurel, NJ	—	610	1,847	1,471	619	3,309	3,928	1,085	2003	(j)
7890 Airport Hwy/7015 Central		Pennsauken, NJ	—	300	989	543	425	1,407	1,832	947	2006	(j)
600 Creek Road		Delanco, NJ	—	2,125	6,504	(3,821)	1,557	3,251	4,808	746	2007	(j)
St. Louis
8921-8971 Frost Avenue		Hazelwood, MO	—	431	2,479	818	431	3,297	3,728	1,456	1994	(j)
9043-9083 Frost Avenue		Hazelwood, MO	—	319	1,838	2,338	319	4,176	4,495	1,480	1994	(j)
10431 Midwest Industrial Blvd		Olivette, MO	1,446	237	1,360	745	237	2,105	2,342	875	1994	(j)
10751 Midwest Industrial Boulevard		Olivette, MO	—	193	1,119	294	194	1,412	1,606	584	1994	(j)
6951 N Hanley	(d)	Hazelwood, MO	—	405	2,295	2,577	419	4,858	5,277	1,839	1996	(j)
1067-1083 Warson-Bldg A		St. Louis, MO	1,642	246	1,359	826	251	2,180	2,431	570	2002	(j)
1093-1107 Warson-Bldg B		St. Louis, MO	2,813	380	2,103	1,681	388	3,776	4,164	1,027	2002	(j)
1113-1129 Warson-Bldg C		St. Louis, MO	2,322	303	1,680	1,454	310	3,127	3,437	1,139	2002	(j)
1131-1151 Warson-Bldg D		St. Louis, MO	2,198	353	1,952	949	360	2,894	3,254	766	2002	(j)
6821-6857 Hazelwood Avenue		Berkeley, MO	—	985	6,205	908	985	7,113	8,098	2,090	2003	(j)
13701 Rider Trail North		Earth City, MO	—	800	2,099	710	804	2,805	3,609	1,025	2003	(j)
1908-2000 Innerbelt	(d)	Overland, MO	7,215	1,590	9,026	1,095	1,591	10,120	11,711	3,741	2004	(j)
9060 Latty Avenue		Berkeley, MO	—	687	1,947	(90)	694	1,850	2,544	1,554	2006	(j)
21-25 Gateway Commerce Center		Edwardsville, IL	—	1,874	31,958	(331)	1,902	31,599	33,501	7,272	2006	(j)
6647 Romiss Court		St. Louis, MO	—	230	681	(8)	241	662	903	245	2008	(j)
Tampa
5313 Johns Road		Tampa, FL	—	204	1,159	573	257	1,679	1,936	640	1997	(j)
5525 Johns Road		Tampa, FL	—	192	1,086	294	200	1,372	1,572	539	1997	(j)
5709 Johns Road		Tampa, FL	—	192	1,086	197	200	1,275	1,475	534	1997	(j)
5711 Johns Road		Tampa, FL	—	243	1,376	159	255	1,523	1,778	640	1997	(j)
5453 W Waters Avenue		Tampa, FL	—	71	402	163	82	554	636	236	1997	(j)
5455 W Waters Avenue		Tampa, FL	—	307	1,742	747	326	2,470	2,796	1,043	1997	(j)
5553 W Waters Avenue		Tampa, FL	—	307	1,742	417	326	2,140	2,466	885	1997	(j)
5501 W Waters Avenue		Tampa, FL	—	215	871	298	242	1,142	1,384	491	1997	(j)
5503 W Waters Avenue		Tampa, FL	—	98	402	328	110	718	828	374	1997	(j)
5555 W Waters Avenue		Tampa, FL	—	213	1,206	230	221	1,428	1,649	625	1997	(j)
5557 W Waters Avenue		Tampa, FL	—	59	335	59	62	391	453	160	1997	(j)
5463 W Waters Avenue		Tampa, FL	—	497	2,751	694	560	3,382	3,942	1,371	1998	(j)
5461 W Waters Avenue		Tampa, FL	—	261	—	1,355	265	1,351	1,616	541	1998	(j)
5481 W Waters Avenue		Tampa, FL	—	558	—	2,263	561	2,260	2,821	832	1999	(j)
4515-4519 George Road		Tampa, FL	—	633	3,587	854	640	4,434	5,074	1,526	2001	(j)
6089 Johns Road		Tampa, FL	—	180	987	2	186	983	1,169	320	2004	(j)

6091 Johns Road		Tampa, FL	—	140	730	(32)	144	694	838	219	2004	(j)
6103 Johns Road		Tampa, FL	—	220	1,160	16	226	1,170	1,396	387	2004	(j)
6201 Johns Road		Tampa, FL	—	200	1,107	3	205	1,105	1,310	415	2004	(j)
6203 Johns Road		Tampa, FL	—	300	1,460	(311)	311	1,138	1,449	348	2004	(j)
6205 Johns Road		Tampa, FL	—	270	1,363	152	278	1,507	1,785	445	2004	(j)
6101 Johns Road		Tampa, FL	—	210	833	49	216	876	1,092	304	2004	(j)
4908 Tampa West Blvd		Tampa, FL	—	2,622	8,643	(820)	2,635	7,810	10,445	2,722	2005	(j)
7201-7281 Bryan Dairy Road	(d)	Largo, FL	—	1,895	5,408	(1,552)	1,365	4,386	5,751	1,129	2006	(j)
4900-4914 Creekside Drive	(h)	Clearwater, FL	—	3,702	7,338	(3,486)	2,245	5,309	7,554	1,787	2006	(j)
12345 Starkey Road		Largo, FL	—	898	2,078	(629)	599	1,748	2,347	651	2006	(j)
Other
5050 Kendrick Court		Grand Rapids, MI	—	1,721	11,433	(2,272)	988	9,894	10,882	7,264	1994	(j)
2250 Delaware Avenue		Des Moines, IA	—	277	1,609	(133)	173	1,580	1,753	743	1998	(j)
9601A Dessau Road		Austin, TX	1,187	255	—	1,893	366	1,782	2,148	711	1999	(j)
9601C Dessau Road		Austin, TX	1,418	248	—	2,319	355	2,212	2,567	1,089	1999	(j)
9601B Dessau Road		Austin, TX	1,177	248	—	1,883	355	1,776	2,131	652	2000	(j)
6266 Hurt Road		Horn Lake, MS	—	427	—	3,712	387	3,752	4,139	836	2004	(j)
6301 Hazeltine National Drive		Orlando, FL	—	909	4,613	57	920	4,659	5,579	1,718	2005	(j)
12626 Silicon Drive		San Antonio, TX	—	768	3,448	(449)	779	2,988	3,767	934	2005	(j)
3100 Pinson Valley Parkway		Birmingham, AL	—	303	742	(280)	225	540	765	212	2005	(j)
3730 Wheeler Avenue		Fort Smith, AR	—	720	2,800	(589)	583	2,348	2,931	827	2006	(j)
3200 Pond Station		Jefferson County, KY	—	2,074	—	9,896	2,120	9,850	11,970	2,052	2007	(j)
581 Welltown Road/Tyson Blvd		Winchester, VA	—	2,320	—	10,945	2,401	10,864	13,265	2,054	2007	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/14				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/ State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2014
			(In thousands)
7501 NW 106th Terrace		Kansas City, MO	10,997	4,152	—	13,659	4,228	13,583	17,811	2,108	2008	(j)
600 Greene Drive		Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	4,094	2008	(j)
Land Parcels
Land Parcels	(i)		—	159,831	—	5,930	150,135	15,626	165,761	2,184
Total			$599,985	$743,319	$1,635,277	$779,479	$718,188	$2,439,887	$3,158,075	$786,978

FIRST INDUSTRIAL REALTY TRUST, INC.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014
NOTES:

(a)
See description of encumbrances in Note 5 of the Notes to Consolidated Financial Statements. For purposes of this schedule. the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

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

At December 31, 2014, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.2 billion (excluding construction in progress).

The changes in investment in real estate, including investment in real estate held for sale, for the three years ended December 31, are as follows:

	2014	2013	2012
	(In thousands)
Balance, Beginning of Year	$3,119,547	$3,130,942	$3,115,050
Acquisition of Real Estate Assets	84,526	69,481	65,770
Construction Costs and Improvements	104,782	100,207	74,116
Disposition of Real Estate Assets	(98,378)	(142,369)	(94,093)
Impairment of Real Estate	—	(2,652)	(1,246)
Write-off of Fully Depreciated Assets	(27,108)	(36,062)	(28,655)
Balance, End of Year	$3,183,369	$3,119,547	$3,130,942

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, are as follows:

	2014	2013	2012
	(In thousands)
Balance, Beginning of Year	$748,044	$735,593	$695,931
Depreciation for Year	93,457	94,271	100,074
Disposition of Real Estate Assets	(27,415)	(45,758)	(31,757)
Write-off of Fully Depreciated Assets	(27,108)	(36,062)	(28,655)
Balance, End of Year	$786,978	$748,044	$735,593

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ BRUCE W. DUNCAN
Bruce W. Duncan President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 24, 2015

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date: February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. EDWIN TYLER	Chairman of the Board of Directors	February 24, 2015
W. Edwin Tyler

/S/ BRUCE W. DUNCAN	President, Chief Executive Officer and Director	February 24, 2015
Bruce W. Duncan

/S/ MATTHEW DOMINSKI	Director	February 24, 2015
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 24, 2015
H. Patrick Hackett, Jr.

/S/ JOHN E. RAU	Director	February 24, 2015
John E. Rau

/S/ L. PETER SHARPE	Director	February 24, 2015
L. Peter Sharpe