Form 10-Q
period 2015-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2015-04-29
CIK 921825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of April 29, 2015: 110,727,654.

FIRST INDUSTRIAL REALTY TRUST, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$710,664	$718,188
Buildings and Improvements	2,415,620	2,439,887
Construction in Progress	36,756	25,294
Less: Accumulated Depreciation	(794,379)	(786,978)
Net Investment in Real Estate	2,368,661	2,396,391
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $796 and $0	4,915	—
Cash and Cash Equivalents	3,557	9,500
Restricted Cash	1,829	1,829
Tenant Accounts Receivable, Net	8,176	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	59,989	58,130
Deferred Financing Costs, Net	11,816	10,448
Deferred Leasing Intangibles, Net	31,816	33,526
Prepaid Expenses and Other Assets, Net	62,999	64,744
Total Assets	$2,553,758	$2,581,995
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$596,998	$599,985
Senior Unsecured Notes, Net	364,885	364,861
Unsecured Term Loan	200,000	200,000
Unsecured Credit Facility	168,000	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	75,266	79,733
Deferred Leasing Intangibles, Net	12,383	12,726
Rents Received in Advance and Security Deposits	38,620	36,914
Dividend Payable	14,912	11,949
Total Liabilities	1,471,064	1,491,168
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized, 115,051,768 and 114,924,980 shares issued and 110,727,654 and 110,600,866 shares outstanding)	1,151	1,149
Additional Paid-in-Capital	1,873,374	1,872,336
Distributions in Excess of Accumulated Earnings	(682,920)	(670,650)
Accumulated Other Comprehensive Loss	(10,319)	(13,867)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,041,268	1,048,950
Noncontrolling Interest	41,426	41,877
Total Equity	1,082,694	1,090,827
Total Liabilities and Equity	$2,553,758	$2,581,995
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$68,210	$62,048
Tenant Recoveries and Other Income	21,732	21,813
Total Revenues	89,942	83,861
Expenses:
Property Expenses	29,791	30,316
General and Administrative	6,966	5,521
Acquisition Costs	—	35
Depreciation and Other Amortization	28,306	27,871
Total Expenses	65,063	63,743
Other Income (Expense):
Gain on Sale of Real Estate	7,930	—
Interest Income	24	702
Interest Expense	(16,642)	(19,046)
Amortization of Deferred Financing Costs	(746)	(804)
Mark-to-Market Loss on Interest Rate Protection Agreements	(12,990)	—
Total Other Income (Expense)	(22,424)	(19,148)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	2,455	970
Equity in Income of Joint Ventures	71	2,966
Income Tax Provision	(60)	(10)
Income from Continuing Operations	2,466	3,926
Discontinued Operations:
Income Attributable to Discontinued Operations	—	406
Gain on Sale of Real Estate	—	735
Income from Discontinued Operations	—	1,141
Net Income	2,466	5,067
Less: Net Income Attributable to the Noncontrolling Interest	(93)	(104)
Net Income Attributable to First Industrial Realty Trust, Inc.	2,373	4,963
Less: Preferred Dividends	—	(1,019)
Less: Redemption of Preferred Stock	—	(1,462)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,373	$2,482
Basic and Diluted Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.01
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.01
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.02
Distributions Per Share	$0.1275	$0.1025
Weighted Average Shares Outstanding - Basic	110,310	109,676
Weighted Average Shares Outstanding - Diluted	110,675	110,215
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)
	(In thousands)
Net Income	$2,466	$5,067
Mark-to-Market Loss on Interest Rate Protection Agreements	(9,446)	(1,604)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	12,990	—
Amortization of Interest Rate Protection Agreements	131	628
Foreign Currency Translation Adjustment	15	(50)
Comprehensive Income	6,156	4,041
Comprehensive Income Attributable to Noncontrolling Interest	(233)	(63)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$5,923	$3,978
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2014	$1,149	$1,872,336	$(670,650)	$(13,867)	$(140,018)	$41,877	$1,090,827
Stock Based Compensation Activity	2	909	(451)	—	—	—	460
Conversion of Units to Common Stock	—	95	—	—	—	(95)	—
Reallocation—Additional Paid in Capital	—	34	—	—	—	(34)	—
Common Stock and Unit Distributions	—	—	(14,192)	—	—	(557)	(14,749)
Net Income	—	—	2,373	—	—	93	2,466
Other Comprehensive Income	—	—	—	3,548	—	142	3,690
Balance as of March 31, 2015	$1,151	$1,873,374	$(682,920)	$(10,319)	$(140,018)	$41,426	$1,082,694
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,466	$5,067
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,258	23,059
Amortization of Deferred Financing Costs	746	804
Other Amortization	7,741	7,997
Provision for Bad Debt	498	663
Equity in Income of Joint Ventures	(71)	(2,966)
Distributions from Joint Ventures	—	962
Gain on Sale of Real Estate	(7,930)	(735)
Mark-to-Market Loss on Interest Rate Protection Agreements	12,990	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,425)	(3,878)
(Increase) Decrease in Deferred Rent Receivable	(2,272)	404
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(6,476)	(8,324)
Cash Book Overdraft	429	1,082
Net Cash Provided by Operating Activities	27,954	24,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	—	(13,262)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(25,556)	(22,869)
Net Proceeds from Sales of Investments in Real Estate	25,573	3,244
Contributions to and Investments in Joint Ventures	(9)	—
Distributions from Joint Ventures	126	2,074
Repayments of Notes Receivable	2,720	17,080
Increase in Escrows	(756)	(123)
Net Cash Provided by (Used in) Investing Activities	2,098	(13,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,114)	(2,035)
Repurchase and Retirement of Restricted Stock	(2,101)	(1,475)
Common Stock and Unit Distributions Paid	(11,786)	(9,740)
Preferred Dividends Paid	—	(1,471)
Redemption of Preferred Stock	—	(75,000)
Repayments on Mortgage Loans Payable	(2,980)	(3,197)
Proceeds from Unsecured Term Loan	—	200,000
Proceeds from Unsecured Credit Facility	32,000	105,000
Repayments on Unsecured Credit Facility	(49,000)	(226,000)
Net Cash Used in Financing Activities	(35,981)	(13,918)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(30)
Net Decrease in Cash and Cash Equivalents	(5,929)	(3,639)
Cash and Cash Equivalents, Beginning of Year	9,500	7,577
Cash and Cash Equivalents, End of Year	$3,557	$3,908
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
We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which First Industrial Realty Trust, Inc. is the sole general partner with an approximate 96.2% ownership interest at March 31, 2015, and through its taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at March 31, 2015 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint
Venture"; collectively, the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the three months ended March 31, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At March 31, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of March 31, 2015, we owned 629 industrial properties located in 25 states, containing an aggregate of approximately 63.0 million square feet of GLA. Of the 629 properties owned by the Company on a consolidated basis, none of them are directly owned by First Industrial Realty Trust, Inc.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2014 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2014 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2014 audited consolidated financial statements included in our 2014 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2015 and December 31, 2014, and the reported amounts of revenues and expenses for the three months ended March 31, 2015 and 2014. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2015 and December 31, 2014, the results of our operations and comprehensive income for each of the three months ended March 31, 2015 and 2014, and our cash flows for each of the three months ended March 31, 2015 and 2014; all adjustments are of a normal recurring nature.

Reclassifications
Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

Discontinued Operations
Effective January 1, 2015, we adopted Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") for all properties not previously sold. ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Going forward, we expect the majority of our property dispositions will not qualify as discontinued operations and the results of the dispositions, including gain on sale of real estate, will be presented in Income from Continuing Operations.
Recent Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”). ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.
3. Investment in Real Estate
Real Estate Held for Sale
At March 31, 2015, we had one industrial property comprising approximately 0.2 million square feet of GLA and one land parcel held for sale. There can be no assurance that the industrial property and land parcel held for sale will be sold.
Sales and Discontinued Operations
During the three months ended March 31, 2015, we sold nine industrial properties comprising approximately 0.5 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $26,626. The gain on sale of real estate was approximately $7,930.
The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations are presented as discontinued operations in the Consolidated Statements of Operations. Income from discontinued operations for the three months ended March 31, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2014.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Total Revenues	$2,360
Property Expenses	(1,038)
Depreciation and Amortization	(916)
Gain on Sale of Real Estate	735
Income from Discontinued Operations	$1,141

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2015	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2015	December 31, 2014
Mortgage Loans Payable, Net	$596,998	$599,985	4.03% – 8.26%	4.03% – 8.26%	February 2016 – September 2022
Unamortized Premiums	(83)	(90)
Mortgage Loans Payable, Gross	$596,915	$599,895
Senior Unsecured Notes, Net
2016 Notes	$159,635	$159,621	5.75%	5.91%	1/15/2016
2017 Notes	54,967	54,966	7.50%	7.52%	12/1/2017
2027 Notes	6,067	6,066	7.15%	7.11%	5/15/2027
2028 Notes	31,884	31,884	7.60%	8.13%	7/15/2028
2032 Notes	10,519	10,518	7.75%	7.87%	4/15/2032
2017 II Notes	101,813	101,806	5.95%	6.37%	5/15/2017
Subtotal	$364,885	$364,861
Unamortized Discounts	217	241
Senior Unsecured Notes, Gross	$365,102	$365,102
Unsecured Term Loan*	$200,000	$200,000	1.922%	1.922%	1/29/2021
Unsecured Credit Facility**	$168,000	$185,000	1.323%	1.323%	3/11/2019
* We entered into interest rate protection agreements, with an aggregate notional value of $200,000, to effectively convert the variable rate to a fixed rate. See Note 10.
** The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
As of March 31, 2015, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $733,270. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of March 31, 2015.
Unsecured Credit Facility
On March 10, 2015, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $625,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $900,000, subject to certain restrictions. The amendment extended the maturity date from September 29, 2017 to March 11, 2019 with an option to extend an additional one year at our election, subject to certain restrictions. At March 31, 2015, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 115 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2015	$9,178
2016	251,870
2017	168,723
2018	168,341
2019	244,423
Thereafter	487,482
Total	$1,330,017
The Unsecured Credit Facility, our $200,000 unsecured loan (the "Unsecured Term Loan") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of March 31, 2015. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2015 and December 31, 2014, the fair value of our indebtedness was as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$596,998	$641,253	$599,985	$640,818
Senior Unsecured Notes, Net	364,885	393,061	364,861	395,320
Unsecured Term Loan	200,000	200,552	200,000	200,575
Unsecured Credit Facility	168,000	168,000	185,000	185,747
Total	$1,329,883	$1,402,866	$1,349,846	$1,422,460
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs.

5. Stockholders’ Equity
Shares of Common Stock and Noncontrolling Interest
During the three months ended March 31, 2015 and 2014, 9,825 and 131,844 limited partnership interests in the Operating Partnership ("Units"), respectively, were converted into an equivalent number of shares of common stock, resulting in a reclassification of $95 and $1,279, respectively, of noncontrolling interest to First Industrial Realty Trust Inc.’s stockholders’ equity.
The following table summarizes the changes in noncontrolling interest for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Noncontrolling Interest, Beginning of Period	$41,877	$44,369
Net Income	93	104
Unit Distributions	(557)	(458)
Other Comprehensive Income (Loss) (Including a Reallocation of $2 and $5)	142	(36)
Conversion of Units to Common Stock	(95)	(1,279)
Reallocation - Additional Paid-in-Capital	(34)	48
Noncontrolling Interest, End of Period	$41,426	$42,748
Dividends/Distributions
During the three months ended March 31, 2015, we accrued $14,749 common stock dividends and operating partnership unit distributions.

6. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 and the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2014	$(14,402)	$(15)	$550	$(13,867)
Other Comprehensive (Loss) Income Before Reclassifications	(10,503)	15	(142)	(10,630)
Amounts Reclassified from Accumulated Other Comprehensive Loss	14,178	—	—	14,178
Net Current Period Other Comprehensive Income (Loss)	3,675	15	(142)	3,548
Balance as of March 31, 2015	$(10,727)	$—	$408	$(10,319)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	$12,990	$—	Mark-to-Market Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	131	628	Interest Expense
Settlement Payments to our Counterparties	1,057	733	Interest Expense
	$14,178	$1,361	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $494 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Group I Swaps, as defined in Note 10, will also be reclassified to net income. See Note 10 for more information about our derivatives.

7. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest Expense Capitalized in Connection with Development Activity	$459	$380
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$14,912	$11,921
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(95)	$(1,279)
Common Stock	—	1
Additional Paid-in-Capital	95	1,278
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$—	$138
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$8,881	$12,650
Write-off of Fully Depreciated Assets	$(9,849)	$(9,863)

8. Earnings Per Share ("EPS")
The computation of basic and diluted EPS is presented below:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Numerator:
Income from Continuing Operations	$2,466	$3,926
Noncontrolling Interest Allocable to Continuing Operations	(93)	(58)
Income from Continuing Operations Allocable to Participating Securities	(41)	(18)
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	2,332	3,850
Preferred Dividends	—	(1,019)
Redemption of Preferred Stock	—	(1,462)
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,332	$1,369
Income from Discontinued Operations	$—	$1,141
Noncontrolling Interest Allocable to Discontinued Operations	—	(46)
Income from Discontinued Operations Allocable to Participating Securities	—	(14)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$—	$1,081
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,373	$2,482
Net Income Allocable to Participating Securities	(41)	(32)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,332	$2,450
Denominator (In Thousands):
Weighted Average Shares - Basic	110,310	109,676
Effect of Dilutive Securities:
LTIP Unit Awards (as defined in Note 9)	365	539
Weighted Average Shares - Diluted	110,675	110,215
Basic and Diluted EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.01
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.01
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.02
Participating securities include 391,721 and 349,331 of unvested restricted stock awards outstanding at March 31, 2015 and 2014, respectively, which participate in non-forfeitable dividends of the Company. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares outstanding, based upon the greater of net income (after reduction for preferred dividends and redemption of preferred stock) or common dividends declared.
9. Stock Based Compensation
During the three months ended March 31, 2015, we awarded 216,975 shares of restricted stock awards to certain employees, which had a fair value of $4,708 on the date of approval by the Compensation Committee of the Board of Directors. These restricted stock awards were issued based upon the achievement of certain corporate performance goals for the calendar year 2014 and generally vest over a period of three years.
Compensation expense is charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2015, we recognized $1,250 of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
Additionally, during the three months ended March 31, 2015, 264,432 Long-Term Incentive Program performance units ("LTIP Unit Awards") were granted to certain employees. The LTIP Unit Awards had a fair value of $2,531 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of our common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the granted units is calculated based upon the performance from January 1, 2015 through December 31, 2017. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of our common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on our TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards, which dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement.
During the three months ended March 31, 2015 and 2014, we recognized $2,561 and $1,575, respectively, in amortization related to restricted stock awards and LTIP Unit Awards. Restricted stock award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At March 31, 2015, we had $9,757 in unrecognized compensation related to unvested restricted stock awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.12 years.
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
In connection with the origination of the Unsecured Term Loan (see Note 4), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Group I Swaps”). The Group I Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Group I Swaps as cash flow hedges.
In order to maintain our flexibility to pursue an offering of unsecured debt in the future, during August 2014 we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Group II Swaps"; together with the Group I Swaps, the "Swaps"). The Group II Swaps fix the LIBOR rate at a rate of 2.5795% and are effective from December 1, 2014 through December 1, 2024. At origination, we designated the Group II Swaps as cash flow hedges. During the three months ended March 31, 2015, the Company reclassified the fair market value loss recorded in other comprehensive income relating to the Group II Swaps to earnings as a result of the Company determining that the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective designation memos. For the three months ended March 31, 2015, the reclassified amount was a loss of $12,990 recorded as mark-to-market loss on interest rate protection agreements. As a result of the forecasted transaction becoming not probable to occur within the stated timeframe, the Group II Swaps were de-designated and future changes in fair value will be recorded directly in earnings. See Subsequent Events.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2015, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of March 31, 2015:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
Group I Swaps	$(8,735)	—	$(8,735)	—
Derivatives not designated as a hedging instrument:
Group II Swaps	$(12,990)	—	$(12,990)	—
There was no ineffectiveness recorded on the Group I Swaps during the three months ended March 31, 2015. See Note 6 for more information.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At March 31, 2015, we had eight industrial buildings totaling approximately 1.6 million square feet of GLA under construction. The estimated total investment as of March 31, 2015 is approximately $106,500. Of this amount, approximately $59,700 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment stated above.
12. Subsequent Events
From April 1, 2015 to April 29, 2015, we acquired one land parcel for a purchase price of approximately $4,142, excluding costs incurred in conjunction with the acquisition and we sold one industrial property and one land parcel for approximately $6,435.
On April 29, 2015, we settled the Group II Swaps for $11,546 of a payment to be made to the counterparties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
In addition, the following discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company, and are generally identifiable by use of the words "believe," "expect," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar words. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities; our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land) in the Company’s current and potential market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; environmental liabilities; delays in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; and those additional factors described in this report, in Item 1A, "Risk Factors" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2014 and in the Company's subsequent Exchange Act reports. We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "Company," "we," "us" and "our" refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their respective controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the "Operating Partnership."
GENERAL
The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We began operations on July 1, 1994. Our interests in our properties and land parcels are held through partnerships, corporations, and limited liability companies controlled, directly or indirectly, by us, including the Operating Partnership, of which we are the sole general partner with an approximate 96.2% ownership interest at March 31, 2015, and through our taxable REIT subsidiaries. We also conduct operations through other partnerships (the "Other Real Estate Partnerships") and limited liability companies, the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company, as presented herein. First Industrial Realty Trust, Inc. does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at March 31, 2015 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the three months ended March 31, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At March 31, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of March 31, 2015, we owned 629 industrial properties located in 25 states, containing an aggregate of approximately 63.0 million square feet of GLA.
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
RESULTS OF OPERATIONS
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2015 and 2014. Same store properties are properties owned prior to January 1, 2014 and held as an in-service property through March 31, 2015 and developments and redevelopments that were placed in service prior to January 1, 2014 or were substantially completed for the 12 months prior to January 1, 2014. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2013 and held as an operating property through March 31, 2015. Sold properties are properties that were sold subsequent to December 31, 2013. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2014 or b) stabilized prior to January 1, 2014. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Our net income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $2.4 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Basic and diluted net income available to First Industrial Realty Trust, Inc.’s common stockholders was $0.02 per share and $0.02 per share for the three months ended March 31, 2015 and 2014, respectively.
For the three months ended March 31, 2015 and 2014, the average occupancy rates of our same store properties were 92.6% and 92.6%, respectively.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,263	$82,486	$1,777	2.2%
Acquired Properties	1,651	346	1,305	377.2%
Sold Properties	323	2,902	(2,579)	(88.9)%
(Re) Developments and Land, Not Included Above	3,312	14	3,298	23,557.1%
Other	393	473	(80)	(16.9)%
	$89,942	$86,221	$3,721	4.3%
Discontinued Operations	—	(2,360)	2,360	(100.0)%
Total Revenues	$89,942	$83,861	$6,081	7.3%
Revenues from same store properties increased $1.8 million primarily due to a decrease in the straight-line rent reserve for doubtful accounts during the three months ended March 31, 2015 as compared to March 31, 2014. Revenues from acquired properties increased $1.3 million due to the eight industrial properties acquired subsequent to December 31, 2013 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $2.6 million due to the 38 industrial properties sold subsequent to December 31, 2013 totaling approximately 2.5 million square feet of GLA. Revenues from (re)developments and land increased $3.3 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$25,835	$27,483	$(1,648)	(6.0)%
Acquired Properties	504	120	384	320.0%
Sold Properties	175	1,268	(1,093)	(86.2)%
(Re) Developments and Land, Not Included Above	1,274	593	681	114.8%
Other	2,003	1,890	113	6.0%
	$29,791	$31,354	$(1,563)	(5.0)%
Discontinued Operations	—	(1,038)	1,038	(100.0)%
Total Property Expenses	$29,791	$30,316	$(525)	(1.7)%
 Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.6 million primarily due to lower snow removal costs incurred during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to the harsh 2014 winter. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments and land increased $0.7 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses increased $0.1 million primarily due to an increase in maintenance company expenses.
General and administrative expense increased $1.4 million, or 26.2%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the immediate recognition of expense related to the issuance of restricted stock to the Company’s CEO during the three months ended March 31, 2015.
For the three months ended March 31, 2014, we recognized $0.04 million of expense related to costs associated with acquiring buildings from third parties.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,010	$26,830	$(820)	(3.1)%
Acquired Properties	946	204	742	363.7%
Sold Properties	100	1,139	(1,039)	(91.2)%
(Re) Developments and Land, Not Included Above	1,080	492	588	119.5%
Corporate Furniture, Fixtures and Equipment	170	122	48	39.3%
	$28,306	$28,787	$(481)	(1.7)%
Discontinued Operations	—	(916)	916	(100.0)%
Total Depreciation and Other Amortization	$28,306	$27,871	$435	1.6%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization for (re)developments and land increased $0.6 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense increased $0.05 million due to additional asset purchases.
For the three months ended March 31, 2015, we recognized $7.9 million of gain on sale of real estate related to the sale of nine industrial properties comprising of approximately 0.5 million square feet of GLA.
Interest income decreased $0.7 million, or 96.6%, primarily due to a decrease in the weighted average note receivable balance outstanding for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Interest expense decreased $2.4 million, or 12.6%, primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2015 (5.07%) as compared to the three months ended March 31, 2014 (5.83%) and an increase in capitalized interest of $0.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2015 ($1,366.9 million) as compared to the three months ended March 31, 2014 ($1,351.8 million).
Amortization of deferred financing costs remained relatively unchanged.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt in the future. During the three months ended March 31, 2015, the Company reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of the Company determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the three months ended March 31, 2015, the reclassified amount was a loss of $13.0 million recorded as mark-to-market loss on interest rate protection agreements.
Equity in income of joint ventures decreased $2.9 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

As discussed in Note 2 in the Consolidated Financial Statements, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the three months ended March 31, 2015 that met the criteria to be classified as discontinued operations. The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations continue to be presented as discontinued operations in the Consolidated Statements of Operations. The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2014.

Three Months Ended March 31, 2014
($ in 000’s)
Total Revenues	$2,360
Property Expenses	(1,038)
Depreciation and Amortization	(916)
Gain on Sale of Real Estate	735
Income from Discontinued Operations	$1,141
Income from discontinued operations for the three months ended March 31, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2014.
LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three months ended March 31, 2015. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases	62	1,822	$3.90	10.6%	6.4	$4.68	N/A
Renewal Leases	94	1,646	$5.61	8.5%	2.8	$0.80	60.5%
Development Leases	3	97	$4.21	N/A	5.7	N/A	N/A
Total / Weighted Average	159	3,565	$4.70	9.3%	4.7	$2.66	60.5%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three months ended March 31, 2015, 43 new leases (including development leases) with free rent periods during the lease term on 1.6 million square feet of GLA commenced. Total free rent concessions of $2.6 million were associated with these leases. Additionally, during the three months ended March 31, 2015, five renewal leases with free rent periods during the lease term on 0.1 million square feet of GLA commenced. Total free rent concessions of $0.02 million were associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2015, our cash and cash equivalents and restricted cash were approximately $3.6 million and $1.8 million, respectively. Restricted cash is comprised of cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $450.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through March 31, 2016) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.75% 2016 Notes, in the aggregate principal amount of $159.7 million, are due January 15, 2016. Also, we have $82.1 million in mortgage loans payable outstanding at March 31, 2015 that mature or we anticipate prepaying prior to March 31, 2016. We expect to satisfy these payment obligations prior to March 31, 2016 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain our REIT qualification under the Code and distributions approved by our Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2016) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We also finance the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available. At March 31, 2015, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.323%. As of April 29, 2015, we had approximately $420.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2015, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2015.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2015
Net cash provided by operating activities of approximately $27.9 million for the three months ended March 31, 2015, was comprised primarily of the non-cash adjustments of approximately $35.0 million, a book overdraft of approximately $0.4 million, and net income of approximately $2.5 million, offset by the net change in operating assets and liabilities of approximately $9.9 million and equity in income of Joint Ventures of approximately $0.1 million. The adjustments for the non-cash items of approximately $35.0 million are primarily comprised of depreciation and amortization of approximately $31.7 million, mark-to-market loss on interest rate protection agreements of approximately $13.0 million and the provision for bad debt of approximately $0.5 million, offset by the gain on sale of real estate of approximately $7.9 million and the effect of the straight-lining of rental income of approximately $2.3 million.
Net cash provided by investing activities of approximately $2.1 million for the three months ended March 31, 2015, was comprised primarily of the net proceeds from the sale of real estate, repayments on our notes receivable and net distributions from our Joint Ventures, offset by the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows.
During the three months ended March 31, 2015, we sold nine industrial properties comprising approximately 0.5 million square feet of GLA. Proceeds from the sale of the nine industrial properties, net of closing costs, were approximately $25.6 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2015.
Net cash used in financing activities of approximately $36.0 million for the three months ended March 31, 2015, was comprised primarily of repayments on our mortgage loans payable, common stock/unit dividends, payments of debt issuance costs, the repurchase and retirement of restricted stock and the net repayments on our Unsecured Credit Facility.

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
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2015 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2015, $1,161.9 million (87.4% of total debt at March 31, 2015) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $168.0 million (12.6% of total debt at March 31, 2015) of our debt was variable rate debt. At December 31, 2014, $1,164.8 million (86.3% of total debt at December 31, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $185.0 million (13.7% of total debt at December 31, 2014) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2015, we had approximately $168.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates at March 31, 2015 relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2015 would have increased by approximately $0.01 million based on our average outstanding floating-rate debt during the three months ended March 31, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.7 million during the three months ended March 31, 2015.
As of March 31, 2015, the estimated fair value of our debt was approximately $1,402.9 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2015, we had interest rate protection agreements with a notional aggregate amount outstanding of $420.0 million, which mitigate our exposure to interest rates. $200.0 million of the interest rate protection agreements fix our interest rate on our $200.0 million unsecured term loan and $220.0 million was entered into in order to fix our interest rate to maintain our flexibility to pursue an offering of long-term unsecured debt in the future ("Interest Rate Protection Agreements"). During the three months ended March 31, 2015, the Company determined that the issuance of long-term unsecured debt was no longer probable of occurring by the date within the respective hedge memos and therefore, the Company de-designated the Interest Rate Protection Agreements and reclassified the fair market value loss of $13.0 million as of March 31, 2015 to the income statement. See Subsequent Events. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2015 incentive compensation plan.
Neither FFO nor SS NOI should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither FFO nor SS NOI represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.
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
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets and real estate asset depreciation and amortization, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$2,373	$2,482
Adjustments:
Depreciation and Other Amortization of Real Estate	28,136	27,749
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	916
Equity in Depreciation and Other Amortization of Joint Ventures	17	37
Non-NAREIT Compliant Gain	(7,930)	(735)
Non-NAREIT Compliant Gain from Joint Ventures	(63)	(2,979)
Noncontrolling Interest Share of Adjustments	(767)	(996)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$21,766	$26,474

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, interest income, equity in income from joint ventures, income tax benefit and expense, gains and losses on retirement of debt and sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Same Store Properties - Revenues	$84,263	$82,486
Same Store Properties - Property Expenses	25,835	27,483
Same Store Net Operating Income Before Adjustments	$58,428	$55,003
Adjustments:
Lease Inducement Amortization	202	315
Straight-line Rent	(499)	369
Above / Below Market Rent Amortization	(100)	(577)
Lease Termination Fees	(51)	(101)
One-Time Restoration Fee	—	(389)
Same Store Net Operating Income	$57,980	$54,620
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From April 1, 2015 to April 29, 2015, we acquired one land parcel for a purchase price of approximately $4.1 million, excluding costs incurred in conjunction with the acquisition and we sold one industrial property and one land parcel for approximately $6.4 million.
On April 29, 2015, we settled the Interest Rate Protection Agreements for $11.5 million of a payment to be made to the counterparties.

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

10.1
Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of March 10, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated March 12, 2015, File No. 1-13102)

10.2*
First Amendment to Unsecured Term Loan Agreement, dated as of April 20, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder

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

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: April 29, 2015

EXHIBIT INDEX

Exhibits	Description

10.1
Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of March 10, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated March 12, 2015, File No. 1-13102)

10.2*
First Amendment to Unsecured Term Loan Agreement, dated as of April 20, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder

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

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.