Form 10-Q
period 2015-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2015-11-02
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
Form 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-13102 (First Industrial Realty Trust, Inc.) 333-21873 (First Industrial, L.P.)
  __________________________________
FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland (First Industrial Realty Trust, Inc.)	36-3935116 (First Industrial Realty Trust, Inc.)
Delaware (First Industrial, L.P.)	36-3924586 (First Industrial, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 3900, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant’s telephone number, including area code)
 __________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

First Industrial Realty Trust, Inc.	Yes ☑ No ☐
First Industrial, L.P.	Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

First Industrial Realty Trust, Inc.	Yes ☑ No ☐
First Industrial, L.P.	Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

First Industrial Realty Trust, Inc.:
Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

First Industrial, L.P.:
Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes ☐ No ☑
First Industrial, L.P.	Yes ☐ No ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of October 30, 2015: 110,744,317.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2015 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2015, the Company owned an approximate 96.2% common general partnership interest in the Operating Partnership. The remaining approximate 3.8% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one enterprise. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.8% equity interest in the Operating Partnership held by entities other than the Company are classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

•
Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, though operations are also conducted through eight other limited partnerships, which are referred to as the “Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separately wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.

•
Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various other entities owned by the Company. Since the Operating Partnership does not have an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not the Operating Partnership. Also, this entity owes certain amounts to the Operating Partnership, which a receivable is included on the Operating Partnership’s balance sheet but is eliminated on the Company’s consolidated balance sheet since both this entity and the Operating Partnership are fully consolidated by the Company.

We believe combining the Company’s and Operating Partnership’s quarterly reports into this single report results in the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management views and operates the business;

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports; and

•
eliminates duplicative disclosures and provides a more streamlined and readable presentation for our investors to review since a substantial portion of the Company’s disclosure applies to both the Company and the Operating Partnership.

To help investors understand the differences between the Company and the Operating Partnership, this report provides the following separate disclosures for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and

•	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$740,989	$718,188
Buildings and Improvements	2,467,125	2,439,887
Construction in Progress	60,306	25,294
Less: Accumulated Depreciation	(820,322)	(786,978)
Net Investment in Real Estate	2,448,098	2,396,391
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,463 and $0	7,460	—
Cash and Cash Equivalents	66,939	9,500
Restricted Cash	—	1,829
Tenant Accounts Receivable, Net	5,935	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	62,918	58,130
Deferred Financing Costs, Net	13,039	10,448
Deferred Leasing Intangibles, Net	31,173	33,526
Prepaid Expenses and Other Assets, Net	71,118	64,744
Total Assets	$2,706,680	$2,581,995
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$590,912	$599,985
Senior Unsecured Notes, Net	364,932	364,861
Unsecured Term Loans	460,000	200,000
Unsecured Credit Facility	55,000	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	89,639	79,733
Deferred Leasing Intangibles, Net	12,045	12,726
Rents Received in Advance and Security Deposits	39,322	36,914
Dividend Payable	15,096	11,949
Total Liabilities	1,626,946	1,491,168
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized, 115,069,179 and 114,924,980 shares issued and 110,745,065 and 110,600,866 shares outstanding)	1,151	1,149
Additional Paid-in-Capital	1,876,258	1,872,336
Distributions in Excess of Accumulated Earnings	(683,413)	(670,650)
Accumulated Other Comprehensive Loss	(15,585)	(13,867)
Treasury Shares at Cost (4,324,114 shares)	(140,018)	(140,018)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,038,393	1,048,950
Noncontrolling Interest	41,341	41,877
Total Equity	1,079,734	1,090,827
Total Liabilities and Equity	$2,706,680	$2,581,995
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands except per share data)
Revenues:
Rental Income	$71,148	$66,276	$209,244	$191,866
Tenant Recoveries and Other Income	21,009	20,085	63,311	62,400
Total Revenues	92,157	86,361	272,555	254,266
Expenses:
Property Expenses	28,044	27,262	85,662	84,499
General and Administrative	5,900	5,389	19,026	17,942
Acquisition Costs	45	—	364	111
Impairment of Real Estate	626	—	626	—
Depreciation and Other Amortization	28,589	27,904	84,939	83,436
Total Expenses	63,204	60,555	190,617	185,988
Other Income (Expense):
Gain on Sale of Real Estate	2,957	—	13,084	—
Interest Income	2	681	59	2,054
Interest Expense	(16,674)	(17,322)	(49,679)	(55,292)
Amortization of Deferred Financing Costs	(781)	(753)	(2,291)	(2,360)
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	—	—	(11,546)	—
Loss from Retirement of Debt	—	(32)	—	(655)
Total Other Income (Expense)	(14,496)	(17,426)	(50,373)	(56,253)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Benefit (Provision)	14,457	8,380	31,565	12,025
Equity in (Loss) Income of Joint Ventures	(6)	(14)	61	3,508
Income Tax Benefit (Provision)	14	(103)	(127)	(192)
Income from Continuing Operations	14,465	8,263	31,499	15,341
Discontinued Operations:
Income Attributable to Discontinued Operations	—	504	—	1,642
Gain on Sale of Real Estate	—	13,428	—	14,483
Income from Discontinued Operations	—	13,932	—	16,125
Net Income	14,465	22,195	31,499	31,466
Less: Net Income Attributable to the Noncontrolling Interest	(548)	(868)	(1,197)	(1,137)
Net Income Attributable to First Industrial Realty Trust, Inc.	13,917	21,327	30,302	30,329
Less: Preferred Dividends	—	—	—	(1,019)
Less: Redemption of Preferred Stock	—	—	—	(1,462)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$13,917	$21,327	$30,302	$27,848
Basic Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.12	$—	$0.14
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.19	$0.27	$0.25

Diluted Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.12	$—	$0.14
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.19	$0.27	$0.25
Distributions Per Share	$0.1275	$0.1025	$0.3825	$0.3075
Weighted Average Shares Outstanding - Basic	110,356	110,072	110,338	109,856
Weighted Average Shares Outstanding - Diluted	110,848	110,271	110,735	110,298
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands)
Net Income	$14,465	$22,195	$31,499	$31,466
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(8,393)	3,592	(15,181)	(905)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 9)	—	—	12,990	—
Amortization of Interest Rate Protection Agreements	131	131	393	1,227
Foreign Currency Translation Adjustment	—	(71)	15	(76)
Comprehensive Income	6,203	25,847	29,716	31,712
Comprehensive Income Attributable to Noncontrolling Interest	(234)	(1,012)	(1,129)	(1,147)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$5,969	$24,835	$28,587	$30,565
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in-Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Shares At Cost	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2014	$1,149	$1,872,336	$(670,650)	$(13,867)	$(140,018)	$41,877	$1,090,827
Stock Based Compensation Activity	2	3,923	(451)	—	—	—	3,474
Conversion of Units to Common Stock	—	106	—	—	—	(106)	—
Reallocation - Additional Paid-in-Capital	—	(107)	—	—	—	107	—
Common Stock and Unit Distributions	—	—	(42,614)	—	—	(1,669)	(44,283)
Net Income	—	—	30,302	—	—	1,197	31,499
Other Comprehensive Loss	—	—	—	(1,718)	—	(65)	(1,783)
Balance as of September 30, 2015	$1,151	$1,876,258	$(683,413)	$(15,585)	$(140,018)	$41,341	$1,079,734
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,499	$31,466
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	69,592	70,109
Amortization of Deferred Financing Costs	2,291	2,360
Other Amortization	21,205	23,476
Impairment of Real Estate	626	—
Provision for Bad Debt	748	1,069
Equity in Income of Joint Ventures	(61)	(3,508)
Distributions from Joint Ventures	—	1,881
Gain on Sale of Real Estate	(13,084)	(14,483)
Loss from Retirement of Debt	—	655
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	11,546	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,897)	(4,369)
Increase in Deferred Rent Receivable	(5,325)	(1,224)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,550	(919)
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(10,650)
Net Cash Provided by Operating Activities	120,690	95,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(73,179)	(53,211)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(100,799)	(83,818)
Net Proceeds from Sales of Investments in Real Estate	48,393	56,622
Contributions to and Investments in Joint Ventures	(200)	(28)
Distributions from Joint Ventures	126	2,469
Settlement of Interest Rate Protection Agreements	(11,546)	—
Repayments of Notes Receivable	2,760	49,761
Increase in Escrows	(1,619)	(515)
Net Cash Used in Investing Activities	(136,064)	(28,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(4,882)	(2,411)
Repurchase and Retirement of Restricted Stock	(2,101)	(4,667)
Common Stock and Unit Distributions Paid	(41,136)	(33,367)
Preferred Dividends Paid	—	(1,471)
Redemption of Preferred Stock	—	(75,000)
Repayments on Mortgage Loans Payable	(9,054)	(74,944)
Repayments of Senior Unsecured Notes	—	(71,578)
Proceeds from Unsecured Term Loans	260,000	200,000
Proceeds from Unsecured Credit Facility	210,000	307,000
Repayments on Unsecured Credit Facility	(340,000)	(304,000)
Net Cash Provided by (Used in) Financing Activities	72,827	(60,438)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(23)
Net Increase in Cash and Cash Equivalents	57,453	6,705
Cash and Cash Equivalents, Beginning of Year	9,500	7,577
Cash and Cash Equivalents, End of Year	$66,939	$14,259
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,685	$1,030
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on Common Stock/Operating Partnership Units	$15,096	$11,886
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(106)	$(1,697)
Common Stock	—	2
Additional Paid-in-Capital	106	1,695
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$608	$294
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$20,355	$23,785
Write-off of Fully Depreciated Assets	$(28,609)	$(29,090)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	(As Adjusted) December 31, 2014
	(Unaudited)
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$740,989	$718,188
Buildings and Improvements	2,467,125	2,439,887
Construction in Progress	60,306	25,294
Less: Accumulated Depreciation	(820,322)	(786,978)
Net Investment in Real Estate	2,448,098	2,396,391
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,463 and $0	7,460	—
Cash and Cash Equivalents	66,939	9,485
Restricted Cash	—	1,829
Tenant Accounts Receivable, Net	5,935	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	62,918	58,130
Deferred Financing Costs, Net	13,039	10,448
Deferred Leasing Intangibles, Net	31,173	33,526
Prepaid Expenses and Other Assets, Net	81,931	75,472
Total Assets	$2,717,493	$2,592,708
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$590,912	$599,985
Senior Unsecured Notes, Net	364,932	364,861
Unsecured Term Loans	460,000	200,000
Unsecured Credit Facility	55,000	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	89,639	79,683
Deferred Leasing Intangibles, Net	12,045	12,726
Rents Received in Advance and Security Deposits	39,322	36,914
Distributions Payable	15,096	11,949
Total Liabilities	1,626,946	1,491,118
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (110,745,065 and 110,600,866 units outstanding)	1,025,437	1,034,129
Limited Partners Units (4,363,625 and 4,374,637 units outstanding)	80,179	80,757
Accumulated Other Comprehensive Loss	(16,200)	(14,376)
Total First Industrial L.P.'s Partners’ Capital	1,089,416	1,100,510
Noncontrolling Interest	1,131	1,080
Total Partners’ Capital	1,090,547	1,101,590
Total Liabilities and Partners’ Capital	$2,717,493	$2,592,708
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015	(As Adjusted) Three Months Ended September 30, 2014	(As Adjusted) Nine Months Ended September 30, 2015	(As Adjusted) Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands except per Unit data)
Revenues:
Rental Income	$71,148	$66,276	$209,244	$191,866
Tenant Recoveries and Other Income	21,009	20,085	63,311	62,400
Total Revenues	92,157	86,361	272,555	254,266
Expenses:
Property Expenses	28,044	27,262	85,662	84,499
General and Administrative	5,900	5,345	18,911	17,835
Acquisition Costs	45	—	364	111
Impairment of Real Estate	626	—	626	—
Depreciation and Other Amortization	28,589	27,904	84,939	83,436
Total Expenses	63,204	60,511	190,502	185,881
Other Income (Expense):
Gain on Sale of Real Estate	2,957	—	13,084	—
Interest Income	2	681	59	2,054
Interest Expense	(16,674)	(17,322)	(49,679)	(55,292)
Amortization of Deferred Financing Costs	(781)	(753)	(2,291)	(2,360)
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	—	—	(11,546)	—
Loss from Retirement of Debt	—	(32)	—	(655)
Total Other Income (Expense)	(14,496)	(17,426)	(50,373)	(56,253)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Benefit (Provision)	14,457	8,424	31,680	12,132
Equity in (Loss) Income of Joint Ventures	(6)	(14)	61	3,508
Income Tax Benefit (Provision)	14	(103)	(127)	(192)
Income from Continuing Operations	14,465	8,307	31,614	15,448
Discontinued Operations:
Income Attributable to Discontinued Operations	—	504	—	1,642
Gain on Sale of Real Estate	—	13,428	—	14,483
Income from Discontinued Operations	—	13,932	—	16,125
Net Income	14,465	22,239	31,614	31,573
Less: Net Income Attributable to the Noncontrolling Interest	(27)	(21)	(75)	(50)
Net Income Attributable to Unitholders	14,438	22,218	31,539	31,523
Less: Preferred Unit Distributions	—	—	—	(1,019)
Less: Redemption of Preferred Units	—	—	—	(1,462)
Net Income Available to Unitholders and Participating Securities	$14,438	$22,218	$31,539	$29,042
Basic Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to Unitholders	$—	$0.12	$—	$0.14
Net Income Available to Unitholders	$0.13	$0.19	$0.27	$0.25
Diluted Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$0.12	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to Unitholders	$—	$0.12	$—	$0.14
Net Income Available to Unitholders	$0.12	$0.19	$0.27	$0.25

Distributions Per Unit	$0.1275	$0.1025	$0.3825	$0.3075
Weighted Average Units Outstanding - Basic	114,720	114,512	114,705	114,346
Weighted Average Units Outstanding - Diluted	115,212	114,711	115,102	114,788
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2015	(As Adjusted) Three Months Ended September 30, 2014	(As Adjusted) Nine Months Ended September 30, 2015	(As Adjusted) Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands)
Net Income Attributable to Unitholders	$14,438	$22,218	$31,539	$31,523
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(8,393)	3,592	(15,181)	(905)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 9)	—	—	12,990	—
Amortization of Interest Rate Protection Agreements	131	131	393	1,227
Foreign Currency Translation Adjustment	—	(71)	(26)	(76)
Comprehensive Income Attributable to Unitholders	$6,176	$25,870	$29,715	$31,769
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2014 (As Adjusted)	$1,034,129	$80,757	$(14,376)	$1,080	$1,101,590
Stock Based Compensation Activity	3,474	—	—	—	3,474
Conversion of Limited Partner Units to General Partner Units	106	(106)	—	—	—
Common Unit Distributions	(42,614)	(1,669)	—	—	(44,283)
Contributions from Noncontrolling Interest	—	—	—	61	61
Distributions to Noncontrolling Interest	—	—	—	(85)	(85)
Net Income	30,342	1,197	—	75	31,614
Other Comprehensive Loss	—	—	(1,824)	—	(1,824)
Balance as of September 30, 2015	$1,025,437	$80,179	$(16,200)	$1,131	$1,090,547
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015	(As Adjusted) Nine Months Ended September 30, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,614	$31,573
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	69,592	70,109
Amortization of Deferred Financing Costs	2,291	2,360
Other Amortization	21,205	23,476
Impairment of Real Estate	626	—
Provision for Bad Debt	748	1,069
Equity in Income of Joint Ventures	(61)	(3,508)
Distributions from Joint Ventures	—	1,881
Gain on Sale of Real Estate	(13,084)	(14,483)
Loss from Retirement of Debt	—	655
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	11,546	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,982)	(3,894)
Increase in Deferred Rent Receivable	(5,325)	(1,224)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,559	(915)
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(10,650)
Net Cash Provided by Operating Activities	120,729	96,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(73,179)	(53,211)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(100,799)	(83,818)
Net Proceeds from Sales of Investments in Real Estate	48,393	56,622
Contributions to and Investments in Joint Ventures	(200)	(28)
Distributions from Joint Ventures	126	2,469
Settlement of Interest Rate Protection Agreements	(11,546)	—
Repayments of Notes Receivable	2,760	49,761
Increase in Escrows	(1,619)	(770)
Net Cash Used in Investing Activities	(136,064)	(28,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(4,882)	(2,411)
Repurchase and Retirement of Restricted Units	(2,101)	(4,667)
Common Unit Distributions Paid	(41,136)	(33,367)
Preferred Unit Distributions Paid	—	(1,471)
Redemption of Preferred Units	—	(75,000)
Contributions from Noncontrolling Interests	61	57
Distributions to Noncontrolling Interests	(85)	(388)
Repayments on Mortgage Loans Payable	(9,054)	(74,944)

Repayments of Senior Unsecured Notes	—	(71,578)
Proceeds from Unsecured Term Loans	260,000	200,000
Proceeds from Unsecured Credit Facility	210,000	307,000
Repayments on Unsecured Credit Facility	(340,000)	(304,000)
Net Cash Provided by (Used in) Financing Activities	72,803	(60,769)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(23)
Net Increase in Cash and Cash Equivalents	57,468	6,705
Cash and Cash Equivalents, Beginning of Year	9,485	7,562
Cash and Cash Equivalents, End of Year	$66,939	$14,244
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,685	$1,030
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$15,096	$11,886
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(106)	$(1,697)
General Partnership Units	106	1,697
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$608	$294
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$20,355	$23,785
Write-off of Fully Depreciated Assets	$(28,609)	$(29,090)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share/Unit data)
1. Organization
First Industrial Realty Trust, Inc. (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986. Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including its operating partnership, First Industrial, L.P. (the "Operating Partnership"), and its consolidated subsidiaries.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner, with an approximate 96.2% ownership interest at September 30, 2015, and through its taxable REIT subsidiaries. We also conduct operations through eight other limited partnerships (the "Other Real Estate Partnerships") and limited liability companies ("LLCs"), the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Other Real Estate Partnerships' operating data is presented herein on a consolidated basis. See Note 2 to the Consolidated Financial Statements. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at September 30, 2015 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs and the Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the nine months ended September 30, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At September 30, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting.
As of September 30, 2015, we owned 629 industrial properties located in 25 states, containing an aggregate of approximately 63.9 million square feet of GLA. Of the 629 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the Company's and the Operating Partnership's respective annual reports on Form 10-K for the year ended December 31, 2014 ("2014 Forms 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2014 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our respective 2014 Forms 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Operating Partnership's 2014 year end consolidated balance data has also been adjusted as a result of the adoption of the recent consolidation accounting pronouncement (discussed hereafter). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2014 audited consolidated financial statements included in our respective 2014 Forms 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2015 and December 31, 2014, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2015 and 2014. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2015 and December 31, 2014, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2015 and 2014, and our cash flows for each of the nine months ended September 30, 2015 and 2014; all adjustments are of a normal recurring nature.
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
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”). ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships are variable interest entities ("VIE") or voting interest entities ("VOE") and adds requirements that limited partnerships must meet to qualify as VOEs. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted.
Since formation of each Other Real Estate Partnership, the Company, which wholly-owns the corporations that act as general partner of each Other Real Estate Partnership and is also the general partner of the Operating Partnership, which holds at least a 99% limited partnership interest in each of the Other Real Estate Partnership, has fully consolidated the financial information of the Other Real Estate Partnerships within its financial statements. The Operating Partnership has in the past accounted for each of the Other Real Estate Partnerships under the equity method of accounting based on the VOE classification and the presumption that the corporations owned by the Company that act as the general partners of the Other Real Estate Partnerships controlled the partnerships. However, under ASU 2015-02, the Operating Partnership determined that each Other Real Estate Partnership meets the criteria of a VIE and that it is the primary beneficiary for each Other Real Estate Partnership. As a result, the Operating Partnership has concluded that it should cease accounting for the Other Real Estate Partnerships under the equity method of accounting and consolidate the financial information of the Other Real Estate Partnerships within its financial statements.
During the three and nine months ended September 30, 2015, the Operating Partnership elected early adoption of ASU 2015-02. The election is a full retrospective adoption approach which requires previously reported periods to be restated. The impact of this adoption on the Operating Partnership's previously reported periods is as follows:

	Balance Sheet as Previously Filed as of December 31, 2014	Impact of the Adoption of ASU 2015-02	Balance Sheet as Adjusted as of December 31, 2014
Total Assets	$2,514,246	$78,462	$2,592,708
Total Liabilities	$1,413,736	$77,382	$1,491,118
Total Noncontrolling Interest	$—	$1,080	$1,080

The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	September 30, 2015	December 31, 2014
ASSETS
Assets:
Net Investment in Real Estate	$299,533	$278,720
Other Assets, Net	20,433	21,078
Total Assets	$319,966	$299,798
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$80,023	$81,231
Other Liabilities, Net	26,171	10,656
Partners’ Capital	213,772	207,911
Total Liabilities and Partners’ Capital	$319,966	$299,798
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
3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2015, we acquired three industrial properties comprising approximately 0.6 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $72,961, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
The purchase price of the industrial properties and land parcels acquired was allocated as follows:

Nine Months Ended September 30, 2015
Land	$34,950
Building and Improvements	35,023
Other Assets	440
Deferred Leasing Intangibles, Net	2,548
Total Purchase Price	$72,961

Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases and below market leases recorded due to the real estate properties acquired for the nine months September 30, 2015, which are recorded as deferred leasing intangibles, is as follows:

Nine Months Ended September 30, 2015
In-Place Leases	$2,914
Below Market Leases	$(366)
The weighted average life, in months, of in-place leases and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the nine months ended September 30, 2015 is as follows:

Nine Months Ended September 30, 2015
In-Place Leases	36
Below Market Leases	37
Real Estate Held for Sale
At September 30, 2015, we had seven industrial properties comprising approximately 0.3 million square feet of GLA held for sale. There can be no assurance that the industrial properties held for sale will be sold.
Sales and Discontinued Operations
During the nine months ended September 30, 2015, we sold 15 industrial properties comprising approximately 1.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and several land parcels were approximately $50,060. The gain on sale of real estate was approximately $13,084.
The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations are presented as discontinued operations in the Consolidated Statements of Operations. Income from discontinued operations for the nine months ended September 30, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to 20 industrial properties that were sold during the nine months ended September 30, 2014.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total Revenues	$1,560	$6,316
Property Expenses	(652)	(2,444)
Depreciation and Amortization	(404)	(2,230)
Gain on Sale of Real Estate	13,428	14,483
Income from Discontinued Operations	$13,932	$16,125
Impairment Charges
The impairment charges of $626 recorded during the nine months ended September 30, 2015 were due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis and for which impairment charges were recorded during the nine months ended September 30, 2015. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Nine Months Ended
Operating Properties Not Held for Sale	$17,850	—	—	$17,850	$(626)

The following table presents quantitative information about the Level 3 fair value measurements at September 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
23 industrial properties comprising approximately 0.7 million square feet of GLA	$17,850	Contracted Price	(A)	N/A

(A)	The fair value for the properties were based upon the value of a third party purchase contract, which was subject to our corroboration for reasonableness.
4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2015	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2015	December 31,2014
Mortgage Loans Payable, Net	$590,912	$599,985	4.03% – 8.26%	4.03% – 8.26%	February 2016 –September 2022
Unamortized Premiums	(71)	(90)
Mortgage Loans Payable, Gross	$590,841	$599,895
Senior Unsecured Notes, Net
2016 Notes	$159,663	$159,621	5.75%	5.91%	1/15/2016
2017 Notes	54,969	54,966	7.50%	7.52%	12/1/2017
2027 Notes	6,067	6,066	7.15%	7.11%	5/15/2027
2028 Notes	31,885	31,884	7.60%	8.13%	7/15/2028
2032 Notes	10,522	10,518	7.75%	7.87%	4/15/2032
2017 II Notes	101,826	101,806	5.95%	6.37%	5/15/2017
Subtotal	$364,932	$364,861
Unamortized Discounts	170	241
Senior Unsecured Notes, Gross	$365,102	$365,102
Unsecured Term Loans
Unsecured Term Loan I *	$200,000	$200,000	1.90%	N/A	1/29/2021
Unsecured Term Loan II *	260,000	—	1.80%	N/A	9/12/2022
Total of Unsecured Term Loans	$460,000	$200,000
Unsecured Credit Facility**	$55,000	$185,000	1.34%	N/A	3/11/2019
* We entered into interest rate protection agreements, with an aggregate notional value of $460,000, to effectively convert the variable rate to a fixed rate. See Note 9.
** The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
As of September 30, 2015, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $722,430. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of September 30, 2015.

Unsecured Term Loans
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "Unsecured Term Loan II"; together with the Unsecured Term Loan I (as described in Note 9), the "Unsecured Term Loans") with a syndicate of financial institutions. The Unsecured Term Loan II requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into interest rate protection agreements, with an aggregate notional value of $260,000, to effectively convert the variable rate to a fixed rate. See Note 9 for more information on the interest rate protection agreements.
Unsecured Credit Facility
On March 10, 2015, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $625,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We have the right to request that the borrowing capacity under the Unsecured Credit Facility be increased to $900,000, subject to certain restrictions. The amendment extended the maturity date from September 29, 2017 to March 11, 2019 with an option to extend an additional one year at our election, subject to certain restrictions. At September 30, 2015, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 115 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2015	$3,104
2016	251,870
2017	168,723
2018	168,341
2019	131,423
Thereafter	747,482
Total	$1,470,943
The Unsecured Credit Facility, the Unsecured Term Loans and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loans and indentures governing our senior unsecured notes as of September 30, 2015. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2015 and December 31, 2014, the fair value of our indebtedness was as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$590,912	$632,104	$599,985	$640,818
Senior Unsecured Notes, Net	364,932	386,086	364,861	395,320
Unsecured Term Loans	460,000	461,016	200,000	200,575
Unsecured Credit Facility	55,000	55,000	185,000	185,747
Total	$1,470,844	$1,534,206	$1,349,846	$1,422,460
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loans was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, Unsecured Term Loans and Unsecured Credit Facility was primarily based upon Level 3 inputs.
5. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Conversion of Limited Partnership Interests into Shares of Common Stock
During the nine months ended September 30, 2015 and 2014, 11,012 and 175,333 limited partnership interests in the Operating Partnership ("Units"), respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $106 and $1,697, respectively, of noncontrolling interest to the Company's stockholders’ equity.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Noncontrolling Interest, Beginning of Period	$41,877	$44,369
Net Income	1,197	1,137
Unit Distributions	(1,669)	(1,368)
Other Comprehensive (Loss) Income (Including a Reallocation of $3 and $6)	(65)	16
Conversion of Units to Common Stock	(106)	(1,697)
Reallocation - Additional Paid-in-Capital	107	(48)
Noncontrolling Interest, End of Period	$41,341	$42,409

Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Noncontrolling Interest, Beginning of Period	$1,080	$1,095
Net Income	75	50
Contributions	61	57
Distributions	(85)	(388)
Noncontrolling Interest, End of Period	$1,131	$814
Dividends/Distributions
During the nine months ended September 30, 2015, we accrued $44,283 common stock dividends and Unit distributions.
6. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company for the nine months ended September 30, 2015:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2014	$(14,402)	$(15)	$550	$(13,867)
Other Comprehensive (Loss) Income Before Reclassifications	(18,601)	15	65	(18,521)
Amounts Reclassified from Accumulated Other Comprehensive Loss	16,803	—	—	16,803
Net Current Period Other Comprehensive (Loss) Income	(1,798)	15	65	(1,718)
Balance as of September 30, 2015	$(16,200)	$—	$615	$(15,585)
The following table summarizes the changes in accumulated other comprehensive loss by component for the Operating Partnership for the nine months ended September 30, 2015:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(14,402)	$26	$(14,376)
Other Comprehensive Loss Before Reclassifications	(18,601)	(26)	(18,627)
Amounts Reclassified from Accumulated Other Comprehensive Loss	16,803	—	16,803
Net Current Period Other Comprehensive Loss	(1,798)	(26)	(1,824)
Balance as of September 30, 2015	$(16,200)	$—	$(16,200)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the three and nine months ended September 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 9)	$—	$—	$12,990	$—	Mark-to-Market Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	131	131	393	1,227	Interest Expense
Settlement Payments to our Counterparties	1,299	1,090	3,420	2,902	Interest Expense
	$1,430	$1,221	$16,803	$4,129	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $425 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Group I Swaps and Group II Swaps, as defined in Note 9, will also be reclassified to net income. See Note 9 for more information about our derivatives.

7. Earnings Per Share/Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator:
Income from Continuing Operations	$14,465	$8,263	$31,499	$15,341
Noncontrolling Interest Allocable to Continuing Operations	(548)	(325)	(1,197)	(507)
Income from Continuing Operations Allocable to Participating Securities	(50)	(33)	(141)	(55)
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	13,867	7,905	30,161	14,779
Preferred Dividends	—	—	—	(1,019)
Redemption of Preferred Stock	—	—	—	(1,462)
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$13,867	$7,905	$30,161	$12,298
Income from Discontinued Operations	$—	$13,932	$—	$16,125
Noncontrolling Interest Allocable to Discontinued Operations	—	(543)	—	(630)
Income from Discontinued Operations Allocable to Participating Securities	—	(57)	—	(68)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$—	$13,332	$—	$15,427
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$13,917	$21,327	$30,302	$27,848
Net Income Allocable to Participating Securities	(50)	(90)	(141)	(123)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$13,867	$21,237	$30,161	$27,725
Denominator (In Thousands):
Weighted Average Shares - Basic	110,356	110,072	110,338	109,856
Effect of Dilutive Securities:
LTIP performance units	492	199	397	442
Weighted Average Shares - Diluted	110,848	110,271	110,735	110,298
Basic EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.12	$—	$0.14
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.19	$0.27	$0.25
Diluted EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.12	$—	$0.14
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.13	$0.19	$0.27	$0.25

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2015	(As Adjusted) Three Months Ended September 30, 2014	(As Adjusted) Nine Months Ended September 30, 2015	(As Adjusted) Nine Months Ended September 30, 2014
Numerator:
Income from Continuing Operations	$14,465	$8,307	$31,614	$15,448
Noncontrolling Interest Allocable to Continuing Operations	(27)	(13)	(75)	(40)
Income from Continuing Operations Allocable to Participating Securities	(50)	(33)	(141)	(55)
Income from Continuing Operations Attributable to Unitholders	14,388	8,261	31,398	15,353
Preferred Unit Distributions	—	—	—	(1,019)
Redemption of Preferred Units	—	—	—	(1,462)
Income from Continuing Operations Available to Unitholders	$14,388	$8,261	$31,398	$12,872
Income from Discontinued Operations	$—	$13,932	$—	$16,125
Noncontrolling Interest Allocable to Discontinued Operations	—	(8)	—	(10)
Income from Discontinued Operations Allocable to Participating Securities	—	(57)	—	(68)
Income from Discontinued Operations Attributable to Unitholders	$—	$13,867	$—	$16,047
Net Income Available to Unitholders and Participating Securities	$14,438	$22,218	$31,539	$29,042
Net Income Allocable to Participating Securities	(50)	(90)	(141)	(123)
Net Income Available to Unitholders	$14,388	$22,128	$31,398	$28,919
Denominator (In Thousands):
Weighted Average Units—Basic	114,720	114,512	114,705	114,346
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP performance units	492	199	397	442
Weighted Average Units - Diluted	115,212	114,711	115,102	114,788
Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.13	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to Unitholders	$—	$0.12	$—	$0.14
Net Income Available to Unitholders	$0.13	$0.19	$0.27	$0.25
Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.12	$0.07	$0.27	$0.11
Income from Discontinued Operations Attributable to Unitholders	$—	$0.12	$—	$0.14
Net Income Available to Unitholders	$0.12	$0.19	$0.27	$0.25
Participating securities include 388,695 and 463,774 of unvested restricted stock/Unit awards outstanding at September 30, 2015 and 2014, respectively, which participate in our non-forfeitable dividends/distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares/Units outstanding, based upon the greater of net income (after reduction for preferred dividends/Unit distributions and redemption of preferred stock/Units) or common dividends/distributions declared.

8. Stock Based Compensation
During the nine months ended September 30, 2015, the Company awarded 216,975 shares of restricted stock awards to certain employees, which had a fair value of $4,708 on the date of approval by the Compensation Committee of the Board of Directors. These restricted stock awards were issued based upon the achievement of certain corporate performance goals for the calendar year 2014 and generally vest over a period of three years. Additionally, during the nine months ended September 30, 2015, the Company awarded 17,385 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued Units to the Company in the same amounts for both award issuances.
Compensation expense is charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the nine months ended September 30, 2015 and 2014, we recognized $1,250 and $1,451, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
Additionally, during the nine months ended September 30, 2015, the Company granted 264,432 Long-Term Incentive Program ("LTIP") performance units ("2015 LTIP Unit Awards") to certain employees. The Operating Partnership issued Units to the Company in the same amounts. The 2015 LTIP Unit Awards had a fair value of $2,531 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The 2015 LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the granted units is calculated based upon the performance from January 1, 2015 through December 31, 2017. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested 2015 LTIP Unit Awards. The dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the 2015 LTIP Unit Awards and prior to the date of settlement.
We recognized $1,507 and $1,351 for the three months ended September 30, 2015 and 2014, and $5,574 and $6,248 for the nine months ended September 30, 2015 and 2014, respectively, in amortization related to restricted stock/Unit awards and LTIP performance units. Restricted stock/Unit award and LTIP performance unit amortization capitalized in connection with development activities was not significant. At September 30, 2015, we had $7,047 in unrecognized compensation related to unvested restricted stock/Unit awards and LTIP performance units, which is expected to be recognized over a weighted average 0.94 year term.
9. Derivatives
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
In connection with the origination of the seven-year, $200,000 unsecured loan (the "Unsecured Term Loan I") (see Note 4), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Group I Swaps”). The Group I Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Group I Swaps as cash flow hedges.
In connection with origination of the Unsecured Term Loan II (see Note 4), during September 2015, we entered into six interest rate protection agreements, with an aggregate notional value of $260,000, to manage our exposure to changes in the one month LIBOR rate (the “Group II Swaps”). The Group II Swaps fix the LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022. We designated the Group II Swaps as cash flow hedges.
In order to maintain our flexibility to pursue an offering of unsecured debt, during August 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Group III Swaps"). The Group III Swaps fixed the LIBOR rate at a weighted average rate of 2.5795% and were effective from December 1, 2014 through December 1, 2024. At origination, we designated the Group III

Swaps as cash flow hedges but, during the first quarter of 2015, the Group III Swaps were de-designated and the fair market value loss of $12,990 was reclassified to earnings from other comprehensive income since we determined the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective designation memos. During the nine months ended September 30, 2015, we settled the Group III Swaps for a payment of $11,546 made to our derivative counterparties. For the nine months ended September 30, 2015, $11,546 is recognized as mark-to-market and settlement loss on interest rate protection agreements.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of September 30, 2015, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the Group I and Group II Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of September 30, 2015:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
Group I Swaps	$(10,148)	—	$(10,148)	—
Group II Swaps	$(4,322)	—	$(4,322)	—
There was no ineffectiveness recorded on the Group I Swaps and Group II swaps during the three and nine months ended September 30, 2015. See Note 6 for more information.
The estimated fair value of the Group I Swaps and Group II Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Group I Swaps and Group II Swaps fell within Level 2 of the fair value hierarchy.
10. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At September 30, 2015, we had nine industrial buildings totaling approximately 2.2 million square feet of GLA under construction. The estimated total investment as of September 30, 2015 is approximately $148,200. Of this amount, approximately $73,100 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment stated above.
11. Subsequent Events
From October 1, 2015 to October 30, 2015, we acquired three industrial properties and two land parcels for a purchase price of approximately $71,177, excluding costs incurred in conjunction with the acquisitions and sold 29 industrial properties for approximately $28,225.
From October 1, 2015 to October 30, 2015, we paid off prior to maturity a mortgage loan payable in the aggregate amount of $22,910.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to First Industrial Realty Trust, Inc. (the "Company") and its subsidiaries, including First Industrial, L.P. (the "Operating Partnership"), and its consolidated subsidiaries.
In addition, the following discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe our future plans, strategies and expectations, and are generally identifiable by use of the words "believe," "expect," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar words. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities; our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land) in our current and potential market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; environmental liabilities; delays in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; and those additional factors described in this report, in Item 1A, "Risk Factors" and elsewhere in the Company's and Operating Partnership's respective annual reports on Form 10-K for the year ended December 31, 2014 and in the Company's and the Operating Partnership's subsequent Exchange Act reports. We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.
GENERAL
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner, with an approximate 96.2% ownership interest at September 30, 2015, and through its taxable REIT subsidiaries. We also conduct operations through eight other limited partnerships (the "Other Real Estate Partnerships") and limited liability companies ("LLCs"), the operating data of which, together with that of the Operating Partnership and the taxable REIT subsidiaries, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Other Real Estate Partnerships' operating data is presented herein on a consolidated basis. See Note 2 to the Consolidated Financial Statements. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest of approximately 3.8% at September 30, 2015 represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs and the Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.

We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the nine months ended September 30, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At September 30, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting.

As of September 30, 2015, we owned 629 industrial properties located in 25 states, containing an aggregate of approximately 63.9 million square feet of GLA.
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our respective annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission ("SEC"). You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application via the SEC's home page on the Internet (http://www.sec.gov). In addition, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
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
Our revenue growth is also dependent, in part, on our ability to acquire existing, and develop new industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our dividends/distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

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
We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the "Unsecured Credit Facility") and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company's common stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock could be adversely affected.
RESULTS OF OPERATIONS
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2015 and 2014. Same store properties are properties owned prior to January 1, 2014 and held as an in-service property through September 30, 2015 and developments and redevelopments that were placed in service prior to January 1, 2014 or were substantially completed for the 12 months prior to January 1, 2014. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2013 and held as an operating property through September 30, 2015. Sold properties are properties that were sold subsequent to December 31, 2013. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2014; or b) stabilized prior to January 1, 2014. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of properties not placed in service under one of the categories discussed above, operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
First Industrial Realty Trust, Inc.’s net income was $31.5 million for both the nine months ended September 30, 2015 and 2014, respectively. The Operating Partnership's net income was $31.6 for both the nine months ended September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015 and 2014, the average occupancy rates of our same store properties were 93.8% and 92.9%, respectively.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$253,231	$247,043	$6,188	2.5%
Acquired Properties	5,383	1,713	3,670	214.2%
Sold Properties	1,009	9,242	(8,233)	(89.1)%
(Re) Developments	9,781	492	9,289	1,888.0%
Other	3,151	2,092	1,059	50.6%
	$272,555	$260,582	$11,973	4.6%
Discontinued Operations	—	(6,316)	6,316	(100.0)%
Total Revenues	$272,555	$254,266	$18,289	7.2%
Revenues from same store properties increased $6.2 million primarily due to an increase in occupancy and a decrease in the straight-line rent reserve for doubtful accounts during the nine months ended September 30, 2015 as compared to September 30, 2014, partially offset by a decrease in restoration fees. Revenues from acquired properties increased $3.7 million due to the 11 industrial properties acquired subsequent to December 31, 2013 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $8.2 million due to the 44 industrial properties sold subsequent to December 31, 2013 totaling approximately 3.0 million square feet of GLA. Revenues from (re)developments increased $9.3 million due to an increase in occupancy. Other revenues increased $1.1 million due to an increase in occupancy related to a property acquired in 2013 and placed in service during 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$74,004	$74,444	$(440)	(0.6)%
Acquired Properties	1,570	532	1,038	195.1%
Sold Properties	499	3,975	(3,476)	(87.4)%
(Re) Developments	2,722	1,140	1,582	138.8%
Other	6,867	6,852	15	0.2%
	$85,662	$86,943	$(1,281)	(1.5)%
Discontinued Operations	—	(2,444)	2,444	(100.0)%
Total Property Expenses	$85,662	$84,499	$1,163	1.4%
 Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.4 million primarily due to lower snow removal costs incurred during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the harsh 2014 winter, partially offset by an increase in real estate tax expense. Property expenses from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $3.5 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments increased $1.6 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense for both the Company and the Operating Partnership increased $1.1 million, or 6.0%, due primarily to an increase in employee compensation as well as an increase in incentive compensation.
For the nine months ended September 30, 2015 and 2014, we recognized $0.4 million and $0.1 million, respectively, of expense related to costs associated with acquiring buildings from third parties.
The impairment charge for the nine months ended September 30, 2015 of $0.6 million is due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$77,221	$79,388	$(2,167)	(2.7)%
Acquired Properties	3,300	954	2,346	245.9%
Sold Properties	342	3,115	(2,773)	(89.0)%
(Re) Developments	2,729	1,178	1,551	131.7%
Corporate Furniture, Fixtures and Equipment and Other	1,347	1,031	316	30.6%
	$84,939	$85,666	$(727)	(0.8)%
Discontinued Operations	—	(2,230)	2,230	(100.0)%
Total Depreciation and Other Amortization	$84,939	$83,436	$1,503	1.8%
Depreciation and other amortization for same store properties decreased $2.2 million primarily due to accelerated depreciation and amortization taken during the nine months ended September 30, 2014 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $2.3 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization from (re)developments increased $1.6 million primarily due to an increase in developments that were placed in service. Depreciation from corporate furniture, fixtures and equipment and other increased $0.3 million primarily due to additional furniture, fixtures and equipment asset purchases as well as an increase related to a property acquired in 2013 that was placed in service during 2014.
For the nine months ended September 30, 2015, we recognized $13.1 million of gain on sale of real estate related to the sale of 15 industrial properties comprising approximately 1.0 million square feet of GLA and several land parcels.
Interest income decreased $2.0 million, or 97.1%, primarily due to the receipt of prepayment fees of $0.7 million related to notes receivable that were paid off early during the nine months ended September 30, 2014 and a decrease in the weighted average note receivable balance outstanding for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Interest expense decreased $5.6 million, or 10.2%, primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2015 (5.00%) as compared to the nine months ended September 30, 2014 (5.45%), a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2015 ($1,372.9 million) as compared to the nine months ended September 30, 2014 ($1,382.6 million) and an increase in capitalized interest of $0.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to an increase in development activities.
Amortization of deferred financing costs remained relatively unchanged.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the nine months ended September 30, 2015, we settled the interest rate protection agreements and reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the nine months ended September 30, 2015, we recorded $11.5 million in mark-to-market and settlement loss on the three interest rate protection agreements.
For the nine months ended September 30, 2014, we recognized a loss from retirement of debt of $0.7 million due to the early payoff of certain mortgage loans.
Equity in income of joint ventures decreased $3.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

As discussed in Note 2 in the Consolidated Financial Statements, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the nine months ended September 30, 2015 that met the criteria to be classified as discontinued operations. The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations continue to be presented as discontinued operations in the Consolidated Statements of Operations. The following table summarizes certain information regarding the industrial properties included in discontinued operations for the nine months ended September 30, 2014.

Nine Months Ended September 30, 2014
($ in 000’s)
Total Revenues	$6,316
Property Expenses	(2,444)
Depreciation and Amortization	(2,230)
Gain on Sale of Real Estate	14,483
Income from Discontinued Operations	$16,125
Income from discontinued operations for the nine months ended September 30, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to 20 industrial properties that were sold during the nine months ended September 30, 2014.
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Our net income was $14.5 million and $22.2 million for the three months ended September 30, 2015 and 2014, respectively.
For the three months ended September 30, 2015 and 2014, the average occupancy rates of our same store properties were 94.6% and 93.3%, respectively.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,902	$83,099	$1,803	2.2%
Acquired Properties	2,077	808	1,269	157.1%
Sold Properties	18	2,579	(2,561)	(99.3)%
(Re) Developments	4,126	460	3,666	797.0%
Other	1,034	975	59	6.1%
	$92,157	$87,921	$4,236	4.8%
Discontinued Operations	—	(1,560)	1,560	(100.0)%
Total Revenues	$92,157	$86,361	$5,796	6.7%
Revenues from same store properties increased $1.8 million primarily due to an increase in occupancy, partially offset by a decrease in restoration fees and lease cancellation fees. Revenues from acquired properties increased $1.3 million due to the 11 industrial properties acquired subsequent to December 31, 2013 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $2.6 million due to the 44 industrial properties sold subsequent to December 31, 2013 totaling approximately 3.0 million square feet of GLA. Revenues from (re)developments increased $3.7 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,176	$23,597	$579	2.5%
Acquired Properties	574	236	338	143.2%
Sold Properties	22	1,115	(1,093)	(98.0)%
(Re) Developments	1,003	447	556	124.4%
Other	2,269	2,519	(250)	(9.9)%
	$28,044	$27,914	$130	0.5%
Discontinued Operations	—	(652)	652	(100.0)%
Total Property Expenses	$28,044	$27,262	$782	2.9%
 Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments increased $0.6 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense for the Company increased by $0.5 million, or 9.5% and increased for the Operating Partnership by $0.6 million, or 10.4% primarily due to an increase in employee compensation as well as an increase in incentive compensation.
For the three months ended September 30, 2015, we recognized $0.05 million of expense related to costs associated with acquiring a building from a third party.
The impairment charge for the three months ended September 30, 2015 of $0.6 million is due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,701	$26,458	$(757)	(2.9)%
Acquired Properties	1,345	410	935	228.0%
Sold Properties	11	539	(528)	(98.0)%
(Re) Developments	1,072	535	537	100.4%
Corporate Furniture, Fixtures and Equipment and Other	460	366	94	25.7%
	$28,589	$28,308	$281	1.0%
Discontinued Operations	—	(404)	404	(100.0)%
Total Depreciation and Other Amortization	$28,589	$27,904	$685	2.5%
Depreciation and other amortization for same store properties decreased $0.8 million primarily due to accelerated depreciation and amortization taken during the three months ended September 30, 2014 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $0.5 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization from (re)developments increased $0.5 million primarily due to an increase in developments that were placed in service. Depreciation from corporate furniture, fixtures and equipment and other increased $0.1 million primarily due to additional furniture, fixtures and equipment asset purchases as well as an increase related to a property acquired in 2013 that was placed in service during 2014.
For the three months ended September 30, 2015, we recognized $3.0 million of gain on sale of real estate related to the sale of three industrial properties comprising of approximately 0.1 million square feet of GLA and one land parcel.

Interest income decreased $0.7 million, or 99.7%, primarily due to the receipt of a prepayment fee of $0.3 million related to a note receivable that was paid off early during the three months ended September 30, 2014 and a decrease in the weighted average note receivable balance outstanding for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Interest expense decreased $0.6 million, or 3.7%, primarily due an increase in capitalized interest of $0.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to an increase in development activities, a decrease in the weighted average interest rate for the three months ended September 30, 2015 (4.94%) as compared to the three months ended September 30, 2014 (5.00%) and a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2015 ($1,392.1 million) as compared to the three months ended September 30, 2014 ($1,398.3 million).
Amortization of deferred financing costs remained relatively unchanged.
For the three months ended September 30, 2014, we recognized a loss from retirement of debt of $0.03 million due to the early payoff of certain mortgage loans.
Equity in income of joint ventures and the income tax provision are not significant.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended September 30, 2014.

Three Months Ended September 30, 2014
($ in 000’s)
Total Revenues	$1,560
Property Expenses	(652)
Depreciation and Amortization	(404)
Gain on Sale of Real Estate	13,428
Income from Discontinued Operations	$13,932
Income from discontinued operations for the three months ended September 30, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to 15 industrial properties that were sold during the three months ended September 30, 2014.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2015. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Third Quarter 2015	54	903	$6.05	4.7%	5.7	$4.57	N/A
Renewal Leases - Third Quarter 2015	65	1,113	$5.39	19.4%	3.6	$1.47	77.7%
Development Leases - Third Quarter 2015	4	390	$4.29	N/A	10.0	N/A	N/A
Third Quarter 2015 - Total / Weighted Average	123	2,406	$5.46	11.9%	5.4	$2.86	77.7%

New Leases - Year to Date 2015	169	3,590	$4.92	8.5%	6.0	$5.01	N/A
Renewal Leases - Year to Date 2015	232	4,279	$5.51	12.7%	3.7	$1.09	71.4%
Development Leases - Year to Date 2015	11	1,566	$3.95	N/A	10.8	N/A	N/A
Year to Date 2015 - Total / Weighted Average	412	9,435	$5.03	10.9%	5.7	$2.80	71.4%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and nine months ended September 30, 2015, 44 and 123 new and development leases with free rent periods during the lease term on 1.2 million and 4.4 million square feet of GLA, respectively, commenced. Total free rent concessions of $2.2 million and $7.4 million, respectively, were associated with these leases. Additionally, during the three and nine months ended September 30, 2015, 8 and 17 renewal leases with free rent periods during the lease term on 0.2 million and 0.3 million square feet of GLA, respectively, commenced. Total free rent concessions of $0.08 million and $0.1 million, respectively, were associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2015, our cash and cash equivalents were approximately $66.9 million. We also had $563.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through September 30, 2016) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.75% 2016 Notes, in the aggregate principal amount of $159.7 million, are due January 15, 2016. Also, we have $81.3 million in mortgage loans payable outstanding at September 30, 2015 that mature or we anticipate prepaying prior to September 30, 2016. We expect to satisfy these payment obligations prior to September 30, 2016 with borrowings under our Unsecured Credit Facility or other long-term unsecured indebtedness. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2016) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At September 30, 2015, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.34%. As of October 30, 2015, we had approximately $533.5 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2015, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2015.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Nine Months Ended September 30, 2015
Net cash provided by operating activities for both the Company and the Operating Partnership of approximately $120.7 million for the nine months ended September 30, 2015 was comprised primarily of the non-cash adjustments of approximately $87.6 million, the Company's net income of approximately $31.5 million (the Operating Partnership's net income of approximately $31.6 million) and the Company's operating assets and liabilities of approximately $1.7 million (the Operating Partnership's operating assets and liabilities of approximately $1.6 million), offset by the change in equity in income of Joint Ventures of approximately $0.1 million. The adjustments for the non-cash items of approximately $87.6 million are primarily comprised of depreciation and amortization of approximately $93.1 million, mark-to-market and settlement loss on interest rate protection agreements of approximately $11.5 million, the impairment of real estate of approximately $0.6 million and the provision for bad debt of approximately $0.8 million, offset by the gain on sale of real estate of approximately $13.1 million and the effect of the straight-lining of rental income of approximately $5.3 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $136.1 million for the nine months ended September 30, 2015 was comprised primarily of the acquisition of certain land parcels and three industrial properties comprising approximately 0.6 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, a decrease in escrows, net contributions to our Joint Ventures and the settlement of interest rate protection agreements, offset by the net proceeds from the sale of real estate and repayments on our notes receivable.
During the nine months ended September 30, 2015, we sold 15 industrial properties comprising approximately 1.0 million square feet of GLA. Proceeds from the sale of the 15 industrial properties, net of closing costs, were approximately $48.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2015.
Net cash provided by financing activities for both the Company and the Operating Partnership of approximately $72.8 million for the nine months ended September 30, 2015 was comprised primarily of net proceeds from the origination of a new seven-year, $260.0 million unsecured term loan (the "Unsecured Term Loan II" and, together with the Unsecured Term Loan I (as defined in Note 9 to the Consolidated Financial Statements), the "Unsecured Term Loans"), offset by the repayments on our mortgage loans payable, common stock dividends/Unit distributions, payments of debt issuance costs, net repayments on the Unsecured Credit Facility and the repurchase and retirement of restricted stock/Units.
On September 11, 2015, we entered into the Unsecured Term Loan II with a syndicate of financial institutions. The Unsecured Term Loan II requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into interest rate protection agreements, with an aggregate notional value of $260.0 million, to effectively convert the variable rate to a fixed rate.
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
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2015 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2015, $1,415.8 million of our debt (96.3% of total debt at September 30, 2015) was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $55.0 million of our debt (3.7% of total debt at September 30, 2015)was variable rate debt. At December 31, 2014, $1,164.8 million of our debt (86.3% of total debt at December 31, 2014) was fixed rate debt This includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $185.0 million of our debt (13.7% of total debt at December 31, 2014) was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of September 30, 2015, we had approximately $55.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates at September 30, 2015 relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2015 would have increased by approximately $0.03 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.0 million during the nine months ended September 30, 2015.
As of September 30, 2015, the estimated fair value of our debt was approximately $1,534.2 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2015, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. During the nine months ended September 30, 2015, we settled certain interest rate protection agreements, which agreements were entered into in August 2014 to maintain the Company’s flexibility to pursue an offering of unsecured debt, for a payment of $11.5 million made to our derivative counterparties, which payment we have recognized as mark-to-market and settlement loss on interest rate protection agreements. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets, real estate asset depreciation and amortization and impairment charges recorded on depreciable real estate, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$13,917	$21,327	$30,302	$27,848
Adjustments:
Depreciation and Other Amortization of Real Estate	28,410	27,767	84,419	83,048
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	404	—	2,230
Equity in Depreciation and Other Amortization of Joint Ventures	—	25	17	91
Impairment of Depreciated Real Estate	626	—	626	—
Non-NAREIT Compliant Gain	(2,883)	(13,428)	(13,010)	(14,483)
Non-NAREIT Compliant Gain from Joint Ventures	—	—	(63)	(3,346)
Noncontrolling Interest Share of Adjustments	(991)	(559)	(2,725)	(2,637)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$39,079	$35,536	$99,566	$92,751

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, impairment charges, interest income, equity in income and loss from joint ventures, income tax benefit and expense, gains and losses on retirement of debt, sale of real estate and mark-to-market and settlement loss on interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Same Store - Revenues	$84,902	$83,099	$253,231	$247,043
Same Store - Property Expenses	24,176	23,597	74,004	74,444
Same Store Net Operating Income Before Same Store Adjustments	$60,726	$59,502	$179,227	$172,599
Same Store Adjustments:
Lease Inducement Amortization	199	253	610	860
Straight-line Rent	13	(390)	(896)	(704)
Above / Below Market Rent Amortization	(102)	(95)	(303)	(764)
Lease Termination Fees	(76)	(875)	(747)	(1,237)
One-Time Restoration Fee	—	(1,014)	—	(2,236)
Same Store Net Operating Income	$60,760	$57,381	$177,891	$168,518
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From October 1, 2015 to October 30, 2015, we acquired three industrial properties and two land parcels for a purchase price of approximately $71.2 million, excluding costs incurred in conjunction with the acquisitions and sold 29 industrial properties for approximately $28.2 million.
From October 1, 2015 to October 30, 2015, we paid off prior to maturity a mortgage loan payable in the aggregate amount of $22.9 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures
First Industrial Realty Trust, Inc.
The Company's principal executive officer and principal financial officer, in evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Company's disclosure controls and procedures were effective.
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
First Industrial, L.P.
The Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, in evaluating the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Operating Partnership's disclosure controls and procedures were effective.
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the Company's or the Operating Partnership's annual reports on Form 10-K for the year ended December 31, 2014, except to the extent factual information disclosed elsewhere in the Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our respective annual reports on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits	Description

10.1
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.3*
Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.4*
Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc.pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity/Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2015

EXHIBIT INDEX

Exhibits	Description

10.1
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.3*
Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.4*
Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc.pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity/Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.