Form 10-K
period 2015-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2016-02-25
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-13102 (First Industrial Realty Trust, Inc.) 333-21873 (First Industrial, L.P.)
  _______________________________
FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland (First Industrial Realty Trust, Inc.)	36-3935116 (First Industrial Realty Trust, Inc.)
Delaware ( First Industrial, L.P.)	36-3924586 (First Industrial, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 3900, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock (First Industrial Realty Trust, Inc.)
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
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $2,035.9 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2015.
At February 24, 2016, 111,237,685 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.’s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2015 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2015, the Company owned an approximate 96.3% common general partnership interest in the Operating Partnership. The remaining approximate 3.7% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one enterprise. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership and its subsidiaries. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.7% equity interest in the Operating Partnership held by entities other than the Company are classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

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

•
Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various other entities owned by the Company. Since the Operating Partnership does not have an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not the Operating Partnership. Also, this entity owes certain amounts to the Operating Partnership, for which a receivable is included on the Operating Partnership’s balance sheet but is eliminated on the Company’s consolidated balance sheet, since both this entity and the Operating Partnership are fully consolidated by the Company.

We believe combining the Company’s and Operating Partnership’s annual reports into this single report results in the following benefits:

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
This report also includes separate Part II, Item 9A, Controls and Procedures sections and separate Exhibits 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe our future plans, strategies and expectations, and are generally identifiable by use of the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "will," "should" or similar words. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to:

•	changes in national, international, regional and local economic conditions generally and real estate markets specifically;

•	changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;

•	our ability to qualify and maintain our status as a real estate investment trust;

•	the availability and attractiveness of financing (including both public and private capital) and changes in interest rates;

•	the availability and attractiveness of terms of additional debt repurchases;

•	changes in our credit agency ratings;

•	our ability to comply with applicable financial covenants;

•	our competitive environment;

•	changes in supply, demand and valuation of industrial properties and land in our current and potential market areas;

•	difficulties in identifying and consummating acquisitions and dispositions;

•	our ability to manage the integration of properties we acquire;

•	potential liability relating to environmental matters;

•	defaults on or non-renewal of leases by our tenants;

•	decreased rental rates or increased vacancy rates;

•	higher-than-expected real estate construction costs and delays in development or lease-up schedules;

•	changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; and

•
other risks and uncertainties described in Item 1A, "Risk Factors" and elsewhere in this report as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the “SEC”).

We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

PART I
THE COMPANY

Item 1.	Business
Background
First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). We are a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops, and redevelops industrial real estate. As of December 31, 2015, our in-service portfolio consisted of 234 light industrial properties, 78 R&D/flex properties, 167 bulk warehouse properties and 101 regional warehouse properties containing an aggregate of approximately 61.6 million square feet of gross leasable area ("GLA") located in 25 states. Our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner, with an approximate 96.3% and 96.2% ownership interest at December 31, 2015 and 2014, respectively. The Operating Partnership conducts operations itself and through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries, the operating data of which, together with that of the Operating Partnership is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships.
Profits, losses and distributions of the Operating Partnership, the LLCs and the Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture are 15% and 10%, respectively. During the year ended December 31, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of GLA. At December 31, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2015, we had 170 employees.

Available Information
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our respective annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application via the SEC's home page on the Internet (www.sec.gov). In addition, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
First Industrial Realty Trust, Inc.
311 S. Wacker Drive, Suite 3900
Chicago, IL 60606
Attention: Investor Relations
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners through distributions and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:

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

•
Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2015" under Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

•
Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and multi-national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in industrial properties in the top industrial real estate markets in the United States.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $625.0 million unsecured credit facility (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. As of February 24, 2016, we had approximately $356.6 million available for additional borrowings under the Unsecured Credit Facility.

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
Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, make distributions to holders of the Company's common stock and the Operating Partnership's general and limited partnership interests ("Units"), the market price of the Company's common stock and the market value of the Units. These risks, among others contained in our other filings with the SEC, include:
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
Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders and Unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.
We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.
We have routinely acquired properties from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
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
Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our property portfolio in response to changes in economic conditions or in the performance of the portfolio. This could adversely affect our financial condition and our ability to service debt and make dividends/distributions to our stockholders and Unitholders. In addition, like other companies qualifying as REITs under the Code, our ability to sell assets may be restricted by tax laws that potentially result in punitive taxation on asset sales that fail to meet certain safe harbor rules or other criteria established under case law.
We may be unable to sell properties on advantageous terms.
We have routinely sold properties to third parties as conditions warrant and, as part of our business, we intend to continue to do so. However, our ability to sell properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. If we are unable to sell properties on favorable terms or to redeploy the proceeds in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected. Further, if we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our operations and financial condition.

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

To the extent these risks result in increased debt service expense, construction costs and delays in budgeted leasing, they could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
We may be unable to renew leases or find other lessees.
We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the spaces covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
The Company might fail to qualify as a REIT under existing laws and/or federal income tax laws could change.
The Company intends to operate so as to qualify as a REIT under the Code, and we believe that the Company is organized and will operate in a manner that allows us to continue to do so. However, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions. There are only limited judicial and administrative interpretations of these provisions, and they involve the determination of various factual matters and circumstances not entirely within our control.
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates, including any applicable alternative minimum tax. This could result in a discontinuation or substantial reduction in distributions to our stockholders and Unitholders and could reduce the cash available to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify. Additionally, since the Internal Revenue Service ("IRS"), the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and Unitholders. For example, the recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains numerous changes to the U.S. federal income tax rules applicable to REITs.  Such changes include modifications to various rules that apply to our ownership of, and business relationship with, any taxable REIT subsidiaries (including a reduction in the maximum allowable value of our assets attributable to taxable REIT subsidiaries from 25% to 20%) which could impact our ability to enter into future investments.  The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the tax gain recognized from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we have implemented controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against the Company's profits from these transactions.
The REIT distribution requirements may limit our ability to retain capital and require us to turn to external financing sources.
As a REIT, the Company must distribute to its stockholders at least 90% of its taxable income each year. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to do so. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders’ and Unitholders' interests.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Subject to maintaining the Company's qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

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
We have adopted a practice relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This practice requires the Company's Board of Directors to authorize our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our practice is that we do not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but the Company's Board of Directors may choose to change these practices in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and Unitholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.

Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
We use debt to increase the rate of return to our stockholders and Unitholders and to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.
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
Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility, our unsecured term loans and the indentures governing our senior unsecured notes contain certain cross-default provisions that may be triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our Unsecured Credit Facility, our unsecured term loans or our senior unsecured notes, depending on which is in default, and such restructuring could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
We may have to make lump-sum payments on our existing indebtedness.
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
Certain of our mortgages contain, and some future mortgages may contain, substantial prepayment premiums that we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
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
The market value of the Company's common stock is based in large part upon the market’s perception of the growth potential of the Company's earnings and cash dividends. The market value of the Company's common stock is also based upon the value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than the Company's net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market’s expectations with regard to future earnings and cash dividends/distributions likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the market price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Any reduction in the market price of the Company's common stock would, in turn, reduce the market value of the Units.
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

•
joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT;

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
The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular, costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 (the "ADA") may result in unanticipated expenses.
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

In addition, under the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, our ability to satisfy debt service obligations and to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Terrorist attacks and other acts of violence or war may affect the market for the Company's common stock, the industry in which we conduct our operations and our profitability.
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
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could have a materially adverse effect on our business, financial condition and results of operations.
Adverse changes in our credit ratings could negatively affect our liquidity and business operations.
The credit ratings of our senior unsecured notes are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness and preferred stock that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating and, in the event any credit rating is downgraded, we could incur higher borrowing costs or may be unable to access certain or any capital markets.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price/value of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

The Company is authorized to issue preferred stock. The issuance of preferred stock could adversely affect the holders of the Company's common stock issued pursuant to its public offerings.
Our declaration of trust authorizes the Company to issue 150,000,000 shares, of which 10,000,000 shares are designated as preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of its common stock. Holders of the Company's common stock do not have preemptive rights to acquire any shares issued by the Company in the future. If the Company ever creates and issues preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions to our common stockholders and Unitholders. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up before any payment is made to our common stockholders, which would reduce the amount our common stockholders and Unitholders, might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company.
The Company's Board of Directors may change its strategies, policies or procedures without stockholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Company's Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Company's Board of Directors without notice to or a vote of its stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the Company's Board of Directors may change its governance policies provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our principal and interest obligations, ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
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
General
At December 31, 2015, we owned 580 in-service industrial properties containing an aggregate of approximately 61.6 million square feet of GLA in 25 states, with a diverse base of approximately 1,650 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual base rent per square foot on a portfolio basis, calculated at December 31, 2015, was $4.77. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: light industrial, R&D/flex, bulk warehouse and regional warehouse. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.
The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space;

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space;

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space; and

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space.

The following tables summarize, by market, certain information as of December 31, 2015, with respect to the in-service properties.
In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Average Occupancy at 12/31/15
Atlanta, GA	380	6	—	—	3,821	14	923	7	5,124	27	92%
Baltimore, MD	453	8	168	5	1,231	4	96	1	1,948	18	96%
Central PA	298	6	—	—	4,832	10	382	4	5,512	20	99%
Chicago, IL	256	5	198	3	3,952	14	226	5	4,632	27	98%
Cincinnati, OH	278	5	100	2	416	2	763	5	1,557	14	96%
Cleveland, OH	—	—	—	—	1,318	7	—	—	1,318	7	100%
Dallas, TX	1,249	30	209	9	3,494	23	582	8	5,534	70	98%
Denver, CO	1,147	26	370	10	397	3	758	7	2,672	46	96%
Detroit, MI	1,398	50	145	4	499	4	550	13	2,592	71	99%
Houston, TX	470	8	—	—	2,809	12	356	5	3,635	25	98%
Indianapolis, IN	583	13	25	2	2,177	7	504	6	3,289	28	87%
Miami, FL	82	1	—	—	143	1	281	6	506	8	100%
Milwaukee, WI	185	3	56	1	1,129	6	120	2	1,490	12	97%
Minneapolis/St. Paul, MN	605	7	406	5	3,567	16	146	2	4,724	30	93%
Nashville, TN	164	2	—	—	979	3	—	—	1,143	5	100%
Northern New Jersey	750	13	172	3	329	2	—	—	1,251	18	97%
Philadelphia, PA	161	5	—	—	691	2	330	4	1,182	11	98%
Phoenix, AZ	38	1	—	—	834	6	452	7	1,324	14	97%
Salt Lake City, UT	191	6	91	5	282	1	123	1	687	13	91%
Seattle, WA	—	—	—	—	101	1	126	2	227	3	100%
Southern California (a)	773	21	—	—	3,893	14	790	13	5,456	48	100%
Southern New Jersey	116	2	45	1	—	—	191	2	352	5	76%
St. Louis, MO	503	8	192	2	1,742	7	—	—	2,437	17	96%
Tampa, FL	213	6	648	26	209	1	—	—	1,070	33	88%
Other (b)	103	2	—	—	1,795	7	88	1	1,986	10	94%
Total	10,396	234	2,825	78	40,640	167	7,787	101	61,648	580	96.1%
Occupancy by Industrial Property Type		96.1%		87.3%		96.6%		97.1%		96.1%
_______________

(a)	Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.

(b)	Properties are located in Orlando, FL; Horn Lake, MS; Kansas City, MO; San Antonio, TX; Birmingham, AL; Jefferson County, KY; Greenville, KY; Des Moines, IA; Fort Smith, AR and Winchester, VA.
Indebtedness
As of December 31, 2015, 175 of our 580 in-service industrial properties, with a net carrying value of $727.0 million, are pledged as collateral under our mortgage financings, totaling $565.0 million. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page S-1 for additional information.

Property Acquisitions
During the year ended December 31, 2015, we acquired eight industrial properties and several land parcels for an aggregate purchase price of approximately $169.2 million. The industrial properties were acquired at a capitalization rate of approximately 5.9%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) and dividing it by the sum of the purchase price plus estimated costs incurred to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/15
Baltimore, MD	2	992,768	Bulk Warehouse	65%
Dallas, TX	1	79,887	Regional Warehouse	100%
Houston, TX	2	287,560	Bulk Warehouse/Regional Warehouse	14%
Southern California	3	582,380	Bulk Warehouse/Regional Warehouse	100%
	8	1,942,595
Development Activity
During the year ended December 31, 2015, we placed in-service six developments totaling approximately 1.8 million square feet of GLA at a total estimated cost of approximately $109.2 million. Included in the total estimated cost is $13.7 million of estimated leasing costs, including tenant improvements, lease inducements and leasing commissions, less one-time reimbursements of tenant improvements. The capitalization rate for these developments, calculated using the estimated stabilized net operating income (excluding straight-line rent and lease inducement amortization) divided by the total estimated investment in the developed properties is 7.3%. The placed in-service developments have the following characteristics:

Developments Placed In Service - Metropolitan Area	GLA	Property Type	Occupancy at 12/31/15
Dallas, TX	376,601	Bulk Warehouse	100%
Dallas, TX	221,844	Bulk Warehouse	100%
Houston, TX	351,672	Bulk Warehouse	80%
Minneapolis/St. Paul, MN	142,290	Bulk Warehouse	80%
Southern California	555,670	Bulk Warehouse	100%
Southern California (a)	171,676	Bulk Warehouse/Regional Warehouse	100%
	1,819,753
_______________
(a) Project includes the development of two industrial properties (108,414 square feet and 63,262 square feet).

During the year ended December 31, 2015, we completed four developments totaling approximately 1.2 million square feet of GLA and as of December 31, 2015 we have four developments that are under construction totaling approximately 1.4 million square feet of GLA. The estimated total costs for the four developments that are substantially complete are approximately $82.4 million, of which $66.2 million has been incurred as of December 31, 2015. The estimated total investment for the four development properties under construction is $78.7 million, of which $19.0 million has been incurred as of December 31, 2015. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above. The completed developments and developments under construction have the following characteristics:

Developments Completed - Not In Service - Metropolitan Area	GLA	Property Type	Quarter of Building Completion
Dallas, TX	153,200	Bulk Warehouse	Q3 2015
Philadelphia, PA (a)	584,760	Bulk Warehouse	Q4 2015
Phoenix, AZ	386,100	Bulk Warehouse	Q4 2015
Southern California	65,324	Regional Warehouse	Q4 2015
	1,189,384
Developments In Process - Metropolitan Area	GLA	Property Type	Anticipated Quarter of Building Completion
Chicago, IL	600,539	Bulk Warehouse	Q2 2016
Dallas, TX	231,803	Bulk Warehouse	Q2 2016
Southern California	187,800	Bulk Warehouse	Q2 2016
Atlanta, GA	402,304	Bulk Warehouse	Q4 2016
	1,422,446
_______________
(a) Project includes the development of two industrial properties (341,400 square feet and 243,360 square feet).
Property Sales
During the year ended December 31, 2015, we sold 66 industrial properties comprising approximately 3.8 million square feet of GLA, at a weighted average capitalization rate of 6.7%, and several land parcels for total gross sales proceeds of approximately $158.4 million. The capitalization rate for the 66 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	8	380,116	Light Industrial/R&D/Flex
Baltimore, MD	1	29,792	R&D/Flex
Chicago, IL	6	906,984	Bulk Warehouse/Light Industrial/Regional Warehouse
Detroit, MI	26	874,720	Bulk Warehouse/Light Industrial/R&D/Flex
Houston, TX	6	132,997	R&D/Flex
Milwaukee, WI	1	52,800	Light Industrial
Minneapolis/St. Paul, MN	7	377,012	Light Industrial/Regional Warehouse
Nashville, TN	2	269,719	Bulk Warehouse
Philadelphia, PA	1	25,546	Light Industrial
Salt Lake City, UT	1	55,785	R&D/Flex
Southern California	1	88,064	R&D/Flex
Southern New Jersey	1	172,100	Bulk Warehouse
Tampa, FL	1	7,200	R&D/Flex
Other (a)	4	400,317	Bulk Warehouse/Light Industrial
Total	66	3,773,152
_______________

(a)	Properties were located in Grand Rapids, MI and Austin, TX.

Tenant and Lease Information
We have a diverse base of approximately 1,650 tenants engaged in a wide variety of businesses including retail, wholesale trade, distribution, manufacturing and professional services. At December 31, 2015, our leases have a weighted average lease length of 6.4 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2015, approximately 96.1% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.9% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.2% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2015. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	206	4,096	$4.96	9.5%	6.1	$5.14	N/A
Renewal Leases	307	6,868	$5.12	14.1%	4.2	$1.16	76.5%
Development Leases	16	2,028	$4.37	N/A	10.5	N/A	N/A
Total / Weighted Average	529	12,992	$4.95	12.5%	5.8	$2.56	76.5%
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(2)
GAAP basis rent growth is a ratio of the change in net rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases are excluded.

(3)	The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.

(4)
Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(5)	Represents the weighted average square feet of tenants renewing their respective leases.
During the year ended December 31, 2015, 138 new leases commenced with free rent periods during the lease term with such leases constituting 3.3 million square feet of GLA. Total free rent concessions of $5.0 million were associated with these new leases. During the year ended December 31, 2015, 20 renewal leases commenced with free rent periods during the lease term with such leases constituting 0.6 million square feet of GLA. Total free rent concessions of $0.3 million were associated with these renewal leases. Additionally, during the year ended December 31, 2015, 13 development leases commenced with free rent periods during the lease term with such leases constituting 1.9 million square feet of GLA. Total free rent concessions of $4.3 million were associated with these development leases.

Lease Expirations
Fundamentals for the United States industrial real estate market continued to improve in 2015, as growth in the general economy, in particular e-commerce supply chain activity, drove additional demand for space. Development of new industrial space increased in response to this growth in demand, but incremental demand continued to exceed new supply. The fourth quarter of 2015 marked the 23rd consecutive quarter of positive net absorption for the overall market. These conditions resulted in improved market rental rate environments in virtually all of our markets. Based on our recent experience, the favorable supply-demand balance and the 2016 forecast from a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be slightly higher than the expiring rates. For 2016, net rental rates for new leases on a cash basis on average are expected to be comparable or slightly higher than the comparative prior leases, primarily due to recovery in market conditions as compared to the conditions prevailing when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2015.

Year of Expiration(1)	Number of Leases Expiring	GLA Expiring(2)	Percentage of GLA Expiring(2)	Annualized Base Rent Under Expiring Leases(3)	Percentage of Total Annualized Base Rent Expiring(3)
				(In thousands)
2016	326	6,712,610	11%	$33,917	12%
2017	318	8,008,301	14%	40,202	14%
2018	321	9,168,021	16%	45,026	16%
2019	266	8,793,147	15%	42,451	15%
2020	197	6,736,504	11%	32,261	12%
2021	104	6,840,041	12%	29,230	11%
2022	48	2,571,430	4%	11,664	4%
2023	25	1,718,850	3%	8,511	3%
2024	16	1,813,794	3%	8,519	3%
2025	26	2,692,509	5%	12,199	4%
Thereafter	28	3,555,155	6%	15,648	6%
Total	1,675	58,610,362	100%	$279,628	100%
_______________

(1)	Includes leases that expire on or after January 1, 2016 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 2,377,779 aggregate square feet and December 31, 2015 move outs of 659,891 aggregate square feet.

(3)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2015, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3.	Legal Proceedings
We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on our results of operations, financial position or liquidity.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity / Partners' Capital, Related Stockholder / Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company's common stock, which trades on the New York Stock Exchange under the trading symbol “FR” and the dividends declared per share for the Company's common stock and the distributions declared per Unit for the Operating Partnership's Units. There is no established public trading market for the Units.

Quarter Ended	High	Low	Dividend/Distribution Declared
December 31, 2015	$23.08	$21.08	$0.1275
September 30, 2015	$21.43	$18.69	$0.1275
June 30, 2015	$21.53	$18.73	$0.1275
March 31, 2015	$22.45	$20.02	$0.1275
December 31, 2014	$21.16	$16.96	$0.1025
September 30, 2014	$19.30	$16.91	$0.1025
June 30, 2014	$19.37	$17.86	$0.1025
March 31, 2014	$19.50	$16.42	$0.1025
As of February 22, 2016, the Company had 449 common stockholders of record and the Operating Partnership had 137 holders of record of general partner and limited partner Units registered with our transfer agent.
In order to comply with the REIT requirements of the Code, the Company is generally required to make common share distributions and preferred share distributions (other than capital gain distributions) to its shareholders in amounts that together at least equal i) the sum of a) 90% of the Company's “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and b) 90% of net income (after tax), if any, from foreclosure property, minus ii) certain excess non-cash income.
Our dividend/distribution policy is determined by the Company's board of directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2015.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2015, the Operating Partnership did not issue any limited partner Units.
Subject to lock-up periods and certain adjustments, holders of limited partner Units of the Operating Partnership can redeem their Units by providing written notification to the Company. Unless the Company provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the Company, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash in an amount equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and we intend to continue this practice. If each Unit of the Operating Partnership were redeemed as of December 31, 2015, we could satisfy the redemption obligations by making an aggregate cash payment of approximately $95.3 million or by issuing 4,305,707 shares of the Company’s common stock.

Equity Compensation Plans
The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	262,028	$—	2,970,537
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	262,028	$—	2,970,537
Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The historical information set forth below is not necessarily indicative of future performance.

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$116.78	$160.73	$203.37	$244.85	$270.09
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
FTSE NAREIT Equity REITs	$100.00	$108.29	$127.85	$131.01	$170.49	$175.94
_______________

*
The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Supplemental Tax Disclosures - Recent U.S. Federal Income Tax Legislation
The PATH Act was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, some of which are briefly summarized below:

•
For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, the PATH Act reduces this limit to 20%. At this time, the securities we own in our taxable REIT subsidiaries do not, in the aggregate, exceed 20% of the total value of our assets.

•
For purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.” However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•
A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer to apply to us.

•
Additional exceptions to the rules under the Foreign Investment in Real Property Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.

•
The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

Item 6.	Selected Financial Data
The following tables set forth the selected financial and operating data for the Company and the Operating Partnership on a consolidated basis. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
The Company

	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$365,762	$344,599	$318,454	$304,517	$292,757
Income (Loss) from Continuing Operations	76,705	23,182	4,862	(21,286)	(35,571)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	73,802	46,629	25,907	(22,069)	(27,010)
Basic Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.67	$0.18	$(0.09)	$(0.44)	$(0.65)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	0.67	0.42	0.24	(0.24)	(0.34)
Diluted Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.66	$0.18	$(0.09)	$(0.44)	$(0.65)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	0.66	0.42	0.24	(0.24)	(0.34)
Dividends/Distributions Per Share	$0.51	$0.41	$0.34	$0.00	$0.00
Basic Weighted Average Shares	110,352	109,922	106,995	91,468	80,616
Diluted Weighted Average Shares	110,781	110,325	106,995	91,468	80,616
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,293,968	$3,183,369	$3,119,547	$3,121,448	$2,992,096
Total Assets	2,718,051	2,581,995	2,597,510	2,608,842	2,666,657
Indebtedness	1,442,411	1,349,846	1,296,806	1,335,766	1,479,483
Total Equity	1,115,135	1,090,827	1,171,219	1,145,653	1,072,595
Cash Flow Data:
Cash Flow From Operating Activities	$162,149	$137,176	$125,751	$136,422	$87,534
Cash Flow From Investing Activities	(197,074)	(69,069)	(61,313)	(42,235)	(3,779)
Cash Flow From Financing Activities	29,426	(66,166)	(61,748)	(99,407)	(99,504)
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities (1)	$140,841	$127,890	$105,011	$80,640	$72,151
_______________

(1)
Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definition and a complete reconciliation of FFO to Net Income (Loss) Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities under the caption "Supplemental Earnings Measure" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Operating Partnership

	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$365,762	$344,599	$318,454	$304,517	$292,916
Income (Loss) from Continuing Operations	76,820	23,434	4,908	(21,142)	(35,282)
Net Income (Loss) Available to Unitholders and Participating Securities	76,682	48,704	27,033	(23,169)	(28,527)
Basic Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$0.67	$0.18	$(0.09)	$(0.43)	$(0.64)
Net Income (Loss) Available to Unitholders	0.67	0.42	0.24	(0.24)	(0.33)
Diluted Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$0.66	$0.18	$(0.09)	$(0.43)	$(0.64)
Net Income (Loss) Available to Unitholders	0.66	0.42	0.24	(0.24)	(0.33)
Distributions Per Unit	$0.51	$0.41	$0.34	$0.00	$0.00
Basic Weighted Average Units	114,709	114,388	111,646	96,509	85,913
Diluted Weighted Average Units	115,138	114,791	111,646	96,509	85,913
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,293,968	$3,183,369	$3,119,547	$3,121,448	$2,992,096
Total Assets	2,728,766	2,592,708	2,608,111	2,619,445	2,677,287
Indebtedness	1,442,411	1,349,846	1,296,806	1,335,766	1,479,483
Total Partners' Capital	1,125,850	1,101,590	1,181,817	1,156,257	1,083,215
Cash Flow Data:
Cash Flow From Operating Activities	$162,286	$137,918	$126,410	$136,611	$88,135
Cash Flow From Investing Activities	(197,074)	(69,724)	(61,926)	(42,235)	(3,779)
Cash Flow From Financing Activities	29,304	(66,253)	(61,800)	(99,567)	(100,083)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Business Overview
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust as defined in the Code.
We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties and access to external capital.
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to: (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties; (ii) maximize tenant recoveries; and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
Our revenue growth is also dependent, in part, on our ability to acquire existing, and develop new industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions to our stockholders and Unitholders. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are being used to repay outstanding debt and, market conditions permitting, may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company's common stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Summary of Significant Transactions During 2015
During 2015, we completed the following significant transactions and financing activities:

•
We acquired eight industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $169.2 million, excluding costs incurred in conjunction with the acquisitions.

•	We placed in-service six developments totaling approximately 1.8 million square feet of GLA at a total cost of approximately $109.2 million.

•	We sold 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels for total gross sales proceeds of approximately $158.4 million.

•
We amended our existing $625.0 million revolving credit agreement, extending the maturity to March, 2019 (with an option to extend an additional one year at our election). The interest rate on our Unsecured Credit Facility is currently LIBOR plus 115 basis points subject to a pricing grid for changes in our leverage ratio or credit ratings. The weighted average interest rate at December 31, 2015, is 1.57%.

•
We entered into a seven-year, $260.0 million unsecured loan (the "2015 Unsecured Term Loan") with a syndicate of financial institutions. The interest rate is currently LIBOR plus 160 basis points subject to a pricing grid for changes in our leverage ratio or credit ratings. We also entered into interest rate protection agreements to effectively convert the variable rate to a fixed rate, providing a weighted average effective rate of 3.39% as of December 31, 2015.

•	We paid an annual cash dividend of $0.51 per common share or Unit, an increase of 24% from 2014.

Results of Operations
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
The Company's net income was $76.7 million and $51.0 million for the years ended December 31, 2015 and 2014, respectively. The Operating Partnership's net income was $76.8 million and $51.3 million for the years ended December 31, 2015 and 2014, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2015 and 2014. Same store properties are properties owned prior to January 1, 2014 and held as an in-service property through December 31, 2015 and developments and redevelopments that were placed in service prior to January 1, 2014 or were substantially completed for the 12 months prior to January 1, 2014. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2013 and held as an operating property through December 31, 2015. Sold properties are properties that were sold subsequent to December 31, 2013. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2014; or b) stabilized prior to January 1, 2014. Other revenues are derived from operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of properties not placed in service under one of the categories discussed above, operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the period between January 1, 2014 and December 31, 2015, one industrial property previously classified within same store, comprising approximately 0.2 million square feet, was reclassified and is included in the Other classification as of December 31, 2015. This property was taken out of service during the fourth quarter of 2015. We intend to demolish the existing industrial property and construct a new industrial property, at which time the property will be reclassified from Other to the (Re) Developments classification. The newly constructed property will return to the same store classification following a complete calendar year of in service classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2015 and 2014, the average occupancy rates of our same store properties were 94.2% and 93.2%, respectively.

	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$324,165	$318,420	$5,745	1.8%
Acquired Properties	8,828	2,896	5,932	204.8%
Sold Properties	13,751	24,203	(10,452)	(43.2)%
(Re) Developments	14,124	2,131	11,993	562.8%
Other	4,894	3,956	938	23.7%
	$365,762	$351,606	$14,156	4.0%
Discontinued Operations	—	(7,007)	7,007	(100.0)%
Total Revenues	$365,762	$344,599	$21,163	6.1%
Revenues from same store properties increased $5.7 million primarily due to an increase in occupancy as well as as an increase in rental rates during the year ended December 31, 2015 as compared to December 31, 2014, partially offset by a decrease in restoration fees. Revenues from acquired properties increased $5.9 million due to the 16 industrial properties acquired subsequent to December 31, 2013 totaling approximately 3.0 million square feet of GLA. Revenues from sold properties decreased $10.5 million due to the 95 industrial properties sold subsequent to December 31, 2013 totaling approximately 5.8 million square feet of GLA. Revenues from (re)developments increased $12.0 million due to an increase in occupancy. Other revenues increased $0.9 million primarily due to an increase in occupancy related to a property acquired in 2013 that was placed in service during 2014.

	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$92,244	$93,205	$(961)	(1.0)%
Acquired Properties	2,494	869	1,625	187.0%
Sold Properties	6,245	10,905	(4,660)	(42.7)%
(Re) Developments	3,521	1,934	1,587	82.1%
Other	10,124	10,370	(246)	(2.4)%
	$114,628	$117,283	$(2,655)	(2.3)%
Discontinued Operations	—	(2,784)	2,784	(100.0)%
Total Property Expenses	$114,628	$114,499	$129	0.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.0 million primarily due to lower snow removal costs incurred during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the harsh 2014 winter. Property expenses from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $4.7 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments increased $1.6 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense for the Company increased by $1.9 million, or 8.3% and increased for the Operating Partnership by $2.1 million, or 9.0%, primarily due to an increase in employee compensation and incentive compensation.
For the years ended December 31, 2015 and 2014, we recognized $1.4 million and $1.0 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.
The impairment charge for the year ended December 31, 2015 of $0.6 million is due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$98,107	$100,758	$(2,651)	(2.6)%
Acquired Properties	5,567	1,723	3,844	223.1%
Sold Properties	3,993	8,257	(4,264)	(51.6)%
(Re) Developments	4,008	1,843	2,165	117.5%
Corporate Furniture, Fixtures and Equipment and Other	2,139	1,704	435	25.5%
	$113,814	$114,285	$(471)	(0.4)%
Discontinued Operations	—	(2,388)	2,388	(100.0)%
Total Depreciation and Other Amortization	$113,814	$111,897	$1,917	1.7%
Depreciation and other amortization from same store properties decreased $2.7 million primarily due to accelerated depreciation and amortization taken during the year ended December 31, 2014 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $3.8 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $4.3 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization from (re)developments increased $2.2 million primarily due to an increase in developments that were placed in service. Depreciation from corporate furniture, fixtures and equipment and other increased $0.4 million primarily due to additional furniture, fixtures and equipment asset purchases as well as an increase related to additional leasing costs incurred for a property that was placed in service during 2014.
For the year ended December 31, 2015, we recognized $48.9 million of gain on sale of real estate related to the sale of 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. For the year ended December 31, 2014, we recognized $0.1 million of loss on sale of real estate related to the sale of land parcels that did not meet the criteria for inclusion in discontinued operations.
Interest income decreased $2.0 million, or 97.1%, primarily due to the receipt of prepayment fees of $0.7 million related to notes receivable that were paid off early during the year ended December 31, 2014 and a decrease in the weighted average note receivable balance outstanding for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Interest expense decreased $4.8 million, or 6.6%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2015 (4.99%) as compared to the year ended December 31, 2014 (5.33%) and an increase in capitalized interest of $1.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2015 ($1,399.9 million) as compared to the year ended December 31, 2014 ($1,380.6 million).
Amortization of deferred financing costs remained relatively unchanged.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the year ended December 31, 2015, we settled the interest rate protection agreements and reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the year ended December 31, 2015, we recorded $11.5 million in mark-to-market and settlement loss on the three interest rate protection agreements.
For the year ended December 31, 2014, we recognized a loss from retirement of debt of $0.7 million due to the early payoff of certain mortgage loans.
Equity in income of joint ventures decreased $3.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

As discussed in Note 2 to the Consolidated Financial Statements, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the year ended December 31, 2015 that met the criteria to be classified as discontinued operations. The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations continue to be presented as discontinued operations in the Consolidated Statements of Operations. The following table summarizes certain information regarding the industrial properties included in discontinued operations for the year ended December 31, 2014.

2014
($ in 000’s)
Total Revenues	$7,007
Property Expenses	(2,784)
Depreciation and Amortization	(2,388)
Gain on Sale of Real Estate	25,988
Income from Discontinued Operations	$27,823
Income from discontinued operations for the year ended December 31, 2014 reflects the results of operations and gain on sale of real estate relating to 29 industrial properties that were sold during the year ended December 31, 2014.
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The Company's net income was $51.0 million and $41.4 million for the years ended December 31, 2014 and 2013, respectively. The Operating Partnership's net income was $51.3 million and $41.5 million for the years ended December 31, 2014 and 2013, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an in-service property through December 31, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through December 31, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013; or b) stabilized prior to January 1, 2013. Other revenues are derived from operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of properties not placed in service under one of the categories discussed above, operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2014 and 2013, the average occupancy rates of our same store properties were 92.5% and 90.9%, respectively.

	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$331,594	$315,118	$16,476	5.2%
Acquired Properties	6,894	453	6,441	1,421.9%
Sold Properties	7,007	20,727	(13,720)	(66.2)%
(Re) Developments	3,966	1,163	2,803	241.0%
Other	2,145	1,720	425	24.7%
	$351,606	$339,181	$12,425	3.7%
Discontinued Operations	(7,007)	(20,727)	13,720	(66.2)%
Total Revenues	$344,599	$318,454	$26,145	8.2%
Revenues from same store properties increased $16.5 million primarily due to an increase in occupancy, an increase in tenant recoveries and a one-time restoration fee recognized in 2014, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $6.4 million due to the 10 industrial properties acquired subsequent to December 31, 2012 totaling approximately 2.2 million square feet of GLA. Revenues from sold properties decreased $13.7 million due to the 96 industrial properties sold subsequent to December 31, 2012 totaling approximately 5.0 million square feet of GLA. Revenues from (re)developments increased $2.8 million due to an increase in occupancy. Other revenues increased $0.4 million primarily due to an increase in maintenance company revenues.

	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$100,468	$93,542	$6,926	7.4%
Acquired Properties	2,647	454	2,193	483.0%
Sold Properties	2,784	8,126	(5,342)	(65.7)%
(Re) Developments	2,414	501	1,913	381.8%
Other	8,970	9,217	(247)	(2.7)%
	$117,283	$111,840	$5,443	4.9%
Discontinued Operations	(2,784)	(8,126)	5,342	(65.7)%
Total Property Expenses	$114,499	$103,714	$10,785	10.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $6.9 million primarily due to higher snow removal costs incurred during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the harsh 2014 winter, an increase in real estate tax expense and an increase in bad debt expense. Property expenses from acquired properties increased $2.2 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $5.3 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments increased $1.9 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense for both the Company and the Operating Partnership remained relatively unchanged.
For the years ended December 31, 2014 and 2013, we recognized $1.0 million and $0.3 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.

	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$104,120	$104,676	$(556)	(0.5)%
Acquired Properties	4,642	871	3,771	433.0%
Sold Properties	2,388	7,727	(5,339)	(69.1)%
(Re) Developments	2,399	567	1,832	323.1%
Corporate Furniture, Fixtures and Equipment and Other	736	837	(101)	(12.1)%
	$114,285	$114,678	$(393)	(0.3)%
Discontinued Operations	(2,388)	(7,727)	5,339	(69.1)%
Total Depreciation and Other Amortization	$111,897	$106,951	$4,946	4.6%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.8 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $5.3 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization from (re)developments increased $1.8 million primarily due to an increase in developments that were placed in service. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
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
In October 2008, we entered into an interest rate protection agreement to mitigate our exposure to floating interest rates related to the coupon reset of one of our series of preferred stock. During the year ended December 31, 2013, we recorded $0.1 million in mark-to-market net gain associated with this interest rate protection agreement, which matured on October 1, 2013.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

•
Deferred Tax Assets and Liabilities: In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, the Company's inability to qualify as a REIT and changes in tax laws. Adjustments required in any given period are included within the income tax provision. In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

Liquidity and Capital Resources
At December 31, 2015, our cash and cash equivalents and restricted cash were approximately $4.0 million and $23.0 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $571.6 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through December 31, 2016) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.75% 2016 Notes, in the aggregate principal amount of $159.7 million, are due January 15, 2016 (see Subsequent Events). Also, we have $58.1 million in mortgage loans payable outstanding at December 31, 2015 that mature prior to December 31, 2016. We expect to satisfy these payment obligations prior to December 31, 2016 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.

We expect to meet long-term (after December 31, 2016) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At December 31, 2015, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.57%. As of February 24, 2016, we had approximately $356.6 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2015, and we anticipate that we will be able to operate in compliance with our financial covenants in 2016.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Year Ended December 31, 2015
Net cash provided by operating activities for the Company of approximately $162.1 million (net cash provided by operating activities for the Operating Partnership of approximately $162.3 million) for the year ended December 31, 2015 was comprised primarily of the non-cash adjustments of approximately $82.5 million, the Company's net income of approximately $76.7 million (the Operating Partnership's net income of approximately $76.8 million) and the Company and the Operating Partnership's net change in operating assets and liabilities of approximately $3.0 million, offset by equity in income of Joint Ventures of approximately $0.1 million. The adjustments for the non-cash items of approximately $82.5 million are primarily comprised of depreciation and amortization of approximately $124.5 million, mark-to-market and settlement loss on interest rate protection agreements of approximately $11.5 million, the impairment of real estate of approximately $0.6 million and the provision for bad debt of approximately $1.0 million, offset by the gain on sale of real estate of approximately $48.9 million and the effect of the straight-lining of rental income of approximately $6.2 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $197.1 million for the year ended December 31, 2015 was comprised primarily of the acquisition of certain land parcels and eight industrial properties comprising approximately 1.9 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, an increase in escrows, net contributions to our Joint Ventures and the settlement of interest rate protection agreements, offset by the net proceeds from the sale of real estate and repayments on our notes receivable.
During the year ended December 31, 2015, we sold 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. Proceeds from the sales of the 66 industrial properties and several land parcels, net of closing costs, were approximately $154.0 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale in 2016.
Net cash provided by financing activities for the Company of approximately $29.4 million (net cash provided by financing activities for the Operating Partnership of approximately $29.3 million) for the year ended December 31, 2015 was comprised primarily of net proceeds from the origination of the 2015 Unsecured Term Loan, offset by the repayments on our mortgage loans payable, common stock and Unit distributions, payments of debt issuance costs, net repayments on the Unsecured Credit Facility, the repurchase and retirement of restricted stock and restricted Units and the Operating Partnership's net distributions to noncontrolling interests.
On September 11, 2015, we entered into the 2015 Unsecured Term Loan with a syndicate of financial institutions. The 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into interest rate protection agreements to effectively convert the variable rate to a fixed rate.
During the year ended December 31, 2015, we paid off and retired prior to maturity a mortgage loan in the amount of $22.9 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2015:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$32,035	$1,993	$3,109	$1,067	$25,866
Real Estate Development Costs(1)(3)	59,700	59,700	—	—	—
Long Term Debt	1,442,493	229,024	337,064	219,778	656,627
Interest Expense on Long Term Debt(1)(4)	272,877	59,648	94,490	64,800	53,939
Total	$1,807,105	$350,365	$434,663	$285,645	$736,432
_______________

(1)	Not on balance sheet.

(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $3.9 million due in the future under non-cancelable subleases.

(3)	Represents estimated remaining costs on the completion of development projects under construction.

(4)
Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate protection agreements which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements
At December 31, 2015, we had letters of credit and performance bonds outstanding amounting to $6.7 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $1.1 million and $0.7 million during the years ended December 31, 2015 and 2014, respectively, related to environmental expenditures. We estimate 2016 expenditures of approximately $0.3 million. We estimate that the aggregate expenditures which need to be expended in 2016 and beyond with regard to currently identified environmental issues will not exceed approximately $1.2 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases have lease terms of six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.

Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2015 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2015, $1,389.9 million of our debt (96.4% of total debt at December 31, 2015) was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $52.5 million of our debt (3.6% of total debt at December 31, 2015) was variable rate debt. At December 31, 2014, $1,164.8 million of our debt (86.3% of total debt at December 31, 2014) was fixed rate debt. This includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $185.0 million of our debt (13.7% of total debt at December 31, 2014) was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2015 and 2014, we had approximately $52.5 million and $185.0 million, respectively, of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 and $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2015 and 2014 would have increased by approximately $0.07 million and $0.03 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2015 and 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $6.7 million and $7.2 million during the years ended December 31, 2015 and 2014.
As of December 31, 2015 and 2014, the estimated fair value of our debt was approximately $1,495.7 million and $1,422.5 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2015, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. During the year ended December 31, 2015, we settled certain interest rate protection agreements, which were entered into in August 2014, to maintain our flexibility to pursue an offering of unsecured debt, for a payment of $11.5 million made to our derivative counterparties. We have recognized such payment as mark-to-market and settlement loss on interest rate protection agreements. See Note 11 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and therefore may not be comparable to other similarly titled measures of other companies.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$73,802	$46,629	$25,907	$(22,069)	$(27,010)
Adjustments:
Depreciation and Other Amortization of Real Estate	113,126	111,371	106,333	109,784	110,055
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	2,388	7,727	11,648	12,268
Equity in Depreciation and Other Amortization of Joint Ventures	17	117	273	(20)	551
Impairment of Depreciated Real Estate	626	—	—	(192)	(1,457)
Impairment of Depreciated Real Estate Included in Discontinued Operations	—	—	2,652	1,438	5,916
Non-NAREIT Compliant Gain	(44,022)	(25,988)	(34,344)	(12,665)	(20,419)
Non-NAREIT Compliant Gain from Joint Ventures	(63)	(3,346)	(111)	(902)	(616)
Gain on Change in Control of Interests	—	—	—	(776)	(689)
Noncontrolling Interest Share of Adjustments	(2,645)	(3,281)	(3,426)	(5,606)	(6,448)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$140,841	$127,890	$105,011	$80,640	$72,151

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, impairment charges, equity in income from joint ventures, income tax benefit and expense, gains and losses on retirement of debt, sale of real estate and mark-to-market and settlement loss on interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(In thousands)
Same Store - Revenues	$324,165	$318,420
Same Store - Property Expenses	92,244	93,205
Same Store Net Operating Income Before Same Store Adjustments	$231,921	$225,215
Same Store Adjustments:
Lease Inducement Amortization	805	1,042
Straight-line Rent	281	(1,006)
Above / Below Market Rent Amortization	(389)	(870)
Lease Termination Fees	(874)	(1,464)
One-Time Restoration Fee	—	(2,638)
Same Store Net Operating Income	$231,744	$220,279
Subsequent Events
From January 1, 2016 to February 24, 2016, we acquired one industrial property and several land parcels for a purchase price of approximately $46.7 million, excluding costs incurred in conjunction with such acquisitions. We also assumed a $4.5 million mortgage loan payable in conjunction with the acquisition of the property. During the same period, we sold two industrial properties for approximately $9.6 million.
Additionally, on January 15, 2016, we paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million.

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
First Industrial Realty Trust, Inc.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
The Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
First Industrial, L.P.
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, as appropriate, to allow timely decisions regarding required financial disclosure.
The Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, concluded that the Operating Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2015, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 45 to 48 of this report, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2	Third Amended and Restated Bylaws of the Company, dated May 7, 2015 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company, filed May 7, 2015, File No. 1-13102)

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

3.12
Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 and effective March 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-13102)

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

Exhibits	Description
4.9
Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of First Industrial L.P.’s Form 8-K dated April 4, 2002, File No. 333-21873)

4.10
Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.11
Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.12
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1
Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company and First Industrial, L.P., dated September 16, 2004, Company's File No. 1-13102 and First Industrial, L.P.'s File No. 333-21873)

10.2
Form of Non-Competition Agreement between Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)

10.3†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.4
Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.5
Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.6†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.7†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.8†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.9†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.10†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

10.12†	Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)

10.13†	Amendment No. 1 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2006, File No. 1-13102)

10.14†	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2007, File No. 1-13102)

10.15†
Amendment No. 1 to the Company’s 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.16†
Amendment No. 1 to the Company’s 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.17†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.18†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.19†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

10.20†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)

Exhibits	Description

10.21†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.22†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.23†
Employment Agreement dated as of December 17, 2012 by and among the Company, First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 19, 2012, File No. 1-13102)

10.24†	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2009, File No. 1-13102)

10.25†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 15, 2009, File No. 1-13102)

10.26†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 4, 2010, File No. 1-13102)

10.27†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 7, 2010, File No. 1-13102)

10.28†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 13, 2011, File No. 1-13102)

10.29†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.30†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

10.31†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.32†	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.33†	Form of Employee Service Based Bonus Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2012, File No. 1-13102)

10.34†
Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, file No. 1-13102)

10.35†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.36†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.37
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.38
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

10.39†	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.40†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.41†	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.42†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.43†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.44†	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

Exhibits	Description
10.45
Second Amended and Restated Unsecured Revolving Credit Agreement dated as of March 10, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 12, 2015, File No. 1-13102)

10.46
First Amendment to Unsecured Term Loan Agreement, dated as of April 29, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2015, File No. 1-13102)

10.47
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

21.1*	Subsidiaries of the Registrants

23*	Consents of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.3*
Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.4*
Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (the “Operating Partnership”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2016

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$745,912	$718,188
Buildings and Improvements	2,511,737	2,439,887
Construction in Progress	36,319	25,294
Less: Accumulated Depreciation	(791,330)	(786,978)
Net Investment in Real Estate	2,502,638	2,396,391
Real Estate Held for Sale, Net of Accumulated Depreciation of $1,171 and $0	2,510	—
Cash and Cash Equivalents	3,987	9,500
Restricted Cash	23,005	1,829
Tenant Accounts Receivable, Net	5,612	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	62,335	58,130
Deferred Financing Costs, Net	12,447	10,448
Deferred Leasing Intangibles, Net	33,326	33,526
Prepaid Expenses and Other Assets, Net	72,191	64,744
Total Assets	$2,718,051	$2,581,995
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$564,955	$599,985
Senior Unsecured Notes, Net	364,956	364,861
Unsecured Term Loans	460,000	200,000
Unsecured Credit Facility	52,500	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	93,699	79,733
Deferred Leasing Intangibles, Net	11,841	12,726
Rents Received in Advance and Security Deposits	40,153	36,914
Dividends and Distributions Payable	14,812	11,949
Total Liabilities	1,602,916	1,491,168
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized and 111,027,225 and 110,600,866 shares issued and outstanding)	1,111	1,106
Additional Paid-in-Capital	1,756,415	1,751,059
Distributions in Excess of Accumulated Earnings	(674,759)	(689,348)
Accumulated Other Comprehensive Loss	(9,667)	(13,867)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,073,100	1,048,950
Noncontrolling Interest	42,035	41,877
Total Equity	1,115,135	1,090,827
Total Liabilities and Equity	$2,718,051	$2,581,995
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands except per share data)
Revenues:
Rental Income	$281,186	$259,609	$245,064
Tenant Recoveries and Other Income	84,576	84,990	73,390
Total Revenues	365,762	344,599	318,454
Expenses:
Property Expenses	114,628	114,499	103,714
General and Administrative	25,362	23,418	22,821
Acquisition Costs	1,403	960	331
Impairment of Real Estate	626	—	—
Depreciation and Other Amortization	113,814	111,897	106,951
Total Expenses	255,833	250,774	233,817
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	48,906	(83)	1,100
Interest Income	61	2,110	2,354
Interest Expense	(67,424)	(72,178)	(73,558)
Amortization of Deferred Financing Costs	(3,159)	(3,098)	(3,225)
Settlement Loss and Mark-to-Market Gain on Interest Rate Protection Agreements	(11,546)	—	52
Loss from Retirement of Debt	—	(655)	(6,637)
Total Other Income (Expense)	(33,162)	(73,904)	(79,914)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	76,767	19,921	4,723
Equity in Income of Joint Ventures	55	3,499	136
Income Tax (Provision) Benefit	(117)	(238)	3
Income from Continuing Operations	76,705	23,182	4,862
Discontinued Operations:
Income Attributable to Discontinued Operations	—	1,835	2,222
Gain on Sale of Real Estate	—	25,988	34,344
Income from Discontinued Operations	—	27,823	36,566
Net Income	76,705	51,005	41,428
Less: Net Income Attributable to the Noncontrolling Interest	(2,903)	(1,895)	(1,121)
Net Income Attributable to First Industrial Realty Trust, Inc.	73,802	49,110	40,307
Less: Preferred Dividends	—	(1,019)	(8,733)
Less: Redemption of Preferred Stock	—	(1,462)	(5,667)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$73,802	$46,629	$25,907
Basic Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.67	$0.18	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.24	$0.33
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.67	$0.42	$0.24
Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.66	$0.18	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.24	$0.33
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.66	$0.42	$0.24
Dividends/Distributions Per Share	$0.51	$0.41	$0.34
Weighted Average Shares Outstanding - Basic	110,352	109,922	106,995
Weighted Average Shares Outstanding - Diluted	110,781	110,325	106,995
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Net Income	$76,705	$51,005	$41,428
Mark-to-Market Loss on Interest Rate Protection Agreements	(9,155)	(12,279)	—
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 11)	12,990	—	—
Amortization of Interest Rate Protection Agreements	524	1,358	2,411
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	—	1,116
Foreign Currency Translation Adjustment	15	(93)	(60)
Comprehensive Income	81,079	39,991	44,895
Comprehensive Income Attributable to Noncontrolling Interest	(3,069)	(1,467)	(1,265)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$78,010	$38,524	$43,630
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 31, 2012	$—	$988	$1,785,213	$(676,265)	$(6,557)	$42,274	$1,145,653
Issuance of Common Stock, Net of Issuance Costs	—	107	173,678	—	—	—	173,785
Redemption of Preferred Stock	—	—	(144,384)	(5,667)	—	—	(150,051)
Stock Based Compensation Activity	—	4	5,476	(948)	—	—	4,532
Conversion of Units to Common Stock	—	1	995	—	—	(996)	—
Reallocation—Additional Paid in Capital	—	—	(3,369)	—	—	3,369	—
Common Stock Dividends and Unit Distributions	—	—	—	(37,288)	—	(1,574)	(38,862)
Preferred Dividends	—	—	—	(8,733)	—	—	(8,733)
Net Income	—	—	—	40,307	—	1,121	41,428
Reallocation—Other Comprehensive Income	—	—	—	—	(31)	31	—
Other Comprehensive Income	—	—	—	—	3,323	144	3,467
Balance as of December 31, 2013	$—	$1,100	$1,817,609	$(688,594)	$(3,265)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	(75,049)
Stock Based Compensation Activity	—	4	4,880	(1,936)	—	—	2,948
Conversion of Units to Common Stock	—	2	2,153	—	—	(2,155)	—
Reallocation—Additional Paid in Capital	—	—	4	—	—	(4)	—
Common Stock Dividends and Unit Distributions	—	—	—	(45,447)	—	(1,816)	(47,263)
Preferred Dividends	—	—	—	(1,019)	—	—	(1,019)
Net Income	—	—	—	49,110	—	1,895	51,005
Reallocation—Other Comprehensive Income	—	—	—	—	(16)	16	—
Other Comprehensive Loss	—	—	—	—	(10,586)	(428)	(11,014)
Balance as of December 31, 2014	$—	$1,106	$1,751,059	$(689,348)	$(13,867)	$41,877	$1,090,827
Stock Based Compensation Activity	—	4	4,656	(2,417)	—	—	2,243
Conversion of Units to Common Stock	—	1	672	—	—	(673)	—
Reallocation—Additional Paid in Capital	—	—	28	—	—	(28)	—
Common Stock Dividends and Unit Distributions	—	—	—	(56,796)	—	(2,218)	(59,014)
Net Income	—	—	—	73,802	—	2,903	76,705
Reallocation—Other Comprehensive Income	—	—	—	—	(8)	8	—
Other Comprehensive Income	—	—	—	—	4,208	166	4,374
Balance as of December 31, 2015	$—	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76,705	$51,005	$41,428
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	92,955	93,457	94,271
Amortization of Deferred Financing Costs	3,159	3,098	3,225
Other Amortization	28,359	30,218	30,632
Impairment of Real Estate	626	—	2,652
Provision for Bad Debt	954	1,425	726
Equity in Income of Joint Ventures	(55)	(3,499)	(136)
Distributions from Joint Ventures	—	1,881	177
Gain on Sale of Real Estate	(48,906)	(25,905)	(35,444)
Loss from Retirement of Debt	—	655	6,637
Settlement Loss and Mark-to-Market Gain on Interest Rate Protection Agreements	11,546	—	(52)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,686)	(2,582)	(3,192)
Increase in Deferred Rent Receivable	(6,181)	(2,715)	(4,516)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,673	452	(5,679)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(10,650)	(4,978)
Cash Book Overdraft	—	336	—
Net Cash Provided by Operating Activities	162,149	137,176	125,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(168,122)	(96,045)	(73,642)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(150,079)	(123,037)	(114,806)
Net Proceeds from Sales of Investments in Real Estate	154,024	98,472	126,250
Contributions to and Investments in Joint Ventures	(200)	(31)	(38)
Distributions from Joint Ventures	126	2,475	104
Settlement of Interest Rate Protection Agreements	(11,546)	—	—
Repayments of Notes Receivable	2,760	49,761	615
(Increase) Decrease in Escrows	(24,037)	(664)	204
Net Cash Used in Investing Activities	(197,074)	(69,069)	(61,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Preferred Stock Redemption Costs	(5,158)	(2,419)	(3,575)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	—	—	174,081
Repurchase and Retirement of Restricted Stock	(2,101)	(4,667)	(2,968)
Common Stock Dividends and Unit Distributions Paid	(55,811)	(45,151)	(29,025)
Preferred Dividends Paid	—	(1,471)	(8,733)
Redemption of Preferred Stock	—	(75,000)	(150,000)
Payments on Interest Rate Protection Agreements	—	—	(1,079)
Repayments on Mortgage Loans Payable	(35,004)	(77,880)	(85,680)
Repayments of Senior Unsecured Notes	—	(71,578)	(29,769)
Proceeds from Unsecured Term Loans	260,000	200,000	—
Proceeds from Unsecured Credit Facility	321,500	356,000	373,000
Repayments on Unsecured Credit Facility	(454,000)	(344,000)	(298,000)
Net Cash Provided by (Used in) Financing Activities	29,426	(66,166)	(61,748)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(18)	(51)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,499)	1,941	2,690
Cash and Cash Equivalents, Beginning of Year	9,500	7,577	4,938
Cash and Cash Equivalents, End of Year	$3,987	$9,500	$7,577
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$66,452	$70,194	$70,726
Interest Expense Capitalized in Connection with Development Activity	$2,453	$1,411	$3,611
Income Taxes Paid (Refunded)	$23	$(105)	$5,433
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Dividends/Distributions Payable on Common Stock/Operating Partnership Units	$14,812	$11,949	$9,837
Dividends Payable on Preferred Stock	$—	$—	$452
Exchange of Operating Partnership Units for Common Stock:
Noncontrolling Interest	$(673)	$(2,155)	$(996)
Common Stock	1	2	1
Additional Paid-in-Capital	672	2,153	995
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,090	$364	$483
Notes Receivable Issued in Conjunction with Certain Property Sales	$—	$—	$12,520
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,747	$14,901	$15,249
Write-off of Fully Depreciated Assets	$(45,457)	$(44,769)	$(62,281)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$745,912	$718,188
Buildings and Improvements	2,511,737	2,439,887
Construction in Progress	36,319	25,294
Less: Accumulated Depreciation	(791,330)	(786,978)
Net Investment in Real Estate	2,502,638	2,396,391
Real Estate Held for Sale, Net of Accumulated Depreciation of $1,171 and $0	2,510	—
Cash and Cash Equivalents	3,987	9,485
Restricted Cash	23,005	1,829
Tenant Accounts Receivable, Net	5,612	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	62,335	58,130
Deferred Financing Costs, Net	12,447	10,448
Deferred Leasing Intangibles, Net	33,326	33,526
Prepaid Expenses and Other Assets, Net	82,906	75,472
Total Assets	$2,728,766	$2,592,708
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$564,955	$599,985
Senior Unsecured Notes, Net	364,956	364,861
Unsecured Term Loans	460,000	200,000
Unsecured Credit Facility	52,500	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	93,699	79,683
Deferred Leasing Intangibles, Net	11,841	12,726
Rents Received in Advance and Security Deposits	40,153	36,914
Distributions Payable	14,812	11,949
Total Liabilities	1,602,916	1,491,118
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (111,027,225 and 110,600,866 units outstanding)	1,054,028	1,034,129
Limited Partners Units (4,305,707 and 4,374,637 units outstanding)	80,769	80,757
Accumulated Other Comprehensive Loss	(10,043)	(14,376)
Total First Industrial L.P.'s Partners’ Capital	1,124,754	1,100,510
Noncontrolling Interest	1,096	1,080
Total Partners’ Capital	1,125,850	1,101,590
Total Liabilities and Partners’ Capital	$2,728,766	$2,592,708
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands except per Unit data)
Revenues:
Rental Income	$281,186	$259,609	$245,064
Tenant Recoveries and Other Income	84,576	84,990	73,390
Total Revenues	365,762	344,599	318,454
Expenses:
Property Expenses	114,628	114,499	103,714
General and Administrative	25,247	23,166	22,775
Acquisition Costs	1,403	960	331
Impairment of Real Estate	626	—	—
Depreciation and Other Amortization	113,814	111,897	106,951
Total Expenses	255,718	250,522	233,771
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	48,906	(83)	1,100
Interest Income	61	2,110	2,354
Interest Expense	(67,424)	(72,178)	(73,558)
Amortization of Deferred Financing Costs	(3,159)	(3,098)	(3,225)
Settlement Loss and Mark-to-Market Gain on Interest Rate Protection Agreements	(11,546)	—	52
Loss from Retirement of Debt	—	(655)	(6,637)
Total Other Income (Expense)	(33,162)	(73,904)	(79,914)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	76,882	20,173	4,769
Equity in Income of Joint Ventures	55	3,499	136
Income Tax (Provision) Benefit	(117)	(238)	3
Income from Continuing Operations	76,820	23,434	4,908
Discontinued Operations:
Income Attributable to Discontinued Operations	—	1,835	2,222
Gain on Sale of Real Estate	—	25,988	34,344
Income from Discontinued Operations	—	27,823	36,566
Net Income	76,820	51,257	41,474
Less: Net Income Attributable to the Noncontrolling Interest	(138)	(72)	(41)
Net Income Attributable to Unitholders	76,682	51,185	41,433
Less: Preferred Unit Distributions	—	(1,019)	(8,733)
Less: Redemption of Preferred Units	—	(1,462)	(5,667)
Net Income Available to Unitholders and Participating Securities	$76,682	$48,704	$27,033
Basic Earnings Per Unit:
Income (Loss) from Continuing Operations Available to Unitholders	$0.67	$0.18	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$—	$0.24	$0.33
Net Income Available to Unitholders	$0.67	$0.42	$0.24

Diluted Earnings Per Unit:
Income (Loss) from Continuing Operations Available to Unitholders	$0.66	$0.18	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$—	$0.24	$0.33
Net Income Available to Unitholders	$0.66	$0.42	$0.24
Distributions Per Unit	$0.51	$0.41	$0.34
Weighted Average Units Outstanding - Basic	114,709	114,388	111,646
Weighted Average Units Outstanding - Diluted	115,138	114,791	111,646
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Net Income Attributable to Unitholders	$76,682	$51,185	$41,433
Mark-to-Market Loss on Interest Rate Protection Agreements	(9,155)	(12,279)	—
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 11)	12,990	—	—
Amortization of Interest Rate Protection Agreements	524	1,358	2,411
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	—	1,116
Foreign Currency Translation Adjustment	(26)	(93)	(60)
Comprehensive Income Attributable to Unitholders	$81,015	$40,171	$44,900
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	$1,106	$1,156,257
Issuance of General Partner Units, Net of Issuance Costs	—	173,785	—	—	—	173,785
Redemption of Preferred Units	(144,384)	—	—	—	—	(144,384)
Stock Based Compensation Activity	—	4,532	—	—	—	4,532
Conversion of Limited Partner Units to General Partner Units	—	996	(996)	—	—	—
Common Unit Distributions	—	(37,288)	(1,574)	—	—	(38,862)
Preferred Unit Distributions	(14,400)	—	—	—	—	(14,400)
Contributions from Noncontrolling Interest	—	—	—	—	177	177
Distributions to Noncontrolling Interest	—	—	—	—	(229)	(229)
Net Income	14,400	25,912	1,121	—	41	41,474
Other Comprehensive Income	—	—	—	3,467	—	3,467
Balance as of December 31, 2013	$73,587	$1,027,664	$82,833	$(3,362)	$1,095	$1,181,817
Redemption of Preferred Units	(73,587)	—	—	—	—	(73,587)
Stock Based Compensation Activity	—	2,948	—	—	—	2,948
Conversion of Limited Partner Units to General Partner Units	—	2,155	(2,155)	—	—	—
Common Unit Distributions	—	(45,447)	(1,816)	—	—	(47,263)
Preferred Unit Distributions	(2,481)	—	—	—	—	(2,481)
Contributions from Noncontrolling Interest	—	—	—	—	335	335
Distributions to Noncontrolling Interest	—	—	—	—	(422)	(422)
Net Income	2,481	46,809	1,895	—	72	51,257
Other Comprehensive Loss	—	—	—	(11,014)	—	(11,014)
Balance as of December 31, 2014	$—	$1,034,129	$80,757	$(14,376)	$1,080	$1,101,590
Stock Based Compensation Activity	—	2,243	—	—	—	2,243
Conversion of Limited Partner Units to General Partner Units	—	673	(673)	—	—	—
Common Unit Distributions	—	(56,796)	(2,218)	—	—	(59,014)
Contributions from Noncontrolling Interest		—	—	—	67	67
Distributions to Noncontrolling Interest		—	—	—	(189)	(189)
Net Income	—	73,779	2,903	—	138	76,820
Other Comprehensive Income	—	—	—	4,333	—	4,333
Balance as of December 31, 2015	$—	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76,820	$51,257	$41,474
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	92,955	93,457	94,271
Amortization of Deferred Financing Costs	3,159	3,098	3,225
Other Amortization	28,359	30,218	30,632
Impairment of Real Estate	626	—	2,652
Provision for Bad Debt	954	1,425	726
Equity in Income of Joint Ventures	(55)	(3,499)	(136)
Distributions from Joint Ventures	—	1,881	177
Gain on Sale of Real Estate	(48,906)	(25,905)	(35,444)
Loss from Retirement of Debt	—	655	6,637
Settlement Loss and Mark-to-Market Gain on Interest Rate Protection Agreements	11,546	—	(52)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,673)	(2,039)	(2,582)
Increase in Deferred Rent Receivable	(6,181)	(2,715)	(4,516)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,682	399	(5,676)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(10,650)	(4,978)
Cash Book Overdraft	—	336	—
Net Cash Provided by Operating Activities	162,286	137,918	126,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(168,122)	(96,045)	(73,642)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(150,079)	(123,037)	(114,806)
Net Proceeds from Sales of Investments in Real Estate	154,024	98,472	126,250
Contributions to and Investments in Joint Ventures	(200)	(31)	(38)
Distributions from Joint Ventures	126	2,475	104
Settlement of Interest Rate Protection Agreements	(11,546)	—	—
Repayments of Notes Receivable	2,760	49,761	615
Increase in Escrows	(24,037)	(1,319)	(409)
Net Cash Used in Investing Activities	(197,074)	(69,724)	(61,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Preferred Unit Redemption Costs	(5,158)	(2,419)	(3,575)
Unit Contributions	—	—	174,081
Repurchase and Retirement of Restricted Units	(2,101)	(4,667)	(2,968)
Common Unit Distributions Paid	(55,811)	(45,151)	(29,025)
Preferred Unit Distributions Paid	—	(1,471)	(8,733)
Redemption of Preferred Units	—	(75,000)	(150,000)
Payments on Interest Rate Protection Agreements	—	—	(1,079)
Contributions from Noncontrolling Interests	67	335	177
Distributions to Noncontrolling Interests	(189)	(422)	(229)
Repayments on Mortgage Loans Payable	(35,004)	(77,880)	(85,680)
Repayments of Senior Unsecured Notes	—	(71,578)	(29,769)

Proceeds from Unsecured Term Loans	260,000	200,000	—
Proceeds from Unsecured Credit Facility	321,500	356,000	373,000
Repayments on Unsecured Credit Facility	(454,000)	(344,000)	(298,000)
Net Cash Provided by (Used in) Financing Activities	29,304	(66,253)	(61,800)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(18)	(51)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,484)	1,941	2,684
Cash and Cash Equivalents, Beginning of Year	9,485	7,562	4,929
Cash and Cash Equivalents, End of Year	$3,987	$9,485	$7,562
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$66,452	$70,194	$70,726
Interest Expense Capitalized in Connection with Development Activity	$2,453	$1,411	$3,611
Income Taxes Paid (Refunded)	$23	$(105)	$5,433
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distributions Payable on General and Limited Partner Units	$14,812	$11,949	$9,837
Distributions Payable on Preferred Units	$—	$—	$452
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(673)	$(2,155)	$(996)
General Partnership Units	673	2,155	996
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,090	$364	$483
Notes Receivable Issued in Conjunction with Certain Property Sales	$—	$—	$12,520
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,747	$14,901	$15,249
Write-off of Fully Depreciated Assets	$(45,457)	$(44,769)	$(62,281)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.3% and 96.2% ownership interest ("General Partner Units") at December 31, 2015 and 2014, respectively. The Operating Partnership also conducts operations itself and through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries, the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. See Note 2 to the Consolidated Financial Statements. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.7% and 3.8% ("Limited Partner Units"; together with the General Partner Units, the "Units") at December 31, 2015 and 2014, respectively, represents the aggregate partnership interest held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs and the Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture are 15% and 10%, respectively. During the year ended December 31, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At December 31, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting.
As of December 31, 2015, we owned 589 industrial properties located in 25 states, containing an aggregate of approximately 63.6 million square feet of GLA. Of the 589 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013 include the accounts and operating results of the Company and the Operating Partnership. Such financial statements present our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2015 and 2014, and the reported amounts of revenues and expenses for each of the years ended December 31, 2015, 2014 and 2013. Actual results could differ from those estimates.

Reclassifications and Revisions
Gain on sale of real estate included in continuing operations for the years ended December 31, 2014 and 2013 have been reclassified within the statement of operations to be included in the income from continuing operations subtotal to conform to the 2015 presentation.
From 2000 through 2007, we repurchased 4,324,114 common shares pursuant to a stock repurchase plan authorized by the Company's Board of Directors. These repurchased common shares are subject to state corporate laws that establish the legal status of redeemed shares and prevent them from being reported as treasury shares within the consolidated financial statements. We previously misclassified the repurchased common shares as treasury shares. The common share repurchases should have been classified as reductions of common stock, additional paid-in-capital and distributions in excess of accumulated earnings. We evaluated the impact of this correction on previously issued financial statements and concluded they were not materially misstated.  In order to conform previous financial statements to the current period, we elected to revise previously issued financial statements. The balances for common stock, additional-paid-in-capital and distributions in excess of accumulated earnings on the accompanying consolidated statements of changes in stockholders' equity of the Company as of December 31, 2012, 2013 and 2014 and on the accompanying consolidated balance sheet of the Company as of December 31, 2014 have been revised to correct the misclassification. The correction results in reductions in common stock, additional paid-in-capital and distributions in excess of accumulated earnings of $43, $121,277 and $18,698, respectively to the previously reported amounts of $1,031, $1,906,490 and ($657,567), respectively, as of December 31, 2012, $1,143, $1,938,886 and $(669,896), respectively, as of December 31, 2013 and $1,149, $1,872,336 and ($670,650), respectively, as of December 31, 2014. The misclassification has no impact on the previously reported consolidated statements of operations, comprehensive income or cash flows. In addition, the misclassification has no impact on the previously reported consolidated financial statements of the Operating Partnership.
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

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	5 to 20
Furniture, Fixtures and Equipment	4 to 10
Tenant Improvements	Lease Term
Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of personnel attributable to leasing) are capitalized and amortized over the terms of each specific lease. Capitalized compensation costs of personnel attributable to leasing relate to time directly attributable to originating leases with tenants that result directly from and are essential to originating those leases and would not have been incurred had these leasing transactions not occurred. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
Upon acquisition of an occupied property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases, below market ground lease obligations and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases and below market ground lease obligations are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and below market ground lease obligations, and the initial term plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases.
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
Acquisition related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We do not consider acquisitions of land or unoccupied buildings to be business combinations. Rather, these transactions are treated as asset acquisitions and the acquisition related costs are capitalized to the basis of the assets acquired.
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2015	December 31, 2014
In-Place Leases	$19,438	$16,850
Above Market Leases	2,520	3,425
Below Market Ground Lease Obligation	1,778	1,823
Tenant Relationships	9,590	11,428
Total Included in Total Assets, Net of $26,432 and $28,808 of Accumulated Amortization	$33,326	$33,526
Below Market Leases	$11,841	$12,726
Total Included in Total Liabilities, Net of $8,911 and $8,735 of Accumulated Amortization	$11,841	$12,726

Amortization expense related to in-place leases and tenant relationships, exclusive of amortization expense related to in-place leases and tenant relationships included in discontinued operations, was $6,326, $6,239 and $5,598 for the years ended December 31, 2015, 2014 and 2013, respectively. Rental revenues increased by $462, $925 and $572 related to net amortization of above/(below) market leases, exclusive of net amortization related to above/(below) market leases included in discontinued operations, for the years ended December 31, 2015, 2014 and 2013, respectively. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2015 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2016	$5,922	$1,106
2017	$5,263	$1,049
2018	$3,652	$877
2019	$2,951	$836
2020	$2,465	$757
Foreign Currency Transactions and Translation
The assets and liabilities of our operations in Canada were translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts were translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income. We sold our sole remaining real estate asset located in Canada during the year ended December 31, 2014.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $20,332 and $17,173 at December 31, 2015 and 2014, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.
Investments in Joint Ventures
Investments in joint ventures represent our noncontrolling equity/limited partnership interests in our Joint Ventures. We account for our investments in joint ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. In order to assess whether consolidation of a variable interest entity is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.
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

Limited Partners Units
Limited Partner Units are reported within Partners’ Capital in the Operating Partnership's balance sheet as of December 31, 2015 and 2014 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2015, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company’s common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income, net of preferred stock dividends or preferred Unit distributions and redemption of preferred stock or preferred Units, is allocated to common stockholders or Unitholders and participating securities based upon their proportionate share of weighted average shares or Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock or restricted Unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock or Units. See Note 7 for further disclosure about participating securities.
Revenue Recognition
Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. Also, when we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease inducement and amortize it as a reduction of revenue over the lease term.
Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant’s lease and when we have no further obligations under the lease.
We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,515 and $1,695 as of December 31, 2015 and 2014, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $2,669 and $1,888 as of December 31, 2015 and 2014, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.
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

Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted taxable income to its stockholders. Management intends to continue to adhere to these requirements and to maintain the Company's REIT status. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends it pays to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company's taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to corporate federal, state and local income taxes.
In accordance with partnership taxation, each of the partners of the Operating Partnership is responsible for reporting their share of taxable income or loss.
We may also be subject to certain federal excise and franchise taxes if we engage in certain types of transactions. A benefit/provision has been made for federal, state and local income taxes in the accompanying consolidated financial statements. In accordance with FASB’s guidance, the total benefit/provision has been separately allocated to income (loss) from continuing operations and income (loss) from discontinued operations, if applicable. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Earnings Per Share and Earnings Per Unit ("EPS" and "EPU")
Basic net income (loss) per common share or Unit is computed by dividing net income (loss) available to common shareholders or Unitholders by the weighted average number of common shares or Units outstanding for the period.
Diluted net income (loss) per common share or Unit is computed by dividing net income (loss) available to common shareholders or Unitholders by the sum of the weighted average number of common shares or Units outstanding and any dilutive non-participating securities for the period. See Note 7 for further disclosure about EPS and EPU.
Derivative Financial Instruments
Historically, we have used interest rate protection agreements ("Agreements") to fix the interest rate on anticipated offerings of senior unsecured notes. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (loss) whereas mark-to-market gains and losses on Agreements which do not qualify for hedge accounting are recognized in net income (loss) immediately. Amounts accumulated in other comprehensive income (loss) during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the fair value of Agreements, not the notional amounts. See Note 11 for more information on the Agreements.
Fair Value of Financial Instruments
Financial instruments other than our derivatives include tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured credit facility, unsecured term loans and senior unsecured notes. The fair values of tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 4 for the fair values of the mortgage loans payable, unsecured credit facility, unsecured term loans and senior unsecured notes.

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
Prior to the adoption of ASU 2014-08, the FASB’s guidance on financial reporting for the disposal of long lived assets required that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria were met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company and the Operating Partnership as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the property after the disposal transaction. The guidance also required prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.
Segment Reporting
Management views the Company, inclusive of the Operating Partnership, as a single segment based on its method of internal reporting.
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
Since formation of each Other Real Estate Partnership, the Company, which wholly-owns the corporations that act as a general partner of each Other Real Estate Partnership, is also the general partner of the Operating Partnership which holds at least a 99% limited partnership interest in each of the Other Real Estate Partnership, has fully consolidated the financial information of the Other Real Estate Partnerships within its financial statements. The Operating Partnership has in the past accounted for each of the Other Real Estate Partnerships under the equity method of accounting based on the VOE classification and the presumption that the corporations owned by the Company that act as the general partners of the Other Real Estate Partnerships controlled the partnerships. However, under ASU 2015-02, the Operating Partnership determined that each Other Real Estate Partnership meets the criteria of a VIE and that it is the primary beneficiary for each Other Real Estate Partnership. As a result, the Operating Partnership has concluded that it should cease accounting for the Other Real Estate Partnerships under the equity method of accounting and consolidate the financial information of the Other Real Estate Partnerships within its financial statements.
During the year ended ended December 31, 2015, the Operating Partnership elected early adoption of ASU 2015-02. The election is a full retrospective adoption approach which requires previously reported periods to be restated. The impact of this adoption on the Operating Partnership's previously reported period is as follows:

	Balance Sheet as Previously Filed as of December 31, 2014	Impact of the Adoption of ASU 2015-02	Balance Sheet as Adjusted as of December 31, 2014
Total Assets	$2,514,246	$78,462	$2,592,708
Total Liabilities	$1,413,736	$77,382	$1,491,118
Total Noncontrolling Interest	$—	$1,080	$1,080

The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	December 31, 2015	December 31, 2014
ASSETS
Assets:
Net Investment in Real Estate	$306,866	$278,720
Other Assets, Net	20,478	21,078
Total Assets	$327,344	$299,798
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$77,445	$81,231
Other Liabilities, Net	43,103	10,656
Partners’ Capital	206,796	207,911
Total Liabilities and Partners’ Capital	$327,344	$299,798
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving credit agreements are not within the scope of this new guidance. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"), which expands upon ASU 2015-03. ASU 2015-15 states that given the absence of authoritative guidance within 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving credit agreements and subsequently amortizing the deferred issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the revolving credit agreement. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 are not expected to have a material impact on our results of operations, however, they will impact the Consolidated Balance Sheet presentation related to our debt issuance costs.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact our consolidated financial statements.
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
In 2015, we acquired eight industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $169,218, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
The purchase price of the industrial properties and land parcels acquired for the years ended December 31, 2015 and 2014, was allocated as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Purchase Price	Weighted Average Life (in Months)	Purchase Price	Weighted Average Life (in Months)
Land	$52,954	N/A	$39,739	N/A
Building and Improvements	107,106	(A)	44,070	(A)
Other Assets	2,562	(B)	1,863	(B)
In-Place Leases	7,124	84	5,350	74
Tenant Relationships	—	N/A	3,440	131
Above Market Leases	—	N/A	316	66
Below Market Ground Lease Obligation	—	N/A	1,854	480
Below Market Leases	(528)	62	(940)	79
Total Purchase Price (C)	$169,218		$95,692
(A) See Note 2 for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(B) Represents leasing commissions, which are included in Other Assets and amortized over the remaining terms of each lease.
(C) Included in the purchase price for the year ended December 31, 2015, is $122,913 relating to six industrial properties that we acquired and transferred to special purpose entities to facilitate a potential Section 1031 exchange under the Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange and take title to the to-be-exchanged industrial properties within 180 days of the acquisition date. We determined that these special purposes entities are VIEs, and we are the primary beneficiary. Therefore, we consolidate these entities. As of December 31, 2015, these VIEs have no significant liabilities or significant cash flows.
Real Estate Held for Sale
As December 31, 2015, we had one industrial property comprising approximately 0.2 million square feet of GLA held for sale. See Subsequent Events.
Sales and Discontinued Operations
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
In 2015, we sold 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $158,429. The gain on sale of real estate was approximately $48,906. As discussed in Note 2, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the year ended ended December 31, 2015 that met the criteria to be classified as discontinued operations.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Total Revenues	$7,007	$20,727
Property Expenses	(2,784)	(8,126)
Impairment of Real Estate	—	(2,652)
Depreciation and Amortization	(2,388)	(7,727)
Gain on Sale of Real Estate	25,988	34,344
Income from Discontinued Operations	$27,823	$36,566
Impairment Charges
The impairment charges of $626 and $2,652 recorded during the years ended December 31, 2015 and 2013, respectively, were due to marketing certain industrial properties for sale and our assessment of the likelihood and timing of a potential sale transaction. The impairment charge recorded during the year ended December 31, 2013 of $2,652 is included in discontinued operations.
The accounting guidance for the fair value measurement provisions for the impairment of long lived assets establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The real estate assets measured at fair value on a non-recurring basis during the years ended December 31, 2015 and 2013 were sold.
The fair market values were determined using third party offers. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2015	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2015	December 31, 2014
Mortgage Loans Payable, Net	$564,955	$599,985	4.03% – 8.26%	4.03% – 8.26%	June 2016 – September 2022
Unamortized Premiums	(64)	(90)
Mortgage Loans Payable, Gross	$564,891	$599,895
Senior Unsecured Notes, Net
2016 Notes	$159,677	$159,621	5.75%	5.91%	1/15/2016
2017 Notes	54,971	54,966	7.50%	7.52%	12/1/2017
2027 Notes	6,067	6,066	7.15%	7.11%	5/15/2027
2028 Notes	31,885	31,884	7.60%	8.13%	7/15/2028
2032 Notes	10,523	10,518	7.75%	7.87%	4/15/2032
2017 II Notes	101,833	101,806	5.95%	6.37%	5/15/2017
Subtotal	$364,956	$364,861
Unamortized Discounts	146	241
Senior Unsecured Notes, Gross	$365,102	$365,102
2014 Unsecured Term Loan	$200,000	$200,000	1.94%	N/A	1/29/2021
2015 Unsecured Term Loan	260,000	—	1.84%	N/A	9/12/2022
Unsecured Term Loans, Total (A)	$460,000	$200,000
Unsecured Credit Facility (B)	$52,500	$185,000	1.57%	N/A	3/11/2019
(A) We entered into interest rate protection agreements, with an aggregate notional value of $460,000, to effectively convert the variable rate to a fixed rate. See Note 11.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the years ended December 31, 2015 and 2014, we paid off and retired prior to maturity mortgage loans in the amount of $22,910 and $65,558, respectively. In connection with these prepayments, we recognized $0 and $655 as loss from retirement of debt for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $727,022. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2015.
Senior Unsecured Notes, Net
During the year ended December 31, 2014, we paid off and retired our 2014 Notes, at maturity, in the amount of $81,794.

Unsecured Term Loans
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "2014 Unsecured Term Loan") with a syndicate of financial institutions. At December 31, 2015, the 2014 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 170 basis points . The interest rate on the 2014 Unsecured Term Loan varies based on the Company's leverage ratio or, at our election, the Company's credit ratings.
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan"; together with the 2014 Unsecured Term Loan, the "Unsecured Term Loans") with a syndicate of financial institutions. At December 31, 2015, the 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 160 basis points. The interest rate on the 2015 Unsecured Term Loan varies based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Unsecured Credit Facility
On March 10, 2015, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $625,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $900,000, subject to certain restrictions. The amendment extended the maturity date from September 29, 2017 to March 11, 2019 with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2015, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 115 basis points. The interest rate on the Unsecured Credit Facility varies based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of December 31, and thereafter:

Amount
2016	$229,024
2017	168,723
2018	168,341
2019	128,923
2020	90,855
Thereafter	656,627
Total	$1,442,493
The Unsecured Credit Facility, the Unsecured Term Loans and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans and indentures governing our senior unsecured notes as of December 31, 2015. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At December 31, 2015 and 2014, the fair value of our indebtedness was as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$564,955	$595,964	$599,985	$640,818
Senior Unsecured Notes, Net	364,956	386,253	364,861	395,320
Unsecured Term Loans	460,000	460,970	200,000	200,575
Unsecured Credit Facility	52,500	52,500	185,000	185,747
Total	$1,442,411	$1,495,687	$1,349,846	$1,422,460
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and the Unsecured Term Loans was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, the Unsecured Term Loans and the Unsecured Credit Facility was primarily based upon Level 3 inputs.
5. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Operating Partnership Units
The Operating Partnership has issued General Partner Units, Limited Partner Units and preferred general partnership Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2015, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $95,285 or by issuing 4,305,707 shares of the Company’s common stock. The preferred general partnership Units result from preferred capital contributions from the Company. The Operating Partnership is required to make all required distributions on the preferred general partnership Units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the Limited Partner Units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Operating Partnership or to amend the provisions of the partnership agreement which requires such consent.

Preferred Stock or General Partner Preferred Units
On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company's 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The net proceeds from the issuance of the Series F Preferred Stock were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the "Series F Preferred Units") and are reflected in the Operating Partnerships' financial statements as a general partner preferred unit contribution. The Series F Preferred Stock was redeemable for cash at the Company's option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 6, 2014, the Company fully redeemed the Series F Preferred Stock, at a redemption price of $1,000.00 per Depositary Share, and paid a pro-rated first quarter dividend of $11.3299 per Depositary Share, totaling $566. An equivalent number of Series F Preferred Units were redeemed on March 6, 2014 as well. The initial offering costs associated with the issuance of the Series F Preferred Stock or Series F Preferred Units, as well as costs associated with the redemption, totaled $949 and are reflected as a deduction from net income in determining earnings per share or earnings per Unit for the year ended December 31, 2014.
On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The net proceeds from the issuance of the Series G Preferred Stock were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the "Series G Preferred Units") and are reflected in the Operating Partnerships' financial statements as a general partner preferred unit contribution. The Series G Preferred Stock was redeemable for cash at the Company's option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 31, 2014, the Company fully redeemed the Series G Preferred Stock, at a redemption price of $1,000.00 per Depositary Share, and paid a semi-annual dividend of $36.18 per Depositary Share, totaling $905. An equivalent number of Series G Preferred Units were redeemed on March 31, 2014 as well. The initial offering costs associated with the issuance of the Series G Preferred Stock or Series G Preferred Units, as well as costs associated with the redemption, totaled $513 and are reflected as a deduction from net income in determining earnings per share or earnings per Unit for the year ended December 31, 2014.
On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company's 7.25%, Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to the Operating Partnership in exchange for 7.25% Series J Cumulative Preferred Units (the "Series J Preferred Units") and are reflected in the Operating Partnerships' financial statements as a general partner preferred unit contribution. The Series J Preferred Stock was redeemable for cash at the Company's option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On December 21, 2012, the Company redeemed 2,000,000 Depositary Shares and an equivalent number of Series J Preferred Units were redeemed as well. The remaining 4,000,000 Depositary Shares of the Series J Preferred Stock were redeemed on April 11, 2013, at a redemption price of $25.00 per Depositary Share, and the Company paid a pro-rated second quarter dividend of $0.055382 per Depositary Share, totaling $221. An equivalent number of Series J Preferred Units were redeemed on April 11, 2013 as well. The remaining initial offering costs associated with the issuance of the Series J Preferred Stock/Units, as well as costs associated with the redemption, totaled $3,546 and are reflected as a deduction from net income in determining earnings per share or earnings per Unit for the year ended December 31, 2013.
On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company's 7.25%, Series K Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series K Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to the Operating Partnership in exchange for 7.25% Series K Cumulative Preferred Units (the "Series K Preferred Units") and are reflected in the Operating Partnerships' financial statements as a general partner preferred unit contribution. The Series K Preferred Stock was redeemable for cash at the Company's option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On July 18, 2013, the Company fully redeemed the Series K Preferred Stock at a redemption price of $25.00 per Depositary Share, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling $181. An equivalent number of Series K Preferred Units were redeemed on July 18, 2013 as well. The initial offering costs associated with the issuance of the Series K Preferred Stock or Series K Preferred Units, as well as costs associated with the redemption, totaled $2,121 and are reflected as a deduction from net income in determining earnings per share or earnings per Unit for the year ended December 31, 2013.

The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2015 and 2014, there were no preferred shares or general partner preferred Units outstanding.
Shares of Common Stock/Unit Contributions
For the years ended December 31, 2015, 2014 and 2013, 68,930, 222,676, and 105,028 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $673, $2,155 and $996, respectively, of noncontrolling interest to the Company’s stockholders’ equity.
During the year ended December 31, 2013, the Company issued 8,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds to the Company for the year ended December 31, 2013, were $132,050. The proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
On March 1, 2012, we entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "2012 ATM"). During the year ended December 31, 2013, the Company issued 2,315,704 shares of the Company’s common stock under the 2012 ATM resulting in net proceeds to the Company of $41,735. The proceeds were contributed to the Operating Partnership in exchange for an equivalent number of Units and are reflected in the Operating Partnership's financial statements as a general partner contribution. On March 12, 2014, the 2012 ATM was terminated in preparation for the commencement of the 2014 ATM (defined hereafter).
On March 13, 2014, we entered into distribution agreements with sales agents to sell up to 13,300,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2014 ATM"). During the years ended December 31, 2015 and 2014, the Company issued no shares of common stock under the 2014 ATM. Under the terms of the 2014 ATM, sales are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including unvested restricted shares/Units (see Note 10), for the three years ended December 31, 2015:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2012	98,767,913	103,470,254
Issuance of Common Stock/Units, Including Vesting of Restricted Stock Units	10,853,693	10,853,693
Issuance of Restricted Stock Shares/Units	284,461	284,461
Repurchase and Retirement of Restricted Stock Shares/Units	(30,245)	(30,245)
Conversion of Operating Partnership Units	105,028	—
Balance at December 31, 2013	109,980,850	114,578,163
Vesting of Restricted Stock Units	219,695	219,695
Issuance of Restricted Stock Shares/Units	319,055	319,055
Repurchase and Retirement of Restricted Stock Shares/Units	(141,410)	(141,410)
Conversion of Operating Partnership Units	222,676	—
Balance at December 31, 2014	110,600,866	114,975,503
Vesting of Restricted Stock Units	224,990	224,990
Issuance of Restricted Stock Shares/Units	234,360	234,360
Repurchase and Retirement of Restricted Stock Shares/Units	(101,921)	(101,921)
Conversion of Operating Partnership Units	68,930	—
Balance at December 31, 2015	111,027,225	115,332,932

Dividends/Distributions
The coupon rate of our Series F Preferred Stock/Units reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes dividends/distributions accrued during the past three years:

	2015 Total Dividend/ Distribution	2014 Total Dividend/ Distribution	2013 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$59,014	$47,263	$38,862
Series F Preferred Stock/Units (A)	N/A	$566	$2,896
Series G Preferred Stock/Units (A)	N/A	$453	$1,809
Series J Preferred Stock/Units (A)	N/A	N/A	$2,034
Series K Preferred Stock/Units (A)	N/A	N/A	$1,994
_______________

(A)
See the "Preferred Stock/Contributions" section for the redemptions and discussion of pro-rated dividends/distributions for all series of preferred stock/Units occurring during the years ended December 31, 2014 and 2013.

6. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company for the years ended December 31, 2015 and 2014:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2013	$(3,481)	$78	$138	$(3,265)
Other Comprehensive (Loss) Income Before Reclassifications	(16,270)	(93)	412	(15,951)
Amounts Reclassified from Accumulated Other Comprehensive Loss	5,349	—	—	5,349
Net Current Period Other Comprehensive (Loss) Income	(10,921)	(93)	412	(10,602)
Balance as of December 31, 2014	$(14,402)	$(15)	$550	$(13,867)
Other Comprehensive (Loss) Income Before Reclassifications	(14,684)	15	(174)	(14,843)
Amounts Reclassified from Accumulated Other Comprehensive Loss	19,043	—	—	19,043
Net Current Period Other Comprehensive Income (Loss)	4,359	15	(174)	4,200
Balance as of December 31, 2015	$(10,043)	$—	$376	$(9,667)

The following table summarizes the changes in accumulated other comprehensive loss by component for the Operating Partnership for the years ended December 31, 2015 and 2014:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013	$(3,481)	$119	$(3,362)
Other Comprehensive Loss Before Reclassifications	(16,270)	(93)	(16,363)
Amounts Reclassified from Accumulated Other Comprehensive Loss	5,349	—	5,349
Net Current Period Other Comprehensive Loss	(10,921)	(93)	(11,014)
Balance as of December 31, 2014	$(14,402)	$26	$(14,376)
Other Comprehensive Loss Before Reclassifications	(14,684)	(26)	(14,710)
Amounts Reclassified from Accumulated Other Comprehensive Loss	19,043	—	19,043
Net Current Period Other Comprehensive Income (Loss)	4,359	(26)	4,333
Balance as of December 31, 2015	$(10,043)	$—	$(10,043)
The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the years ended December 31, 2015, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreement (See Note 11)	$12,990	$—	$—	Settlement Loss and Mark-to-Market Gain on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	524	1,358	2,411	Interest Expense
Settlement Payments to our Counterparties	5,529	3,991	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	—	1,116	Loss from Retirement of Debt
	$19,043	$5,349	3,527	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $391 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 and 2015 Swaps, as defined in Note 11, will also be reclassified to net income. See Note 11 for more information about our derivatives.

7. Earnings Per Share and Earnings Per Unit (EPS/EPU)
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Income from Continuing Operations	$76,705	$23,182	$4,862
Noncontrolling Interest Allocable to Continuing Operations	(2,903)	(813)	396
Income from Continuing Operations Allocable to Participating Securities	(248)	(75)	—
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	73,554	22,294	5,258
Preferred Dividends	—	(1,019)	(8,733)
Redemption of Preferred Stock	—	(1,462)	(5,667)
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$73,554	$19,813	$(9,142)
Income from Discontinued Operations	$—	$27,823	$36,566
Noncontrolling Interest Allocable to Discontinued Operations	—	(1,082)	(1,517)
Income from Discontinued Operations Allocable to Participating Securities	—	(100)	(162)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$—	$26,641	$34,887
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$73,802	$46,629	$25,907
Net Income Allocable to Participating Securities	(248)	(175)	(162)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$73,554	$46,454	$25,745
Denominator (In Thousands):
Weighted Average Shares - Basic	110,352	109,922	106,995
Effect of Dilutive Securities:
LTIP Unit Awards	429	403	—
Weighted Average Shares - Diluted	110,781	110,325	106,995
Basic EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.67	$0.18	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.24	$0.33
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.67	$0.42	$0.24
Diluted EPS:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.66	$0.18	$(0.09)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$0.24	$0.33
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.66	$0.42	$0.24

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Income from Continuing Operations	$76,820	$23,434	$4,908
Noncontrolling Interest Allocable to Continuing Operations	(138)	(62)	(36)
Income from Continuing Operations Allocable to Participating Securities	(248)	(75)	—
Income from Continuing Operations Attributable to Unitholders	76,434	23,297	4,872
Preferred Unit Distributions	—	(1,019)	(8,733)
Redemption of Preferred Units	—	(1,462)	(5,667)
Income (Loss) from Continuing Operations Available to Unitholders	$76,434	$20,816	$(9,528)
Income from Discontinued Operations	$—	$27,823	$36,566
Noncontrolling Interest Allocable to Discontinued Operations	—	(10)	(5)
Income from Discontinued Operations Allocable to Participating Securities	—	(100)	(162)
Income from Discontinued Operations Attributable to Unitholders	$—	$27,713	$36,399
Net Income Available to Unitholders and Participating Securities	$76,682	$48,704	$27,033
Net Income Allocable to Participating Securities	(248)	(175)	(162)
Net Income Available to Unitholders	$76,434	$48,529	$26,871
Denominator (In Thousands):
Weighted Average Units - Basic	114,709	114,388	111,646
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards	429	403	—
Weighted Average Units - Diluted	115,138	114,791	111,646
Basic EPU:
Income (Loss) from Continuing Operations Available to Unitholders	$0.67	$0.18	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$—	$0.24	$0.33
Net Income Available to Unitholders	$0.67	$0.42	$0.24
Diluted EPU:
Income (Loss) from Continuing Operations Available to Unitholders	$0.66	$0.18	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$—	$0.24	$0.33
Net Income Available to Unitholders	$0.66	$0.42	$0.24
Participating securities include 387,947, 463,774 and 488,861 of unvested restricted stock or restricted Unit awards outstanding at December 31, 2015, 2014 and 2013, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income (after reduction for preferred dividends or general partner preferred Unit distributions and redemption of preferred stock or general partner preferred Units) or common distributions declared.

The number of weighted average shares or weighted average Units—diluted is the same as the number of weighted average shares or weighted average Units—basic for the year ended December 31, 2013, as the effect of restricted unit awards and LTIP Unit Awards (as defined in Note 10), which do not participate in non-forfeitable distributions of the Company or Operating Partnership, was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to common stockholders or Unitholders. The following table discloses the number of non-participating securities outstanding for the year ended December 31, 2013 that were excluded from the computation of diluted EPS and EPU:

Number of Awards Outstanding at December 31, 2013
Non-Participating Securities:
Restricted Unit Awards	73,400
LTIP Unit Awards	718,960
8. Income Taxes
The components of income tax (provision) benefit for the years ended December 31, 2015, 2014 and 2013 are comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$68	$(51)	$231
State	(297)	(196)	(264)
Deferred:
State	112	9	36
	$(117)	$(238)	$3
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Impairment of Real Estate	$2,484	$2,466
Foreign Net Operating Loss Carryforward	—	585
Valuation Allowance	(3,437)	(4,224)
Other	1,021	1,251
Total Deferred Tax Assets, Net of Allowance	$68	$78
Straight-line Rent	$(79)	$(90)
Other	(1)	(112)
Total Deferred Tax Liabilities	$(80)	$(202)
Total Net Deferred Tax Liabilities	$(12)	$(124)
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

The income tax (provision) benefit pertaining to income from continuing operations of the taxable REIT subsidiaries differs from the amounts computed by applying the applicable federal statutory rate as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Tax Benefit (Provision) at Federal Rate Related to Continuing Operations	$64	$(532)	$286
State Tax Provision, Net of Federal Benefit	(212)	(214)	(236)
Non-deductible Permanent Items, Net	10	1	21
IRS Audit Adjustment and Accrued Interest	—	—	58
Change in Valuation Allowance	787	1,133	(388)
Other	(766)	(626)	262
Net Income Tax (Provision) Benefit	$(117)	$(238)	$3
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2015, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2012 through 2015.
Federal Income Tax Treatment of Share Distributions
For income tax purposes, distributions paid to the Company's common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the years ended December 31, 2015, 2014 and 2013, the distributions per common share were classified as follows:

Common Stock	2015	As a Percentage of Distributions	2014	As a Percentage of Distributions	2013	As a Percentage of Distributions
Ordinary Income	$0.2629	67.93%	$0.4412	100.00%	$0.3088	100.00%
Unrecaptured Section 1250 Gain	0.1241	32.07%	—	0.00%	—	0.00%
	$0.3870	100.00%	$0.4412	100.00%	$0.3088	100.00%
For income tax purposes, distributions paid to the Company's preferred shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the year ended December 31, 2013, the preferred distributions per depositary share for the Series J and Series K Preferred Stock were classified as ordinary income of $0.5085 and $0.9969, respectively.
9. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2015 are approximately as follows:

2016	$271,032
2017	242,844
2018	201,970
2019	160,133
2020	125,735
Thereafter	369,030
Total	$1,370,744

10. Benefit Plans
Stock Based Compensation
The Company maintains a stock incentive plan (the “Stock Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors. Officers, certain employees and the Company's independent directors generally are eligible to participate in the Stock Incentive Plan. Awards made under the Stock Incentive Plan can be in the form of restricted stock awards, restricted stock unit awards, performance share awards, dividend equivalent rights, non-statutory stock options and stock appreciation rights. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2015, awards covering 3.0 million shares of common stock were available to be granted under the Stock Incentive Plan.
Restricted Stock/Units
For the years ended December 31, 2015, 2014 and 2013, the Company awarded 216,975, 299,805 and 284,461 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $4,708, $5,413 and $4,719 on the date of approval by either the Compensation Committee of the Board of Directors or the Company's stockholders of the Stock Incentive Plan, as the case may be. These restricted stock awards were issued based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the years ended December 31, 2015 and 2014, the Company awarded 17,385 and 19,250 shares, respectively, of restricted stock to non-employee members of the Board of Directors, which each had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued Units to the Company in the same amounts for these award issuances.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2015, 2014 and 2013, we recognized $1,352, $1,451 and $1,008, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our Chief Executive Officer and one other employee for which future service was not required.
LTIP Unit Awards
For the years ended December 31, 2015 and 2013, the Company granted 264,432 and 718,960 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards") to certain employees, which had a fair value of $2,531 and $5,411 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the LTIP Unit Awards granted during the year ended December 31, 2015 is calculated based on the performance period from January 1, 2015 through December 31, 2017. The TSR for half of the granted units during the year ended December 31, 2013 was calculated based upon the performance period from July 1, 2013 through June 30, 2014 and the TSR for the other half was calculated based upon the performance from July 1, 2013 through December 31, 2015. Compensation expense is charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement. The Operating Partnership issued Units to the Company in the same amounts for vested LTIP Unit Awards.

As mentioned above, the fair values of the LTIP Unit Awards at issuance were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2013
Expected dividend yield	1.99%	2.22%
Expected volatility - range used	20.43% - 21.99%	24.28% - 34.66%
Expected volatility - weighted average	21.34%	30.61%
Risk-free interest rate	0.10% - 1.16%	0.03% - 0.71%
Expected term	3 years	1 - 2.5 years
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
For the years ended December 31, 2015, 2014 and 2013, we recognized $7,177, $7,605 and $6,202, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards, of which $42, $41 and $43 was capitalized in connection with development activities. At December 31, 2015, we had $5,432 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.91 years.
Restricted stock or restricted Unit award and LTIP Unit Award transactions for the year ended December 31, 2015 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	816,718	$12.68
Issued	498,792	$15.21
Forfeited	(4,313)	$13.68
Vested	(661,222)	$11.87
Outstanding at December 31, 2015	649,975	$15.43
401(k)/Profit Sharing Plan
In September 1994, the Company's Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2015, 2014 and 2013, total expense recognized for the 401(k)/Profit Sharing Plan related to matching contributions was $471, $387 and $300, respectively.
11. Derivatives
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
In connection with the origination of the 2014 Unsecured Term Loan (see Note 4), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “2014 Swaps ”). The 2014 Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the 2014 Swaps as cash flow hedges.
In connection with the origination of the 2015 Unsecured Term Loan (see Note 4), during September 2015, we entered into six interest rate protection agreements, with an aggregate notional value of $260,000, to manage our exposure to changes in the one month LIBOR rate (the “2015 Swaps ”). The 2015 Swaps fix the LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022. We designated the 2015 Swaps as cash flow hedges.

In order to maintain our flexibility to pursue an offering of unsecured debt, during August 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Settled Swaps"). At origination, we designated the Settled Swaps as cash flow hedges but, during the three months ended March 31, 2015, the Settled Swaps were de-designated and the fair market value loss was reclassified to earnings from other comprehensive income since we determined the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective designation memos. During the year ended December 31, 2015, we made a settlement payment of $11,546 to our derivative counterparties, which is recognized as mark-to-market and settlement loss on interest rate protection agreements.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2015, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.
Our Series F Preferred Stock, which was redeemed during the year ended December 31, 2014, included a quarterly rate reset. In 2008, we had entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the "Series F Agreement"). Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to the Series F agreement were recorded in the statement of operations. The Series F Agreement matured on October 1, 2013 and for the year ended December 31, 2013, gains of $52 were recognized as mark-to-market gain on interest rate protection agreements.
The following table sets forth our financial liabilities related to the 2014 and 2015 Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets and are accounted for at fair value on a recurring basis as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
2014 Swaps	$(7,380)	—	$(7,380)	—
2015 Swaps	$(1,064)	—	$(1,064)	—
There was no ineffectiveness recorded on the 2014 and 2015 Swaps during the year ended December 31, 2015. See Note 6 for more information.
The estimated fair value of the 2014 and 2015 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the 2014 and 2015 Swaps fell within Level 2 of the fair value hierarchy.
12. Related Party Transactions
At December 31, 2015 and 2014, the Operating Partnership had receivable balances of $10,714 and $10,767, respectively, from a direct wholly-owned subsidiary of the Company.

13. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2015, we had outstanding letters of credit and performance bonds in the aggregate amount of $6,698.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2015, we had four industrial properties totaling approximately 1.4 million square feet of GLA under construction. The estimated total investment as of December 31, 2015 is approximately $78,700 (unaudited). Of this amount, approximately $59,700 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
Ground and Operating Lease Agreements
For the years ended December 31, 2015, 2014 and 2013, we recognized $1,281, $1,300 and $1,440, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2015 are as follows:

2016	$1,993
2017	1,929
2018	1,180
2019	534
2020	533
Thereafter	25,866
Total (A)	$32,035
________________

(A)	Minimum rental payments have not been reduced by minimum sublease rentals of $3,861 due in the future under non-cancelable subleases.
14. Subsequent Events
From January 1, 2016 to February 24, 2016, we acquired one industrial property and several land parcels for a purchase price of approximately $46,664, excluding costs incurred in conjunction with such acquisitions. We also assumed a $4,513 mortgage loan payable in conjunction with the acquisition of the property. During the same period, we sold two industrial properties for approximately $9,614.
Additionally, on January 15, 2016, we paid off and retired our 2016 Notes, at maturity, in the amount of $159,679.

15. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$89,942	$90,456	$92,157	$93,207
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$2,373	$14,012	$13,917	$43,500
Net Income Allocable to Participating Securities	(41)	(50)	(50)	(153)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,332	$13,962	$13,867	$43,347
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.13	$0.13	$0.39
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.13	$0.13	$0.39
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	110,310	110,348	110,356	110,392
Weighted Average Shares - Diluted	110,675	110,683	110,848	110,916

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$83,861	$84,044	$86,361	$90,333
Income from Continuing Operations, Net of Noncontrolling Interest	$3,868	$3,028	$7,938	$7,535
Income from Discontinued Operations, Net of Noncontrolling Interest	1,095	1,011	13,389	11,246
Net Income Attributable to First Industrial Realty Trust, Inc.	4,963	4,039	21,327	18,781
Preferred Dividends	(1,019)	—	—	—
Redemption of Preferred Stock	(1,462)	—	—	—
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	2,482	4,039	21,327	18,781
Income from Continuing Operations Allocable to Participating Securities	(18)	(32)	(33)	(32)
Income from Discontinued Operations Allocable to Participating Securities	(14)	(11)	(57)	(47)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,450	$3,996	$21,237	$18,702
Basic EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.03	$0.07	$0.07
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.01	$0.12	$0.10
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.04	$0.19	$0.17
Diluted EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.03	$0.07	$0.07
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.01	$0.01	$0.12	$0.10
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.04	$0.19	$0.17
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	109,676	109,815	110,072	110,118
Weighted Average Shares - Diluted	110,215	110,404	110,271	110,405

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$89,942	$90,456	$92,157	$93,207
Net Income Available to Unitholders and Participating Securities	$2,457	$14,644	$14,438	$45,143
Net Income Allocable to Participating Securities	(41)	(50)	(50)	(153)
Net Income Available to Unitholders	$2,416	$14,594	$14,388	$44,990
Basic EPU:
Net Income Available to Unitholders	$0.02	$0.13	$0.13	$0.39
Diluted EPU:
Net Income Available to Unitholders	$0.02	$0.13	$0.12	$0.39
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	114,681	114,712	114,720	114,722
Weighted Average Units - Diluted	115,046	115,047	115,212	115,246

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$83,861	$84,044	$86,361	$90,333
Income from Continuing Operations, Net of Noncontrolling Interest	$3,938	$3,176	$8,294	$7,964
Income from Discontinued Operations, Net of Noncontrolling Interest	1,140	1,051	13,924	11,698
Net Income Attributable to Unitholders	5,078	4,227	22,218	19,662
Preferred Unit Distributions	(1,019)	—	—	—
Redemption of Preferred Units	(1,462)	—	—	—
Net Income Available to Unitholders and Participating Securities	2,597	4,227	22,218	19,662
Income from Continuing Operations Allocable to Participating Securities	(17)	(32)	(33)	(32)
Income from Discontinued Operations Allocable to Participating Securities	(14)	(11)	(57)	(47)
Net Income Available to Unitholders	$2,566	$4,184	$22,128	$19,583
Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.01	$0.03	$0.07	$0.07
Income from Discontinued Operations Attributable to Unitholders	$0.01	$0.01	$0.12	$0.10
Net Income Available to Unitholders	$0.02	$0.04	$0.19	$0.17
Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.01	$0.03	$0.07	$0.07
Income from Discontinued Operations Attributable to Unitholders	$0.01	$0.01	$0.12	$0.10
Net Income Available to Unitholders	$0.02	$0.04	$0.19	$0.17
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	114,245	114,278	114,512	114,512
Weighted Average Units - Diluted	114,784	114,867	114,711	114,799

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/15				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2015
			(In thousands)
Atlanta
1650 Highway 155		McDonough, GA	—	788	4,544	(425)	365	4,542	4,907	2,790	1994	(j)
1665 Dogwood		Conyers, GA	—	635	3,662	978	635	4,640	5,275	2,392	1994	(j)
1715 Dogwood		Conyers, GA	—	288	1,675	824	228	2,559	2,787	1,098	1994	(j)
11235 Harland Drive		Covington, GA	—	125	739	218	125	957	1,082	472	1994	(j)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	1,472	726	5,602	6,328	2,511	1994	(j)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,752	828	6,134	6,962	3,110	1994	(j)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	1,873	1,157	7,646	8,803	3,623	1994	(j)
5570 Tulane Drive	(d)	Atlanta, GA	2,240	527	2,984	1,345	546	4,310	4,856	1,840	1996	(j)
955 Cobb Place		Kennesaw, GA	2,828	780	4,420	930	804	5,326	6,130	2,272	1997	(j)
1005 Sigman Road		Conyers, GA	1,909	566	3,134	439	574	3,565	4,139	1,414	1999	(j)
2050 East Park Drive		Conyers, GA	—	452	2,504	472	459	2,969	3,428	1,095	1999	(j)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	3,010	1,604	15,470	17,074	4,444	2003	(j)
Greenwood Industrial Park		McDonough, GA	4,235	1,550	—	7,632	1,550	7,632	9,182	2,163	2004	(j)
46 Kent Drive		Cartersville GA	—	794	2,252	85	798	2,333	3,131	855	2005	(j)
605 Stonehill Drive		Atlanta, GA	—	485	1,979	(16)	490	1,958	2,448	1,817	2005	(j)
5095 Phillip Lee Drive		Atlanta, GA	3,821	735	3,627	493	740	4,115	4,855	2,632	2005	(j)
6514 Warren Drive		Norcross, GA	—	510	1,250	103	513	1,350	1,863	445	2005	(j)
6544 Warren Drive		Norcross, GA	—	711	2,310	243	715	2,549	3,264	965	2005	(j)
5356 E. Ponce De Leon		Stone Mountain, GA	—	604	3,888	128	610	4,010	4,620	2,058	2005	(j)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	199	402	1,985	2,387	823	2005	(j)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	539	989	6,304	7,293	3,583	2005	(j)
1755 Enterprise Drive		Buford, GA	1,201	712	2,118	(227)	716	1,887	2,603	668	2006	(j)
4555 Atwater Court		Buford, GA	2,150	881	3,550	231	885	3,777	4,662	1,198	2006	(j)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,244)	467	2,740	3,207	1,027	2007	(j)
596 Bonnie Valentine		Pendergrass, GA	—	2,580	21,730	3,711	2,594	25,427	28,021	6,990	2007	(j)
11415 Old Roswell Road		Alpharetta, GA	3,135	2,403	1,912	610	2,428	2,497	4,925	995	2008	(j)
Baltimore
9700 Martin Luther King Hwy		Lanham, MD	—	700	1,920	472	700	2,392	3,092	885	2003	(j)
9730 Martin Luther King Hwy		Lanham, MD	—	500	955	422	500	1,377	1,877	544	2003	(j)
4621 Boston Way		Lanham, MD	—	1,100	3,070	860	1,100	3,930	5,030	1,491	2003	(j)
4720 Boston Way		Lanham, MD	—	1,200	2,174	771	1,200	2,945	4,145	1,159	2003	(j)
22520 Randolph Drive		Dulles, VA	—	3,200	8,187	(172)	3,208	8,007	11,215	1,854	2004	(j)

22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(820)	2,206	8,520	10,726	2,194	2004	(j)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	15	375	1,819	2,194	479	2005	(j)
4370-4383 Lottsford Vista Road	Lanham, MD	—	279	1,358	95	296	1,436	1,732	385	2005	(j)
4400 Lottsford Vista Road	Lanham, MD	—	351	1,955	241	372	2,175	2,547	684	2005	(j)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	26	568	2,193	2,761	653	2005	(j)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	170	1,038	3,281	4,319	1,331	2005	(j)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	281	938	2,790	3,728	1,152	2005	(j)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	166	919	1,603	2,522	657	2005	(j)
10709 Gilroy Road	Hunt Valley, MD	1,982	913	2,705	(143)	913	2,562	3,475	1,314	2005	(j)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	502	1,136	4,296	5,432	1,715	2005	(j)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(241)	1,690	1,868	3,558	803	2005	(j)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,057	2,823	14,144	16,967	3,866	2008	(j)
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	9	3,411	17,153	20,564	171	2015	(j)
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	—	5,959	30,533	36,492	302	2015	(j)
Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	1,061	31	994	613	200	1,438	1,638	1,239	1994	(j)
401 Russell Drive	Middletown, PA	—	262	857	1,705	287	2,537	2,824	1,990	1994	(j)
2700 Commerce Drive	Middletown, PA	—	196	997	935	206	1,922	2,128	1,507	1994	(j)
2701 Commerce Drive	Middletown, PA	1,505	141	859	1,321	164	2,157	2,321	1,473	1994	(j)
2780 Commerce Drive	Middletown, PA	1,287	113	743	1,130	209	1,777	1,986	1,409	1994	(j)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	7,043	541	9,902	10,443	4,362	1997	(j)
16522 Hunters Green Parkway	Hagerstown, MD	12,441	1,390	13,104	4,237	1,863	16,868	18,731	4,549	2003	(j)
18212 Shawley Drive	Hagerstown, MD	5,282	1,000	5,847	1,301	1,016	7,132	8,148	1,886	2004	(j)
37 Valley View Drive	Jessup, PA	2,318	542	—	3,033	532	3,043	3,575	829	2004	(j)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	3,262	1,328	7,562	8,890	3,579	2005	(j)
431 Railroad Avenue	Shiremanstown, PA	6,631	1,293	7,164	1,960	1,341	9,076	10,417	3,952	2005	(j)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	336	601	3,496	4,097	1,355	2005	(j)
320 Reliance Road	Washington, PA	—	201	1,819	(348)	178	1,494	1,672	741	2005	(j)
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	(64)	387	2,274	2,661	817	2006	(j)
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	64	443	1,644	2,087	689	2006	(j)
1490 Dennison Circle	Carlisle, PA	—	1,500	—	14,185	2,341	13,344	15,685	3,398	2008	(j)
298 First Avenue	Covington Twp, PA	—	7,022	—	57,272	7,019	57,275	64,294	10,584	2008	(j)
225 Cross Farm Lane	York, PA	18,075	4,718	—	23,163	4,715	23,166	27,881	4,783	2008	(j)
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	1	4,070	14,480	18,550	2,284	2012	(j)
20 Leo Lane	York County, PA	—	6,884	—	26,647	6,889	26,642	33,531	1,366	2013	(j)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	799	521	3,781	4,302	1,851	1994	(j)
1385 101st Street	Lemont, IL	3,813	967	5,554	1,745	968	7,298	8,266	3,604	1994	(j)
585 Slawin Court	Mount Prospect, IL	—	611	3,505	(50)	525	3,541	4,066	1,713	1994	(j)
2300 Windsor Court	Addison, IL	3,689	688	3,943	1,060	696	4,995	5,691	2,698	1994	(j)
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,315	205	2,464	2,669	936	1994	(j)
365 North Avenue	Carol Stream, IL	5,620	1,042	6,882	1,244	1,073	8,095	9,168	4,081	1994	(j)
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,426	2000	(j)

580 Slawin Court	Mount Prospect, IL	774	233	1,292	(37)	162	1,326	1,488	597	2000	(j)
1005 101st Street	Lemont, IL	5,358	1,200	6,643	1,550	1,220	8,173	9,393	2,953	2001	(j)
175 Wall Street	Glendale Heights, IL	1,363	427	2,363	165	433	2,522	2,955	940	2002	(j)
800-820 Thorndale Avenue	Bensenville, IL	—	751	4,159	785	761	4,934	5,695	1,522	2002	(j)
251 Airport Road	North Aurora, IL	4,816	983	—	6,873	983	6,873	7,856	2,431	2002	(j)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	3,346	1,044	8,742	9,786	3,389	2004	(j)
400 Crossroads Pkwy	Bolingbrook, IL	5,356	1,178	9,453	928	1,181	10,378	11,559	3,419	2005	(j)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	131	1,213	2,468	3,681	1,171	2005	(j)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	896	1,220	3,911	5,131	1,384	2005	(j)
825 E. 26th Street	LaGrange, IL	—	1,547	2,078	2,378	1,617	4,386	6,003	2,331	2005	(j)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	223	801	1,610	2,411	658	2005	(j)
17001 S. Vincennes	Thornton, IL	—	497	504	3	513	491	1,004	380	2005	(j)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(881)	1,134	3,410	4,544	924	2007	(j)
555 W. Algonquin Road	Arlington Heights, IL	2,005	574	741	1,936	579	2,672	3,251	799	2007	(j)
1501 Oakton Street	Elk Grove Village, IL	6,240	3,369	6,121	434	3,482	6,442	9,924	1,802	2008	(j)
16500 W. 103rd Street	Woodridge, IL	2,493	744	2,458	379	762	2,819	3,581	1,018	2008	(j)
8505 50th Street	Kenosha, WI	—	3,212	—	32,956	3,212	32,956	36,168	5,909	2008	(j)
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	818	4,476	16,879	21,355	1,865	2013	(j)
10100 58th Place	Kenosha, WI	—	4,201	17,604	1,446	4,201	19,050	23,251	2,593	2013	(j)
401 Airport Road	North Aurora, IL	—	534	1,957	—	534	1,957	2,491	135	2014	(j)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	—	545	3,088	1,874	566	4,941	5,507	2,275	1996	(j)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,373	1,109	7,462	8,571	3,482	1996	(j)
4436 Muhlhauser Road	Hamilton, OH	3,843	630	—	5,299	630	5,299	5,929	1,711	2002	(j)
4438 Muhlhauser Road	Hamilton, OH	4,635	779	—	6,503	779	6,503	7,282	2,251	2002	(j)
420 Wards Corner Road	Loveland, OH	—	600	1,083	777	606	1,854	2,460	664	2003	(j)
422 Wards Corner Road	Loveland, OH	—	600	1,811	187	592	2,006	2,598	654	2003	(j)
4663 Dues Drive	Westchester, OH	—	858	2,273	626	875	2,882	3,757	2,515	2005	(j)
9345 Princeton-Glendale Road	Westchester, OH	1,371	818	1,648	380	840	2,006	2,846	1,243	2006	(j)
9525 Glades Drive	Westchester, OH	—	347	1,323	(27)	355	1,288	1,643	469	2007	(j)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	119	394	1,861	2,255	665	2007	(j)
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	137	397	2,676	3,073	716	2007	(j)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	130	508	3,276	3,784	843	2007	(j)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	126	548	3,163	3,711	900	2007	(j)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	788	627	4,787	5,414	1,779	2007	(j)
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	8,229	681	11,838	905	691	12,733	13,424	4,336	2006	(j)
30333 Emerald Valley Parkway	Glenwillow, OH	3,984	466	5,447	54	475	5,492	5,967	2,109	2006	(j)
7800 Cochran Road	Glenwillow, OH	3,804	972	7,033	243	991	7,257	8,248	2,419	2006	(j)
7900 Cochran Road	Glenwillow, OH	4,544	775	6,244	284	792	6,511	7,303	2,164	2006	(j)
7905 Cochran Road	Glenwillow, OH	4,468	920	6,174	738	922	6,910	7,832	2,535	2006	(j)
30600 Carter Street	Solon, OH	—	989	3,042	930	1,022	3,939	4,961	2,846	2006	(j)
8181 Darrow Road	Twinsburg, OH	7,332	2,478	6,791	2,040	2,496	8,813	11,309	3,899	2008	(j)

Dallas
2406-2416 Walnut Ridge		Dallas, TX	—	178	1,006	573	172	1,585	1,757	601	1997	(j)
2401-2419 Walnut Ridge		Dallas, TX	—	148	839	416	142	1,261	1,403	485	1997	(j)
900-906 Great Southwest Pkwy		Arlington, TX	—	237	1,342	625	270	1,934	2,204	895	1997	(j)
3000 West Commerce		Dallas, TX	—	456	2,584	1,303	469	3,874	4,343	1,656	1997	(j)
3030 Hansboro		Dallas, TX	—	266	1,510	(664)	87	1,025	1,112	657	1997	(j)
405-407 113th		Arlington, TX	—	181	1,026	528	185	1,550	1,735	681	1997	(j)
816 111th Street		Arlington, TX	800	251	1,421	131	258	1,545	1,803	674	1997	(j)
7427 Dogwood Park		Richland Hills, TX	—	96	532	316	102	842	944	324	1998	(j)
7348-54 Tower Street		Richland Hills, TX	—	88	489	213	94	696	790	290	1998	(j)
7339-41 Tower Street		Richland Hills, TX	—	98	541	180	104	715	819	287	1998	(j)
7437-45 Tower Street		Richland Hills, TX	—	102	563	291	108	848	956	331	1998	(j)
7331-59 Airport Freeway		Richland Hills, TX	1,871	354	1,958	573	372	2,513	2,885	988	1998	(j)
7338-60 Dogwood Park		Richland Hills, TX	—	106	587	240	112	821	933	310	1998	(j)
7450-70 Dogwood Park		Richland Hills, TX	—	106	584	156	112	734	846	289	1998	(j)
7423-49 Airport Freeway		Richland Hills, TX	1,547	293	1,621	472	308	2,078	2,386	812	1998	(j)
7400 Whitehall Street		Richland Hills, TX	—	109	603	95	115	692	807	284	1998	(j)
1602-1654 Terre Colony		Dallas, TX	1,733	458	2,596	849	468	3,435	3,903	1,253	2000	(j)
2351-2355 Merritt Drive		Garland, TX	—	101	574	105	93	687	780	268	2000	(j)
2220 Merritt Drive		Garland, TX	—	352	1,993	266	316	2,295	2,611	721	2000	(j)
2010 Merritt Drive		Garland, TX	—	350	1,981	54	318	2,067	2,385	720	2000	(j)
2363 Merritt Drive		Garland, TX	—	73	412	(7)	48	430	478	175	2000	(j)
2447 Merritt Drive		Garland, TX	—	70	395	(164)	25	276	301	168	2000	(j)
2465-2475 Merritt Drive		Garland, TX	—	91	514	16	73	548	621	221	2000	(j)
2485-2505 Merritt Drive		Garland, TX	—	431	2,440	684	440	3,115	3,555	1,209	2000	(j)
2110 Hutton Drive		Carrolton, TX	—	374	2,117	120	255	2,356	2,611	969	2001	(j)
2025 McKenzie Drive		Carrolton, TX	1,495	437	2,478	452	442	2,925	3,367	968	2001	(j)
2019 McKenzie Drive		Carrolton, TX	1,654	502	2,843	380	507	3,218	3,725	1,216	2001	(j)
2029-2035 McKenzie Drive		Carrolton, TX	1,535	306	1,870	236	306	2,106	2,412	807	2001	(j)
2015 McKenzie Drive		Carrolton, TX	2,360	510	2,891	450	516	3,335	3,851	1,194	2001	(j)
2009 McKenzie Drive		Carrolton, TX	2,284	476	2,699	551	481	3,245	3,726	1,240	2001	(j)
900-1100 Avenue S		Grand Prairie, TX	2,277	623	3,528	978	629	4,500	5,129	1,389	2002	(j)
Plano Crossing	(f)	Plano, TX	8,665	1,961	11,112	1,062	1,981	12,154	14,135	4,060	2002	(j)
7413A-C Dogwood Park		Richland Hills, TX	—	110	623	245	111	867	978	303	2002	(j)
7450 Tower Street		Richland Hills, TX	—	36	204	112	36	316	352	123	2002	(j)
7436 Tower Street		Richland Hills, TX	—	57	324	196	58	519	577	203	2002	(j)
7426 Tower Street		Richland Hills, TX	—	76	429	186	76	615	691	180	2002	(j)
7427-7429 Tower Street		Richland Hills, TX	—	75	427	163	76	589	665	250	2002	(j)
2840-2842 Handley Ederville Road		Richland Hills, TX	—	112	635	58	113	692	805	225	2002	(j)
7451-7477 Airport Freeway		Richland Hills, TX	1,392	256	1,453	439	259	1,889	2,148	636	2002	(j)
7450 Whitehall Street		Richland Hills, TX	—	104	591	339	105	929	1,034	277	2002	(j)
3000 Wesley Way		Richland Hills, TX	—	208	1,181	18	211	1,196	1,407	397	2002	(j)
7451 Dogwood Park		Richland Hills, TX	681	133	753	184	134	936	1,070	293	2002	(j)

825-827 Avenue H	(d)	Arlington, TX	2,108	600	3,006	89	604	3,091	3,695	1,355	2004	(j)
1013-31 Avenue M		Grand Prairie, TX	—	300	1,504	263	302	1,765	2,067	638	2004	(j)
1172-84 113th Street	(d)	Grand Prairie, TX	1,884	700	3,509	34	704	3,539	4,243	1,093	2004	(j)
1200-16 Avenue H	(d)	Arlington, TX	1,685	600	2,846	348	604	3,190	3,794	1,044	2004	(j)
1322-66 W. North Carrier Parkway	(e)	Grand Prairie, TX	4,004	1,000	5,012	1,007	1,006	6,013	7,019	2,035	2004	(j)
2401-2407 Centennial Drive		Arlington, TX	2,048	600	2,534	(2)	604	2,528	3,132	1,098	2004	(j)
3111 West Commerce Street		Dallas, TX	3,487	1,000	3,364	1,749	1,011	5,102	6,113	1,668	2004	(j)
13800 Senlac Drive		Farmers Branch, TX	2,728	823	4,042	(83)	825	3,957	4,782	1,471	2005	(j)
801-831 S Great Southwest Pkwy	(g)	Grand Prairie, TX	—	2,581	16,556	147	2,586	16,698	19,284	8,597	2005	(j)
801 Heinz Way		Grand Prairie, TX	2,749	599	3,327	315	601	3,640	4,241	1,510	2005	(j)
901-937 Heinz Way		Grand Prairie, TX	2,139	493	2,758	48	481	2,818	3,299	1,233	2005	(j)
3301 Century Circle		Irving, TX	2,045	760	3,856	(10)	771	3,835	4,606	988	2007	(j)
3901 W Miller Road		Garland, TX	—	1,912	—	15,493	1,947	15,458	17,405	3,591	2008	(j)
1251 North Cockrell Hill Road		Dallas, TX	—	2,064	—	13,463	1,072	14,455	15,527	260	2015	(j)
1171 North Cockrell Hill Road		Dallas, TX	—	1,215	—	9,541	632	10,124	10,756	146	2015	(j)
3996 Scientific Drive		Arlington, TX	—	1,301	—	7,344	1,349	7,296	8,645	82	2015	(j)
750 Gateway Blvd		Coppell, TX	—	1,452	4,679	—	1,452	4,679	6,131	41	2015	(j)
Denver
4785 Elati		Denver, CO	—	173	981	202	175	1,181	1,356	517	1997	(j)
4770 Fox Street		Denver, CO	—	132	750	263	134	1,011	1,145	398	1997	(j)
3851-3871 Revere		Denver, CO	1,279	361	2,047	473	368	2,513	2,881	1,063	1997	(j)
4570 Ivy Street		Denver, CO	—	219	1,239	279	220	1,517	1,737	716	1997	(j)
5855 Stapleton Drive North		Denver, CO	—	288	1,630	250	290	1,878	2,168	848	1997	(j)
5885 Stapleton Drive North		Denver, CO	—	376	2,129	324	380	2,449	2,829	1,069	1997	(j)
5977 North Broadway		Denver, CO	1,521	268	1,518	561	271	2,076	2,347	857	1997	(j)
5952-5978 North Broadway		Denver, CO	2,264	414	2,346	732	422	3,070	3,492	1,346	1997	(j)
4721 Ironton Street		Denver, CO	—	232	1,313	317	236	1,626	1,862	703	1997	(j)
7003 E 47th Ave Drive		Denver, CO	—	441	2,689	27	441	2,716	3,157	1,233	1997	(j)
9500 West 49th Street - A		Wheatridge, CO	1,247	283	1,625	126	287	1,747	2,034	831	1997	(j)
9500 West 49th Street - B		Wheatridge, CO	1,043	225	1,272	205	227	1,475	1,702	653	1997	(j)
9500 West 49th Street - C		Wheatridge, CO	2,591	600	3,409	217	601	3,625	4,226	1,580	1997	(j)
9500 West 49th Street - D		Wheatridge, CO	1,349	246	1,537	417	247	1,953	2,200	939	1997	(j)
451-591 East 124th Avenue		Thornton, CO	—	383	2,145	498	383	2,643	3,026	1,194	1997	(j)
15000 West 6th Avenue		Golden, CO	—	913	5,174	848	918	6,017	6,935	2,765	1997	(j)
14998 West 6th Avenue Bldg E		Golden, CO	—	565	3,199	429	570	3,623	4,193	1,610	1997	(j)
14998 West 6th Avenue Bldg F		Golden, CO	—	269	1,525	101	273	1,622	1,895	746	1997	(j)
6547 South Racine Circle		Centennial, CO	2,717	739	4,241	241	739	4,482	5,221	1,998	1997	(j)
11701 East 53rd Avenue		Denver, CO	—	416	2,355	434	422	2,783	3,205	1,252	1997	(j)
5401 Oswego		Denver, CO	—	273	1,547	343	278	1,885	2,163	878	1997	(j)
14818 West 6th Avenue Bldg A		Golden, CO	—	468	2,799	287	468	3,086	3,554	1,372	1997	(j)
14828 West 6th Avenue Bldg B		Golden, CO	—	503	2,942	378	503	3,320	3,823	1,464	1997	(j)
445 Bryant Street		Denver, CO	6,684	1,829	10,219	3,007	1,829	13,226	15,055	5,803	1998	(j)
3811 Joliet		Denver, CO	—	735	4,166	558	752	4,707	5,459	2,049	1998	(j)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/15				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2015
12055 E 49th Ave/4955 Peoria		Denver, CO	—	298	1,688	535	305	2,216	2,521	981	1998	(j)
4940-4950 Paris		Denver, CO	—	152	861	285	156	1,142	1,298	511	1998	(j)
4970 Paris		Denver, CO	—	95	537	101	97	636	733	272	1998	(j)
7367 South Revere Parkway		Centennial, CO	3,062	926	5,124	846	934	5,962	6,896	2,574	1998	(j)
8200 East Park Meadows Drive	(d)	Lone Tree, CO	5,590	1,297	7,348	1,155	1,304	8,496	9,800	3,282	2000	(j)
3250 Quentin Street	(d)	Aurora, CO	5,104	1,220	6,911	817	1,230	7,718	8,948	2,933	2000	(j)
Highpoint Bus Ctr B		Littleton, CO	—	739	—	3,310	781	3,268	4,049	1,087	2000	(j)
1130 W. 124th Avenue		Westminster, CO	—	441	—	3,225	441	3,225	3,666	1,164	2000	(j)
1070 W. 124th Avenue		Westminster, CO	—	374	—	2,711	374	2,711	3,085	975	2000	(j)
1020 W. 124th Avenue		Westminster, CO	—	374	—	2,799	374	2,799	3,173	1,049	2000	(j)
8810 W. 116th Circle		Broomfield, CO	—	312	—	1,645	370	1,587	1,957	507	2001	(j)
960 W. 124th Avenue		Westminster, CO	—	441	—	3,508	442	3,507	3,949	1,336	2001	(j)
8820 W. 116th Circle		Broomfield, CO	—	338	1,918	386	372	2,270	2,642	732	2003	(j)
8835 W. 116th Circle		Broomfield, CO	—	1,151	6,523	1,182	1,304	7,552	8,856	2,487	2003	(j)
18150 E. 32nd Place		Aurora, CO	1,744	563	3,188	177	572	3,356	3,928	1,162	2004	(j)
3400 Fraser Street		Aurora, CO	2,117	616	3,593	(142)	620	3,447	4,067	1,120	2005	(j)
7005 E. 46th Avenue Drive		Denver, CO	1,337	512	2,025	32	517	2,052	2,569	757	2005	(j)
4001 Salazar Way		Frederick, CO	—	1,271	6,508	(773)	1,276	5,730	7,006	1,511	2006	(j)
5909-5915 N. Broadway		Denver, CO	854	495	1,268	107	500	1,370	1,870	639	2006	(j)
Detroit
47461 Clipper		Plymouth Township, MI	—	122	723	54	122	777	899	431	1994	(j)
449 Executive Drive		Troy, MI	—	125	425	1,066	218	1,398	1,616	1,293	1994	(j)
501 Executive Drive		Troy, MI	—	71	236	678	129	856	985	692	1994	(j)
451 Robbins Drive		Troy, MI	—	96	448	934	192	1,286	1,478	1,103	1994	(j)
1416 Meijer Drive		Troy, MI	—	94	394	399	121	766	887	708	1994	(j)
1624 Meijer Drive		Troy, MI	—	236	1,406	1,093	373	2,362	2,735	2,123	1994	(j)
1972 Meijer Drive		Troy, MI	—	315	1,301	787	372	2,031	2,403	1,623	1994	(j)
1707 Northwood Drive		Troy, MI	—	95	262	1,724	239	1,842	2,081	1,532	1994	(j)
1788 Northwood Drive		Troy, MI	—	50	196	483	103	626	729	569	1994	(j)
1826 Northwood Drive		Troy, MI	—	55	208	472	103	632	735	559	1994	(j)
1864 Northwood Drive		Troy, MI	—	57	190	489	107	629	736	575	1994	(j)
2451 Elliott Avenue		Troy, MI	—	78	319	733	164	966	1,130	798	1994	(j)
2730 Research Drive		Rochester Hills, MI	—	903	4,215	829	903	5,044	5,947	4,246	1994	(j)
2791 Research Drive		Rochester Hills, MI	—	557	2,731	1,018	560	3,746	4,306	2,722	1994	(j)

2871 Research Drive		Rochester Hills, MI	—	324	1,487	403	327	1,887	2,214	1,449	1994	(j)
3011 Research Drive		Rochester Hills, MI	—	457	2,104	492	457	2,596	3,053	2,178	1994	(j)
2870 Technology Drive		Rochester Hills, MI	—	275	1,262	356	279	1,614	1,893	1,331	1994	(j)
2900 Technology Drive		Rochester Hills, MI	—	214	977	513	219	1,485	1,704	1,011	1994	(j)
2930 Technology Drive		Rochester Hills, MI	—	131	594	435	138	1,022	1,160	731	1994	(j)
2950 Technology Drive		Rochester Hills, MI	—	178	819	368	185	1,180	1,365	848	1994	(j)
23014 Commerce Drive		Farmington Hills, MI	—	39	203	189	56	375	431	337	1994	(j)
23028 Commerce Drive		Farmington Hills, MI	—	98	507	278	125	758	883	709	1994	(j)
23035 Commerce Drive		Farmington Hills, MI	—	71	355	237	93	570	663	531	1994	(j)
23042 Commerce Drive		Farmington Hills, MI	—	67	277	273	89	528	617	501	1994	(j)
23065 Commerce Drive		Farmington Hills, MI	—	71	408	338	93	724	817	620	1994	(j)
23079 Commerce Drive		Farmington Hills, MI	—	68	301	330	79	620	699	537	1994	(j)
23093 Commerce Drive		Farmington Hills, MI	—	211	1,024	1,337	295	2,277	2,572	1,808	1994	(j)
23135 Commerce Drive		Farmington Hills, MI	—	146	701	310	158	999	1,157	861	1994	(j)
23163 Commerce Drive		Farmington Hills, MI	—	111	513	396	138	882	1,020	734	1994	(j)
23177 Commerce Drive		Farmington Hills, MI	—	175	1,007	677	254	1,605	1,859	1,344	1994	(j)
23206 Commerce Drive		Farmington Hills, MI	—	125	531	367	137	886	1,023	763	1994	(j)
23370 Commerce Drive		Farmington Hills, MI	—	59	233	209	66	435	501	375	1994	(j)
1451 East Lincoln Avenue		Madison Heights, MI	—	299	1,703	(179)	148	1,675	1,823	907	1995	(j)
4400 Purks Drive		Auburn Hills, MI	—	602	3,410	3,305	612	6,705	7,317	3,225	1995	(j)
32450 N Avis Drive		Madison Heights, MI	—	281	1,590	342	286	1,927	2,213	914	1996	(j)
12707 Eckles Road		Plymouth Township, MI	—	255	1,445	220	267	1,653	1,920	770	1996	(j)
32975 Capitol Avenue		Livonia, MI	—	135	748	(166)	77	640	717	334	1998	(j)
32920 Capitol Avenue		Livonia, MI	—	76	422	(62)	27	409	436	237	1998	(j)
11923 Brookfield Avenue		Livonia, MI	—	120	665	(321)	32	432	464	280	1998	(j)
450 Robbins Drive		Troy, MI	—	166	920	219	178	1,127	1,305	486	1998	(j)
12886 Westmore Avenue		Livonia, MI	—	190	1,050	(351)	86	803	889	460	1998	(j)
47711 Clipper Street		Plymouth Township, MI	—	539	2,983	460	575	3,407	3,982	1,425	1998	(j)
32975 Industrial Road		Livonia, MI	—	160	887	(175)	92	780	872	401	1998	(j)
32995 Industrial Road		Livonia, MI	—	160	887	(414)	53	580	633	364	1998	(j)
12874 Westmore Avenue		Livonia, MI	—	137	761	(302)	58	538	596	311	1998	(j)
1775 Bellingham		Troy, MI	—	344	1,902	329	367	2,208	2,575	951	1998	(j)
1785 East Maple		Troy, MI	—	92	507	200	98	701	799	278	1998	(j)
980 Chicago		Troy, MI	—	206	1,141	333	220	1,460	1,680	579	1998	(j)
1885 Enterprise Drive		Rochester Hills, MI	—	209	1,158	589	223	1,733	1,956	656	1998	(j)
1935-55 Enterprise Drive		Rochester Hills, MI	—	1,285	7,144	1,258	1,371	8,316	9,687	3,451	1998	(j)
5500 Enterprise Court		Warren, MI	—	675	3,737	750	721	4,441	5,162	1,867	1998	(j)
750 Chicago Road		Troy, MI	—	323	1,790	392	345	2,160	2,505	936	1998	(j)
800 Chicago Road		Troy, MI	—	283	1,567	380	302	1,928	2,230	812	1998	(j)
850 Chicago Road		Troy, MI	—	183	1,016	218	196	1,221	1,417	524	1998	(j)
1100 East Mandoline Road		Madison Heights, MI	—	888	4,915	(1,243)	332	4,228	4,560	2,545	1998	(j)
1080, 1120, 1180 John Papalas Drive	(e)	Lincoln Park, MI	—	366	3,241	627	297	3,937	4,234	2,080	1998	(j)
4872 S. Lapeer Road		Lake Orion Twsp, MI	—	1,342	5,441	1,214	1,412	6,585	7,997	2,869	1999	(j)

1400 Allen Drive		Troy, MI	—	209	1,154	380	212	1,531	1,743	500	2000	(j)
1408 Allen Drive		Troy, MI	—	151	834	121	153	953	1,106	347	2000	(j)
32505 Industrial Drive		Madison Heights, MI	—	345	1,910	107	351	2,011	2,362	745	2000	(j)
1799-1855 Northfield Drive	(d)	Rochester Hills, MI	—	481	2,665	364	490	3,020	3,510	1,153	2000	(j)
28435 Automation Blvd		Wixom, MI	—	621	—	3,664	628	3,657	4,285	1,011	2004	(j)
32200 North Avis Drive		Madison Heights, MI	—	503	3,367	(1,591)	195	2,084	2,279	753	2005	(j)
100 Kay Industrial Drive		Orion Township, MI	—	677	2,018	177	685	2,187	2,872	987	2005	(j)
11800 Sears Drive		Livonia, MI	—	693	1,507	1,212	476	2,936	3,412	1,591	2005	(j)
1099 Chicago Road		Troy, MI	—	1,277	1,332	(1,134)	303	1,172	1,475	506	2005	(j)
42555 Merrill Road		Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	2,223	2006	(j)
200 Northpointe Drive		Orion Township, MI	—	723	2,063	36	734	2,088	2,822	989	2006	(j)
Houston
3351 Rauch Street		Houston, TX	—	272	1,541	560	278	2,095	2,373	819	1997	(j)
3801-3851 Yale Street		Houston, TX	2,360	413	2,343	952	425	3,283	3,708	1,236	1997	(j)
3337-3347 Rauch Street		Houston, TX	—	227	1,287	440	233	1,721	1,954	696	1997	(j)
8505 North Loop East		Houston, TX	1,555	439	2,489	574	449	3,053	3,502	1,303	1997	(j)
4749-4799 Eastpark Drive		Houston, TX	2,342	594	3,368	1,313	611	4,664	5,275	2,034	1997	(j)
4851 Homestead Road		Houston, TX	2,958	491	2,782	1,552	504	4,321	4,825	1,852	1997	(j)
3365-3385 Rauch Street		Houston, TX	1,493	284	1,611	451	290	2,056	2,346	823	1997	(j)
5050 Campbell Road		Houston, TX	1,812	461	2,610	1,009	470	3,610	4,080	1,433	1997	(j)
4300 Pine Timbers		Houston, TX	2,291	489	2,769	758	499	3,517	4,016	1,594	1997	(j)
2500-2530 Fairway Park Drive		Houston, TX	3,161	766	4,342	2,011	792	6,327	7,119	2,565	1997	(j)
6550 Longpointe		Houston, TX	1,508	362	2,050	985	370	3,027	3,397	1,193	1997	(j)
1815 Turning Basin Drive		Houston, TX	2,056	487	2,761	1,384	531	4,101	4,632	1,598	1997	(j)
1819 Turning Basin Drive		Houston, TX	—	231	1,308	872	251	2,160	2,411	827	1997	(j)
1805 Turning Basin Drive		Houston, TX	2,774	564	3,197	2,488	616	5,633	6,249	1,961	1997	(j)
9835A Genard Road		Houston, TX	—	1,505	8,333	3,308	1,581	11,565	13,146	4,301	1999	(j)
9835B Genard Road		Houston, TX	—	245	1,357	644	256	1,990	2,246	739	1999	(j)
11505 State Highway 225		La Porte, TX	—	940	4,675	606	940	5,281	6,221	2,036	2005	(j)
1500 East Main Street		La Porte, TX	—	201	1,328	(91)	204	1,234	1,438	886	2005	(j)
7230-7238 Wynnwood		Houston, TX	—	254	764	176	259	935	1,194	407	2007	(j)
7240-7248 Wynnwood		Houston, TX	—	271	726	31	276	752	1,028	377	2007	(j)
7250-7260 Wynnwood		Houston, TX	—	200	481	166	203	644	847	265	2007	(j)
6400 Long Point		Houston, TX	—	188	898	174	188	1,072	1,260	340	2007	(j)
7967 Blankenship		Houston, TX	—	307	1,166	337	307	1,503	1,810	449	2010	(j)
8800 City Park Loop East		Houston, TX	—	3,717	19,237	(784)	3,717	18,453	22,170	3,311	2011	(j)
4800 West Greens Road		Houston, TX	—	3,350	—	14,822	3,264	14,908	18,172	439	2014	(j)
611 East Sam Houston Parkway S		Pasadena, TX	—	1,970	7,755	1	1,970	7,756	9,726	—	2015	(j)
619 East Sam Houston Parkway S		Pasadena, TX	—	2,879	11,972	1	2,880	11,972	14,852	—	2015	(j)
Indianapolis
2900 North Shadeland Avenue		Indianapolis, IN	—	2,057	13,565	5,392	2,057	18,957	21,014	8,140	1996	(j)
1445 Brookville Way		Indianapolis, IN	—	459	2,603	1,076	476	3,662	4,138	1,612	1996	(j)
1440 Brookville Way		Indianapolis, IN	3,074	665	3,770	954	685	4,704	5,389	2,161	1996	(j)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015

			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/15				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2015
		(In thousands)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	373	258	1,764	2,022	833	1996	(j)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	1,517	601	4,823	5,424	2,058	1996	(j)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	253	212	1,407	1,619	680	1996	(j)
1341 Sadlier Circle South	Indianapolis, IN	—	131	743	207	136	945	1,081	443	1996	(j)
1322-1438 Sadlier Circle East	Indianapolis, IN	—	145	822	291	152	1,106	1,258	521	1996	(j)
1327-1441 Sadlier Circle West	Indianapolis, IN	—	218	1,234	621	225	1,848	2,073	806	1996	(j)
1402-1430 Sadlier Circle West	Indianapolis, IN	—	165	934	390	171	1,318	1,489	621	1996	(j)
1504 Sadlier Circle South	Indianapolis, IN	—	219	1,238	(104)	115	1,238	1,353	793	1996	(j)
1365-1367 Sadlier Way Circle East	Indianapolis, IN	—	121	688	194	91	912	1,003	436	1996	(j)
1352-1354 Sadlier Circle West	Indianapolis, IN	—	178	1,008	241	166	1,261	1,427	575	1996	(j)
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	207	85	663	748	314	1996	(j)
1425 Sadlier Circle West	Indianapolis, IN	—	21	117	41	23	156	179	72	1996	(j)
6951 East 30th Street	Indianapolis, IN	—	256	1,449	229	265	1,669	1,934	800	1996	(j)
6701 East 30th Street	Indianapolis, IN	—	78	443	98	82	537	619	264	1996	(j)
6737 East 30th Street	Indianapolis, IN	1,848	385	2,181	283	398	2,451	2,849	1,154	1996	(j)
6555 East 30th Street	Indianapolis, IN	—	484	4,760	2,416	484	7,176	7,660	3,062	1996	(j)
7901 West 21st Street	Indianapolis, IN	—	1,048	6,027	328	1,048	6,355	7,403	2,808	1997	(j)
1225 Brookville Way	Indianapolis, IN	—	60	—	417	68	409	477	183	1997	(j)
6751 East 30th Street	Indianapolis, IN	2,544	728	2,837	359	741	3,183	3,924	1,393	1997	(j)
6575 East 30th Street	Indianapolis, IN	1,369	118	—	1,994	128	1,984	2,112	820	1998	(j)
6585 East 30th Street	Indianapolis, IN	2,214	196	—	3,219	196	3,219	3,415	1,365	1998	(j)
5705-97 Park Plaza Court	Indianapolis, IN	—	600	2,194	847	609	3,032	3,641	1,137	2003	(j)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	717	544	1,938	2,482	729	2003	(j)
1133 Northwest L Street	Richmond, IN	—	201	1,358	(143)	208	1,208	1,416	711	2006	(j)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,693	743	3,597	4,340	759	2007	(j)
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	132	912	2,011	2,923	714	2007	(j)
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	62	834	2,780	3,614	683	2007	(j)
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	335	942	2,785	3,727	820	2007	(j)
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	17	1,112	3,123	4,235	779	2007	(j)
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	412	951	3,487	4,438	897	2007	(j)
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	179	1,097	3,482	4,579	880	2007	(j)
6891 NW 74th Street	Medley, FL	—	857	3,428	4,158	864	7,579	8,443	2,052	2007	(j)

12601 &12605 NW 115th Avenue	Medley, FL	—	2,316	—	449	762	2,003	2,765	333	2008	(j)
Milwaukee
N25 W23255 Paul Road	Pewaukee, WI	—	569	3,270	1,836	450	5,225	5,675	2,148	1994	(j)
5355 South Westridge Drive	New Berlin, WI	4,467	1,630	7,058	(105)	1,646	6,937	8,583	1,804	2004	(j)
320-334 West Vogel Avenue	Milwaukee, WI	—	506	3,199	(110)	508	3,087	3,595	1,625	2005	(j)
4950 South 6th Avenue	Milwaukee, WI	—	299	1,565	273	301	1,836	2,137	1,173	2005	(j)
17005 West Ryerson Road	New Berlin, WI	2,454	403	3,647	251	405	3,896	4,301	1,753	2005	(j)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	106	366	1,236	1,602	455	2005	(j)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	—	301	2,150	62	302	2,211	2,513	1,135	2005	(j)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(276)	58	480	538	262	2005	(j)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(441)	1,528	626	2,154	561	2005	(j)
16600 West Glendale Avenue	New Berlin, WI	2,181	704	1,923	932	715	2,844	3,559	1,701	2006	(j)
2485 Commerce Drive	New Berlin, WI	1,306	483	1,516	131	491	1,639	2,130	852	2007	(j)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,931	1,204	16,915	18,119	3,556	2008	(j)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	2,931	1,358	8,622	13,466	1,519	21,927	23,446	11,841	1994	(j)
7101 Winnetka Avenue South	Brooklyn Park, MN	5,538	2,195	6,084	4,195	2,228	10,246	12,474	7,394	1994	(j)
9901 West 74th Street	Eden Prairie, MN	3,333	621	3,289	3,598	639	6,869	7,508	5,630	1994	(j)
1030 Lone Oak Road	Eagan, MN	2,407	456	2,703	767	456	3,470	3,926	1,722	1994	(j)
1060 Lone Oak Road	Eagan, MN	3,046	624	3,700	645	624	4,345	4,969	2,255	1994	(j)
5400 Nathan Lane	Plymouth, MN	2,684	749	4,461	835	757	5,288	6,045	2,640	1994	(j)
6655 Wedgewood Road	Maple Grove, MN	—	1,466	8,342	5,591	1,466	13,933	15,399	5,897	1994	(j)
10120 West 76th Street	Eden Prairie, MN	—	315	1,804	1,962	315	3,766	4,081	2,251	1995	(j)
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	868	1995	(j)
4100 Peavey Road	Chaska, MN	—	277	2,261	779	277	3,040	3,317	1,414	1996	(j)
7100-7198 Shady Oak Road	Eden Prairie, MN	4,324	715	4,054	2,284	736	6,317	7,053	2,698	1996	(j)
5240-5300 Valley Industrial Blvd	Shakopee, MN	2,087	362	2,049	1,248	371	3,288	3,659	1,328	1996	(j)
5775 12th Avenue	Shakopee, MN	2,995	590	—	4,661	590	4,661	5,251	1,549	1998	(j)
1157 Valley Park Drive	Shakopee, MN	4,161	760	—	7,234	888	7,106	7,994	2,617	1999	(j)
9600 West 76th Street	Eden Prairie, MN	2,025	1,000	2,450	60	1,034	2,476	3,510	666	2004	(j)
9700 West 76th Street	Eden Prairie, MN	2,914	1,000	2,709	727	1,038	3,398	4,436	1,136	2004	(j)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	(539)	1,510	7,779	9,289	1,809	2004	(j)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	153	1,009	1,743	2,752	913	2005	(j)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(1,651)	1,296	5,639	6,935	3,812	2005	(j)
1087 Park Place	Shakopee, MN	3,654	1,195	4,891	(246)	1,198	4,642	5,840	1,225	2005	(j)
5391 12th Avenue SE	Shakopee, MN	4,138	1,392	8,149	(469)	1,395	7,677	9,072	2,059	2005	(j)
4701 Valley Industrial Blvd S	Shakopee, MN	4,606	1,296	7,157	(378)	1,299	6,776	8,075	2,748	2005	(j)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	955	665	4,138	4,803	1,249	2006	(j)
7035 Winnetka Avenue North	Brooklyn Park, MN	4,432	1,275	—	7,239	1,343	7,171	8,514	1,472	2007	(j)
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	649	2008	(j)
21900 Dodd Boulevard	Lakeville, MN	9,482	2,289	7,952	—	2,289	7,952	10,241	2,034	2010	(j)
375 Rivertown Drive	Woodbury, MN	7,000	2,635	8,157	48	2,635	8,205	10,840	815	2014	(j)
935 Aldrin Drive	Eagan, MN	5,524	2,096	7,884	(43)	2,096	7,841	9,937	457	2014	(j)

7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,228	1,634	7,217	8,851	197	2014	(j)
7051 West Broadway	Brooklyn Park, MN	—	1,275	—	5,828	1,279	5,824	7,103	155	2014	(j)
Nashville
1931 Air Lane Drive	Nashville, TN	2,179	489	2,785	280	493	3,061	3,554	1,362	1997	(j)
4640 Cummings Park	Nashville, TN	—	360	2,040	579	365	2,614	2,979	975	1999	(j)
1740 River Hills Drive	Nashville, TN	2,750	848	4,383	731	888	5,074	5,962	2,223	2005	(j)
211 Ellery Court	Nashville, TN	2,587	606	3,192	379	616	3,561	4,177	1,312	2007	(j)
130 Maddox Road	Mount Juliet, TN	16,422	1,778	—	23,554	1,778	23,554	25,332	4,080	2008	(j)
Northern New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	773	503	3,488	3,991	1,533	1997	(j)
12 World's Fair Drive	Franklin, NJ	—	572	3,240	1,064	593	4,283	4,876	2,052	1997	(j)
22 World's Fair Drive	Franklin, NJ	—	364	2,064	491	375	2,544	2,919	1,055	1997	(j)
26 World's Fair Drive	Franklin, NJ	—	361	2,048	656	377	2,688	3,065	1,147	1997	(j)
24 World's Fair Drive	Franklin, NJ	—	347	1,968	573	362	2,526	2,888	1,121	1997	(j)
20 World's Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,568	691	1,886	2,577	702	1999	(j)
45 Route 46	Pine Brook, NJ	—	969	5,491	928	978	6,410	7,388	2,443	2000	(j)
43 Route 46	Pine Brook, NJ	—	474	2,686	540	479	3,221	3,700	1,295	2000	(j)
39 Route 46	Pine Brook, NJ	—	260	1,471	292	262	1,761	2,023	632	2000	(j)
26 Chapin Road	Pine Brook, NJ	—	956	5,415	664	965	6,070	7,035	2,355	2000	(j)
30 Chapin Road	Pine Brook, NJ	—	960	5,440	524	969	5,955	6,924	2,256	2000	(j)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,997	1,534	11,512	13,046	5,062	2000	(j)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	526	396	2,725	3,121	1,058	2000	(j)
16 Chapin Road	Pine Brook, NJ	—	885	5,015	612	901	5,611	6,512	2,089	2000	(j)
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	602	1,154	7,008	8,162	2,580	2000	(j)
2500 Main Street	Sayreville, NJ	—	944	—	4,576	944	4,576	5,520	1,458	2002	(j)
2400 Main Street	Sayreville, NJ	—	996	—	5,494	996	5,494	6,490	1,611	2003	(j)
309-313 Pierce Street	Somerset, NJ	3,205	1,300	4,628	1,020	1,309	5,639	6,948	2,194	2004	(j)
Philadelphia
230-240 Welsh Pool Road	Exton, PA	—	154	851	355	170	1,190	1,360	468	1998	(j)
254 Welsh Pool Road	Exton, PA	—	75	418	206	91	608	699	270	1998	(j)
151-161 Philips Road	Exton, PA	—	191	1,059	378	229	1,399	1,628	597	1998	(j)
216 Philips Road	Exton, PA	—	199	1,100	331	220	1,410	1,630	592	1998	(j)
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	299	2004	(j)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	(51)	964	5,851	6,815	2,450	2005	(j)
3240 South 78th Street	Philadelphia, PA	—	515	1,245	(514)	423	823	1,246	252	2005	(j)
200 Cascade Drive, Bldg. 1	Allentown, PA	13,382	2,133	17,562	592	2,769	17,518	20,287	5,770	2007	(j)
200 Cascade Drive, Bldg. 2	Allentown, PA	1,826	310	2,268	178	316	2,440	2,756	789	2007	(j)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(194)	964	2,558	3,522	1,790	2008	(j)
2455 Boulevard of Generals	Norristown, PA	2,926	1,200	4,800	344	1,226	5,118	6,344	1,602	2008	(j)
3857 Nazareth Highway - Bldg. 1	Easton, PA	—	4,855	—	16,738	4,388	17,205	21,593	69	2015	(j)
3857 Nazareth Highway - Bldg. 2	Easton, PA	—	3,459	—	12,177	3,128	12,508	15,636	51	2015	(j)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	360	396	2,514	2,910	969	1999	(j)

50 South 56th Street	Chandler, AZ	3,547	1,206	3,218	1,362	1,252	4,534	5,786	1,445	2004	(j)
4701 West Jefferson	Phoenix, AZ	2,453	926	2,195	243	929	2,435	3,364	1,364	2005	(j)
7102 West Roosevelt	Phoenix, AZ	4,806	1,613	6,451	360	1,620	6,804	8,424	2,486	2006	(j)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	239	1,038	2,852	3,890	961	2006	(j)
245 West Lodge	Tempe, AZ	—	898	3,066	(2,009)	362	1,593	1,955	667	2007	(j)
1590 East Riverview Dr.	Phoenix, AZ	4,965	1,293	5,950	417	1,292	6,368	7,660	1,620	2008	(j)
14131 N. Rio Vista Blvd	Peoria, AZ	—	2,563	9,388	404	2,563	9,792	12,355	2,394	2008	(j)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	811	2,709	11,781	14,490	2,658	2008	(j)
3815 W. Washington Street	Phoenix, AZ	3,446	1,675	4,514	149	1,719	4,619	6,338	1,105	2008	(j)
9180 W. Buckeye Road	Tolleson, AZ	7,239	1,904	6,805	2,665	1,923	9,451	11,374	1,989	2008	(j)
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	300	2014	(j)
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	75	956	2,743	3,699	116	2014	(j)
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	119	2014	(j)
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	14,711	4,315	14,711	19,026	—	2015	(j)
Salt Lake City
1270 West 2320 South	West Valley, UT	—	138	784	161	143	940	1,083	391	1998	(j)
1275 West 2240 South	West Valley, UT	—	395	2,241	352	408	2,580	2,988	1,102	1998	(j)
1288 West 2240 South	West Valley, UT	—	119	672	139	123	807	930	346	1998	(j)
2235 South 1300 West	West Valley, UT	—	198	1,120	168	204	1,282	1,486	546	1998	(j)
1293 West 2200 South	West Valley, UT	—	158	896	304	163	1,195	1,358	533	1998	(j)
1279 West 2200 South	West Valley, UT	—	198	1,120	172	204	1,286	1,490	561	1998	(j)
1272 West 2240 South	West Valley, UT	—	336	1,905	410	347	2,304	2,651	1,042	1998	(j)
1149 West 2240 South	West Valley, UT	—	217	1,232	341	225	1,565	1,790	696	1998	(j)
1142 West 2320 South	West Valley, UT	—	217	1,232	300	225	1,524	1,749	626	1998	(j)
2323 South 900 W	Salt Lake City, UT	—	886	2,995	(3)	898	2,980	3,878	1,578	2006	(j)
1815-1957 South 4650 West	Salt Lake City, UT	6,667	1,707	10,873	44	1,713	10,911	12,624	2,907	2006	(j)
2100 Alexander Street	West Valley, UT	—	376	1,670	387	376	2,057	2,433	622	2007	(j)
2064 Alexander Street	West Valley, UT	—	864	2,771	89	869	2,855	3,724	949	2007	(j)
Seattle
1901 Raymond Ave SW	Renton, WA	821	4,458	2,659	433	4,594	2,956	7,550	740	2008	(j)
19014 64th Avenue South	Kent, WA	2,992	1,990	3,979	518	2,042	4,445	6,487	1,328	2008	(j)
18640 68th Avenue South	Kent, WA	328	1,218	1,950	306	1,258	2,216	3,474	661	2008	(j)
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	3,057	1,746	3,148	465	1,822	3,537	5,359	1,439	2005	(j)
2000 Vista Bella Way	Rancho Dominguez, CA	1,283	817	1,673	292	853	1,929	2,782	821	2005	(j)
2835 East Ana Street	Rancho Dominguez, CA	2,968	1,682	2,750	409	1,772	3,069	4,841	1,139	2005	(j)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	546	2,859	9,176	12,035	2,721	2005	(j)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,132	2,124	5,219	1,614	2,143	6,814	8,957	2,810	2006	(j)
27801 Avenue Scott	Santa Clarita, CA	6,103	2,890	7,020	788	2,902	7,796	10,698	2,670	2006	(j)
2610 & 2660 Columbia Street	Torrance, CA	4,335	3,008	5,826	565	3,031	6,368	9,399	1,895	2006	(j)
433 Alaska Avenue	Torrance, CA	—	681	168	(5)	684	160	844	97	2006	(j)
4020 S. Compton Avenue	Los Angeles, CA	—	3,800	7,330	(473)	3,825	6,832	10,657	1,664	2006	(j)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	3,874	2006	(j)

2325 Camino Vida Roble	Carlsbad, CA	1,918	1,441	1,239	646	1,446	1,880	3,326	536	2006	(j)
2335 Camino Vida Roble	Carlsbad, CA	980	817	762	121	821	879	1,700	311	2006	(j)
2345 Camino Vida Roble	Carlsbad, CA	574	562	456	(23)	565	430	995	174	2006	(j)
2355 Camino Vida Roble	Carlsbad, CA	625	481	365	237	483	600	1,083	226	2006	(j)
2365 Camino Vida Roble	Carlsbad, CA	1,189	1,098	630	334	1,102	960	2,062	362	2006	(j)
2375 Camino Vida Roble	Carlsbad, CA	1,304	1,210	874	113	1,214	983	2,197	348	2006	(j)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	642	2,895	2,563	5,458	929	2006	(j)
8572 Spectrum Lane	San Diego, CA	1,995	806	3,225	293	807	3,517	4,324	769	2007	(j)
13100 Gregg Street	Poway, CA	—	1,040	4,160	744	1,073	4,871	5,944	1,589	2007	(j)
21730-21748 Marilla Street	Chatsworth, CA	2,743	2,585	3,210	151	2,608	3,338	5,946	1,065	2007	(j)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	1,575	2007	(j)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	1,377	2007	(j)
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,305	20,144	15,160	35,304	3,987	2007	(j)
19067 Reyes Ave	Rancho Dominguez, CA	—	9,281	3,920	303	9,381	4,123	13,504	1,765	2007	(j)
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,149	6,482	28,210	34,692	2,410	2012	(j)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	(56)	1,441	717	2,158	281	2007	(j)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(920)	675	480	1,155	175	2007	(j)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	(65)	1,229	646	1,875	262	2007	(j)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	2,729	2,043	3,408	(252)	2,051	3,148	5,199	639	2007	(j)
1290 Rancho Conejo Blvd.	Thousand Oaks, CA	2,300	1,754	2,949	(332)	1,761	2,610	4,371	544	2007	(j)
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	585	2007	(j)
14050 Day Street	Moreno Valley, CA	3,479	2,538	2,538	291	2,565	2,801	5,366	891	2008	(j)
12925 Marlay Avenue	Fontana, CA	9,204	6,072	7,891	235	6,090	8,108	14,198	3,066	2008	(j)
18201-18291 Santa Fe	Rancho Dominguez, CA	10,193	6,720	—	9,004	6,897	8,827	15,724	1,892	2008	(j)
1011 Rancho Conejo	Thousand Oaks, CA	4,524	7,717	2,518	(427)	7,752	2,055	9,807	755	2008	(j)
20700 Denker Avenue	Torrance, CA	5,533	5,767	2,538	1,289	5,964	3,631	9,595	1,667	2008	(j)
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	722	2,874	3,548	6,422	1,023	2008	(j)
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	234	8,545	7,373	15,918	1,226	2008	(j)
6185 Kimball Avenue	Chino, CA	—	6,385	—	12,343	6,382	12,346	18,728	1,294	2013	(j)
5553 Bandini Blvd.	Bell, CA	—	32,536	—	21,636	32,540	21,632	54,172	1,183	2013	(j)
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	72	—	6,903	6,903	630	2014	(j)
4710 Guasti Road	Ontario, CA	6,018	2,846	6,564	—	2,846	6,564	9,410	287	2014	(j)
17100 Perris Blvd	Moreno Valley, CA	—	6,388	—	24,140	6,395	24,133	30,528	933	2014	(j)
13414 S. Figueroa	Los Angeles, CA	—	1,701	—	6,578	1,887	6,392	8,279	248	2014	(j)
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	7,591	4,400	7,591	11,991	—	2015	(j)
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,333	2,694	4,332	7,026	—	2015	(j)
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	4,162	2,792	4,162	6,954	—	2015	(j)
145 W. 134th	Los Angeles, CA	—	2,901	2,285	39	2,901	2,324	5,225	68	2015	(j)
6150 Sycamore Canyon Blvd.	Riverside, CA	—	3,182	10,643	—	3,182	10,643	13,825	206	2015	(j)
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	—	5,034	22,095	27,129	258	2015	(j)
Southern New Jersey
2060 Springdale Road	Cherry Hill, NJ	—	258	1,436	599	258	2,035	2,293	824	1998	(j)
111 Whittendale Drive	Morrestown, NJ	—	522	2,916	519	522	3,435	3,957	1,340	2000	(j)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/15				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2015
			(In thousands)
7851 Airport Highway		Pennsauken, NJ	—	160	508	381	162	887	1,049	390	2003	(j)
103 Central Avenue		Mt. Laurel, NJ	—	610	1,847	1,617	619	3,455	4,074	1,260	2003	(j)
7890 Airport Hwy/7015 Central		Pennsauken, NJ	—	300	989	461	425	1,325	1,750	996	2006	(j)
St. Louis
8921-8971 Frost Avenue		Berkeley, MO	—	431	2,479	850	431	3,329	3,760	1,550	1994	(j)
9043-9083 Frost Avenue		Berkeley, MO	—	319	1,838	2,618	319	4,456	4,775	1,612	1994	(j)
10431 Midwest Industrial Blvd		Olivette, MO	1,542	237	1,360	781	237	2,141	2,378	978	1994	(j)
10751 Midwest Industrial Boulevard		Olivette, MO	—	193	1,119	303	194	1,421	1,615	626	1994	(j)
6951 N Hanley	(d)	Hazelwood, MO	—	405	2,295	2,520	419	4,801	5,220	1,915	1996	(j)
1067-1083 Warson-Bldg A		St. Louis, MO	1,385	246	1,359	823	251	2,177	2,428	628	2002	(j)
1093-1107 Warson-Bldg B		St. Louis, MO	2,471	380	2,103	1,850	388	3,945	4,333	1,159	2002	(j)
1113-1129 Warson-Bldg C		St. Louis, MO	1,950	303	1,680	1,436	310	3,109	3,419	1,252	2002	(j)
1131-1151 Warson-Bldg D		St. Louis, MO	1,905	353	1,952	1,034	360	2,979	3,339	833	2002	(j)
6821-6857 Hazelwood Avenue		Berkeley, MO	4,678	985	6,205	1,011	985	7,216	8,201	2,321	2003	(j)
13701 Rider Trail North		Earth City, MO	—	800	2,099	707	804	2,802	3,606	1,162	2003	(j)
1908-2000 Innerbelt	(d)	Overland, MO	7,182	1,590	9,026	1,336	1,591	10,361	11,952	4,216	2004	(j)
9060 Latty Avenue		Berkeley, MO	—	687	1,947	(82)	694	1,858	2,552	1,645	2006	(j)
21-25 Gateway Commerce Center		Edwardsville, IL	—	1,874	31,958	(262)	1,902	31,668	33,570	8,155	2006	(j)
6647 Romiss Court		St. Louis, MO	—	230	681	(8)	241	662	903	280	2008	(j)
Tampa
5313 Johns Road		Tampa, FL	—	204	1,159	568	257	1,674	1,931	727	1997	(j)
5525 Johns Road		Tampa, FL	—	192	1,086	280	200	1,358	1,558	582	1997	(j)
5709 Johns Road		Tampa, FL	—	192	1,086	182	200	1,260	1,460	557	1997	(j)
5711 Johns Road		Tampa, FL	—	243	1,376	159	255	1,523	1,778	681	1997	(j)
5455 W Waters Avenue		Tampa, FL	—	307	1,742	755	326	2,478	2,804	1,161	1997	(j)
5553 W Waters Avenue		Tampa, FL	—	307	1,742	424	326	2,147	2,473	973	1997	(j)
5501 W Waters Avenue		Tampa, FL	—	215	871	251	242	1,095	1,337	476	1997	(j)
5503 W Waters Avenue		Tampa, FL	—	98	402	140	110	530	640	227	1997	(j)
5555 W Waters Avenue		Tampa, FL	—	213	1,206	214	221	1,412	1,633	603	1997	(j)
5557 W Waters Avenue		Tampa, FL	—	59	335	59	62	391	453	172	1997	(j)
5463 W Waters Avenue		Tampa, FL	—	497	2,751	637	560	3,325	3,885	1,447	1998	(j)
5461 W Waters Avenue		Tampa, FL	—	261	—	1,305	265	1,301	1,566	540	1998	(j)
5481 W Waters Avenue		Tampa, FL	—	558	—	2,276	561	2,273	2,834	891	1999	(j)

4515-4519 George Road		Tampa, FL	—	633	3,587	895	640	4,475	5,115	1,586	2001	(j)
6089 Johns Road		Tampa, FL	—	180	987	66	186	1,047	1,233	361	2004	(j)
6091 Johns Road		Tampa, FL	—	140	730	(4)	144	722	866	242	2004	(j)
6103 Johns Road		Tampa, FL	—	220	1,160	82	226	1,236	1,462	447	2004	(j)
6201 Johns Road		Tampa, FL	—	200	1,107	(10)	205	1,092	1,297	446	2004	(j)
6203 Johns Road		Tampa, FL	—	300	1,460	(306)	311	1,143	1,454	395	2004	(j)
6205 Johns Road		Tampa, FL	—	270	1,363	154	278	1,509	1,787	500	2004	(j)
6101 Johns Road		Tampa, FL	—	210	833	95	216	922	1,138	347	2004	(j)
4908 Tampa West Blvd		Tampa, FL	—	2,622	8,643	(820)	2,635	7,810	10,445	3,022	2005	(j)
7201-7281 Bryan Dairy Road	(d)	Largo, FL	—	1,895	5,408	(1,374)	1,365	4,564	5,929	1,287	2006	(j)
4900-4914 Creekside Drive	(h)	Clearwater, FL	—	3,702	7,338	(3,566)	2,245	5,229	7,474	1,592	2006	(j)
12345 Starkey Road		Largo, FL	—	898	2,078	(592)	599	1,785	2,384	729	2006	(j)
Other
2250 Delaware Avenue		Des Moines, IA	—	277	1,609	(132)	173	1,581	1,754	788	1998	(j)
6266 Hurt Road		Horn Lake, MS	—	427	—	3,721	387	3,761	4,148	930	2004	(j)
6301 Hazeltine National Drive		Orlando, FL	—	909	4,613	67	920	4,669	5,589	1,891	2005	(j)
12626 Silicon Drive		San Antonio, TX	—	768	3,448	(394)	779	3,043	3,822	1,041	2005	(j)
3100 Pinson Valley Parkway		Birmingham, AL	—	303	742	(304)	225	516	741	210	2005	(j)
3730 Wheeler Avenue		Fort Smith, AR	—	720	2,800	(589)	583	2,348	2,931	917	2006	(j)
3200 Pond Station		Jefferson County, KY	—	2,074	—	9,681	2,120	9,635	11,755	2,099	2007	(j)
581 Welltown Road/Tyson Blvd		Winchester, VA	—	2,320	—	10,994	2,401	10,913	13,314	2,345	2007	(j)
7501 NW 106th Terrace		Kansas City, MO	11,555	4,152	—	13,673	4,228	13,597	17,825	2,450	2008	(j)
600 Greene Drive		Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	4,679	2008	(j)
Developments in Process
First San Michele Logistics Center		Moreno Valley, CA	—	1,274	—	3,179	1,274	3,179	4,453	—	2012	(j)
First Arlington Commerce Center II		Arlington. TX	—	1,603	—	2,859	1,603	2,859	4,462	—	2015	(j)
First Park 94 - Building I		Somers, WI	—	1,920	—	16,177	1,920	16,177	18,097	—	2015	(j)
First Park McDonough		McDonough, GA	—	2,501	—	94	2,501	94	2,595	—	2015	(j)
Land Parcels
Land Parcels	(i)		—	149,456	—	24,324	144,510	29,270	173,780	2,854
Total			$564,955	$764,387	$1,639,778	$893,484	$747,125	$2,550,524	$3,297,649	$792,501

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
NOTES:

(a)
See description of encumbrances in Note 4 of the Notes to Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of the write-off of fully depreciated assets and impairment of real estate and include construction in progress.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	These properties represent developable land and land parcels for which we receive ground lease income.

(j)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	5 to 20 years
Tenant Improvements	Lease Term

At December 31, 2015, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.2 billion (excluding construction in progress).

The changes in investment in real estate for the three years ended December 31, are as follows:

	2015	2014	2013
	(In thousands)
Balance, Beginning of Year	$3,183,369	$3,119,547	$3,130,942
Acquisition of Real Estate Assets	161,074	84,526	69,481
Construction Costs and Improvements	142,535	104,782	100,207
Disposition of Real Estate Assets	(162,636)	(98,378)	(142,369)
Impairment of Real Estate	(626)	—	(2,652)
Write-off of Fully Depreciated Assets	(26,067)	(27,108)	(36,062)
Balance, End of Year Including Real Estate Held for Sale	$3,297,649	$3,183,369	$3,119,547
Real Estate Held for Sale	(3,681)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$3,293,968	$3,183,369	$3,119,547

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2015	2014	2013
	(In thousands)
Balance, Beginning of Year	$786,978	$748,044	$735,593
Depreciation for Year	92,955	93,457	94,271
Disposition of Real Estate Assets	(61,365)	(27,415)	(45,758)
Write-off of Fully Depreciated Assets	(26,067)	(27,108)	(36,062)
Balance, End of Year Including Real Estate Held for Sale	$792,501	$786,978	$748,044
Real Estate Held for Sale	(1,171)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$791,330	$786,978	$748,044

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
By:	/S/ BRUCE W. DUNCAN
Bruce W. Duncan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 24, 2016

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	President, Chief Executive Officer and Chairman of the Board of Directors	February 24, 2016
Bruce W. Duncan

/S/ JOHN E. RAU	Lead Independent Director	February 24, 2016
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 24, 2016
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 24, 2016
H. Patrick Hackett, Jr.

/S/ L. PETER SHARPE	Director	February 24, 2016
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 24, 2016
W. Edwin Tyler

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ BRUCE W. DUNCAN
Bruce W. Duncan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 24, 2016

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	President, Chief Executive Officer and Chairman of the Board of Directors	February 24, 2016
Bruce W. Duncan

/S/ JOHN E. RAU	Lead Independent Director	February 24, 2016
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 24, 2016
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 24, 2016
H. Patrick Hackett, Jr.

/S/ L. PETER SHARPE	Director	February 24, 2016
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 24, 2016
W. Edwin Tyler