Form 10-Q
period 2016-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2016-04-29
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At April 28, 2016, 116,847,508 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2016 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2016, the Company owned an approximate 96.3% common general partnership interest in the Operating Partnership. The remaining approximate 3.7% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

•
Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, though operations are also conducted through eight other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.

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
This report also includes separate Part I, Item 4, Controls and Procedures sections and separate Exhibits 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited) (In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$788,401	$745,912
Buildings and Improvements	2,506,453	2,511,737
Construction in Progress	50,543	36,319
Less: Accumulated Depreciation	(802,166)	(791,330)
Net Investment in Real Estate	2,543,231	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,194 and $1,171	2,370	2,510
Cash and Cash Equivalents	3,180	3,987
Restricted Cash	4,272	23,005
Tenant Accounts Receivable, Net	5,720	5,612
Deferred Rent Receivable, Net	64,062	62,335
Deferred Leasing Intangibles, Net	32,392	33,326
Prepaid Expenses and Other Assets, Net	77,192	76,395
Total Assets	$2,732,419	$2,709,808
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$505,451	$561,241
Senior Unsecured Notes, Net	204,839	364,457
Unsecured Term Loans, Net	456,137	455,970
Unsecured Credit Facility	313,500	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	79,952	93,699
Deferred Leasing Intangibles, Net	11,462	11,841
Rents Received in Advance and Security Deposits	41,029	40,153
Dividends and Distributions Payable	22,112	14,812
Total Liabilities	1,634,482	1,594,673
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized and 111,247,508 and 111,027,225 shares issued and outstanding)	1,113	1,111
Additional Paid-in-Capital	1,757,677	1,756,415
Distributions in Excess of Accumulated Earnings	(680,473)	(674,759)
Accumulated Other Comprehensive Loss	(21,602)	(9,667)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,056,715	1,073,100
Noncontrolling Interest	41,222	42,035
Total Equity	1,097,937	1,115,135
Total Liabilities and Equity	$2,732,419	$2,709,808
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands except per share data)
Revenues:
Rental Income	$71,752	$68,210
Tenant Recoveries and Other Income	21,715	21,756
Total Revenues	93,467	89,966
Expenses:
Property Expenses	28,367	29,791
General and Administrative	7,674	6,966
Acquisition Costs	64	—
Depreciation and Other Amortization	31,128	28,306
Total Expenses	67,233	65,063
Other Income (Expense):
Gain on Sale of Real Estate	7,251	7,930
Interest Expense	(16,259)	(16,642)
Amortization of Deferred Financing Costs	(873)	(746)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	(12,990)
Total Other Income (Expense)	(9,881)	(22,448)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	16,353	2,455
Equity in Income of Joint Ventures	—	71
Income Tax Provision	(58)	(60)
Net Income	16,295	2,466
Less: Net Income Attributable to the Noncontrolling Interest	(607)	(93)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$15,688	$2,373
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.02
Dividends/Distributions Per Share	$0.1900	$0.1275
Weighted Average Shares Outstanding - Basic	110,793	110,310
Weighted Average Shares Outstanding - Diluted	110,985	110,675
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands)
Net Income	$16,295	$2,466
Mark-to-Market Loss on Interest Rate Protection Agreements	(12,496)	(9,446)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	—	12,990
Amortization of Interest Rate Protection Agreements	102	131
Foreign Currency Translation Adjustment	—	15
Comprehensive Income	3,901	6,156
Comprehensive Income Attributable to Noncontrolling Interest	(145)	(233)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$3,756	$5,923
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2015	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
Stock Based Compensation Activity	2	1,117	(213)	—	—	906
Conversion of Limited Partner Units to Common Stock	—	98	—	—	(98)	—
Reallocation—Additional Paid in Capital	—	47	—	—	(47)	—
Common Stock Dividends and Unit Distributions	—	—	(21,189)	—	(816)	(22,005)
Net Income	—	—	15,688	—	607	16,295
Other Comprehensive Loss	—	—	—	(11,935)	(459)	(12,394)
Balance as of March 31, 2016	$1,113	$1,757,677	$(680,473)	$(21,602)	$41,222	$1,097,937
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,295	$2,466
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	25,829	23,258
Amortization of Deferred Financing Costs	873	746
Other Amortization	8,104	7,741
Provision for Bad Debt	265	498
Equity in Income of Joint Ventures	—	(71)
Gain on Sale of Real Estate	(7,251)	(7,930)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	12,990
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,453)	(3,425)
Increase in Deferred Rent Receivable	(1,839)	(2,272)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(12,460)	(6,476)
Payments of Discounts Associated with Retirement of Debt	(554)	—
Cash Book Overdraft	—	429
Net Cash Provided by Operating Activities	26,809	27,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(47,406)	—
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(35,905)	(25,556)
Net Proceeds from Sales of Investments in Real Estate	15,393	25,573
Contributions to and Investments in Joint Ventures	—	(9)
Distributions from Joint Ventures	—	126
Repayments of Notes Receivable	—	2,720
Decrease (Increase) in Escrows	19,477	(756)
Net Cash (Used in) Provided by Investing Activities	(48,441)	2,098
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs	(236)	(2,114)
Repurchase and Retirement of Restricted Stock	(5,230)	(2,101)
Common Stock Dividends and Unit Distributions Paid	(14,705)	(11,786)
Repayments on Mortgage Loans Payable	(60,879)	(2,980)
Repayments of Senior Unsecured Notes	(159,125)	—
Proceeds from Unsecured Credit Facility	298,000	32,000
Repayments on Unsecured Credit Facility	(37,000)	(49,000)
Net Cash Provided by (Used in) Financing Activities	20,825	(35,981)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)
Net Decrease in Cash and Cash Equivalents	(807)	(5,929)
Cash and Cash Equivalents, Beginning of Year	3,987	9,500
Cash and Cash Equivalents, End of Year	$3,180	$3,557

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$449	$459
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$22,112	$14,912
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(98)	$(95)
Additional Paid-in-Capital	98	95
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,082	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$16,151	$8,881
Write-off of Fully Depreciated Assets	$(14,457)	$(9,849)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$788,401	$745,912
Buildings and Improvements	2,506,453	2,511,737
Construction in Progress	50,543	36,319
Less: Accumulated Depreciation	(802,166)	(791,330)
Net Investment in Real Estate	2,543,231	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,194 and $1,171	2,370	2,510
Cash and Cash Equivalents	3,180	3,987
Restricted Cash	4,272	23,005
Tenant Accounts Receivable, Net	5,720	5,612
Deferred Rent Receivable, Net	64,062	62,335
Deferred Leasing Intangibles, Net	32,392	33,326
Prepaid Expenses and Other Assets, Net	87,877	87,110
Total Assets	$2,743,104	$2,720,523
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$505,451	$561,241
Senior Unsecured Notes, Net	204,839	364,457
Unsecured Term Loans, Net	456,137	455,970
Unsecured Credit Facility	313,500	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	79,952	93,699
Deferred Leasing Intangibles, Net	11,462	11,841
Rents Received in Advance and Security Deposits	41,029	40,153
Distributions Payable	22,112	14,812
Total Liabilities	1,634,482	1,594,673
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (111,247,508 and 111,027,225 units outstanding)	1,049,517	1,054,028
Limited Partners Units (4,295,884 and 4,305,707 units outstanding)	80,462	80,769
Accumulated Other Comprehensive Loss	(22,437)	(10,043)
Total First Industrial L.P.'s Partners’ Capital	1,107,542	1,124,754
Noncontrolling Interest	1,080	1,096
Total Partners’ Capital	1,108,622	1,125,850
Total Liabilities and Partners’ Capital	$2,743,104	$2,720,523
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands except per Unit data)
Revenues:
Rental Income	$71,752	$68,210
Tenant Recoveries and Other Income	21,715	21,756
Total Revenues	93,467	89,966
Expenses:
Property Expenses	28,367	29,791
General and Administrative	7,674	6,949
Acquisition Costs	64	—
Depreciation and Other Amortization	31,128	28,306
Total Expenses	67,233	65,046
Other Income (Expense):
Gain on Sale of Real Estate	7,251	7,930
Interest Expense	(16,259)	(16,642)
Amortization of Deferred Financing Costs	(873)	(746)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	(12,990)
Total Other Income (Expense)	(9,881)	(22,448)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	16,353	2,472
Equity in Income of Joint Ventures	—	71
Income Tax Provision	(58)	(60)
Net Income	16,295	2,483
Less: Net Income Attributable to the Noncontrolling Interest	(14)	(26)
Net Income Available to Unitholders and Participating Securities	$16,281	$2,457
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.14	$0.02
Distributions Per Unit	$0.1900	$0.1275
Weighted Average Units Outstanding - Basic	115,096	114,681
Weighted Average Units Outstanding - Diluted	115,288	115,046
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands)
Net Income	$16,295	$2,483
Mark-to-Market Loss on Interest Rate Protection Agreements	(12,496)	(9,446)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	—	12,990
Amortization of Interest Rate Protection Agreements	102	131
Foreign Currency Translation Adjustment	—	(26)
Comprehensive Income	$3,901	$6,132
Comprehensive Income Attributable to Noncontrolling Interest	(14)	(26)
Comprehensive Income Attributable to Unitholders	$3,887	$6,106
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2015	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
Stock Based Compensation Activity	906	—	—	—	906
Conversion of Limited Partner Units to General Partner Units	98	(98)	—	—	—
Unit Distributions	(21,189)	(816)	—	—	(22,005)
Contributions from Noncontrolling Interest	—	—	—	3	3
Distributions to Noncontrolling Interest	—	—	—	(33)	(33)
Net Income	15,674	607	—	14	16,295
Other Comprehensive Loss	—	—	(12,394)	—	(12,394)
Balance as of March 31, 2016	$1,049,517	$80,462	$(22,437)	$1,080	$1,108,622
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,295	$2,483
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	25,829	23,258
Amortization of Deferred Financing Costs	873	746
Other Amortization	8,104	7,741
Provision for Bad Debt	265	498
Equity in Income of Joint Ventures	—	(71)
Gain on Sale of Real Estate	(7,251)	(7,930)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	12,990
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,423)	(3,952)
Increase in Deferred Rent Receivable	(1,839)	(2,272)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(12,460)	(6,469)
Payments of Discounts Associated with Retirement of Debt	(554)	—
Cash Book Overdraft	—	429
Net Cash Provided by Operating Activities	26,839	27,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(47,406)	—
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(35,905)	(25,556)
Net Proceeds from Sales of Investments in Real Estate	15,393	25,573
Contributions to and Investments in Joint Ventures	—	(9)
Distributions from Joint Ventures	—	126
Repayments of Notes Receivable	—	2,720
Decrease (Increase) in Escrows	19,477	(256)
Net Cash (Used in) Provided by Investing Activities	(48,441)	2,598
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs	(236)	(2,114)
Repurchase and Retirement of Restricted Units	(5,230)	(2,101)
Unit Distributions Paid	(14,705)	(11,786)
Contributions from Noncontrolling Interests	3	2
Distributions to Noncontrolling Interests	(33)	—
Repayments on Mortgage Loans Payable	(60,879)	(2,980)
Repayments of Senior Unsecured Notes	(159,125)	—
Proceeds from Unsecured Credit Facility	298,000	32,000
Repayments on Unsecured Credit Facility	(37,000)	(49,000)
Net Cash Provided by (Used in) Financing Activities	20,795	(35,979)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)
Net Decrease in Cash and Cash Equivalents	(807)	(5,930)
Cash and Cash Equivalents, Beginning of Year	3,987	9,485
Cash and Cash Equivalents, End of Year	$3,180	$3,541

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$449	$459
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$22,112	$14,912
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(98)	$(95)
General Partner Units	98	95
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,082	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$16,151	$8,881
Write-off of Fully Depreciated Assets	$(14,457)	$(9,849)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.3% ownership interest ("General Partner Units") at March 31, 2016. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.7% ("Limited Partner Units" and together with the General Partner Units, the "Units") at March 31, 2016 represents the aggregate partnership interest held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We also provided various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture were 15% and 10%, respectively. The Joint Ventures were accounted for under the equity method of accounting.
As of March 31, 2016, we owned 584 industrial properties located in 24 states, containing an aggregate of approximately 63.2 million square feet of gross leasable area ("GLA"). Of the 584 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2015 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2015 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2015 audited consolidated financial statements included in our 2015 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission ("SEC").

Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2016 and December 31, 2015, and the reported amounts of revenues and expenses for the three months ended March 31, 2016 and 2015. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2016 and December 31, 2015, the results of our operations and comprehensive income for each of the three months ended March 31, 2016 and 2015, and our cash flows for each of the three months ended March 31, 2016 and 2015; all adjustments are of a normal recurring nature.
Reclassifications
Interest income which was included in other income and expense on the consolidated statement of operations for the three months ended March 31, 2015 has been reclassified to be included in tenant recoveries and other income to conform to the 2016 presentation.
Deferred Financing Costs
Effective January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amended the presentation of debt issuance costs on a consolidated balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving credit agreements are not within the scope of this new guidance. The Financial Accounting Standards Board ("FASB") issued ASU No. 2015-15,"Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"), which expanded upon ASU 2015-03. ASU 2015-15 stated that given the absence of authoritative guidance within 2015-03, the SEC staff would not object to deferring and presenting debt issuance costs as an asset for revolving credit agreements and subsequently amortizing the deferred issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the revolving credit agreement. The adoption of ASU 2015-03 was applied retrospectively. See Note 4 for more information about the reclassification of our debt issuance costs. The debt issuance costs related to our unsecured credit facility (the "Unsecured Credit Facility") remain classified as an asset and are included in prepaid expenses and other assets, net on the consolidated balance sheets.
Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early application is permitted. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, the classification of certain items on the statement of cash flows, statutory tax withholding requirements and the accounting for forfeitures. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2016, we acquired one industrial property comprising approximately 0.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $51,489, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial property and land parcels acquired during the three months ended March 31, 2016:

	Purchase Price	Weighted Average Life (in Months)
Land (A)	$43,848	N/A
Building and Improvements	7,249	(B)
Other Assets	61	(C)
In-Place Leases	663	32
Above Market Leases	197	32
Assumed Mortgage Loan Premium (See Note 4)	(529)	44
Total Purchase Price	$51,489
Assumed Mortgage Loan (See Note 4)	(4,513)
Total Net Assets Acquired	$46,976
(A) Included in the purchase price for the three months ended March 31, 2016, is $12,864 relating to a land parcel that we acquired and transferred to a special purpose entity to facilitate a potential Section 1031 exchange under the Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange and take title to the to-be-exchanged land parcel within 180 days of the acquisition date. We determined that this special purpose entity is a variable interest entity ("VIE"), and we are the primary beneficiary. Therefore, we consolidate this entity. As of March 31, 2016, this VIE has no significant liabilities or significant cash flows.
(B) See Note 2 to the consolidated financial statements in our 2015 Form 10-K for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(C) Represents a leasing commission, which is included in prepaid expenses and other assets, net on the consolidated balance sheets and amortized over the remaining term of the lease.
Real Estate and Other Assets Held for Sale
As of March 31, 2016, we had two industrial properties comprising approximately 0.1 million square feet of GLA held for sale. See Note 12.
Sales
During the three months ended March 31, 2016, we sold five industrial properties comprising approximately 0.4 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $16,319. The gain on sale of real estate was approximately $7,251.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2016	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2016	December 31, 2015
Mortgage Loans Payable, Gross	$508,525	$564,891	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(3,625)	(3,714)
Unamortized Premiums	551	64
Mortgage Loans Payable, Net	$505,451	$561,241
Senior Unsecured Notes, Gross
2016 Notes	$—	$159,679	N/A	N/A	1/15/2016
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	101,871	101,871	5.95%	6.37%	5/15/2017
Subtotal	$205,423	$365,102
Unamortized Deferred Financing Costs	(450)	(499)
Unamortized Discounts	(134)	(146)
Senior Unsecured Notes, Net	$204,839	$364,457
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(3,863)	(4,030)
Unsecured Term Loans, Net	$456,137	$455,970
Unsecured Credit Facility (B)	$313,500	$52,500	1.58%	N/A	3/11/2019
(A) The interest rate at March 31, 2016 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $3,872 and $4,204 as of March 31, 2016 and December 31, 2015, respectively, which are included in prepaid expenses and other assets, net on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the three months ended March 31, 2016, we assumed a mortgage loan in the amount of $4,513 in conjunction with the acquisition of one industrial property, totaling approximately 0.1 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 7.35%, principal payments are amortized over 25 years and the loan matures in September 2019. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $529, which will be amortized as an adjustment to interest expense through maturity.
Additionally, during the three months ended March 31, 2016, we paid off a mortgage loan in the amount of $57,901.
As of March 31, 2016, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $676,569. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2016.

Senior Unsecured Notes, Net
During the three months ended March 31, 2016, we paid off and retired our 2016 Notes, at maturity, in the amount of $159,679.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2016	$8,571
2017	168,849
2018	168,477
2019	394,061
2020	90,857
Thereafter	656,633
Total	$1,487,448
The Unsecured Credit Facility, the Unsecured Term Loans (as defined in Note 10) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans and indentures governing our senior unsecured notes as of March 31, 2016. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2016 and December 31, 2015, the fair value of our indebtedness was as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$509,076	$537,245	$564,955	$595,964
Senior Unsecured Notes, Net	205,289	227,684	364,956	386,253
Unsecured Term Loans	460,000	460,920	460,000	460,970
Unsecured Credit Facility	313,500	313,500	52,500	52,500
Total	$1,487,865	$1,539,349	$1,442,411	$1,495,687
(A) The carrying amounts include unamortized premiums and discounts and exclude unamortized deferred financing costs.
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

5. Variable Interest Entities
During the year ended December 31, 2015, the Operating Partnership adopted ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which modified the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Other Real Estate Partnerships are variable interest entities of the Operating Partnership and the Operating Partnership is the primary beneficiary, thus causing the Other Real Estate Partnerships to be consolidated by the Operating Partnership.
In addition, the Operating Partnership is a VIE of the Company under the revised guidance and the Company is the primary beneficiary. Because the Operating Partnership was already consolidated in the balance sheets of the Company, the revised guidance has no impact on the consolidated financial statements of the Company. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no voting interest entities under prior existing guidance determined to be VIEs under the revised guidance.
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	March 31, 2016	December 31, 2015
ASSETS
Assets:
Net Investment in Real Estate	$304,246	$306,866
Other Assets, Net	20,524	20,104
Total Assets	$324,770	$326,970
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$71,415	$77,071
Other Liabilities, Net	38,404	43,103
Partners’ Capital	214,951	206,796
Total Liabilities and Partners’ Capital	$324,770	$326,970
6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Conversion of Limited Partner Units into Shares of Common Stock
For the three months ended March 31, 2016 and 2015, 9,823 and 9,825 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $98 and $95, respectively, of noncontrolling interest to the Company’s stockholders’ equity.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance as of December 31, 2015	$42,035	$41,877
Net Income	607	93
Unit Distributions	(816)	(557)
Other Comprehensive (Loss) Income (Including a Reallocation of $3 and $2)	(459)	142
Conversion of Limited Partner Units to Common Stock	(98)	(95)
Reallocation - Additional Paid-in-Capital	(47)	(34)
Balance as of March 31, 2016	$41,222	$41,426

Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance as of December 31, 2015	$1,096	$1,080
Net Income	14	26
Contributions	3	2
Distributions	(33)	—
Balance as of March 31, 2016	$1,080	$1,108
Dividends/Distributions
During the three months ended March 31, 2016, we accrued $22,005 common stock dividends and Unit distributions.
7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company and the Operating Partnership for the three months ended March 31, 2016:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2015	$(10,043)	$(10,043)	$376	$(9,667)
Other Comprehensive Loss Before Reclassifications	(14,332)	(14,332)	459	(13,873)
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,938	1,938	—	1,938
Net Current Period Other Comprehensive Loss	(12,394)	(12,394)	459	(11,935)
Balance as of March 31, 2016	$(22,437)	$(22,437)	$835	$(21,602)
The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the three months ended March 31, 2016 and 2015:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	$—	$12,990	Mark-to-Market Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	102	131	Interest Expense
Settlement Payments to our Counterparties	1,836	1,057	Interest Expense
	$1,938	$14,178	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $385 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 and 2015 Swaps (as defined in Note 10) will also be reclassified to net income. See Note 10 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$15,688	$2,373
Net Income Allocable to Participating Securities	(63)	(41)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$15,625	$2,332
Denominator (In Thousands):
Weighted Average Shares - Basic	110,793	110,310
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	192	365
Weighted Average Shares - Diluted	110,985	110,675
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.02
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator:
Net Income Available to Unitholders and Participating Securities	$16,281	$2,457
Net Income Allocable to Participating Securities	(63)	(41)
Net Income Available to Unitholders	$16,218	$2,416
Denominator (In Thousands):
Weighted Average Units - Basic	115,096	114,681
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	192	365
Weighted Average Units - Diluted	115,288	115,046
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.14	$0.02
Participating securities include 421,291 and 391,721 of unvested restricted stock or restricted Unit awards outstanding at March 31, 2016 and 2015, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the three months ended March 31, 2016, the Company awarded 308,373 shares of restricted stock awards to certain employees, which had a fair value of $6,047 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were issued based upon the achievement of certain corporate performance goals and generally vest over a period of three years. The Operating Partnership issued restricted Unit awards to the Company in the same amount for this award issuance.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2016 and 2015, we recognized $1,590 and $1,250, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the three months ended March 31, 2016, the Company granted 254,524 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards") to certain employees, which had a fair value of $2,561 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the LTIP Unit Awards is calculated based on the performance period from January 1, 2016 through December 31, 2018. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
For the three months ended March 31, 2016 and 2015, we recognized $2,963 and $2,561, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At March 31, 2016, we had $11,077 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.75 years.
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
In connection with the originations of the seven-year, $200,000 unsecured loan (the "2014 Unsecured Term Loan") and the seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan" and together with the 2014 Unsecured Term Loan, the "Unsecured Term Loans") (See Note 4) , we entered into interest rate protection agreements to manage our exposure to changes in the one month LIBOR rate. The four interest rate protection agreements, which fix the variable rate of the 2014 Unsecured Term Loan, have an aggregate notional value of $200,000, mature on January 29, 2021 and fix the LIBOR rate at a weighted average rate of 2.29% (the "2014 Swaps"). The six interest rate protection agreements, which fix the variable rate of the 2015 Unsecured Term Loan, have an aggregate notional value of $260,000, mature on September 12, 2022 and fix the LIBOR rate at a weighted average rate of 1.79% (the "2015 Swaps"). We designated the 2014 and 2015 Swaps as cash flow hedges.

In order to maintain our flexibility to pursue an offering of unsecured debt, during August 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Settled Swaps"). At origination, we designated the Settled Swaps as cash flow hedges but, during the three months ended March 31, 2015, the Settled Swaps were de-designated and the fair market value loss of $12,990 was reclassified to earnings from other comprehensive income since we determined the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective designation memos. During the year ended December 31, 2015, we made a settlement payment of $11,546 to our derivative counterparties.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2016, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 and 2015 Swaps, which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of March 31, 2016:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
2014 Swaps	$(11,808)	—	$(11,808)	—
2015 Swaps	$(9,131)	—	$(9,131)	—
There was no ineffectiveness recorded on the 2014 and 2015 Swaps during the three months ended March 31, 2016. See Note 7 for more information regarding our derivatives.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2016, we had five industrial properties totaling approximately 1.5 million square feet of GLA under construction. The estimated total investment as of March 31, 2016 is approximately $94,100. Of this amount, approximately $50,300 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
12. Subsequent Events
From April 1, 2016 to April 28, 2016, we acquired one industrial property and one land parcel for a purchase price of approximately $23,266, excluding costs incurred in conjunction with such acquisitions. During the same period, we sold five industrial properties for approximately $15,418.
Additionally, on April 5, 2016, the Company issued 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124,936. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and will be reflected in the financial statements as a general partner contribution.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to First Industrial Realty Trust, Inc. (the "Company") and its subsidiaries, including First Industrial, L.P. (the "Operating Partnership") and its consolidated subsidiaries.
Forward-Looking Statements
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

•
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2015 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the “SEC”).

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.3% ownership interest ("General Partner Units") at March 31, 2016. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.7% ("Limited Partner Units" and together with the General Partner Units, the "Units") at March 31, 2016 represents the aggregate partnership interest held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners or the members, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We also provided various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture were 15% and 10%, respectively. The Joint Ventures were accounted for under the equity method of accounting.
As of March 31, 2016, we owned 584 industrial properties located in 24 states, containing an aggregate of approximately 63.2 million square feet of gross leasable area ("GLA"). Of the 584 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Summary of Significant Transactions During the Three Months Ended March 31, 2016
During the first quarter of 2016, we completed the following significant transactions and financing activities:

•
We acquired one industrial property comprising approximately 0.1 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $51.5 million, excluding costs incurred in conjunction with the acquisitions.

•	We placed in-service one development totaling approximately 0.1 million square feet of GLA at a total cost of approximately $7.6 million.

•	We sold five industrial properties comprising approximately 0.4 million square feet of GLA for total gross sales proceeds of approximately $16.3 million.

•	We paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million.

•	We paid off a mortgage loan in the amount of $57.9 million.

•	We declared a first quarter cash dividend of $0.19 per common share or Unit, an increase of 49% from 2015.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2016 and 2015. Same store properties are properties owned prior to January 1, 2015 and held as an in-service property through March 31, 2016 and developments and redevelopments that were placed in service prior to January 1, 2015 or were substantially completed for the 12 months prior to January 1, 2015. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2014 and held as an operating property through March 31, 2016. Sold properties are properties that were sold subsequent to December 31, 2014. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2015; or b) stabilized prior to January 1, 2015. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the period between January 1, 2015 and March 31, 2016, one industrial property, comprising of approximately 0.2 million square feet of GLA, was taken out of service with the intention of demolishing the industrial property and developing a new industrial property. As a result of taking the industrial property out of service, the industrial property was reclassified from the same store classification to the other classification. During the first quarter of 2016, the industrial property was reclassified from the other classification to the (re) developments classification after the industrial property was demolished and we began developing the new industrial property. The newly developed industrial property is expected to be completed in the fourth quarter of 2016 and will return to the same store classification following a complete calendar year of in service classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Our net income was $16.3 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, the average occupancy rates of our same store properties were 94.4% and 93.1%, respectively.

	2016	2015	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$87,469	$84,406	$3,063	3.6%
Acquired Properties	2,055	—	2,055	—
Sold Properties	354	4,829	(4,475)	(92.7)%
(Re) Developments	3,102	306	2,796	913.7%
Other	487	425	62	14.6%
Total Revenues	$93,467	$89,966	$3,501	3.9%
Revenues from same store properties increased $3.1 million primarily due to an increase in occupancy as well as an increase in rental rates during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Revenues from acquired properties increased $2.1 million due to the nine industrial properties acquired subsequent to December 31, 2014 totaling approximately 2.1 million square feet of GLA. Revenues from sold properties decreased $4.5 million due to the 71 industrial properties sold subsequent to December 31, 2014 totaling approximately 4.2 million square feet of GLA. Revenues from (re)developments increased $2.8 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in occupancy related to a property acquired in 2014 and placed in service during 2015.

	2016	2015	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,377	$25,024	$(647)	(2.6)%
Acquired Properties	630	—	630	—
Sold Properties	122	2,200	(2,078)	(94.5)%
(Re) Developments	1,153	384	769	200.3%
Other	2,085	2,183	(98)	(4.5)%
Total Property Expenses	$28,367	$29,791	$(1,424)	(4.8)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2014. Property expenses from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2014. Property expenses from (re)developments increased $0.8 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense for the Company increased $0.7 million, or 10.2% and increased for the Operating Partnership by $0.7 million, or 10.4%, primarily due to an increase in compensation during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
For the three months ended March 31, 2016, we recognized $0.1 million of expense related to costs associated with acquiring industrial properties from third parties.

	2016	2015	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,908	$26,195	$(287)	(1.1)%
Acquired Properties	1,616	—	1,616	—
Sold Properties	52	1,484	(1,432)	(96.5)%
(Re) Developments	3,311	391	2,920	746.8%
Corporate Furniture, Fixtures and Equipment and Other	241	236	5	2.1%
Total Depreciation and Other Amortization	$31,128	$28,306	$2,822	10.0%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2014. Depreciation and other amortization from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2014. Depreciation and other amortization from (re)developments increased $2.9 million primarily due to accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the first quarter of 2016. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended March 31, 2016, we recognized $7.3 million of gain on sale of real estate related to the sale of five industrial properties comprising approximately 0.4 million square feet of GLA. For the three months ended March 31, 2015, we recognized $7.9 million of gain on sale of real estate related to the sale of nine industrial properties comprising of approximately 0.5 million square feet of GLA.
Interest expense decreased $0.4 million, or 2.3%, primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2016 (4.53%) as compared to the three months ended March 31, 2015 (5.07%), offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2016 ($1,483.5 million) as compared to the three months ended March 31, 2015 ($1,366.9 million).
Amortization of deferred financing costs remained relatively unchanged.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the three months ended March 31, 2015, we reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the three months ended March 31, 2015, the reclassified amount was a loss of $13.0 million recorded as mark-to-market loss on interest rate protection agreements.
Equity in income of joint ventures and the income tax provision are not significant.

Leasing Activity
The following table provides a summary of our leasing activity for the three months ended March 31, 2016. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	35	485	$5.52	17.2%	5.0	$5.78	N/A
Renewal Leases	95	3,115	$4.65	14.9%	3.5	$1.02	70.6%
Development Leases	2	208	$4.91	N/A	9.3	N/A	N/A
Total / Weighted Average	132	3,808	$4.78	15.2%	4.0	$1.66	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
During the three months ended March 31, 2016, 28 new leases commenced with free rent periods during the lease term with such leases constituting 0.4 million square feet of GLA. Total free rent concessions of $0.5 million were associated with these new leases. During the three months ended March 31, 2016, 11 renewal leases commenced with free rent periods during the lease term with such leases constituting 0.4 million square feet of GLA. Total free rent concessions of $0.3 million were associated with these renewal leases. Additionally, during the three months ended March 31, 2016, two development leases commenced with free rent periods during the lease term with such leases constituting 0.2 million square feet of GLA. Total free rent concessions of $0.7 million were associated with these development leases.
Liquidity and Capital Resources
At March 31, 2016, our cash and cash equivalents and restricted cash were approximately $3.2 million and $4.3 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $310.6 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2016.
We have considered our short-term (through March 31, 2017) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities (see Subsequent Events) or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2017) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At March 31, 2016, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.58%. As of April 28, 2016, we had approximately $381.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2016, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2016.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2016
Net cash provided by operating activities of approximately $26.8 million for the three months ended March 31, 2016 was comprised primarily of the non-cash adjustments of approximately $26.0 million and net income of approximately $16.3 million, offset by the net change in operating assets and liabilities of approximately $14.9 million and the payment of discounts associated with the retirement of debt of approximately $0.6 million. The adjustments for the non-cash items of approximately $26.0 million are primarily comprised of depreciation and amortization of approximately $34.8 million and the provision for bad debt of approximately $0.3 million, offset by the gain on sale of real estate of approximately $7.3 million and the effect of the straight-lining of rental income of approximately $1.8 million.
Net cash used in investing activities of approximately $48.4 million for the three months ended March 31, 2016 was comprised primarily of the acquisition of certain land parcels and one industrial property comprising approximately 0.1 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, offset by a decrease in escrows and the net proceeds from the sale of real estate.
During the three months ended March 31, 2016, we sold five industrial properties comprising approximately 0.4 million square feet of GLA. Proceeds from the sales of the five industrial properties, net of closing costs, were approximately $15.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2016.
Net cash provided by financing activities of approximately $20.8 million for the three months ended March 31, 2016 was comprised primarily of net proceeds from the Unsecured Credit Facility, offset by the repayments on our senior unsecured notes and mortgage loans payable, common stock and Unit distributions, payments of financing costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests.
During the three months ended March 31, 2016, we paid off a mortgage loan in the amount of $57.9 million. Additionally, we paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2016 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2016, $1,174.4 million and 78.9% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $313.5 million and 21.1% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2015, $1,389.9 million and 96.4% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $52.5 million and 3.6% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.

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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2016, we had approximately $313.5 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2016 would have increased by approximately $0.03 million based on our average outstanding floating-rate debt during the three months ended March 31, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.6 million during the three months ended March 31, 2016.
As of March 31, 2016, the estimated fair value of our debt was approximately $1,539.3 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2016, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2016 incentive compensation plan.
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and therefore may not be comparable to other similarly titled measures of other companies.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2016 and 2015.

	2016	2015
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$15,688	$2,373
Adjustments:
Depreciation and Other Amortization of Real Estate	30,956	28,136
Equity in Depreciation and Other Amortization of Joint Ventures	—	17
Non-NAREIT Compliant Gain	(7,251)	(7,930)
Non-NAREIT Compliant Gain from Joint Ventures	—	(63)
Noncontrolling Interest Share of Adjustments	(889)	(767)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$38,504	$21,766
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations, and does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, equity in income from joint ventures, income tax benefit and expense, sale of real estate and mark-to-market loss on interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2016 and 2015.

	2016	2015
	(In thousands)
Same Store Revenues	$87,469	$84,406
Same Store Property Expenses	24,377	25,024
Same Store Net Operating Income Before Same Store Adjustments	$63,092	$59,382
Same Store Adjustments:
Lease Inducement Amortization	223	197
Straight-line Rent	(76)	(2,075)
Above / Below Market Rent Amortization	(229)	(105)
Lease Termination Fees	(128)	(51)
Same Store Net Operating Income	$62,882	$57,348
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events
From April 1, 2016 to April 28, 2016, we acquired one industrial property and one land parcel for a purchase price of approximately $23.3 million, excluding costs incurred in conjunction with such acquisitions. During the same period, we sold five industrial properties for approximately $15.4 million.
Additionally, on April 5, 2016, the Company issued 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124.9 million. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and will be reflected in the financial statements as a general partner contribution.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015, except to the extent factual information disclosed elsewhere in the Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 28, 2016

EXHIBIT INDEX

Exhibits	Description

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.