Form 10-Q
period 2016-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2016-07-29
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
At July 28, 2016, 116,862,408 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2016 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2016, the Company owned an approximate 96.5% common general partnership interest in the Operating Partnership. The remaining approximate 3.5% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.5% equity interest in the Operating Partnership held by entities other than the Company are classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited) (In thousands except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$790,435	$745,912
Buildings and Improvements	2,506,179	2,511,737
Construction in Progress	31,705	36,319
Less: Accumulated Depreciation	(789,873)	(791,330)
Net Investment in Real Estate	2,538,446	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $1,171	—	2,510
Cash and Cash Equivalents	4,376	3,987
Restricted Cash	11,892	23,005
Tenant Accounts Receivable, Net	4,028	5,612
Deferred Rent Receivable, Net	65,028	62,335
Deferred Leasing Intangibles, Net	31,810	33,326
Prepaid Expenses and Other Assets, Net	72,618	76,395
Total Assets	$2,728,198	$2,709,808
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$502,838	$561,241
Senior Unsecured Notes, Net	204,891	364,457
Unsecured Term Loans, Net	456,304	455,970
Unsecured Credit Facility	148,000	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	93,751	93,699
Deferred Leasing Intangibles, Net	11,111	11,841
Rents Received in Advance and Security Deposits	40,032	40,153
Dividends and Distributions Payable	23,284	14,812
Total Liabilities	1,480,211	1,594,673
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized and 116,862,842 and 111,027,225 shares issued and outstanding)	1,169	1,111
Additional Paid-in-Capital	1,881,240	1,756,415
Distributions in Excess of Accumulated Earnings	(652,553)	(674,759)
Accumulated Other Comprehensive Loss	(26,487)	(9,667)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,203,369	1,073,100
Noncontrolling Interest	44,618	42,035
Total Equity	1,247,987	1,115,135
Total Liabilities and Equity	$2,728,198	$2,709,808
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands except per share data)
Revenues:
Rental Income	$72,271	$69,886	$144,023	$138,096
Tenant Recoveries and Other Income	20,744	20,603	42,459	42,359
Total Revenues	93,015	90,489	186,482	180,455
Expenses:
Property Expenses	26,875	27,827	55,242	57,618
General and Administrative	6,433	6,160	14,107	13,126
Acquisition Costs	155	319	219	319
Depreciation and Other Amortization	28,725	28,044	59,853	56,350
Total Expenses	62,188	62,350	129,421	127,413
Other Income (Expense):
Gain on Sale of Real Estate	36,775	2,197	44,026	10,127
Interest Expense	(14,589)	(16,363)	(30,848)	(33,005)
Amortization of Deferred Financing Costs	(782)	(764)	(1,655)	(1,510)
Mark-to-Market and Settlement Gain (Loss) on Interest Rate Protection Agreements	—	1,444	—	(11,546)
Total Other Income (Expense)	21,404	(13,486)	11,523	(35,934)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	52,231	14,653	68,584	17,108
Equity in (Loss) Income of Joint Ventures	—	(4)	—	67
Income Tax Provision	(123)	(81)	(181)	(141)
Net Income	52,108	14,568	68,403	17,034
Less: Net Income Attributable to the Noncontrolling Interest	(1,879)	(556)	(2,486)	(649)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$50,229	$14,012	$65,917	$16,385
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.43	$0.13	$0.58	$0.15
Dividends/Distributions Per Share	$0.1900	$0.1275	$0.3800	$0.2550
Weighted Average Shares Outstanding - Basic	116,191	110,348	113,492	110,329
Weighted Average Shares Outstanding - Diluted	116,558	110,683	113,771	110,679
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands)
Net Income	$52,108	$14,568	$68,403	$17,034
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(5,120)	2,658	(17,616)	(6,788)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	—	—	—	12,990
Amortization of Interest Rate Protection Agreements	96	131	198	262
Foreign Currency Translation Adjustment	—	—	—	15
Comprehensive Income	47,084	17,357	50,985	23,513
Comprehensive Income Attributable to Noncontrolling Interest	(1,707)	(662)	(1,852)	(895)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$45,377	$16,695	$49,133	$22,618
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2015	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
Issuance of Common Stock, Net of Issuance Costs	56	124,528	—	—	—	124,584
Stock Based Compensation Activity	2	2,624	(213)	—	—	2,413
Conversion of Limited Partner Units to Common Stock	—	107	—	—	(107)	—
Reallocation—Additional Paid in Capital	—	(2,434)	—	—	2,434	—
Common Stock Dividends and Unit Distributions	—	—	(43,498)	—	(1,632)	(45,130)
Net Income	—	—	65,917	—	2,486	68,403
Other Comprehensive Loss	—	—	—	(16,820)	(598)	(17,418)
Balance as of June 30, 2016	$1,169	$1,881,240	$(652,553)	$(26,487)	$44,618	$1,247,987
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$68,403	$17,034
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	49,084	46,315
Amortization of Deferred Financing Costs	1,655	1,510
Other Amortization	14,892	14,349
Provision for Bad Debt	491	600
Equity in Income of Joint Ventures	—	(67)
Gain on Sale of Real Estate	(44,026)	(10,127)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	11,546
Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	1,371	1,120
Increase in Deferred Rent Receivable	(3,303)	(3,931)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(13,889)	(3,647)
Payments of Discounts Associated with Retirement of Debt	(554)	—
Net Cash Provided by Operating Activities	74,124	74,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(71,223)	(26,474)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(67,176)	(55,157)
Net Proceeds from Sales of Investments in Real Estate	96,849	41,211
Contributions to and Investments in Joint Ventures	—	(13)
Distributions from Joint Ventures	—	126
Settlement of Interest Rate Protection Agreements	—	(11,546)
Repayments of Notes Receivable	—	2,720
Decrease in Escrows	12,457	781
Net Cash Used in Investing Activities	(29,093)	(48,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(375)	(2,152)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	124,936	—
Repurchase and Retirement of Restricted Stock	(5,230)	(2,101)
Common Stock Dividends and Unit Distributions Paid	(36,658)	(26,460)
Repayments on Mortgage Loans Payable	(63,690)	(5,996)
Repayments of Senior Unsecured Notes	(159,125)	—
Proceeds from Unsecured Credit Facility	343,000	76,000
Repayments on Unsecured Credit Facility	(247,500)	(70,000)
Net Cash Used in Financing Activities	(44,642)	(30,709)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	389	(4,359)
Cash and Cash Equivalents, Beginning of Year	3,987	9,500
Cash and Cash Equivalents, End of Year	$4,376	$5,127

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,319	$1,025
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$23,284	$14,970
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(107)	$(100)
Additional Paid-in-Capital	107	100
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,127	$295
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,518	$16,863
Write-off of Fully Depreciated Assets	$(25,543)	$(20,146)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$790,435	$745,912
Buildings and Improvements	2,506,179	2,511,737
Construction in Progress	31,705	36,319
Less: Accumulated Depreciation	(789,873)	(791,330)
Net Investment in Real Estate	2,538,446	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $1,171	—	2,510
Cash and Cash Equivalents	4,376	3,987
Restricted Cash	11,892	23,005
Tenant Accounts Receivable, Net	4,028	5,612
Deferred Rent Receivable, Net	65,028	62,335
Deferred Leasing Intangibles, Net	31,810	33,326
Prepaid Expenses and Other Assets, Net	83,174	87,110
Total Assets	$2,738,754	$2,720,523
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$502,838	$561,241
Senior Unsecured Notes, Net	204,891	364,457
Unsecured Term Loans, Net	456,304	455,970
Unsecured Credit Facility	148,000	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	93,751	93,699
Deferred Leasing Intangibles, Net	11,111	11,841
Rents Received in Advance and Security Deposits	40,032	40,153
Distributions Payable	23,284	14,812
Total Liabilities	1,480,211	1,594,673
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (116,862,842 and 111,027,225 units outstanding)	1,203,477	1,054,028
Limited Partners Units (4,295,010 and 4,305,707 units outstanding)	81,516	80,769
Accumulated Other Comprehensive Loss	(27,461)	(10,043)
Total First Industrial L.P.'s Partners’ Capital	1,257,532	1,124,754
Noncontrolling Interest	1,011	1,096
Total Partners’ Capital	1,258,543	1,125,850
Total Liabilities and Partners’ Capital	$2,738,754	$2,720,523
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands except per Unit data)
Revenues:
Rental Income	$72,271	$69,886	144,023	$138,096
Tenant Recoveries and Other Income	20,744	20,603	42,459	42,359
Total Revenues	93,015	90,489	186,482	180,455
Expenses:
Property Expenses	26,875	27,827	55,242	57,618
General and Administrative	6,433	6,062	14,107	13,011
Acquisition Costs	155	319	219	319
Depreciation and Other Amortization	28,725	28,044	59,853	56,350
Total Expenses	62,188	62,252	129,421	127,298
Other Income (Expense):
Gain on Sale of Real Estate	36,775	2,197	44,026	10,127
Interest Expense	(14,589)	(16,363)	(30,848)	(33,005)
Amortization of Deferred Financing Costs	(782)	(764)	(1,655)	(1,510)
Mark-to-Market and Settlement Gain (Loss) on Interest Rate Protection Agreements	—	1,444	—	(11,546)
Total Other Income (Expense)	21,404	(13,486)	11,523	(35,934)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	52,231	14,751	68,584	17,223
Equity in (Loss) Income of Joint Ventures	—	(4)	—	67
Income Tax Provision	(123)	(81)	(181)	(141)
Net Income	52,108	14,666	68,403	17,149
Less: Net Income Attributable to the Noncontrolling Interest	(60)	(22)	(74)	(48)
Net Income Available to Unitholders and Participating Securities	$52,048	$14,644	$68,329	$17,101
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.43	$0.13	$0.58	$0.15
Distributions Per Unit	$0.1900	$0.1275	$0.3800	$0.2550
Weighted Average Units Outstanding - Basic	120,486	114,712	117,791	114,697
Weighted Average Units Outstanding - Diluted	120,853	115,047	118,070	115,047
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands)
Net Income	$52,108	$14,666	$68,403	$17,149
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(5,120)	2,658	(17,616)	(6,788)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	—	—	—	12,990
Amortization of Interest Rate Protection Agreements	96	131	198	262
Foreign Currency Translation Adjustment	—	—	—	(26)
Comprehensive Income	$47,084	$17,455	$50,985	$23,587
Comprehensive Income Attributable to Noncontrolling Interest	(60)	(22)	(74)	(48)
Comprehensive Income Attributable to Unitholders	$47,024	$17,433	$50,911	$23,539
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2015	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
Contribution of General Partner Units, Net of Issuance Costs	124,584	—	—	—	124,584
Stock Based Compensation Activity	2,413	—	—	—	2,413
Conversion of Limited Partner Units to General Partner Units	107	(107)	—	—	—
Unit Distributions	(43,498)	(1,632)	—	—	(45,130)
Contributions from Noncontrolling Interest	—	—	—	15	15
Distributions to Noncontrolling Interest	—	—	—	(174)	(174)
Net Income	65,843	2,486	—	74	68,403
Other Comprehensive Loss	—	—	(17,418)	—	(17,418)
Balance as of June 30, 2016	$1,203,477	$81,516	$(27,461)	$1,011	$1,258,543
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$68,403	$17,149
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	49,084	46,315
Amortization of Deferred Financing Costs	1,655	1,510
Other Amortization	14,892	14,349
Provision for Bad Debt	491	600
Equity in Income of Joint Ventures	—	(67)
Gain on Sale of Real Estate	(44,026)	(10,127)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	11,546
Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	1,530	489
Increase in Deferred Rent Receivable	(3,303)	(3,931)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(13,889)	(3,633)
Payments of Discounts Associated with Retirement of Debt	(554)	—
Net Cash Provided by Operating Activities	74,283	74,200
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(71,223)	(26,474)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(67,176)	(55,157)
Net Proceeds from Sales of Investments in Real Estate	96,849	41,211
Contributions to and Investments in Joint Ventures	—	(13)
Distributions from Joint Ventures	—	126
Settlement of Interest Rate Protection Agreements	—	(11,546)
Repayments of Notes Receivable	—	2,720
Decrease in Escrows	12,457	1,306
Net Cash Used in Investing Activities	(29,093)	(47,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(375)	(2,152)
Contribution of General Partner Units	124,936	—
Repurchase and Retirement of Restricted Units	(5,230)	(2,101)
Unit Distributions Paid	(36,658)	(26,460)
Contributions from Noncontrolling Interests	15	10
Distributions to Noncontrolling Interests	(174)	(36)
Repayments on Mortgage Loans Payable	(63,690)	(5,996)
Repayments of Senior Unsecured Notes	(159,125)	—
Proceeds from Unsecured Credit Facility	343,000	76,000
Repayments on Unsecured Credit Facility	(247,500)	(70,000)
Net Cash Used in Financing Activities	(44,801)	(30,735)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	389	(4,362)
Cash and Cash Equivalents, Beginning of Year	3,987	9,485
Cash and Cash Equivalents, End of Year	$4,376	$5,109

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,319	$1,025
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$23,284	$14,970
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(107)	$(100)
General Partner Units	107	100
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,127	$295
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,518	$16,863
Write-off of Fully Depreciated Assets	$(25,543)	$(20,146)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.5% ownership interest ("General Partner Units") at June 30, 2016. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.5% ("Limited Partner Units" and together with the General Partner Units, the "Units") at June 30, 2016 represents the aggregate partnership interest held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2016, we owned 562 industrial properties located in 24 states, containing an aggregate of approximately 62.9 million square feet of gross leasable area ("GLA"). Of the 562 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2016 and December 31, 2015, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2016 and 2015. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2016 and December 31, 2015, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2016 and 2015, and our cash flows for each of the six months ended June 30, 2016 and 2015; all adjustments are of a normal recurring nature.

Reclassifications
Interest income, which was included in other income and expense on the consolidated statement of operations for the three and six months ended June 30, 2015, has been reclassified to be included in tenant recoveries and other income to conform to the 2016 presentation.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. For the real estate industry, leasing transactions are not within the scope of the new standard. A majority of our tenant-related revenue is recognized pursuant to lease agreements. The FASB has subsequently issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, the classification of certain items on the statement of cash flows, statutory tax withholding requirements and the accounting for forfeitures. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The adoption of ASU 2016-09 is not expected to impact our consolidated financial statements.

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2016, we acquired two industrial properties comprising approximately 0.3 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $74,755, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the six months ended June 30, 2016.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the six months ended June 30, 2016:

	Purchase Price	Weighted Average Life (in Months)
Land	$55,177	N/A
Building and Improvements	17,693	(A)
Other Assets	335	(B)
In-Place Leases	1,882	101
Above Market Leases	197	32
Assumed Mortgage Loan Premium (See Note 4)	(529)	44
Total Purchase Price	$74,755
Assumed Mortgage Loan (See Note 4)	(4,513)
Total Net Assets Acquired	$70,242
(A) See Note 2 to the consolidated financial statements in our 2015 Form 10-K for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(B) Represents leasing commissions, which are included in prepaid expenses and other assets, net on the consolidated balance sheets and amortized over the remaining term of each lease.
Sales
During the six months ended June 30, 2016, we sold 31 industrial properties comprising approximately 2.0 million square feet of GLA. Gross proceeds from the sales of these industrial properties were approximately $100,485. The gain on sale of real estate was approximately $44,026.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2016	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2016	December 31, 2015
Mortgage Loans Payable, Gross	$505,714	$564,891	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(3,385)	(3,714)
Unamortized Premiums	509	64
Mortgage Loans Payable, Net	$502,838	$561,241
Senior Unsecured Notes, Gross
2016 Notes	$—	$159,679	N/A	N/A	1/15/2016
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	101,871	101,871	5.95%	6.37%	5/15/2017
Subtotal	$205,423	$365,102
Unamortized Deferred Financing Costs	(407)	(499)
Unamortized Discounts	(125)	(146)
Senior Unsecured Notes, Net	$204,891	$364,457
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(3,696)	(4,030)
Unsecured Term Loans, Net	$456,304	$455,970
Unsecured Credit Facility (B)	$148,000	$52,500	1.61%	N/A	3/11/2019
(A) The interest rate at June 30, 2016 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $3,540 and $4,204 as of June 30, 2016 and December 31, 2015, respectively, which are included in prepaid expenses and other assets, net on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the six months ended June 30, 2016, we assumed a mortgage loan in the amount of $4,513 in conjunction with the acquisition of one industrial property, totaling approximately 0.1 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 7.35%, principal payments are amortized over 25 years and the loan matures in September 2019. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $529, which will be amortized as an adjustment to interest expense through maturity.
Additionally, during the six months ended June 30, 2016, we paid off a mortgage loan in the amount of $57,901.
As of June 30, 2016, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $670,417. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of June 30, 2016.

Senior Unsecured Notes, Net
During the six months ended June 30, 2016, we paid off and retired our 2016 Notes, at maturity, in the amount of $159,679.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2016	$5,760
2017	168,849
2018	168,477
2019	228,561
2020	90,857
Thereafter	656,633
Total	$1,319,137
The Unsecured Credit Facility, the Unsecured Term Loans (as defined in Note 10) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans and indentures governing our senior unsecured notes as of June 30, 2016. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At June 30, 2016 and December 31, 2015, the fair value of our indebtedness was as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$506,223	$536,323	$564,955	$595,964
Senior Unsecured Notes, Net	205,298	230,282	364,956	386,253
Unsecured Term Loans	460,000	458,481	460,000	460,970
Unsecured Credit Facility	148,000	148,000	52,500	52,500
Total	$1,319,521	$1,373,086	$1,442,411	$1,495,687
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

5. Variable Interest Entities
During the year ended December 31, 2015, the Operating Partnership adopted ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which modified the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities ("VIEs") or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Other Real Estate Partnerships are variable interest entities of the Operating Partnership and the Operating Partnership is the primary beneficiary, thus causing the Other Real Estate Partnerships to be consolidated by the Operating Partnership.
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	June 30, 2016	December 31, 2015
ASSETS
Assets:
Net Investment in Real Estate	$295,516	$306,866
Other Assets, Net	21,142	20,104
Total Assets	$316,658	$326,970
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$71,099	$77,071
Other Liabilities, Net	42,836	43,103
Partners’ Capital	202,723	206,796
Total Liabilities and Partners’ Capital	$316,658	$326,970
6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Issuance of Shares of Common Stock
During the six months ended June 30, 2016, the Company issued 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124,936. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and will be reflected in the financial statements as a general partner contribution.
Conversion of Limited Partner Units into Shares of Common Stock
For the six months ended June 30, 2016 and 2015, 10,697 and 10,395 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $107 and $100, respectively, of noncontrolling interest to the Company’s stockholders’ equity.

Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Balance as of December 31, 2015	$42,035	$41,877
Net Income	2,486	649
Unit Distributions	(1,632)	(1,113)
Other Comprehensive (Loss) Income (Including a Reallocation of $36 and $2)	(598)	248
Conversion of Limited Partner Units to Common Stock	(107)	(100)
Reallocation - Additional Paid-in-Capital	2,434	13
Balance as of June 30, 2016	$44,618	$41,574
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Balance as of December 31, 2015	$1,096	$1,080
Net Income	74	48
Contributions	15	10
Distributions	(174)	(36)
Balance as of June 30, 2016	$1,011	$1,102
Dividends/Distributions
During the six months ended June 30, 2016, we declared $45,130 common stock dividends and Unit distributions.
7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company and the Operating Partnership for the six months ended June 30, 2016:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2015	$(10,043)	$(10,043)	$376	$(9,667)
Other Comprehensive Loss Before Reclassifications	(21,267)	(21,267)	598	(20,669)
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,849	3,849	—	3,849
Net Current Period Other Comprehensive Loss	(17,418)	(17,418)	598	(16,820)
Balance as of June 30, 2016	$(27,461)	$(27,461)	$974	$(26,487)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the three and six months ended June 30, 2016 and 2015:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	$—	$—	$—	$12,990	Mark-to-Market Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	96	131	198	262	Interest Expense
Settlement Payments to our Counterparties	1,815	1,064	3,651	2,121	Interest Expense
Total	$1,911	$1,195	3,849	15,373
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $349 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 and 2015 Swaps (as defined in Note 10) will also be reclassified to net income. See Note 10 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$50,229	$14,012	$65,917	$16,385
Net Income Allocable to Participating Securities	(180)	(50)	(217)	(91)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$50,049	$13,962	$65,700	$16,294
Denominator (In Thousands):
Weighted Average Shares - Basic	116,191	110,348	113,492	110,329
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	367	335	279	350
Weighted Average Shares - Diluted	116,558	110,683	113,771	110,679
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.43	$0.13	$0.58	$0.15
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Numerator:
Net Income Available to Unitholders and Participating Securities	$52,048	$14,644	$68,329	$17,101
Net Income Allocable to Participating Securities	(180)	(50)	(217)	(91)
Net Income Available to Unitholders	$51,868	$14,594	$68,112	$17,010
Denominator (In Thousands):
Weighted Average Units - Basic	120,486	114,712	117,791	114,697
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	367	335	279	350
Weighted Average Units - Diluted	120,853	115,047	118,070	115,047
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.43	$0.13	$0.58	$0.15
Participating securities include 418,366 and 388,866 of unvested restricted stock or restricted Unit awards outstanding at June 30, 2016 and 2015, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the six months ended June 30, 2016, the Company awarded 308,373 shares of restricted stock awards to certain employees, which had a fair value of $6,047 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the six months ended June 30, 2016, the Company awarded 14,460 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2016 and 2015, we recognized $1,590 and $1,250, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the six months ended June 30, 2016, the Company granted 254,524 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards") to certain employees, which had a fair value of $2,561 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the LTIP Unit Awards is calculated based on the performance period from January 1, 2016 through December 31, 2018. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $1,507 and $1,506 for the three months ended June 30, 2016 and 2015, and $4,470 and $4,067 for the six months ended June 30, 2016 and 2015, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At June 30, 2016, we had $9,919 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.05 years.
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

Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of June 30, 2016, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 and 2015 Swaps, which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of June 30, 2016:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
2014 Swaps	$(13,318)	—	$(13,318)	—
2015 Swaps	$(12,742)	—	$(12,742)	—
There was no ineffectiveness recorded on the 2014 and 2015 Swaps during the six months ended June 30, 2016. See Note 7 for more information regarding our derivatives.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2016, we had three industrial properties totaling approximately 1.0 million square feet of GLA under construction. The estimated total investment as of June 30, 2016 is approximately $77,200. Of this amount, approximately $51,200 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
12. Subsequent Events
From July 1, 2016 to July 28, 2016, we acquired one industrial property and one land parcel for a purchase price of approximately $14,905, excluding costs incurred in conjunction with such acquisitions.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.5% ownership interest ("General Partner Units") at June 30, 2016. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.5% ("Limited Partner Units" and together with the General Partner Units, the "Units") at June 30, 2016 represents the aggregate partnership interest held by the limited partners thereof.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2016, we owned 562 industrial properties located in 24 states, containing an aggregate of approximately 62.9 million square feet of gross leasable area ("GLA"). Of the 562 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain or loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are being used to repay outstanding debt and, market conditions permitting, may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.

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
Summary of Significant Transactions During the Six Months Ended June 30, 2016
During the six months ended 2016, we completed the following significant transactions and financing activities:

•
We acquired two industrial properties comprising approximately 0.3 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $74.8 million, excluding costs incurred in conjunction with the acquisitions.

•	We placed in-service four developments totaling approximately 0.7 million square feet of GLA at a total cost of approximately $54.0 million. These developments are 100% leased at June 30, 2016.

•	We sold 31 industrial properties comprising approximately 2.0 million square feet of GLA for total gross sales proceeds of approximately $100.5 million.

•	We paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million.

•	We paid off a mortgage loan in the amount of $57.9 million.

•	We declared a first and second quarter cash dividend of $0.19 per common share or Unit per quarter, an increase of 49% from the 2015 quarterly rate.

•	The Company issued 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124.9 million.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2016 and 2015. Same store properties are properties owned prior to January 1, 2015 and held as an in-service property through June 30, 2016 and developments and redevelopments that were placed in service prior to January 1, 2015 or were substantially completed for the 12 months prior to January 1, 2015. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2014 and held as an operating property through June 30, 2016. Sold properties are properties that were sold subsequent to December 31, 2014. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2015; or b) stabilized prior to January 1, 2015. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the period between January 1, 2015 and June 30, 2016, one industrial property, comprising approximately 0.2 million square feet of GLA, was taken out of service with the intention of demolishing the industrial property and developing a new industrial property. As a result of taking the industrial property out of service, the industrial property was reclassified from the same store classification to the other classification. During the first quarter of 2016, the industrial property was reclassified from the other classification to the (re) developments classification after the industrial property was demolished and we began developing the new industrial property. The newly developed industrial property is expected to be completed in the fourth quarter of 2016 and will return to the same store classification following a complete calendar year of in service classification.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
The Company's net income was $68.4 million and $17.0 million for the six months ended June 30, 2016 and 2015, respectively. The Operating Partnership's net income was $68.4 million and $17.1 million for the six months ended June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016 and 2015, the average occupancy rates of our same store properties were 94.8% and 94.1%, respectively.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$169,560	$165,157	$4,403	2.7%
Acquired Properties	4,461	40	4,421	11,052.5%
Sold Properties	3,910	13,373	(9,463)	(70.8)%
(Re) Developments	7,505	963	6,542	679.3%
Other	1,046	922	124	13.4%
Total Revenues	$186,482	$180,455	$6,027	3.3%
Revenues from same store properties increased $4.4 million primarily due to an increase in occupancy as well as an increase in rental rates during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Revenues from acquired properties increased $4.4 million due to the 10 industrial properties acquired subsequent to December 31, 2014 totaling approximately 2.3 million square feet of GLA. Revenues from sold properties decreased $9.5 million due to the 97 industrial properties sold subsequent to December 31, 2014 totaling approximately 5.7 million square feet of GLA. Revenues from (re)developments increased $6.5 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in occupancy related to a property acquired in 2014 and placed in service during 2015.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$45,956	$47,121	$(1,165)	(2.5)%
Acquired Properties	1,337	13	1,324	10,184.6%
Sold Properties	1,485	5,564	(4,079)	(73.3)%
(Re) Developments	2,427	838	1,589	189.6%
Other	4,037	4,082	(45)	(1.1)%
Total Property Expenses	$55,242	$57,618	$(2,376)	(4.1)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $1.3 million due to properties acquired subsequent to December 31, 2014. Property expenses from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2014. Property expenses from (re)developments increased $1.6 million primarily due to developments becoming substantially complete. Other property expenses remained relatively unchanged.
General and administrative expense for the Company increased $1.0 million, or 7.5%, and increased for the Operating Partnership by $1.1 million, or 8.4%, in each case primarily due to an increase in incentive compensation, partially offset by a decrease in professional service expense during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015, we recognized $0.2 million and $0.3 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$50,373	$50,847	$(474)	(0.9)%
Acquired Properties	3,264	64	3,200	5,000.0%
Sold Properties	1,016	4,145	(3,129)	(75.5)%
(Re) Developments	4,688	821	3,867	471.0%
Corporate Furniture, Fixtures and Equipment and Other	512	473	39	8.2%
Total Depreciation and Other Amortization	$59,853	$56,350	$3,503	6.2%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.2 million due to properties acquired subsequent to December 31, 2014. Depreciation and other amortization from sold properties decreased $3.1 million due to properties sold subsequent to December 31, 2014. Depreciation and other amortization from (re) developments increased $3.9 million primarily due to accelerated depreciation on one property in Rancho Dominguez, CA that was razed during the first quarter of 2016. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the six months ended June 30, 2016, we recognized $44.0 million of gain on sale of real estate related to the sale of 31 industrial properties comprising approximately 2.0 million square feet of GLA. For the six months ended June 30, 2015, we recognized $10.1 million of gain on sale of real estate related to the sale of 12 industrial properties comprising approximately 0.9 million square feet of GLA.
Interest expense decreased $2.2 million, or 6.5%, primarily due to a decrease in the weighted average interest rate for the six months ended June 30, 2016 (4.50%) as compared to the six months ended June 30, 2015 (5.03%) and an increase in capitalized interest of $0.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the six months ended June 30, 2016 ($1,438.6 million) as compared to the six months ended June 30, 2015 ($1,363.2 million).
Amortization of deferred financing costs increased by $0.1 million, or 9.6%, primarily due to amortization related to financing costs associated with the issuance of a $260 million unsecured term loan that we entered into with a syndicate of financial institutions during September 2015, partially offset by a decrease in amortization related to the retirement of $159.7 million of senior unsecured notes in January 2016.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the six months ended June 30, 2015, we settled the interest rate protection agreements and reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the six months ended June 30, 2015, we recorded $11.5 million in mark-to-market and settlement loss on the three interest rate protection agreements.
Equity in income of joint ventures and the income tax provision are not significant.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
The Company's net income was $52.1 million and $14.6 million for the three months ended June 30, 2016 and 2015, respectively. The Operating Partnership's net income was $52.1 million and $14.7 million for the three months ended June 30, 2016 and 2015, respectively.
For the three months ended June 30, 2016 and 2015, the average occupancy rate of our same store properties were 94.8% for each three month period.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,249	$82,978	$1,271	1.5%
Acquired Properties	2,407	40	2,367	5,917.5%
Sold Properties	1,399	6,317	(4,918)	(77.9)%
(Re) Developments	4,403	657	3,746	570.2%
Other	557	497	60	12.1%
Total Revenues	$93,015	$90,489	$2,526	2.8%
Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $2.4 million due to the 10 industrial properties acquired subsequent to December 31, 2014 totaling approximately 2.3 million square feet of GLA. Revenues from sold properties decreased $4.9 million due to the 97 industrial properties sold subsequent to December 31, 2014 totaling approximately 5.7 million square feet of GLA. Revenues from (re) developments increased $3.7 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in occupancy related to a property acquired in 2014 and placed in service during 2015.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$22,391	$22,875	$(484)	(2.1)%
Acquired Properties	707	13	694	5,338.5%
Sold Properties	547	2,582	(2,035)	(78.8)%
(Re) Developments	1,274	455	819	180.0%
Other	1,956	1,902	54	2.8%
Total Property Expenses	$26,875	$27,827	$(952)	(3.4)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2014. Property expenses from sold properties decreased $2.0 million due to properties sold subsequent to December 31, 2014. Property expenses from (re)developments increased $0.8 million primarily due to developments becoming substantially complete. Other property expenses remained relatively unchanged.
General and administrative expense for the Company increased $0.3 million, or 4.4%, and increased for the Operating Partnership by $0.4 million, or 6.1%, in each case primarily due to an increase in incentive compensation, partially offset by a decrease in professional service expense during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
For the three months ended June 30, 2016 and 2015, we recognized $0.2 million and $0.3 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,114	$25,374	$(260)	(1.0)%
Acquired Properties	1,648	64	1,584	2,475.0%
Sold Properties	316	1,939	(1,623)	(83.7)%
(Re) Developments	1,377	431	946	219.5%
Corporate Furniture, Fixtures and Equipment and Other	270	236	34	14.4%
Total Depreciation and Other Amortization	$28,725	$28,044	$681	2.4%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2014. Depreciation and other amortization from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2014. Depreciation and other amortization from (re) developments increased $1.0 million primarily due to an increase in developments that were placed in service. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended June 30, 2016, we recognized $36.8 million of gain on sale of real estate related to the sale of 26 industrial properties comprising approximately 1.5 million square feet of GLA. For the three months ended June 30, 2015, we recognized $2.2 million of gain on sale of real estate related to the sale of three industrial properties comprising approximately 0.4 million square feet of GLA.
Interest expense decreased $1.8 million, or 10.8%, primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2016 (4.46%) as compared to the three months ended June 30, 2015 (4.99%) and an increase in capitalized interest of $0.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the three months ended June 30, 2016 ($1,393.8 million) as compared to the three months ended June 30, 2015 ($1,359.5 million).
Amortization of deferred financing costs remained relatively unchanged.
For the three months ended June 30, 2015, we recorded $1.4 million in mark-to-market gain on the three interest rate protection agreements settled during the quarter.
Equity in income of joint ventures and the income tax provision are not significant.

Leasing Activity
The following table provides a summary of our leasing activity for the three and six months ended June 30, 2016. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases - Second Quarter	47	652	$5.35	16.7%	5.8	$5.69	N/A
Renewal Leases - Second Quarter	77	2,755	$5.27	12.0%	3.8	$1.27	83.3%
Development / Not In Service Acquisition Leases - Second Quarter	6	675	$4.78	N/A	5.4	N/A	N/A
Second Quarter - Total / Weighted Average	130	4,082	$5.20	12.8%	4.4	$2.11	N/A

New Leases - Year to Date	82	1,137	$5.42	16.9%	5.5	$5.73	N/A
Renewal Leases - Year to Date	172	5,870	$4.94	13.4%	3.6	$1.14	75.9%
Development / Not In Service Acquisition Leases - Second Quarter	8	882	$5.02	N/A	6.3	N/A	N/A
Year to Date - Total / Weighted Average	262	7,889	$5.02	14.0%	4.2	$1.88	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and six months ended June 30, 2016, 29 and 57 new leases commenced with free rent periods during the lease term with such leases constituting 0.6 million and 1.0 million square feet of GLA, respectively. Total free rent concessions of $0.7 million and $1.2 million, respectively, were associated with these new leases. During the three and six months ended June 30, 2016, six and 17 renewal leases commenced with free rent periods during the lease term with such leases constituting 0.2 million and 0.6 million square feet of GLA, respectively. Total free rent concessions of $0.2 million and $0.5 million, respectively, were associated with these renewal leases. Additionally, during the three and six months ended June 30, 2016, five and seven development / not in service acquisition leases commenced with free rent periods during the lease term with such leases constituting 0.6 million and 0.8 million square feet of GLA, respectively. Total free rent concessions of $0.8 million and $1.5 million, respectively, were associated with these development / not in service acquisition leases.

Liquidity and Capital Resources
At June 30, 2016, our cash and cash equivalents and restricted cash were approximately $4.4 million and $11.9 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $475.4 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2016.
We have considered our short-term (through June 30, 2017) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.95% 2017 II Notes, in the aggregate principal amount of $101.9 million, are due May 15, 2017. We expect to satisfy this payment obligation prior to June 30, 2017 with borrowings under our Unsecured Credit Facility, the issuance of unsecured indebtedness or the disposition of select assets. With the exception of this payment obligation, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2017) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At June 30, 2016, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.61%. As of July 28, 2016, we had approximately $421.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2016, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2016.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2016
Net cash provided by operating activities for the Company of approximately $74.1 million (net cash provided by operating activities for the Operating Partnership of approximately $74.3 million) for the six months ended June 30, 2016 was comprised primarily of the non-cash adjustments of approximately $18.8 million and net income of approximately $68.4 million, offset by the net change in the Company's operating assets and liabilities of approximately $12.5 million (net change in the Operating Partnership's operating assets and liabilities of approximately $12.3 million) and the payment of discounts associated with the retirement of debt of approximately $0.6 million. The adjustments for the non-cash items of approximately $18.8 million are primarily comprised of depreciation and amortization of approximately $65.6 million and the provision for bad debt of approximately $0.5 million, offset by the gain on sale of real estate of approximately $44.0 million and the effect of the straight-lining of rental income of approximately $3.3 million.
Net cash used in investing activities of approximately $29.1 million for the six months ended June 30, 2016 was comprised primarily of the acquisition of certain land parcels and two industrial properties comprising approximately 0.3 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, offset by a decrease in escrows and the net proceeds from the sale of real estate.
During the six months ended June 30, 2016, we sold 31 industrial properties comprising approximately 2.0 million square feet of GLA. Proceeds from the sales of these 31 industrial properties, net of closing costs, were approximately $96.8 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2016.

Net cash used in financing activities for the Company of approximately $44.6 million (net cash used in financing activities for the Operating Partnership of approximately $44.8 million) for the six months ended June 30, 2016 was comprised primarily of the repayments on our senior unsecured notes and mortgage loans payable, common stock and Unit distributions, payments of financing and equity issuance costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests, offset by the net proceeds from the issuance of common stock or General Partner Units and net proceeds from the Unsecured Credit Facility.
During the six months ended June 30, 2016, we paid off a mortgage loan in the amount of $57.9 million. Additionally, we paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the six months ended June 30, 2016, the Company issued 5,600,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $124.9 million. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2016 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2016, $1,171.5 million or 88.8% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $148.0 million or 11.2% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2015, $1,389.9 million or 96.4% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $52.5 million or 3.6% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2016, we had approximately $148.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2016 would have increased by approximately $0.05 million based on our average outstanding floating-rate debt during the six months ended June 30, 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.1 million during the six months ended June 30, 2016.
As of June 30, 2016, the estimated fair value of our debt was approximately $1,373.1 million based on our estimate of the then-current market interest rates.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2016, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$50,229	$14,012	$65,917	$16,385
Adjustments:
Depreciation and Other Amortization of Real Estate	28,530	27,873	59,486	56,009
Equity in Depreciation and Other Amortization of Joint Ventures	—	—	—	17
Non-NAREIT Compliant Gain	(36,775)	(2,197)	(44,026)	(10,127)
Non-NAREIT Compliant Gain from Joint Ventures	—	—	—	(63)
Noncontrolling Interest Share of Adjustments	322	(969)	(567)	(1,740)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$42,306	$38,719	$80,810	$60,481

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, equity in income and loss from joint ventures, income tax benefit and expense, sale of real estate and mark-to-market and settlement gain and loss on interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Same Store Revenues	$84,249	$82,978	$169,560	$165,157
Same Store Property Expenses	22,391	22,875	45,956	47,121
Same Store Net Operating Income Before Same Store Adjustments	$61,858	$60,103	$123,604	$118,036
Same Store Adjustments:
Lease Inducement Amortization	230	208	453	401
Straight-line Rent	33	(1,593)	(94)	(3,766)
Above / Below Market Rent Amortization	(234)	(106)	(463)	(211)
Lease Termination Fees	(96)	(467)	(224)	(517)
Same Store Net Operating Income	$61,791	$58,145	$123,276	$113,943
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From July 1, 2016 to July 28, 2016, we acquired one industrial property and one land parcel for a purchase price of approximately $14.9 million, excluding costs incurred in conjunction with such acquisitions.

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
Date: July 28, 2016

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.