Form 10-K
period 2016-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2017-02-24
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $3,194.2 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2016.
At February 23, 2017, 117,274,432 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.’s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2016 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2016, the Company owned an approximate 96.7% common general partnership interest in the Operating Partnership. The remaining approximate 3.3% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.3% equity interest in the Operating Partnership held by entities other than the Company are classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2016, our in-service portfolio consisted of 215 light industrial properties, 53 R&D/flex properties, 167 bulk warehouse properties and 100 regional warehouse properties containing an aggregate of approximately 62.2 million square feet of gross leasable area ("GLA") located in 23 states. Our in-service portfolio includes all properties that have reached stabilized occupancy (generally defined as properties that are 90% leased), developed and redeveloped properties one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition or one year from the acquisition date.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% and 96.3% ownership interest ("General Partner Units") at December 31, 2016 and 2015, respectively. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% and 3.7% at December 31, 2016 and 2015, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2016, we had 161 employees.
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

•
External Growth. We seek to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties or individual properties which meet our investment parameters within our target markets; (iii) the expansion of our properties; and (iv) possible joint venture investments.

•
Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2016" under Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $625.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. As of February 23, 2017, we had approximately $384.0 million available for additional borrowings under the Unsecured Credit Facility.

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
Our operations involve various risks that could adversely affect our business, including our financial condition, our results of operations, our cash flow, our liquidity, our ability to make distributions to holders of the Company's common stock and the Operating Partnership's Units, the market price of the Company's common stock and the market value of the Units. These risks, among others contained in our other filings with the SEC, include:
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
Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations. These factors may be amplified by a disruption of financial markets or more general economic conditions.

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
We have routinely acquired properties from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations and proceeds from property sales, which may not be available. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
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
Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our property portfolio in response to changes in economic conditions or in the performance of the portfolio. This could adversely affect our financial condition and our ability to service debt and make distributions to our stockholders and Unitholders. In addition, like other companies qualifying as REITs under the Code, our ability to sell assets may be restricted by tax laws that potentially result in punitive taxation on asset sales that fail to meet certain safe harbor rules or other criteria established under case law.
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
We may be unable to renew leases or find other lessees on advantageous terms or at all.
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
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates, including any applicable alternative minimum tax. This could result in a discontinuation or substantial reduction in distributions to our stockholders and Unitholders and could reduce the cash available to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify. Additionally, since the Internal Revenue Service ("IRS"), the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and Unitholders. For example, in December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law. The Path Act contains numerous changes to prior U.S. federal income tax rules applicable to REITs.  Such changes include modifications to various rules that apply to our ownership of, and business relationship with, any taxable REIT subsidiaries (including a reduction in the maximum allowable value of our assets attributable to taxable REIT subsidiaries from 25% to 20%) which could impact our ability to enter into future investments.  The provisions enacted by the PATH Act could affect our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations.

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
We have adopted a practice relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This practice requires the Company's Board of Directors to authorize our use of derivative financial instruments to fix the interest rate on anticipated offerings of unsecured debt and to manage the interest rates on our variable rate borrowings. Our practice is that we do not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but the Company's Board of Directors may choose to change these practices in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and Unitholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.

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
The market value of the Company's common stock is based in large part upon the market’s perception of the growth potential of the Company's earnings and cash dividends. The market value of the Company's common stock is also based upon the value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than the Company's net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market’s expectations with regard to future earnings and the payment of cash dividends/distributions likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the market price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Any reduction in the market price of the Company's common stock would, in turn, reduce the market value of the Units.
We may become subject to litigation.
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
Under various federal, state and local laws, ordinances and regulations, we may, as an owner or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws, ordinances or regulations to address, among other things, climate change, will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third-parties unrelated to us.

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third-parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that may have contained or currently contain underground storage tanks used to store petroleum products, or other hazardous or toxic substances. In addition, previous or current occupants of our properties and adjacent properties may have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
We have a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities.  We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against those casualty types where we do have insurance, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur if an uninsured loss occurs, a loss in excess of insured limits occurs, or a loss is not paid due to insurer insolvency.

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
Acts of violence, including terrorist attacks could occur in the localities in which we conduct business. More generally, these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
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
The credit ratings of our senior unsecured notes are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness we may incur or preferred stock that we might issue going forward. There can be no assurance that we will be able to maintain any credit rating and, in the event any credit rating is downgraded, we could incur higher borrowing costs or may be unable to access certain or any capital markets.

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
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. Although we have no investments in joint ventures as of December 31, 2016, we may selectively develop and acquire properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances in the future. Joint venture investments, in general, involve certain risks not otherwise present with other methods of investment in real estate, including:

•	joint venturers may share certain approval rights over major decisions;

•	joint venturers might become bankrupt or otherwise fail to fund their share of any required capital commitments;

•
joint venturers might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to operate the property;

•
joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

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
General
At December 31, 2016, we owned 535 in-service industrial properties containing an aggregate of approximately 62.2 million square feet of GLA in 23 states, with a diverse base of approximately 1,500 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual base rent per square foot on a portfolio basis, calculated at December 31, 2016, was $4.90. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: light industrial, R&D/flex, bulk warehouse and regional warehouse. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.
The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space;

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space;

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space; and

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space.

The following tables summarize, by market, certain information as of December 31, 2016, with respect to the in-service properties.
In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Average Occupancy at 12/31/16
Atlanta, GA	380	6	—	—	4,077	14	924	7	5,381	27	95%
Baltimore, MD	453	8	140	4	1,580	5	96	1	2,269	18	83%
Central/Eastern PA (a)	460	11	—	—	6,107	14	712	8	7,279	33	95%
Chicago, IL	254	5	124	2	4,014	12	227	5	4,619	24	98%
Cincinnati, OH	278	5	100	2	416	2	763	5	1,557	14	97%
Cleveland, OH	—	—	—	—	1,318	7	—	—	1,318	7	100%
Dallas/Ft. Worth, TX	1,250	30	151	5	3,781	24	524	7	5,706	66	97%
Denver, CO	1,147	26	156	5	398	3	632	6	2,333	40	99%
Detroit, MI	998	37	136	3	499	4	517	12	2,150	56	100%
Houston, TX	470	8	—	—	3,009	13	444	6	3,923	27	95%
Indianapolis, IN	416	11	25	2	2,177	7	603	7	3,221	27	96%
Miami, FL	82	1	—	—	143	1	345	7	570	9	100%
Milwaukee, WI	36	1	—	—	873	4	90	1	999	6	100%
Minneapolis/St. Paul, MN	601	7	406	5	3,567	16	145	2	4,719	30	97%
Nashville, TN	164	2	—	—	979	3	—	—	1,143	5	97%
New Jersey (a)	865	15	217	4	907	3	112	1	2,101	23	98%
Orlando, FL	79	1	—	—	325	2	—	—	404	3	100%
Phoenix, AZ	39	1	—	—	1,219	7	452	7	1,710	15	86%
Salt Lake City, UT	190	6	92	5	282	1	123	1	687	13	97%
Seattle, WA	—	—	—	—	100	1	127	2	227	3	86%
Southern California (a)	773	21	—	—	4,084	15	990	15	5,847	51	99%
St. Louis, MO	404	6	192	2	1,238	2	—	—	1,834	10	95%
Tampa, FL	213	6	354	14	210	1	—	—	777	21	95%
Other (b)	24	1	—	—	1,397	6	—	—	1,421	7	92%
Total	9,576	215	2,093	53	42,700	167	7,826	100	62,195	535	96.0%
Occupancy by Industrial Property Type		94.4%		91.9%		96.2%		98.4%		96.0%
_______________

(a)
Southern California includes the markets of Los Angeles, the Inland Empire and San Diego. Central/Eastern PA includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Southern New Jersey.

(b)	Properties are located in Kansas City, MO; San Antonio, TX; Birmingham, AL; Jefferson County, KY; Greenville, KY; Fort Smith, AR and Winchester, VA.
Indebtedness
As of December 31, 2016, 152 of our 535 in-service industrial properties, with a net carrying value of $660.0 million, are pledged as collateral under our mortgage financings, totaling $498.9 million, excluding unamortized deferred financing costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page S-1 for additional information. See Subsequent Events.

Property Acquisitions
During the year ended December 31, 2016, we acquired six industrial properties and several land parcels for an aggregate purchase price of approximately $111.1 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 6.7%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent and above and below market lease amortization) and dividing it by the sum of the purchase price plus estimated costs incurred to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/16
Chicago, IL	1	121,142	Bulk Warehouse	0%
Indianapolis, IN	1	99,877	Regional Warehouse	100%
Miami, FL	1	63,389	Regional Warehouse	100%
Orlando, FL	2	324,875	Bulk Warehouse	100%
Southern California	1	99,307	Regional Warehouse	100%
	6	708,590
Development Activity
During the year ended December 31, 2016, we placed in-service 11 development projects totaling approximately 3.3 million square feet of GLA at a total estimated cost of approximately $210.1 million. Included in the total estimated cost is $18.0 million of estimated leasing costs, including tenant improvements, lease inducements and leasing commissions, less one-time reimbursements of tenant improvements. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent and lease inducement amortization) divided by the total estimated investment in the developed properties is 7.4%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/16
Atlanta, GA	1	409,559	Bulk Warehouse	100%
Central/Eastern PA	1	341,400	Bulk Warehouse	100%
Central/Eastern PA	1	243,360	Bulk Warehouse	100%
Chicago, IL	1	601,439	Bulk Warehouse	100%
Dallas/Ft. Worth, TX	1	153,200	Bulk Warehouse	100%
Dallas/Ft. Worth, TX	1	234,100	Bulk Warehouse	100%
New Jersey	1	577,200	Bulk Warehouse	100%
Phoenix, AZ	1	386,100	Bulk Warehouse	81%
Southern California	1	187,985	Bulk Warehouse	100%
Southern California	1	63,450	Regional Warehouse	100%
Southern California	1	65,600	Regional Warehouse	100%
	11	3,263,393

As of December 31, 2016, we have four development projects that are under construction totaling approximately 2.4 million square feet of GLA. The estimated total investment for the four development projects under construction is $167.2 million, of which $67.1 million has been incurred as of December 31, 2016. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Phoenix, AZ	1	618,350	Bulk Warehouse	Q1 2017
Chicago, IL	1	602,348	Bulk Warehouse	Q2 2017
Southern California	1	242,580	Bulk Warehouse	Q2 2017
Southern California	6	936,000	Bulk Warehouse, Regional Warehouse	Q4 2017
	9	2,399,278
Property Sales
During the year ended December 31, 2016, we sold 63 industrial properties comprising approximately 3.9 million square feet of GLA, at a weighted average capitalization rate of 6.9%, for total gross sales proceeds of approximately $169.9 million. The capitalization rate for the 63 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	1	152,819	Bulk Warehouse
Baltimore, MD	1	28,570	R&D/Flex
Chicago, IL	4	613,319	Bulk Warehouse, R&D/Flex
Dallas/Ft. Worth, TX	6	215,472	Bulk Warehouse, R&D/Flex, Regional Warehouse
Denver, CO	6	338,406	R&D/Flex, Regional Warehouse
Detroit, MI	15	441,968	R&D/Flex, Regional Warehouse, Light Industrial
Indianapolis, IN	2	167,080	Light Industrial
New Jersey	1	79,329	Regional Warehouse
Milwaukee, WI	6	491,058	Bulk Warehouse, R&D/Flex, Regional Warehouse, Light Industrial
St. Louis, MO	7	602,439	Bulk Warehouse, Light Industrial
Tampa, FL	12	293,362	R&D/Flex
Other (a)	2	485,798	Bulk Warehouse, Regional Warehouse
Total	63	3,909,620
_______________

(a)	Properties were located in Des Moines, IA and Horn Lake, MS.

Tenant and Lease Information
We have a diverse base of approximately 1,500 tenants engaged in a wide variety of businesses including retail, wholesale trade, distribution, manufacturing and professional services. At December 31, 2016, our leases have a weighted average lease length of 6.5 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2016, approximately 96.0% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.7% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.2% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2016. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	155	2,352	$5.60	18.7%	5.2	$5.27	N/A
Renewal Leases	292	8,968	$5.03	15.1%	3.9	$1.18	74.3%
Development / Not In Service Acquisition Leases	18	3,181	$5.15	N/A	9.1	N/A	N/A
Total / Weighted Average	465	14,501	$5.16	15.9%	5.2	$2.02	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(2)
GAAP basis rent growth is a ratio of the change in net rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) on a new or renewal lease compared to the net rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases are excluded.

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
During the year ended December 31, 2016, 101 new leases commenced with free rent periods during the lease term with such leases constituting 1.9 million square feet of GLA. Total free rent concessions of $2.5 million were associated with these new leases. During the year ended December 31, 2016, 25 renewal leases commenced with free rent periods during the lease term with such leases constituting 0.9 million square feet of GLA. Total free rent concessions of $0.7 million were associated with these renewal leases. Additionally, during the year ended December 31, 2016, 17 development and not in service acquisition leases commenced with free rent periods during the lease term with such leases constituting 3.1 million square feet of GLA. Total free rent concessions of $5.4 million were associated with these development and not in service acquisition leases.

Lease Expirations
Fundamentals for the United States industrial real estate market remained favorable in 2016, as growth in the general economy, in particular e-commerce supply chain activity, drove additional demand for space. Development of new industrial space increased in response to this growth in demand, but incremental demand continued to exceed new supply. The fourth quarter of 2016 marked the 27th consecutive quarter of positive net absorption for the overall market. These conditions resulted in continued growth in market rental rate environments in virtually all of our markets. Based on our recent experience, the favorable supply-demand balance and the 2017 forecast from a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2017, net rental rates for new leases on a cash basis on average are expected to be slightly higher than the comparative prior leases, primarily due to the improvement in market conditions as compared to the conditions prevailing when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2016.

Year of Expiration (1)	Number of Leases Expiring	GLA Expiring (2)	Percentage of GLA Expiring (2)	Annualized Base Rent Under Expiring Leases (3)	Percentage of Total Annualized Base Rent Expiring (3)
				(In thousands)
2017	228	4,114,770	7%	24,030	8%
2018	303	9,479,579	16%	46,825	16%
2019	302	9,159,777	15%	46,024	16%
2020	230	7,652,882	13%	37,714	13%
2021	194	9,205,746	16%	43,193	15%
2022	107	4,830,977	8%	22,415	8%
2023	44	2,491,433	4%	13,682	5%
2024	27	3,016,427	5%	12,845	4%
2025	29	2,798,755	5%	12,946	5%
2026	30	2,742,798	5%	12,454	4%
Thereafter	21	3,652,120	6%	17,615	6%
Total	1,515	59,145,264	100%	$289,743	100%
_______________

(1)	Includes leases that expire on or after January 1, 2017 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 2,468,967 aggregate square feet and December 31, 2016 move outs of 581,036 aggregate square feet.

(3)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2016, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	High	Low	Dividend/Distribution Declared
December 31, 2016	$28.12	$25.35	$0.1900
September 30, 2016	$29.61	$27.00	$0.1900
June 30, 2016	$27.82	$22.36	$0.1900
March 31, 2016	$22.98	$19.32	$0.1900
December 31, 2015	$23.08	$21.08	$0.1275
September 30, 2015	$21.43	$18.69	$0.1275
June 30, 2015	$21.53	$18.73	$0.1275
March 31, 2015	$22.45	$20.02	$0.1275
As of February 21, 2016, the Company had 415 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 130 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2016.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2016, the Operating Partnership did not issue any Limited Partner Units.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2016, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $113.3 million or by issuing 4,039,375 shares of the Company’s common stock.

Equity Compensation Plans
The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	510,677	$—	2,409,352
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	510,677	$—	2,409,352
Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The historical information set forth below is not necessarily indicative of future performance.

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$137.63	$174.15	$209.66	$231.28	$301.71
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
FTSE NAREIT Equity REITs	$100.00	$118.06	$120.97	$157.43	$162.46	$176.30
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
The Company

	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$378,020	$365,823	$346,709	$320,808	$307,391
Income (Loss) from Continuing Operations	125,684	76,705	23,182	4,862	(21,286)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	121,232	73,802	46,629	25,907	(22,069)
Basic Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.67	$0.18	$(0.09)	$(0.44)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	1.05	0.67	0.42	0.24	(0.24)
Diluted Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.66	$0.18	$(0.09)	$(0.44)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders	1.05	0.66	0.42	0.24	(0.24)
Dividends/Distributions Per Share	$0.76	$0.51	$0.41	$0.34	$0.00
Basic Weighted Average Shares	115,030	110,352	109,922	106,995	91,468
Diluted Weighted Average Shares	115,370	110,781	110,325	106,995	91,468
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,384,914	$3,293,968	$3,183,369	$3,119,547	$3,121,448
Total Assets	2,793,263	2,709,808	2,574,911	2,590,690	2,599,605
Indebtedness	1,347,092	1,434,168	1,342,762	1,289,986	1,326,529
Total Equity	1,284,625	1,115,135	1,090,827	1,171,219	1,145,653
Cash Flow Data:
Cash Flow From Operating Activities	$173,335	$162,149	$137,176	$125,751	$136,422
Cash Flow From Investing Activities	(110,992)	(197,074)	(69,069)	(61,313)	(42,235)
Cash Flow From Financing Activities	(56,471)	29,426	(66,166)	(61,748)	(99,407)
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities (1)	$167,811	$140,841	$127,890	$105,011	$80,640
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

The Operating Partnership

	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13	Year Ended 12/31/12
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$378,020	$365,823	$346,709	$320,808	$307,391
Income (Loss) from Continuing Operations	125,684	76,820	23,434	4,908	(21,142)
Net Income (Loss) Available to Unitholders and Participating Securities	125,547	76,682	48,704	27,033	(23,169)
Basic Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$1.05	$0.67	$0.18	$(0.09)	$(0.43)
Net Income (Loss) Available to Unitholders	1.05	0.67	0.42	0.24	(0.24)
Diluted Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$1.05	$0.66	$0.18	$(0.09)	$(0.43)
Net Income (Loss) Available to Unitholders	1.05	0.66	0.42	0.24	(0.24)
Distributions Per Unit	$0.76	$0.51	$0.41	$0.34	$0.00
Basic Weighted Average Units	119,274	114,709	114,388	111,646	96,509
Diluted Weighted Average Units	119,614	115,138	114,791	111,646	96,509
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,384,914	$3,293,968	$3,183,369	$3,119,547	$3,121,448
Total Assets	2,803,701	2,720,523	2,585,624	2,601,291	2,610,208
Indebtedness	1,347,092	1,434,168	1,342,762	1,289,986	1,326,529
Total Partners' Capital	1,295,063	1,125,850	1,101,590	1,181,817	1,156,257
Cash Flow Data:
Cash Flow From Operating Activities	$173,612	$162,286	$137,918	$126,410	$136,611
Cash Flow From Investing Activities	(110,992)	(197,074)	(69,724)	(61,926)	(42,235)
Cash Flow From Financing Activities	(56,748)	29,304	(66,253)	(61,800)	(99,567)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to: (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties; (ii) maximize tenant recoveries; and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
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

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain or loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are used to repay outstanding debt and, market conditions permitting, may be used to fund the acquisition of existing industrial properties, and the acquisition and development of new industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and our ability to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company's common stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Summary of Significant Transactions During 2016
During 2016, we completed the following significant transactions and financing activities:

•
We acquired six industrial properties comprising approximately 0.7 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $111.1 million, excluding costs incurred in conjunction with the acquisitions.

•
We placed in-service 11 development projects totaling approximately 3.3 million square feet of GLA at a total cost of approximately $210.1 million. The average occupancy of these 11 development projects is 98% at December 31, 2016.

•	We sold 63 industrial properties comprising approximately 3.9 million square feet of GLA for total gross sales proceeds of approximately $169.9 million.

•	We paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million.

•	We paid off $59.4 million in mortgage loans payable.

•	We issued 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124.9 million.

•	We declared an annual cash dividend of $0.76 per common share or Unit, an increase of 49% from 2015.

Results of Operations
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
The Company's net income was $125.7 million and $76.7 million for the years ended December 31, 2016 and 2015, respectively. The Operating Partnership's net income was $125.7 million and $76.8 million for the years ended December 31, 2016 and 2015, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2016 and 2015. Same store properties are properties owned prior to January 1, 2015 and held as an in-service property through December 31, 2016 and developments and redevelopments that were placed in service prior to January 1, 2015 or were substantially completed for the 12 months prior to January 1, 2015. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2014 and held as an operating property through December 31, 2016. Sold properties are properties that were sold subsequent to December 31, 2014. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2015; or b) stabilized prior to January 1, 2015. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the fourth quarter of 2015, one industrial property, comprising approximately 0.2 million square feet of GLA, was taken out of service with the intention of demolishing the industrial property and developing a new industrial property. As a result of taking the industrial property out of service, the results related to this industrial property were reclassified from the same store classification to the other classification. During the first quarter of 2016, the results related to this industrial property were reclassified from the other classification to the (re) developments classification after the industrial property was demolished and we began developing the new industrial property. The newly developed industrial property was completed in the fourth quarter of 2016 and will return to the same store classification following a complete calendar year of in service classification.
During the fourth quarter of 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. As a result of taking the industrial property out of service, the results related to this industrial property were reclassified from the same store classification to the (re) development classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2016 and 2015, the average occupancy rates of our same store properties were 95.9% and 95.2%, respectively.

	2016	2015	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$335,674	$324,280	$11,394	3.5%
Acquired Properties	10,367	2,189	8,178	373.6%
Sold Properties	9,429	32,222	(22,793)	(70.7)%
(Re) Developments	20,297	5,129	15,168	295.7%
Other	2,253	2,003	250	12.5%
Total Revenues	$378,020	$365,823	$12,197	3.3%
Revenues from same store properties increased $11.4 million due primarily to an increase in occupancy, rental rates and tenant recoveries. Revenues from acquired properties increased $8.2 million due to the 14 industrial properties acquired subsequent to December 31, 2014 totaling approximately 2.7 million square feet of GLA. Revenues from sold properties decreased $22.8 million due to the 129 industrial properties sold subsequent to December 31, 2014 totaling approximately 7.7 million square feet of GLA. Revenues from (re)developments increased $15.2 million due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in occupancy related to a property acquired in 2014 that was placed in service during 2015.

	2016	2015	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$91,462	$90,241	$1,221	1.4%
Acquired Properties	3,098	516	2,582	500.4%
Sold Properties	3,925	12,779	(8,854)	(69.3)%
(Re) Developments	5,240	2,122	3,118	146.9%
Other	8,599	8,970	(371)	(4.1)%
Total Property Expenses	$112,324	$114,628	$(2,304)	(2.0)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.2 million primarily due to a decrease in real estate tax refunds received in 2016 compared to 2015. Property expenses from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2014. Property expenses from sold properties decreased $8.9 million due to properties sold subsequent to December 31, 2014. Property expenses from (re)developments increased $3.1 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense for the Company increased $1.3 million, or 5.3%, and for the Operating Partnership increased $1.5 million, or 5.8%, in each case primarily due to an increase in compensation, partially offset by a decrease in professional service expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
For the years ended December 31, 2016 and 2015, we recognized $0.5 million and $1.4 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.
The impairment charge for the year ended December 31, 2015 of $0.6 million is due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	2016	2015	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$97,773	$98,691	$(918)	(0.9)%
Acquired Properties	7,085	1,782	5,303	297.6%
Sold Properties	2,767	10,036	(7,269)	(72.4)%
(Re) Developments	8,592	2,354	6,238	265.0%
Corporate Furniture, Fixtures and Equipment and Other	1,065	951	114	12.0%
Total Depreciation and Other Amortization	$117,282	$113,814	$3,468	3.0%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $5.3 million due to properties acquired subsequent to December 31, 2014. Depreciation and other amortization from sold properties decreased $7.3 million due to properties sold subsequent to December 31, 2014. Depreciation and other amortization from (re)developments increased $6.2 million primarily due to an increase in developments that were placed in service as well as accelerated depreciation on one property in Rancho Dominguez, CA that was razed during the first quarter of 2016. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the year ended December 31, 2016, we recognized $68.2 million of gain on sale of real estate related to the sale of 63 industrial properties comprising approximately 3.9 million square feet of GLA. For the year ended December 31, 2015, we recognized $48.9 million of gain on sale of real estate related to the sale of 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels.
Interest expense decreased $8.0 million, or 11.9%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2016 (4.50%) as compared to the year ended December 31, 2015 (4.99%) and an increase in capitalized interest of $1.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2016 ($1,400.5 million) as compared to the year ended December 31, 2015 ($1,399.9 million).
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
Equity in income of joint ventures is not significant.
The income tax provision increased $1.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in taxable gain from the sales of real estate from one of our TRSs.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
The Company's net income was $76.7 million and $51.0 million for the years ended December 31, 2015 and 2014, respectively. The Operating Partnership's net income was $76.8 million and $51.3 million for the years ended December 31, 2015 and 2014, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2015 and 2014. Same store properties are properties owned prior to January 1, 2014 and held as an in-service property through December 31, 2015 and developments and redevelopments that were placed in service prior to January 1, 2014 or were substantially completed for the 12 months prior to January 1, 2014. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2013 and held as an operating property through December 31, 2015. Sold properties are properties that were sold subsequent to December 31, 2013. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2014; or b) stabilized prior to January 1, 2014. Other revenues are derived from operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, fees earned from our previous joint ventures and other miscellaneous revenues. Other expenses are derived from the operations of properties not placed in service under one of the categories discussed above, operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.

During the fourth quarter of 2015, one industrial property previously classified within same store, comprising approximately 0.2 million square feet of GLA, was taken out of service and reclassified to the other classification. We intend to demolish the existing industrial property and construct a new industrial property, at which time the results related to this property will be reclassified from other to the (re) developments classification. The newly constructed property will return to the same store classification following a complete calendar year of in service classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2015 and 2014, the average occupancy rates of our same store properties were 94.2% and 93.2%, respectively.

	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$324,165	$318,420	$5,745	1.8%
Acquired Properties	8,828	2,896	5,932	204.8%
Sold Properties	13,751	24,203	(10,452)	(43.2)%
(Re) Developments	14,124	2,131	11,993	562.8%
Other	4,955	6,066	(1,111)	(18.3)%
	$365,823	$353,716	$12,107	3.4%
Discontinued Operations	—	(7,007)	7,007	(100.0)%
Total Revenues	$365,823	$346,709	$19,114	5.5%
Revenues from same store properties increased $5.7 million primarily due to an increase in occupancy as well as an increase in rental rates during the year ended December 31, 2015 as compared to December 31, 2014, partially offset by a decrease in restoration fees. Revenues from acquired properties increased $5.9 million due to the 16 industrial properties acquired subsequent to December 31, 2013 totaling approximately 3.0 million square feet of GLA. Revenues from sold properties decreased $10.5 million due to the 95 industrial properties sold subsequent to December 31, 2013 totaling approximately 5.8 million square feet of GLA. Revenues from (re)developments increased $12.0 million due to an increase in occupancy. Other revenues decreased $1.1 million due to a decrease in interest income related to the decrease in the weighted average note receivable balance outstanding, offset by an increase in occupancy related to a property acquired in 2013 that was placed in service during 2014.

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
General and administrative expense for the Company increased by $1.9 million, or 8.3%, and increased for the Operating Partnership by $2.1 million, or 9.0%, primarily due to an increase in employee compensation and incentive compensation.
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
Equity in income of joint ventures decreased $3.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from a previous joint venture.
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

•
Investment in Real Estate: We allocate purchase price of acquired properties to tangible (land, building, tenant improvements) and identified intangible assets (leasing commissions, in-place leases, tenant relationships, above and below market leases and below market ground lease obligations). Above-market and below-market lease and below market ground lease obligation values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Leasing commission, in-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

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

Liquidity and Capital Resources
At December 31, 2016, our cash and cash equivalents and restricted cash were approximately $9.9 million and $11.6 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $433.8 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2016.
We have considered our short-term (through December 31, 2017) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.95% 2017 II Notes and our 7.50% 2017 Notes, (each described in Note 4 to the Consolidated Financial Statements), in the aggregate principal amount of $101.9 million and $55.0 million, respectively, are due May 15, 2017 and December 1, 2017, respectively. Also, we have $36.1 million in mortgage loans payable outstanding at December 31, 2016 that we anticipate prepaying prior to December 31, 2017. We expect to satisfy these payment obligations on or prior to the maturity dates with borrowings under our Unsecured Credit Facility and the issuance of unsecured debt securities. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2017) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At December 31, 2016, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.77%. As of February 23, 2017 we had approximately $384.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2016, and we anticipate that we will be able to operate in compliance with our financial covenants in 2017.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2016
Net cash provided by operating activities for the Company of approximately $173.3 million (net cash provided by operating activities for the Operating Partnership of approximately $173.6 million) for the year ended December 31, 2016 was comprised primarily of the non-cash adjustments of approximately $52.9 million and net income of approximately $125.7 million, offset by the net change in the Company's operating assets and liabilities of approximately $4.7 million (net change in the Operating Partnership's operating assets and liabilities of approximately $4.4 million) and the payment of discounts associated with the retirement of debt of approximately $0.6 million. The adjustments for the non-cash items of approximately $52.9 million are primarily comprised of depreciation and amortization of approximately $127.1 million and the provision for bad debt of approximately $0.6 million, offset by the gain on sale of real estate of approximately $68.2 million and the effect of the straight-lining of rental income of approximately $6.6 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $111.0 million for the year ended December 31, 2016 was comprised primarily of the acquisition of land parcels and six industrial properties comprising approximately 0.7 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, offset by repayments on our notes receivable, a decrease in escrows (primarily related to sales proceeds held by third party intermediaries to be disbursed as we exchange into properties under Section 1031 of the Code) and the net proceeds from the sale of real estate.
During the year ended December 31, 2016, we sold 63 industrial properties comprising approximately 3.9 million square feet of GLA. Proceeds from the sales of these 63 industrial properties, net of closing costs, were approximately $163.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale in 2017.
Net cash used in financing activities for the Company of approximately $56.5 million (net cash used in financing activities for the Operating Partnership of approximately $56.7 million) for the year ended December 31, 2016 was comprised primarily of the repayments on our senior unsecured notes and mortgage loans payable, common stock and Unit distributions, payments of financing and equity issuance costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests, offset by the net proceeds from the issuance of common stock or General Partner Units and net proceeds from the Unsecured Credit Facility.
During the year ended December 31, 2016, we paid off $59.4 million in mortgage loans payable. Additionally, we paid off and retired our 2016 Notes, at maturity, in the amount of $159.7 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the year ended December 31, 2016, the Company issued 5,600,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $124.9 million. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units.

Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2016:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$30,602	$2,052	$2,024	$1,113	$25,413
Real Estate Development Costs(1)(3)	100,100	100,100	—	—	—
Long Term Debt	1,353,358	168,914	436,954	357,675	389,815
Interest Expense on Long Term Debt(1)(4)	213,972	52,901	78,060	47,811	35,200
Total	$1,698,032	$323,967	$517,038	$406,599	$450,428
_______________

(1)	Not on balance sheet.

(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $2.3 million due in the future under non-cancelable subleases.

(3)	Represents estimated remaining costs on the completion of development projects under construction.

(4)
Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate protection agreements which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements
At December 31, 2016, we had letters of credit and performance bonds outstanding amounting to $16.9 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.4 million and $1.1 million during the years ended December 31, 2016 and 2015, respectively, related to environmental expenditures. We estimate 2017 expenditures of approximately $0.3 million. We estimate that the aggregate expenditures which need to be expended in 2017 and beyond with regard to currently identified environmental issues will not exceed approximately $1.2 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, our leases have a weighted average lease length of 6.5 years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.

Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2016 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2016, $1,164.2 million or 86.0% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $189.5 million or 14.0% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2015, $1,389.9 million or 96.4% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $52.5 million or 3.6% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2016 and 2015, we had approximately $189.5 million and $52.5 million, respectively, of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2016 and 2015 would have increased by approximately $0.14 million and $0.07 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2016 and 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $6.0 million and $6.7 million during the years ended December 31, 2016 and 2015.
As of December 31, 2016 and 2015, the estimated fair value of our debt was approximately $1,384.1 million and $1,495.7 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2016 and 2015, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. During the year ended December 31, 2015, we settled certain interest rate protection agreements, which were entered into in August 2014, to maintain our flexibility to pursue an offering of unsecured debt, for a payment of $11.5 million made to our derivative counterparties. We have recognized such payment as mark-to-market and settlement loss on interest rate protection agreements. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net Income (Loss) Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$121,232	$73,802	$46,629	$25,907	$(22,069)
Adjustments:
Depreciation and Other Amortization of Real Estate	116,506	113,126	111,371	106,333	109,784
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	—	2,388	7,727	11,648
Equity in Depreciation and Other Amortization of Joint Ventures	—	17	117	273	(20)
Impairment of Depreciable Real Estate	—	626	—	—	(192)
Impairment of Depreciable Real Estate Included in Discontinued Operations	—	—	—	2,652	1,438
Gain on Sale of Depreciable Real Estate	(68,202)	(44,022)	(25,988)	(34,344)	(12,665)
Gain on Sale of Depreciable Real Estate from Joint Ventures	—	(63)	(3,346)	(111)	(902)
Gain on Change in Control of Interests	—	—	—	—	(776)
Noncontrolling Interest Share of Adjustments	(1,725)	(2,645)	(3,281)	(3,426)	(5,606)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$167,811	$140,841	$127,890	$105,011	$80,640

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(In thousands)
Same Store Revenues	$335,674	$324,280
Same Store Property Expenses	91,462	90,241
Same Store Net Operating Income Before Same Store Adjustments	$244,212	$234,039
Same Store Adjustments:
Lease Inducement Amortization	895	788
Straight-line Rent	355	(3,511)
Above / Below Market Rent Amortization	(941)	(397)
Lease Termination Fees	(396)	(800)
Same Store Net Operating Income	$244,125	$230,119
Subsequent Events
From January 1, 2017 to February 23, 2017, we sold three industrial properties for approximately $5.5 million.
From January 1, 2017 to February 23, 2017, we paid off prior to maturity mortgage loans payable in the amount of $692. Additionally, we anticipate paying off on or about March 1, 2017, $35.4 million of mortgage loans payable which were originally scheduled to mature on October 1, 2020.
On February 21, 2017, the Company and the Operating Partnership entered into a Note and Guaranty Agreement to sell up to $125.0 million of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the "2027 Private Placement Notes") and up to $75.0 million of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the "2029 Private Placement Notes") issued by the Operating Partnership in a private placement. The issuance and sale of the 2027 Private Placement Notes and the 2029 Private Placement Notes is anticipated to occur on or about April 20, 2017. Upon issuance, the 2027 Private Placement Notes and the 2029 Private Placement Notes will require semi-annual interest payments with principal due on April 20, 2027, with respect to the 2027 Private Placement Notes, and April 20, 2029, with respect to the 2029 Private Placement Notes. The 2027 Private Placement Notes and the 2029 Private Placement Notes will be unsecured obligations of the Operating Partnership and will be fully and unconditionally guaranteed by the Company.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2016, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 44 to 47 of this report, which is incorporated herein by reference.

Item 16.	Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2	Third Amended and Restated Bylaws of the Company, dated May 7, 2015 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company, filed May 7, 2015, File No. 1-13102)

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
10.45
Second Amended and Restated Unsecured Revolving Credit Agreement dated as of March 10, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 12, 2015, File No. 1-13102)

10.46
First Amendment to Unsecured Term Loan Agreement, dated as of April 29, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2015, File No. 1-13102)

10.47
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

10.48
Employment Agreement, dated August 2, 2016, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 3, 2016, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.49
Second Amendment to Second Amended and Restated Unsecured Revolving Credit Agreement, dated January 26, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.50
Second Amendment to Unsecured Term Loan Agreement, dated January 26, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.51
First Amendment to Unsecured Term Loan Agreement, dated January 26, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.52
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (the “Operating Partnership”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2017

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$794,821	$745,912
Buildings and Improvements	2,523,015	2,511,737
Construction in Progress	67,078	36,319
Less: Accumulated Depreciation	(796,492)	(791,330)
Net Investment in Real Estate	2,588,422	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,471 and $1,171	2,354	2,510
Cash and Cash Equivalents	9,859	3,987
Restricted Cash	11,602	23,005
Tenant Accounts Receivable, Net	4,757	5,612
Deferred Rent Receivable, Net	67,382	62,335
Deferred Leasing Intangibles, Net	29,499	33,326
Prepaid Expenses and Other Assets, Net	79,388	76,395
Total Assets	$2,793,263	$2,709,808
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$495,956	$561,241
Senior Unsecured Notes, Net	204,998	364,457
Unsecured Term Loans, Net	456,638	455,970
Unsecured Credit Facility	189,500	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	84,412	93,699
Deferred Leasing Intangibles, Net	10,400	11,841
Rents Received in Advance and Security Deposits	43,300	40,153
Dividends and Distributions Payable	23,434	14,812
Total Liabilities	1,508,638	1,594,673
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized and 117,107,746 and 111,027,225 shares issued and outstanding)	1,172	1,111
Additional Paid-in-Capital	1,886,771	1,756,415
Distributions in Excess of Accumulated Earnings	(641,859)	(674,759)
Accumulated Other Comprehensive Loss	(4,643)	(9,667)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,241,441	1,073,100
Noncontrolling Interest	43,184	42,035
Total Equity	1,284,625	1,115,135
Total Liabilities and Equity	$2,793,263	$2,709,808
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands, except per share data)
Revenues:
Rental Income	$289,858	$281,186	$259,609
Tenant Recoveries and Other Income	88,162	84,637	87,100
Total Revenues	378,020	365,823	346,709
Expenses:
Property Expenses	112,324	114,628	114,499
General and Administrative	26,703	25,362	23,418
Acquisition Costs	491	1,403	960
Impairment of Real Estate	—	626	—
Depreciation and Other Amortization	117,282	113,814	111,897
Total Expenses	256,800	255,833	250,774
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	68,202	48,906	(83)
Interest Expense	(59,430)	(67,424)	(72,178)
Amortization of Deferred Financing Costs	(3,219)	(3,159)	(3,098)
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	—	(11,546)	—
Loss from Retirement of Debt	—	—	(655)
Total Other Income (Expense)	5,553	(33,223)	(76,014)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	126,773	76,767	19,921
Equity in Income of Joint Ventures	—	55	3,499
Income Tax Provision	(1,089)	(117)	(238)
Income from Continuing Operations	125,684	76,705	23,182
Discontinued Operations:
Income Attributable to Discontinued Operations	—	—	1,835
Gain on Sale of Real Estate	—	—	25,988
Income from Discontinued Operations	—	—	27,823
Net Income	125,684	76,705	51,005
Less: Net Income Attributable to the Noncontrolling Interest	(4,452)	(2,903)	(1,895)
Net Income Attributable to First Industrial Realty Trust, Inc.	121,232	73,802	49,110
Less: Preferred Dividends	—	—	(1,019)
Less: Redemption of Preferred Stock	—	—	(1,462)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$121,232	$73,802	$46,629
Basic Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.67	$0.18
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$—	$0.24
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.67	$0.42

Diluted Earnings Per Share:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.66	$0.18
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$—	$0.24
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.66	$0.42
Dividends/Distributions Per Share	$0.76	$0.51	$0.41
Weighted Average Shares Outstanding - Basic	115,030	110,352	109,922
Weighted Average Shares Outstanding - Diluted	115,370	110,781	110,325
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Net Income	$125,684	$76,705	$51,005
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	4,849	(9,155)	(12,279)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 12)	—	12,990	—
Amortization of Interest Rate Protection Agreements	390	524	1,358
Foreign Currency Translation Adjustment	—	15	(93)
Comprehensive Income	130,923	81,079	39,991
Comprehensive Income Attributable to Noncontrolling Interest	(4,638)	(3,069)	(1,467)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$126,285	$78,010	$38,524
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 31, 2013	$—	$1,100	$1,817,609	$(688,594)	$(3,265)	$44,369	$1,171,219
Redemption of Preferred Stock	—	—	(73,587)	(1,462)	—	—	(75,049)
Stock Based Compensation Activity	—	4	4,880	(1,936)	—	—	2,948
Conversion of Limited Partner Units to Common Stock	—	2	2,153	—	—	(2,155)	—
Reallocation—Additional Paid-in-Capital	—	—	4	—	—	(4)	—
Common Stock Dividends and Unit Distributions	—	—	—	(45,447)	—	(1,816)	(47,263)
Preferred Dividends	—	—	—	(1,019)	—	—	(1,019)
Net Income	—	—	—	49,110	—	1,895	51,005
Reallocation—Other Comprehensive Income	—	—	—	—	(16)	16	—
Other Comprehensive Loss	—	—	—	—	(10,586)	(428)	(11,014)
Balance as of December 31, 2014	$—	$1,106	$1,751,059	$(689,348)	$(13,867)	$41,877	$1,090,827
Stock Based Compensation Activity	—	4	4,656	(2,417)	—	—	2,243
Conversion of Limited Partner Units to Common Stock	—	1	672	—	—	(673)	—
Reallocation—Additional Paid-in-Capital	—	—	28	—	—	(28)	—
Common Stock Dividends and Unit Distributions	—	—	—	(56,796)	—	(2,218)	(59,014)
Net Income	—	—	—	73,802	—	2,903	76,705
Reallocation—Other Comprehensive Income	—	—	—	—	(8)	8	—
Other Comprehensive Income	—	—	—	—	4,208	166	4,374
Balance as of December 31, 2015	$—	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
Issuance of Common Stock, Net of Issuance Costs	—	56	124,528	—	—	—	124,584
Stock Based Compensation Activity	—	2	5,516	(217)	—	—	5,301
Conversion of Limited Partner Units to Common Stock	—	3	2,859	—	—	(2,862)	—
Reallocation—Additional Paid-in-Capital	—	—	(2,547)	—	—	2,547	—
Common Stock Dividends and Unit Distributions	—	—	—	(88,115)	—	(3,203)	(91,318)
Net Income	—	—	—	121,232	—	4,452	125,684
Reallocation—Other Comprehensive Income	—	—	—	—	(29)	29	—
Other Comprehensive Income	—	—	—	—	5,053	186	5,239
Balance as of December 31, 2016	$—	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,684	$76,705	$51,005
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	95,514	92,955	93,457
Amortization of Deferred Financing Costs	3,219	3,159	3,098
Other Amortization, including Stock Based Compensation	28,403	28,359	30,218
Impairment of Real Estate	—	626	—
Provision for Bad Debt	563	954	1,425
Equity in Income of Joint Ventures	—	(55)	(3,499)
Distributions from Joint Ventures	—	—	1,881
Gain on Sale of Real Estate	(68,202)	(48,906)	(25,905)
Loss from Retirement of Debt	—	—	655
Mark-to-Market Loss on Interest Rate Protection Agreements	—	11,546	—
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	965	(2,686)	(2,582)
Increase in Deferred Rent Receivable, Net	(6,602)	(6,181)	(2,715)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,655)	5,673	452
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	(554)	—	(10,650)
Cash Book Overdraft	—	—	336
Net Cash Provided by Operating Activities	173,335	162,149	137,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(107,484)	(168,122)	(96,045)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(179,994)	(150,079)	(123,037)
Net Proceeds from Sales of Investments in Real Estate	163,435	154,024	98,472
Contributions to and Investments in Joint Ventures	—	(200)	(31)
Distributions from Joint Ventures	—	126	2,475
Settlement of Interest Rate Protection Agreements	—	(11,546)	—
Repayments of Notes Receivable	43	2,760	49,761
Decrease (Increase) in Escrows	13,008	(24,037)	(664)
Net Cash Used in Investing Activities	(110,992)	(197,074)	(69,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance and Preferred Stock Redemption Costs	(375)	(5,158)	(2,419)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	124,936	—	—
Repurchase and Retirement of Restricted Stock	(5,242)	(2,101)	(4,667)
Common Stock Dividends and Unit Distributions Paid	(82,696)	(55,811)	(45,151)
Preferred Dividends Paid	—	—	(1,471)
Redemption of Preferred Stock	—	—	(75,000)
Repayments on Mortgage Loans Payable	(70,969)	(35,004)	(77,880)
Repayments of Senior Unsecured Notes	(159,125)	—	(71,578)
Proceeds from Unsecured Term Loans	—	260,000	200,000
Proceeds from Unsecured Credit Facility	442,000	321,500	356,000
Repayments on Unsecured Credit Facility	(305,000)	(454,000)	(344,000)
Net Cash (Used in) Provided by Financing Activities	(56,471)	29,426	(66,166)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)	(18)
Net Increase (Decrease) in Cash and Cash Equivalents	5,872	(5,499)	1,941
Cash and Cash Equivalents, Beginning of Year	3,987	9,500	7,577
Cash and Cash Equivalents, End of Year	$9,859	$3,987	$9,500
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$63,600	$66,452	$70,194
Interest Expense Capitalized in Connection with Development Activity	$3,523	$2,453	$1,411
Income Taxes Paid (Refunded)	$1,358	$23	$(105)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$23,434	$14,812	$11,949
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,862)	$(673)	$(2,155)
Common Stock	3	1	2
Additional Paid-in-Capital	2,859	672	2,153
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,405	$2,090	$364
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,712	$25,747	$14,901
Write-off of Fully Depreciated Assets	$(44,080)	$(45,457)	$(44,769)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$794,821	$745,912
Buildings and Improvements	2,523,015	2,511,737
Construction in Progress	67,078	36,319
Less: Accumulated Depreciation	(796,492)	(791,330)
Net Investment in Real Estate	2,588,422	2,502,638
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,471 and $1,171	2,354	2,510
Cash and Cash Equivalents	9,859	3,987
Restricted Cash	11,602	23,005
Tenant Accounts Receivable, Net	4,757	5,612
Deferred Rent Receivable, Net	67,382	62,335
Deferred Leasing Intangibles, Net	29,499	33,326
Prepaid Expenses and Other Assets, Net	89,826	87,110
Total Assets	$2,803,701	$2,720,523
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$495,956	$561,241
Senior Unsecured Notes, Net	204,998	364,457
Unsecured Term Loans, Net	456,638	455,970
Unsecured Credit Facility	189,500	52,500
Accounts Payable, Accrued Expenses and Other Liabilities	84,412	93,699
Deferred Leasing Intangibles, Net	10,400	11,841
Rents Received in Advance and Security Deposits	43,300	40,153
Distributions Payable	23,434	14,812
Total Liabilities	1,508,638	1,594,673
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (117,107,746 and 111,027,225 units outstanding)	1,219,755	1,054,028
Limited Partners Units (4,039,375 and 4,305,707 units outstanding)	79,156	80,769
Accumulated Other Comprehensive Loss	(4,804)	(10,043)
Total First Industrial L.P.'s Partners’ Capital	1,294,107	1,124,754
Noncontrolling Interest	956	1,096
Total Partners’ Capital	1,295,063	1,125,850
Total Liabilities and Partners’ Capital	$2,803,701	$2,720,523
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands, except per Unit data)
Revenues:
Rental Income	$289,858	$281,186	$259,609
Tenant Recoveries and Other Income	88,162	84,637	87,100
Total Revenues	378,020	365,823	346,709
Expenses:
Property Expenses	112,324	114,628	114,499
General and Administrative	26,703	25,247	23,166
Acquisition Costs	491	1,403	960
Impairment of Real Estate	—	626	—
Depreciation and Other Amortization	117,282	113,814	111,897
Total Expenses	256,800	255,718	250,522
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	68,202	48,906	(83)
Interest Expense	(59,430)	(67,424)	(72,178)
Amortization of Deferred Financing Costs	(3,219)	(3,159)	(3,098)
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	—	(11,546)	—
Loss from Retirement of Debt	—	—	(655)
Total Other Income (Expense)	5,553	(33,223)	(76,014)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	126,773	76,882	20,173
Equity in Income of Joint Ventures	—	55	3,499
Income Tax Provision	(1,089)	(117)	(238)
Income from Continuing Operations	125,684	76,820	23,434
Discontinued Operations:
Income Attributable to Discontinued Operations	—	—	1,835
Gain on Sale of Real Estate	—	—	25,988
Income from Discontinued Operations	—	—	27,823
Net Income	125,684	76,820	51,257
Less: Net Income Attributable to the Noncontrolling Interest	(137)	(138)	(72)
Net Income Attributable to Unitholders	125,547	76,682	51,185
Less: Preferred Unit Distributions	—	—	(1,019)
Less: Redemption of Preferred Units	—	—	(1,462)
Net Income Available to Unitholders and Participating Securities	$125,547	$76,682	$48,704
Basic Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$1.05	$0.67	$0.18
Income from Discontinued Operations Attributable to Unitholders	$—	$—	$0.24
Net Income Available to Unitholders	$1.05	$0.67	$0.42
Diluted Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$1.05	$0.66	$0.18
Income from Discontinued Operations Attributable to Unitholders	$—	$—	$0.24
Net Income Available to Unitholders	$1.05	$0.66	$0.42

Distributions Per Unit	$0.76	$0.51	$0.41
Weighted Average Units Outstanding - Basic	119,274	114,709	114,388
Weighted Average Units Outstanding - Diluted	119,614	115,138	114,791
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Net Income	$125,684	$76,820	$51,257
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	4,849	(9,155)	(12,279)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 12)	—	12,990	—
Amortization of Interest Rate Protection Agreements	390	524	1,358
Foreign Currency Translation Adjustment	—	(26)	(93)
Comprehensive Income	$130,923	$81,153	$40,243
Comprehensive Income Attributable to Noncontrolling Interest	(137)	(138)	(72)
Comprehensive Income Attributable to Unitholders	$130,786	$81,015	$40,171
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 31, 2013	$73,587	$1,027,664	$82,833	$(3,362)	$1,095	$1,181,817
Redemption of Preferred Units	(73,587)	—	—	—	—	(73,587)
Stock Based Compensation Activity	—	2,948	—	—	—	2,948
Conversion of Limited Partner Units to General Partner Units	—	2,155	(2,155)	—	—	—
Unit Distributions	—	(45,447)	(1,816)	—	—	(47,263)
Preferred Unit Distributions	(2,481)	—	—	—	—	(2,481)
Contributions from Noncontrolling Interest	—	—	—	—	335	335
Distributions to Noncontrolling Interest	—	—	—	—	(422)	(422)
Net Income	2,481	46,809	1,895	—	72	51,257
Other Comprehensive Loss	—	—	—	(11,014)	—	(11,014)
Balance as of December 31, 2014	$—	$1,034,129	$80,757	$(14,376)	$1,080	$1,101,590
Stock Based Compensation Activity	—	2,243	—	—	—	2,243
Conversion of Limited Partner Units to General Partner Units	—	673	(673)	—	—	—
Unit Distributions	—	(56,796)	(2,218)	—	—	(59,014)
Contributions from Noncontrolling Interest	—	—	—	—	67	67
Distributions to Noncontrolling Interest	—	—	—	—	(189)	(189)
Net Income	—	73,779	2,903	—	138	76,820
Other Comprehensive Income	—	—	—	4,333	—	4,333
Balance as of December 31, 2015	$—	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
Contribution of General Partner Units, Net of Issuance Costs	—	124,584	—	—	—	124,584
Stock Based Compensation Activity	—	5,301	—	—	—	5,301
Conversion of Limited Partner Units to General Partner Units	—	2,862	(2,862)	—	—	—
Unit Distributions	—	(88,115)	(3,203)	—	—	(91,318)
Contributions from Noncontrolling Interest		—	—	—	123	123
Distributions to Noncontrolling Interest		—	—	—	(400)	(400)
Net Income	—	121,095	4,452	—	137	125,684
Other Comprehensive Income	—	—	—	5,239	—	5,239
Balance as of December 31, 2016	$—	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,684	$76,820	$51,257
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	95,514	92,955	93,457
Amortization of Deferred Financing Costs	3,219	3,159	3,098
Other Amortization, including Stock Based Compensation	28,403	28,359	30,218
Impairment of Real Estate	—	626	—
Provision for Bad Debt	563	954	1,425
Equity in Income of Joint Ventures	—	(55)	(3,499)
Distributions from Joint Ventures	—	—	1,881
Gain on Sale of Real Estate	(68,202)	(48,906)	(25,905)
Loss from Retirement of Debt	—	—	655
Mark-to-Market Loss on Interest Rate Protection Agreements	—	11,546	—
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	1,242	(2,673)	(2,039)
Increase in Deferred Rent Receivable, Net	(6,602)	(6,181)	(2,715)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,655)	5,682	399
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	(554)	—	(10,650)
Cash Book Overdraft	—	—	336
Net Cash Provided by Operating Activities	173,612	162,286	137,918
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(107,484)	(168,122)	(96,045)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(179,994)	(150,079)	(123,037)
Net Proceeds from Sales of Investments in Real Estate	163,435	154,024	98,472
Contributions to and Investments in Joint Ventures	—	(200)	(31)
Distributions from Joint Ventures	—	126	2,475
Settlement of Interest Rate Protection Agreements	—	(11,546)	—
Repayments of Notes Receivable	43	2,760	49,761
Decrease (Increase) in Escrows	13,008	(24,037)	(1,319)
Net Cash Used in Investing Activities	(110,992)	(197,074)	(69,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance and Preferred Unit Redemption Costs	(375)	(5,158)	(2,419)
Contribution of General Partner Units	124,936	—	—
Repurchase and Retirement of Restricted Units	(5,242)	(2,101)	(4,667)
Unit Distributions Paid	(82,696)	(55,811)	(45,151)
Preferred Unit Distributions Paid	—	—	(1,471)
Redemption of Preferred Units	—	—	(75,000)
Contributions from Noncontrolling Interests	123	67	335
Distributions to Noncontrolling Interests	(400)	(189)	(422)
Repayments on Mortgage Loans Payable	(70,969)	(35,004)	(77,880)
Repayments of Senior Unsecured Notes	(159,125)	—	(71,578)
Proceeds from Unsecured Term Loans	—	260,000	200,000

Proceeds from Unsecured Credit Facility	442,000	321,500	356,000
Repayments on Unsecured Credit Facility	(305,000)	(454,000)	(344,000)
Net Cash (Used in) Provided by Financing Activities	(56,748)	29,304	(66,253)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(14)	(18)
Net Increase (Decrease) in Cash and Cash Equivalents	5,872	(5,484)	1,941
Cash and Cash Equivalents, Beginning of Year	3,987	9,485	7,562
Cash and Cash Equivalents, End of Year	$9,859	$3,987	$9,485
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$63,600	$66,452	$70,194
Interest Expense Capitalized in Connection with Development Activity	$3,523	$2,453	$1,411
Income Taxes Paid (Refunded)	$1,358	$23	$(105)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$23,434	$14,812	$11,949
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,862)	$(673)	$(2,155)
General Partner Units	2,862	673	2,155
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$5,405	$2,090	$364
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,712	$25,747	$14,901
Write-off of Fully Depreciated Assets	$(44,080)	$(45,457)	$(44,769)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and Unit data)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% and 96.3% ownership interest ("General Partner Units") at December 31, 2016 and 2015, respectively. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% and 3.7% at December 31, 2016 and 2015, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units") .
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2016, we owned 537 industrial properties located in 23 states, containing an aggregate of approximately 62.3 million square feet of gross leasable area ("GLA"). Of the 537 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014 include the accounts and operating results of the Company and the Operating Partnership. Such financial statements present noncontrolling equity interests in joint ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2016 and 2015, and the reported amounts of revenues and expenses for each of the years ended December 31, 2016, 2015 and 2014. Actual results could differ from those estimates.
Reclassifications
Interest income, which was included in other income and expense on the consolidated statement of operations for the years ended December 31, 2015 and 2014, has been reclassified to be included in tenant recoveries and other income to conform to the presentation of the same data as reported for the year ended December 31, 2016.
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
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss based upon the estimated fair value of the property or group of properties. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property or group of properties previously classified as held for sale, we will reclassify the properties as held and used. Properties are measured at the lower of their carrying amounts (adjusted for any depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
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
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	5 to 20
Furniture, Fixtures and Equipment	3 to 10
Tenant Improvements	Lease Term
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
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2016	December 31, 2015
In-Place Leases	$17,529	$19,438
Above Market Leases	2,373	2,520
Below Market Ground Lease Obligation	1,733	1,778
Tenant Relationships	7,864	9,590
Total Included in Total Assets, Net of $27,336 and $26,432 of Accumulated Amortization	$29,499	$33,326
Below Market Leases	$10,400	$11,841
Total Included in Total Liabilities, Net of $10,193 and $8,911 of Accumulated Amortization	$10,400	$11,841
Amortization expense related to in-place leases and tenant relationships, exclusive of amortization expense related to in-place leases and tenant relationships included in discontinued operations, was $6,717, $6,326 and $6,239 for the years ended December 31, 2016, 2015 and 2014, respectively. Rental revenues increased by $996, $462 and $925 related to net amortization of above and below market leases, exclusive of net amortization related to above and below market leases included in discontinued operations for the year ended December 31, 2014. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2016 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2017	$5,860	$961
2018	$4,119	$817
2019	$3,251	$828
2020	$2,700	$754
2021	$2,069	$740
Foreign Currency Transactions and Translation
The assets and liabilities of our operations in Canada were translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts were translated using the average exchange rate for the period. The resulting translation adjustments were included in accumulated other comprehensive income. We sold our sole remaining real estate asset located in Canada during the year ended December 31, 2014.

Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.
Effective January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amended the presentation of debt issuance costs on a consolidated balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. We applied ASU 2015-03 retrospectively. The debt issuance costs related to the unsecured credit facility remain classified as an asset and are included in prepaid expenses and other assets on the consolidated balance sheets.
Investments in Joint Ventures
Investments in joint ventures represented noncontrolling equity or limited partnership interests in joint ventures. We accounted for investments in joint ventures under the equity method of accounting, as we did not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). In order to assess whether consolidation of a VIE is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.
Under the equity method of accounting, our share of earnings or losses of joint ventures was reflected in income as earned and contributions or distributions increased or decreased our investments in joint ventures as paid or received, respectively. Differences between our carrying value of our investments in joint ventures and our underlying equity of such joint ventures was amortized over the respective lives of the underlying assets. During the year ended 2015, the joint venture in which we held a noncontrolling equity interest, sold it's last remaining industrial property.
Limited Partner Units
Limited Partner Units are reported within Partners’ Capital in the Operating Partnership's balance sheet as of December 31, 2016 and 2015 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2016, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company’s common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income, net of preferred stock dividends or preferred Unit distributions and redemption of preferred stock or preferred Units, is allocated to common stockholders or Unitholders and participating securities based upon their proportionate share of weighted average shares or Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock or restricted Unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock or Units. See Note 8 for further disclosure about participating securities.

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
We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $528 and $1,515 as of December 31, 2016 and 2015, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,694 and $2,669 as of December 31, 2016 and 2015, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.
Gain on Sale of Real Estate
Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income. Estimated future costs to be incurred by us after completion of each sale are accrued and included in the determination of the gain on sales.
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
We may also be subject to certain federal excise and franchise taxes if we engage in certain types of transactions. A benefit or provision has been made for federal, state and local income taxes in the accompanying consolidated financial statements. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Earnings Per Share and Earnings Per Unit ("EPS" and "EPU")
Basic net income per common share or Unit is computed by dividing net income available to common shareholders or Unitholders by the weighted average number of common shares or Units outstanding for the period.
Diluted net income per common share or Unit is computed by dividing net income available to common shareholders or Unitholders by the sum of the weighted average number of common shares or Units outstanding and any dilutive non-participating securities for the period.

Derivative Financial Instruments
Historically, we have used interest rate protection agreements ("Agreements") to fix the interest rate on anticipated offerings of senior unsecured notes. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income whereas mark-to-market gains and losses on Agreements which do not qualify for hedge accounting are recognized in net income immediately. Amounts accumulated in other comprehensive income (loss) during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income. The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the fair value of Agreements, not the notional amounts.
Fair Value
GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. The guidance establishes a hierarchy for inputs used in measuring fair value based on observable and unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions of pricing the asset or liability based on the best information available in the circumstances. We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. The fair value hierarchy consists of the following three broad levels:

•	Level 1 - quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date;

•	Level 2 - inputs other than quoted prices within Level 1 that are either directly or indirectly observable for the asset or liability; and

•	Level 3 - unobservable inputs in which little or no market data exists for the asset or liability.
Our assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize on disposition.
Discontinued Operations and Assets Held for Sale
Effective January 1, 2015, we adopted ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") for all properties not previously sold. ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Going forward, we expect the majority of our property dispositions will not qualify as discontinued operations and the results of the dispositions, including the gain on sale of real estate, will be presented in income from continuing operations.
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
We classify certain properties and related assets and liabilities as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell.
Segment Reporting
Management views the Company, inclusive of the Operating Partnership, as a single segment based on its method of internal reporting.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. Under ASU 2016-02, we will be required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. We are a lessee on certain ground and operating leases as disclosed in Note 14. Due to the length of lease terms of some of these ground and operating leases, we expect to record a right-of-use asset and lease liability upon adoption of this standard. ASU 2016-02 also requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are continuing the process of evaluating and quantifying the effect that ASU 201-02 will have on our consolidated financial statements and related disclosures. We plan to adopt ASU 2016-02 on January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of our revenues, are a specific scope exception, certain of our revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed above) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. ASU 2014-09 provides the option of using a full retrospective or a modified retrospective approach. We have not decided which method of adoption we will use. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations and we plan to adopt the standard January 1, 2018.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 intends to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, the classification of certain items on the statement of cash flows, statutory tax withholding requirements and the accounting for forfeitures. The adoption of ASU 2016-09 is not expected to impact our consolidated financial statements.We plan to adopt ASU 2016-02 on January 1, 2017.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires, among other things, the use of a new current expected credit loss ("CECL") model in determining our allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable and notes receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. ASU 2016-13 is effective for annual periods beginning after December 15, 2019. We are in the process of evaluating ASU 2016-13.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with retrospective application required. We expect ASU 2016-15 to impact the presentation of our consolidated statement of cash flows and we will adopt on January 1, 2018.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017. We expect ASU 2016-18 to impact the presentation of our consolidated statement of cash flows and we will adopt on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 and is to be applied prospectively on or after the effective date. We plan to adopt ASU 2017-01 on January 1, 2017 and we anticipate that our acquisitions of real estate in the future will generally not meet the definition of a business combination and accordingly transaction costs which have historically been expensed, will be capitalized as part of the basis of the real estate assets acquired.
3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties from third parties for the years ended December 31, 2016, 2015 and 2014. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for 2016, 2015 or 2014.

	Year Ended December 31,
	2016	2015	2014
Number of Industrial Properties Acquired	6	8	8
GLA (in millions)	0.7	1.9	1.1
Purchase Price (A)	$111,130	$169,218	$95,692
(A) Purchase price includes the acquisition of several land parcels for the years ended 2016, 2015 and 2014 and excludes closing costs incurred with the acquisition of the industrial properties and land parcels.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Purchase Price	Weighted Average Life (in Months)	Purchase Price	Weighted Average Life (in Months)
Land	$70,380	N/A	$52,954	N/A
Building and Improvements	37,031	(A)	107,106	(A)
Other Assets	781	(B)	2,562	(B)
In-Place Leases	3,253	75	7,124	84
Above Market Leases	214	33	—	N/A
Below Market Leases	—	N/A	(528)	62
Assumed Mortgage Loan Premium (See Note 4)	(529)	44	—	N/A
Total Purchase Price	$111,130		$169,218
Assumed Mortgage Loan (See Note 4)	(4,513)
Total Net Assets Acquired	$106,617
(A) See Note 2 for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(B) Represents leasing commissions, which are included in prepaid expenses and other assets on the consolidated balance sheets and amortized over the remaining term of each lease.
Real Estate Held for Sale
As of December 31, 2016, we had three industrial properties comprising approximately 0.1 million square feet of GLA held for sale.

Sales and Discontinued Operations
The following table summarizes our property dispositions for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Number of Industrial Properties Sold	63	66	29
GLA (in millions)	3.9	3.8	2.0
Gross Proceeds from the Sale of Real Estate (A)	$169,911	$158,429	$102,596
Gain on Sale of Real Estate (A)	$68,202	$48,906	$25,905
(A) Gross proceeds from the sale of real estate and gain on sale of real estate includes the sale of several land parcels for years ended December 31, 2015 and 2014.
The 29 industrial properties sold during the year ended December 31, 2014 meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 29 industrial properties sold are included in discontinued operations. The results of operations and loss on sale of real estate for the several land parcels, which do not meet the criteria to be included in discontinued operations, are included in continuing operations. As discussed in Note 2, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the years ended ended December 31, 2016 and 2015 that met the criteria to be classified as discontinued operations.
The following table discloses the components of our discontinued operations for the year ended December 31, 2014:

Year Ended December 31, 2014
Total Revenues	$7,007
Property Expenses	(2,784)
Depreciation and Amortization	(2,388)
Gain on Sale of Real Estate	25,988
Income from Discontinued Operations	$27,823
Impairment Charge
The impairment charge of $626 recorded during the year ended December 31, 2015 was due to marketing certain industrial properties for sale and our assessment of the likelihood and timing of a potential sale transaction. The fair market values were determined using third party offers. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value and fall into Level 3 of the fair value hierarchy.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2016	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2016	December 31, 2015
Mortgage Loans Payable, Gross	$498,435	$564,891	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(2,905)	(3,714)
Unamortized Premiums	426	64
Mortgage Loans Payable, Net	$495,956	$561,241
Senior Unsecured Notes, Gross
2016 Notes	$—	$159,679	N/A	N/A	1/15/2016
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	101,871	101,871	5.95%	6.37%	5/15/2017
Subtotal	$205,423	$365,102
Unamortized Deferred Financing Costs	(320)	(499)
Unamortized Discounts	(105)	(146)
Senior Unsecured Notes, Net	$204,998	$364,457
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(3,362)	(4,030)
Unsecured Term Loans, Net	$456,638	$455,970
Unsecured Credit Facility (B)	$189,500	$52,500	1.77%	N/A	3/11/2019
(A) The interest rate at December 31, 2016 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $2,876 and $4,204 as of December 31, 2016 and 2015, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the years ended December 31, 2016 and 2015, we paid off mortgage loans in the amount of $59,420 and $22,910, respectively. In connection with the mortgage loans paid off during the year ended December 31, 2016, we recognized $79 as loss from retirement of debt, which is included in general and administrative expense.
During the year ended December 31, 2016, we assumed a mortgage loan in the amount of $4,513 in conjunction with the acquisition of one industrial property, totaling approximately 0.1 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 7.35%, principal payments are amortized over 25 years and the loan matures in September 2019. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $529, which will be amortized as an adjustment to interest expense through maturity.
As of December 31, 2016, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $659,987. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2016.

Senior Unsecured Notes, Net
During the year ended December 31, 2016, we paid off and retired our 2016 Notes (as described in the table above), at maturity, in the amount of $159,679.
Unsecured Term Loans, Net
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "2014 Unsecured Term Loan") with a syndicate of financial institutions. At December 31, 2016, the 2014 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 170 basis points.
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan"; together with the 2014 Unsecured Term Loan, the "Unsecured Term Loans") with a syndicate of financial institutions. At December 31, 2016, the 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 160 basis points. The interest rates on the Unsecured Term Loans vary based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Unsecured Credit Facility
On March 10, 2015, we amended and restated our $625,000 unsecured revolving credit agreement (the "Old Credit Facility") with a new $625,000 unsecured revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $900,000, subject to certain restrictions. The Unsecured Credit Facility matures on March 11, 2019 with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2016, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 115 basis points. The interest rate on the Unsecured Credit Facility varies based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of December 31, and thereafter:

Amount
2017	$168,914
2018	166,893
2019	270,061
2020	90,857
2021	266,818
Thereafter	389,815
Total	$1,353,358
The Unsecured Credit Facility, the Unsecured Term Loans and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans and indentures governing our senior unsecured notes as of December 31, 2016. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At December 31, 2016 and 2015, the fair value of our indebtedness was as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$498,861	$513,540	$564,955	$595,964
Senior Unsecured Notes, Net	205,318	222,469	364,956	386,253
Unsecured Term Loans	460,000	458,602	460,000	460,970
Unsecured Credit Facility	189,500	189,500	52,500	52,500
Total	$1,353,679	$1,384,111	$1,442,411	$1,495,687
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
5. Variable Interest Entities
The Other Real Estate Partnerships are VIEs of the Operating Partnership and the Operating Partnership is the primary beneficiary, thus causing the Other Real Estate Partnerships to be consolidated by the Operating Partnership. In addition, the Operating Partnership is a VIE of the Company and the Company is the primary beneficiary.
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	December 31, 2016	December 31, 2015
ASSETS
Assets:
Net Investment in Real Estate	$278,398	$306,866
Other Assets, Net	24,719	20,104
Total Assets	$303,117	$326,970
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$70,366	$77,071
Other Liabilities, Net	25,392	43,103
Partners’ Capital	207,359	206,796
Total Liabilities and Partners’ Capital	$303,117	$326,970

6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Operating Partnership Units
The Operating Partnership has issued General Partner Units, Limited Partner Units and preferred general partnership Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2016, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $113,304 or by issuing 4,039,375 shares of the Company’s common stock. The preferred general partnership Units result from preferred capital contributions from the Company. The Operating Partnership is required to make all required distributions on the preferred general partnership Units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the Limited Partner Units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Operating Partnership or to amend the provisions of the partnership agreement which requires such consent.
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
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2016 and 2015, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
For the years ended December 31, 2016, 2015 and 2014, 266,332, 68,930 and 222,676 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $2,862, $673 and $2,155, respectively, of noncontrolling interest to the Company’s stockholders’ equity.
During the year ended December 31, 2016, the Company issued 5,600,000 shares of the Company’s common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124,936. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
On March 13, 2014, we entered into distribution agreements with sales agents to sell up to 13,300,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2014 ATM"). During the years ended December 31, 2016, 2015 and 2014, the Company did not issue any shares of common stock under the 2014 ATM. Under the terms of the 2014 ATM, sales are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including unvested restricted stock or restricted Unit awards (see Note 11), for the three years ended December 31, 2016:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2013	109,980,850	114,578,163
Vesting of LTIP Unit Awards (As Defined in Note 11)	219,695	219,695
Issuance of Restricted Stock/Restricted Unit Awards	319,055	319,055
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(141,410)	(141,410)
Conversion of Limited Partner Units	222,676	—
Balance at December 31, 2014	110,600,866	114,975,503
Vesting of LTIP Unit Awards (As Defined in Note 11)	224,990	224,990
Issuance of Restricted Stock/Restricted Unit Awards	234,360	234,360
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(101,921)	(101,921)
Conversion of Limited Partner Units	68,930	—
Balance at December 31, 2015	111,027,225	115,332,932
Issuance of Common Stock/Contribution of General Partner Units	5,600,000	5,600,000
Issuance of Restricted Stock/Restricted Unit Awards	322,833	322,833
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(108,644)	(108,644)
Conversion of Limited Partner Units	266,332	—
Balance at December 31, 2016	117,107,746	121,147,121

Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2016 Total Dividend/ Distribution	2015 Total Dividend/ Distribution	2014 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$91,318	$59,014	$47,263
Series F Preferred Stock/Units (A) (B)	N/A	N/A	$566
Series G Preferred Stock/Units (A)	N/A	N/A	$453
_______________

(A)
See the "Preferred Stock or General Partner Preferred Units" section for the redemptions and discussion of pro-rated dividends/distributions for all series of preferred stock or general partner preferred Units occurring during the year ended December 31, 2014.

(B)	The coupon rate of our Series F Preferred Stock or Series F Preferred Units was variable. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company for the years ended December 31, 2016 and 2015:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Comprehensive Loss Attributable to Noncontrolling Interest	Total
Balance as of December 31, 2014	$(14,402)	$(15)	$550	$(13,867)
Other Comprehensive (Loss) Income Before Reclassifications	(14,684)	15	(174)	(14,843)
Amounts Reclassified from Accumulated Other Comprehensive Loss	19,043	—	—	19,043
Net Current Period Other Comprehensive Income	4,359	15	(174)	4,200
Balance as of December 31, 2015	$(10,043)	$—	$376	$(9,667)
Other Comprehensive Loss Before Reclassifications	(2,274)	—	(215)	(2,489)
Amounts Reclassified from Accumulated Other Comprehensive Loss	7,513	—	—	7,513
Net Current Period Other Comprehensive Income	5,239	—	(215)	5,024
Balance as of December 31, 2016	$(4,804)	$—	$161	$(4,643)
The following table summarizes the changes in accumulated other comprehensive loss by component for the Operating Partnership for the years ended December 31, 2016 and 2015:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(14,402)	$26	$(14,376)
Other Comprehensive Loss Before Reclassifications	(14,684)	(26)	(14,710)
Amounts Reclassified from Accumulated Other Comprehensive Loss	19,043	—	19,043
Net Current Period Other Comprehensive Income (Loss)	4,359	(26)	4,333
Balance as of December 31, 2015	$(10,043)	$—	$(10,043)
Other Comprehensive Loss Before Reclassifications	(2,274)	—	(2,274)
Amounts Reclassified from Accumulated Other Comprehensive Loss	7,513	—	7,513
Net Current Period Other Comprehensive Income	5,239	—	5,239
Balance as of December 31, 2016	$(4,804)	$—	$(4,804)

The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the years ended December 31, 2016, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreement	$—	$12,990	$—	Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	390	524	1,358	Interest Expense
Settlement Payments to our Counterparties	7,123	5,529	3,991	Interest Expense
	$7,513	$19,043	5,349	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $204 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 12) will also be reclassified to net income. See Note 12 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit (EPS/EPU)
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator:
Income from Continuing Operations	$125,684	$76,705	$23,182
Noncontrolling Interest Allocable to Continuing Operations	(4,452)	(2,903)	(813)
Income from Continuing Operations Allocable to Participating Securities	(411)	(248)	(75)
Income from Continuing Operations Attributable to First Industrial Realty Trust, Inc.	120,821	73,554	22,294
Preferred Dividends	—	—	(1,019)
Redemption of Preferred Stock	—	—	(1,462)
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$120,821	$73,554	$19,813
Income from Discontinued Operations	$—	$—	$27,823
Noncontrolling Interest Allocable to Discontinued Operations	—	—	(1,082)
Income from Discontinued Operations Allocable to Participating Securities	—	—	(100)
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$—	$—	$26,641
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$121,232	$73,802	$46,629
Net Income Allocable to Participating Securities	(411)	(248)	(175)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$120,821	$73,554	$46,454
Denominator (In Thousands):
Weighted Average Shares - Basic	115,030	110,352	109,922
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 11)	340	429	403
Weighted Average Shares - Diluted	115,370	110,781	110,325
Basic EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.67	$0.18
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$—	$0.24
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.67	$0.42
Diluted EPS:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.66	$0.18
Income from Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$—	$—	$0.24
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.05	$0.66	$0.42

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator:
Income from Continuing Operations	$125,684	$76,820	$23,434
Noncontrolling Interest Allocable to Continuing Operations	(137)	(138)	(62)
Income from Continuing Operations Allocable to Participating Securities	(410)	(248)	(75)
Income from Continuing Operations Attributable to Unitholders	125,137	76,434	23,297
Preferred Unit Distributions	—	—	(1,019)
Redemption of Preferred Units	—	—	(1,462)
Income from Continuing Operations Available to Unitholders	$125,137	$76,434	$20,816
Income from Discontinued Operations	$—	$—	$27,823
Noncontrolling Interest Allocable to Discontinued Operations	—	—	(10)
Income from Discontinued Operations Allocable to Participating Securities	—	—	(100)
Income from Discontinued Operations Attributable to Unitholders	$—	$—	$27,713
Net Income Available to Unitholders and Participating Securities	$125,547	$76,682	$48,704
Net Income Allocable to Participating Securities	(410)	(248)	(175)
Net Income Available to Unitholders	$125,137	$76,434	$48,529
Denominator (In Thousands):
Weighted Average Units - Basic	119,274	114,709	114,388
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 11)	340	429	403
Weighted Average Units - Diluted	119,614	115,138	114,791
Basic EPU:
Income from Continuing Operations Available to Unitholders	$1.05	$0.67	$0.18
Income from Discontinued Operations Attributable to Unitholders	$—	$—	$0.24
Net Income Available to Unitholders	$1.05	$0.67	$0.42
Diluted EPU:
Income from Continuing Operations Available to Unitholders	$1.05	$0.66	$0.18
Income from Discontinued Operations Attributable to Unitholders	$—	$—	$0.24
Net Income Available to Unitholders	$1.05	$0.66	$0.42
Participating securities include 406,855, 387,947 and 463,774 of unvested restricted stock or restricted Unit awards outstanding at December 31, 2016, 2015 and 2014, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income (after reduction for preferred dividends or general partner preferred Unit distributions and redemption of preferred stock or general partner preferred Units) or common stock dividends or Unit distributions declared.

9. Income Taxes
The components of the income tax provision for the years ended December 31, 2016, 2015 and 2014 are comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(656)	$68	$(51)
State	(251)	(297)	(196)
Deferred:
State	(182)	112	9
	$(1,089)	$(117)	$(238)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Impairment of Real Estate	$2,051	$2,484
Other - Temporary Differences	433	1,021
Valuation Allowance	(2,181)	(3,437)
Total Deferred Income Tax Assets, Net of Allowance	$303	$68
Straight-line Rent	$(51)	$(79)
Basis Difference - Real Estate Properties	(260)	—
Other - Temporary Differences	(186)	(1)
Total Deferred Income Tax Liabilities	$(497)	$(80)
Total Net Deferred Income Tax Liabilities	$(194)	$(12)
A valuation allowance is recorded if we believe it is more likely than not that all or some portion of our deferred income tax assets will not be realized. We do not have projections of future taxable income or other sources of taxable income in the TRSs significant enough to allow us to believe it is more likely than not that we will realize our deferred income tax assets. Therefore, we have recorded a valuation allowance against our deferred income tax assets. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred income tax assets, is included in the current income tax provision.
The income tax provision pertaining to income from continuing operations of the TRSs differs from the amounts computed by applying the applicable federal statutory rate as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Tax (Provision) Benefit at Federal Rate Related to Continuing Operations	$(1,764)	$64	$(532)
State Tax Provision, Net of Federal Benefit	(462)	(212)	(214)
Non-deductible Permanent Items, Net	7	10	1
Change in Valuation Allowance	1,256	787	1,133
Other	(126)	(766)	(626)
Net Income Tax Provision	$(1,089)	$(117)	$(238)

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2016, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2013 and thereafter.
Federal Income Tax Treatment of Common Dividends
For income tax purposes, dividends paid to the Company's common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. For the years ended December 31, 2016, 2015 and 2014, the dividends per common share were characterized as follows:

	2016	As a Percentage of Distributions	2015	As a Percentage of Distributions	2014	As a Percentage of Distributions
Ordinary Income	$0.6935	82.53%	$0.2629	67.93%	$0.4412	100.00%
Unrecaptured Section 1250 Gain	0.1130	13.45%	0.1241	32.07%	—	0.00%
Capital Gain	0.0066	0.78%	—	0.00%	—	0.00%
Nondividend Distribution - Return of Capital	0.0272	3.24%	—	0.00%	—	0.00%
	$0.8403	100.00%	$0.3870	100.00%	$0.4412	100.00%
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.
10. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2016 are approximately as follows:

2017	$287,007
2018	252,871
2019	209,176
2020	170,242
2021	128,050
Thereafter	382,769
Total	$1,430,115

11. Benefit Plans
Stock Based Compensation
The Company maintains a stock incentive plan (the “Stock Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors. Officers, certain employees and the Company's independent directors generally are eligible to participate in the Stock Incentive Plan. Awards made under the Stock Incentive Plan can be in the form of restricted stock awards, restricted stock unit awards, performance share awards, dividend equivalent rights, non-statutory stock options and stock appreciation rights. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2016, awards covering 2.4 million shares of common stock were available to be granted under the Stock Incentive Plan.
Restricted Stock or Restricted Unit Awards
For the years ended December 31, 2016, 2015 and 2014, the Company awarded 308,373, 216,975 and 299,805 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $6,047, $4,708 and $5,413 on the date such awards were approved by either the Compensation Committee of the Board of Directors or the Company's stockholders of the Stock Incentive Plan, as the case may be. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company awarded 14,460, 17,385 and 19,250 shares, respectively, of restricted stock to non-employee members of the Board of Directors, which each had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2016, 2015 and 2014, we recognized $1,710, $1,352 and $1,451, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our Chief Executive Officer and one other employee for which future service was not required.
LTIP Unit Awards
For the years ended December 31, 2016 and 2015, the Company granted to certain employees 254,524 and 264,432 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,561 and $2,531 on the grant date. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
The fair values of the LTIP Unit Awards at issuance were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected dividend yield	2.31%	1.99%
Expected volatility - range used	21.01% - 21.19%	20.43% - 21.99%
Expected volatility - weighted average	20.92%	21.34%
Risk-free interest rate	0.48% - 1.43%	0.10% - 1.16%

Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
For the years ended December 31, 2016, 2015 and 2014, we recognized $7,371, $7,177 and $7,605, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At December 31, 2016, we had $6,758 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.88 years.
Restricted stock or restricted Unit award and LTIP Unit Award transactions for the year ended December 31, 2016 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	649,975	$15.43
Issued	577,357	$15.51
Forfeited	(16,172)	$16.11
Vested	(293,628)	$18.96
Outstanding at December 31, 2016	917,532	$14.35
401(k)/Profit Sharing Plan
Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions and the Company may make, but is not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2016, 2015 and 2014, total expense related to matching contributions was $509, $471 and $387, respectively.
12. Derivatives
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
In connection with the originations of the Unsecured Term Loans (see Note 4), we entered into interest rate protection agreements to manage our exposure to changes in the one month LIBOR rate. The four interest rate protection agreements, which fix the variable rate of the 2014 Unsecured Term Loan, have an aggregate notional value of $200,000, mature on January 29, 2021 and fix the LIBOR rate at a weighted average rate of 2.29% (the "2014 Swaps"). The six interest rate protection agreements, which fix the variable rate of the 2015 Unsecured Term Loan, have an aggregate notional value of $260,000, mature on September 12, 2022 and fix the LIBOR rate at a weighted average rate of 1.79% (the "2015 Swaps"). We designated the 2014 Swaps and 2015 Swaps as cash flow hedges.
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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2016, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial assets and liabilities related to the 2014 Swaps and 2015 Swaps, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$1,288	—	$1,288	—
Liabilities:
2014 Swaps	$(4,883)	—	$(4,883)	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the year ended December 31, 2016. See Note 7 for more information regarding our derivatives.
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
13. Related Party Transactions
At December 31, 2016 and 2015, the Operating Partnership had receivable balances of $10,448 and $10,714, respectively, from a direct wholly-owned subsidiary of the Company.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
Two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price. We have no notice of exercise of either tenant purchase option.
At December 31, 2016, we had outstanding letters of credit and performance bonds in the aggregate amount of $16,939.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2016, we had nine industrial properties totaling approximately 2.4 million square feet of GLA under construction. The estimated total investment as of December 31, 2016 is approximately $167,200 (unaudited). Of this amount, approximately $100,100 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.

Ground and Operating Lease Agreements
For the years ended December 31, 2016, 2015 and 2014, we recognized $1,380, $1,281 and $1,300, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2016 are as follows:

2017	$2,052
2018	1,349
2019	675
2020	579
2021	534
Thereafter	25,413
Total (A)	$30,602
________________

(A)	Minimum rental payments have not been reduced by minimum sublease rentals of $2,335 due in the future under non-cancelable subleases.
15. Subsequent Events
From January 1, 2017 to February 23, 2017, we sold three industrial properties for approximately $5,500.
From January 1, 2017 to February 23, 2017, we paid off prior to maturity mortgage loans payable in the amount of $692. Additionally, we anticipate paying off on or about March 1, 2017, $35,416 of mortgage loans payable which were originally scheduled to mature on October 1, 2020.
On February 21, 2017, the Company and the Operating Partnership entered into a Note and Guaranty Agreement to sell up to $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and up to $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) issued by the Operating Partnership in a private placement. The issuance and sale of the 2027 Private Placement Notes and the 2029 Private Placement Notes is anticipated to occur on or about April 20, 2017. Upon issuance, the 2027 Private Placement Notes and the 2029 Private Placement Notes will require semi-annual interest payments with principal due on April 20, 2027, with respect to the 2027 Private Placement Notes, and April 20, 2029, with respect to the 2029 Private Placement Notes. The 2027 Private Placement Notes and the 2029 Private Placement Notes will be unsecured obligations of the Operating Partnership and will be fully and unconditionally guaranteed by the Company.

16. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$93,467	$93,015	$93,562	$97,976
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$15,688	$50,229	$31,519	$23,796
Net Income Allocable to Participating Securities	(63)	(180)	(110)	(82)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$15,625	$50,049	$31,409	$23,714
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.43	$0.27	$0.20
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.43	$0.27	$0.20
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	110,793	116,191	116,467	116,636
Weighted Average Shares - Diluted	110,985	116,558	116,864	117,042

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$89,966	$90,489	$92,159	$93,209
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$2,373	$14,012	$13,917	$43,500
Net Income Allocable to Participating Securities	(41)	(50)	(50)	(153)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$2,332	$13,962	$13,867	$43,347
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.13	$0.13	$0.39
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.02	$0.13	$0.13	$0.39
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	110,310	110,348	110,356	110,392
Weighted Average Shares - Diluted	110,675	110,683	110,848	110,916

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$93,467	$93,015	$93,562	$97,976
Net Income Available to Unitholders and Participating Securities	$16,281	$52,048	$32,630	$24,588
Net Income Allocable to Participating Securities	(63)	(180)	(110)	(83)
Net Income Available to Unitholders	$16,218	$51,868	$32,520	$24,505
Basic EPU:
Net Income Available to Unitholders	$0.14	$0.43	$0.27	$0.20
Diluted EPU:
Net Income Available to Unitholders	$0.14	$0.43	$0.27	$0.20
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	115,096	120,486	120,740	120,740
Weighted Average Units - Diluted	115,288	120,853	121,137	121,146

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$89,966	$90,489	$92,159	$93,209
Net Income Available to Unitholders and Participating Securities	$2,457	$14,644	$14,438	$45,143
Net Income Allocable to Participating Securities	(41)	(50)	(50)	(153)
Net Income Available to Unitholders	$2,416	$14,594	$14,388	$44,990
Basic EPU:
Net Income Available to Unitholders	$0.02	$0.13	$0.13	$0.39
Diluted EPU:
Net Income Available to Unitholders	$0.02	$0.13	$0.12	$0.39
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	114,681	114,712	114,720	114,722
Weighted Average Units - Diluted	115,046	115,047	115,212	115,246

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/16				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2016
			(In thousands)
Atlanta
1650 Highway 155		McDonough, GA	—	779	4,544	(897)	356	4,070	4,426	2,362	1994	(i)
1665 Dogwood		Conyers, GA	—	635	3,662	676	635	4,338	4,973	2,255	1994	(i)
1715 Dogwood		Conyers, GA	—	288	1,675	833	228	2,568	2,796	1,154	1994	(i)
11235 Harland Drive		Covington, GA	—	125	739	218	125	957	1,082	510	1994	(i)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	1,590	726	5,720	6,446	2,691	1994	(i)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,766	828	6,148	6,976	3,132	1994	(i)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	2,059	1,157	7,832	8,989	3,836	1994	(i)
5570 Tulane Drive	(d)	Atlanta, GA	2,235	527	2,984	1,340	546	4,305	4,851	1,996	1996	(i)
955 Cobb Place		Kennesaw, GA	2,822	780	4,420	924	804	5,320	6,124	2,439	1997	(i)
1005 Sigman Road		Conyers, GA	1,896	566	3,134	413	574	3,539	4,113	1,476	1999	(i)
2050 East Park Drive		Conyers, GA	—	452	2,504	861	459	3,358	3,817	1,217	1999	(i)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	3,037	1,604	15,497	17,101	4,966	2003	(i)
175 Greenwood Industrial Parkway		McDonough, GA	4,231	1,550	—	7,632	1,550	7,632	9,182	2,383	2004	(i)
46 Kent Drive		Cartersville GA	—	794	2,252	125	798	2,373	3,171	942	2005	(i)
5095 Phillip Lee Drive		Atlanta, GA	3,729	735	3,627	493	740	4,115	4,855	2,907	2005	(i)
6514 Warren Drive		Norcross, GA	—	510	1,250	118	513	1,365	1,878	502	2005	(i)
6544 Warren Drive		Norcross, GA	—	711	2,310	329	715	2,635	3,350	1,059	2005	(i)
5356 E. Ponce De Leon		Stone Mountain, GA	—	604	3,888	135	610	4,017	4,627	2,307	2005	(i)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	147	402	1,933	2,335	866	2005	(i)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	539	989	6,304	7,293	3,945	2005	(i)
1755 Enterprise Drive		Buford, GA	1,210	712	2,118	(204)	716	1,910	2,626	743	2006	(i)
4555 Atwater Court		Buford, GA	2,098	881	3,550	121	885	3,667	4,552	1,269	2006	(i)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,336)	467	2,648	3,115	1,059	2007	(i)
596 Bonnie Valentine		Pendergrass, GA	—	2,580	21,730	2,370	2,594	24,086	26,680	6,250	2007	(i)
11415 Old Roswell Road		Alpharetta, GA	3,308	2,403	1,912	1,019	2,428	2,906	5,334	892	2008	(i)
1281 Highway 155 S.		McDonough, GA	—	2,501	—	16,422	2,501	16,422	18,923	—	2016	(i)
Baltimore
9700 Martin Luther King Hwy		Lanham, MD	—	700	1,920	563	700	2,483	3,183	976	2003	(i)
9730 Martin Luther King Hwy		Lanham, MD	—	500	955	494	500	1,449	1,949	619	2003	(i)
4621 Boston Way		Lanham, MD	—	1,100	3,070	860	1,100	3,930	5,030	1,652	2003	(i)
4720 Boston Way		Lanham, MD	—	1,200	2,174	830	1,200	3,004	4,204	1,308	2003	(i)
22520 Randolph Drive		Dulles, VA	—	3,200	8,187	(172)	3,208	8,007	11,215	2,035	2004	(i)

22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(903)	2,206	8,437	10,643	2,339	2004	(i)
4370-4383 Lottsford Vista Road	Lanham, MD	—	279	1,358	89	296	1,430	1,726	443	2005	(i)
4400 Lottsford Vista Road	Lanham, MD	—	351	1,955	241	372	2,175	2,547	788	2005	(i)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	271	568	2,438	3,006	735	2005	(i)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	170	1,038	3,281	4,319	1,483	2005	(i)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	316	938	2,825	3,763	1,250	2005	(i)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	51	919	1,488	2,407	629	2005	(i)
10709 Gilroy Road	Hunt Valley, MD	1,975	913	2,705	(103)	913	2,602	3,515	1,452	2005	(i)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	564	1,136	4,358	5,494	1,941	2005	(i)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	884	2005	(i)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,057	2,823	14,144	16,967	4,381	2008	(i)
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	162	3,411	17,306	20,717	865	2015	(i)
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	146	5,959	30,679	36,638	1,500	2015	(i)
Central/Eastern Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	1,036	31	994	613	200	1,438	1,638	1,288	1994	(i)
401 Russell Drive	Middletown, PA	—	262	857	1,705	287	2,537	2,824	2,080	1994	(i)
2700 Commerce Drive	Middletown, PA	—	196	997	935	206	1,922	2,128	1,592	1994	(i)
2701 Commerce Drive	Middletown, PA	1,518	141	859	1,399	164	2,235	2,399	1,545	1994	(i)
2780 Commerce Drive	Middletown, PA	1,269	113	743	1,150	209	1,797	2,006	1,472	1994	(i)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,447	541	9,306	9,847	4,114	1997	(i)
230-240 Welsh Pool Road	Exton, PA	—	154	851	355	170	1,190	1,360	499	1998	(i)
254 Welsh Pool Road	Exton, PA	—	75	418	206	91	608	699	285	1998	(i)
151-161 Philips Road	Exton, PA	—	191	1,059	388	229	1,409	1,638	642	1998	(i)
216 Philips Road	Exton, PA	—	199	1,100	327	220	1,406	1,626	624	1998	(i)
16522 Hunters Green Parkway	Hagerstown, MD	12,201	1,390	13,104	4,790	1,863	17,421	19,284	5,036	2003	(i)
18212 Shawley Drive	Hagerstown, MD	5,157	1,000	5,847	1,304	1,016	7,135	8,151	2,107	2004	(i)
37 Valley View Drive	Jessup, PA	2,297	542	—	3,088	532	3,098	3,630	916	2004	(i)
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	333	2004	(i)
301 Railroad Avenue	Shiremanstown, PA	—	1,181	4,447	3,179	1,328	7,479	8,807	3,870	2005	(i)
431 Railroad Avenue	Shiremanstown, PA	6,466	1,293	7,164	1,968	1,341	9,084	10,425	4,398	2005	(i)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	349	601	3,509	4,110	1,526	2005	(i)
320 Reliance Road	Washington, PA	—	201	1,819	(348)	178	1,494	1,672	808	2005	(i)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	7	964	5,909	6,873	2,688	2005	(i)
3240 South 78th Street	Philadelphia, PA	—	515	1,245	(514)	423	823	1,246	274	2005	(i)
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	(55)	387	2,283	2,670	912	2006	(i)
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	75	443	1,655	2,098	753	2006	(i)
200 Cascade Drive, Bldg. 1	Allentown, PA	13,125	2,133	17,562	692	2,769	17,618	20,387	6,579	2007	(i)
200 Cascade Drive, Bldg. 2	Allentown, PA	1,684	310	2,268	84	316	2,346	2,662	779	2007	(i)
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,881	2,341	13,040	15,381	3,611	2008	(i)
298 First Avenue	Covington Twp, PA	—	7,022	—	57,325	7,019	57,328	64,347	12,062	2008	(i)
225 Cross Farm Lane	York, PA	17,641	4,718	—	23,163	4,715	23,166	27,881	5,362	2008	(i)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(194)	964	2,558	3,522	2,056	2008	(i)
2455 Boulevard of Generals	Norristown, PA	2,923	1,200	4,800	344	1,226	5,118	6,344	1,804	2008	(i)

105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	1	4,070	14,480	18,550	2,867	2012	(i)
20 Leo Lane	York County, PA	—	6,884	—	27,336	6,889	27,331	34,220	2,040	2013	(i)
3895 Eastgate Blvd, Bldg. A	Easton, PA	—	4,855	—	17,672	4,388	18,139	22,527	558	2015	(i)
3895 Eastgate Blvd, Bldg. B	Easton, PA	—	3,459	—	13,716	3,128	14,047	17,175	446	2015	(i)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	826	521	3,808	4,329	1,978	1994	(i)
1385 101st Street	Lemont, IL	3,746	967	5,554	1,612	968	7,165	8,133	3,661	1994	(i)
585 Slawin Court	Mount Prospect, IL	—	611	3,505	(50)	525	3,541	4,066	1,812	1994	(i)
2300 Windsor Court	Addison, IL	3,493	688	3,943	889	696	4,824	5,520	2,705	1994	(i)
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,352	205	2,501	2,706	1,047	1994	(i)
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,524	2000	(i)
580 Slawin Court	Mount Prospect, IL	750	233	1,292	(37)	162	1,326	1,488	643	2000	(i)
1005 101st Street	Lemont, IL	5,587	1,200	6,643	2,102	1,220	8,725	9,945	3,263	2001	(i)
175 Wall Street	Glendale Heights, IL	1,385	427	2,363	215	433	2,572	3,005	903	2002	(i)
251 Airport Road	North Aurora, IL	3,962	983	—	6,927	983	6,927	7,910	2,661	2002	(i)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	3,627	1,044	9,023	10,067	3,820	2004	(i)
400 Crossroads Pkwy	Bolingbrook, IL	5,397	1,178	9,453	1,081	1,181	10,531	11,712	3,777	2005	(i)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,307	1,220	4,322	5,542	1,600	2005	(i)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	231	801	1,618	2,419	736	2005	(i)
17001 S. Vincennes	Thornton, IL	—	497	504	3	513	491	1,004	412	2005	(i)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(881)	1,134	3,410	4,544	1,041	2007	(i)
555 W. Algonquin Road	Arlington Heights, IL	1,942	574	741	1,936	579	2,672	3,251	895	2007	(i)
1501 Oakton Street	Elk Grove Village, IL	5,947	3,369	6,121	80	3,482	6,088	9,570	1,678	2008	(i)
16500 W. 103rd Street	Woodridge, IL	2,455	744	2,458	420	762	2,860	3,622	1,159	2008	(i)
8505 50th Street	Kenosha, WI	—	3,212	—	32,956	3,212	32,956	36,168	6,968	2008	(i)
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	818	4,476	16,879	21,355	2,705	2013	(i)
10100 58th Place	Kenosha, WI	—	4,201	17,604	1,446	4,201	19,050	23,251	3,769	2013	(i)
401 Airport Road	North Aurora, IL	—	534	1,957	12	534	1,969	2,503	216	2014	(i)
3737 84th Avenue	Somers, WI	—	1,943	—	24,156	1,943	24,156	26,099	345	2016	(i)
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	222	1,787	7,474	9,261	62	2016	(i)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	—	545	3,088	1,797	566	4,864	5,430	2,401	1996	(i)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,509	1,109	7,598	8,707	3,530	1996	(i)
4436 Muhlhauser Road	Hamilton, OH	3,738	630	—	5,278	630	5,278	5,908	1,848	2002	(i)
4438 Muhlhauser Road	Hamilton, OH	4,467	779	—	6,424	779	6,424	7,203	2,338	2002	(i)
420 Wards Corner Road	Loveland, OH	—	600	1,083	825	606	1,902	2,508	740	2003	(i)
422 Wards Corner Road	Loveland, OH	—	600	1,811	207	592	2,026	2,618	751	2003	(i)
4663 Dues Drive	Westchester, OH	—	858	2,273	982	875	3,238	4,113	2,616	2005	(i)
9345 Princeton-Glendale Road	Westchester, OH	1,312	818	1,648	380	840	2,006	2,846	1,388	2006	(i)
9525 Glades Drive	Westchester, OH	—	347	1,323	112	355	1,427	1,782	536	2007	(i)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	152	394	1,894	2,288	688	2007	(i)
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	202	397	2,741	3,138	824	2007	(i)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	153	508	3,299	3,807	924	2007	(i)

9872-9898 Windisch Road		Westchester, OH	—	546	3,039	150	548	3,187	3,735	1,003	2007	(i)
9902-9922 Windisch Road		Westchester, OH	—	623	4,003	1,094	627	5,093	5,720	1,929	2007	(i)
Cleveland
30311 Emerald Valley Parkway		Glenwillow, OH	6,769	681	11,838	993	691	12,821	13,512	4,818	2006	(i)
30333 Emerald Valley Parkway		Glenwillow, OH	3,466	466	5,447	(615)	475	4,823	5,298	1,571	2006	(i)
7800 Cochran Road		Glenwillow, OH	3,801	972	7,033	243	991	7,257	8,248	2,714	2006	(i)
7900 Cochran Road		Glenwillow, OH	3,645	775	6,244	259	792	6,486	7,278	2,407	2006	(i)
7905 Cochran Road		Glenwillow, OH	4,009	920	6,174	42	922	6,214	7,136	2,072	2006	(i)
30600 Carter Street		Solon, OH	—	989	3,042	1,406	1,022	4,415	5,437	3,158	2006	(i)
8181 Darrow Road		Twinsburg, OH	7,171	2,478	6,791	2,064	2,496	8,837	11,333	4,448	2008	(i)
Dallas/Ft. Worth
2406-2416 Walnut Ridge		Dallas, TX	—	178	1,006	592	172	1,604	1,776	631	1997	(i)
2401-2419 Walnut Ridge		Dallas, TX	—	148	839	416	142	1,261	1,403	528	1997	(i)
900-906 Great Southwest Pkwy		Arlington, TX	—	237	1,342	625	270	1,934	2,204	972	1997	(i)
3000 West Commerce		Dallas, TX	—	456	2,584	1,208	469	3,779	4,248	1,721	1997	(i)
405-407 113th		Arlington, TX	—	181	1,026	463	185	1,485	1,670	628	1997	(i)
816 111th Street		Arlington, TX	—	251	1,421	139	258	1,553	1,811	714	1997	(i)
7427 Dogwood Park		Richland Hills, TX	—	96	532	322	102	848	950	351	1998	(i)
7348-54 Tower Street		Richland Hills, TX	—	88	489	237	94	720	814	315	1998	(i)
7339-41 Tower Street		Richland Hills, TX	—	98	541	180	104	715	819	302	1998	(i)
7437-45 Tower Street		Richland Hills, TX	—	102	563	283	108	840	948	356	1998	(i)
7331-59 Airport Freeway		Richland Hills, TX	1,844	354	1,958	603	372	2,543	2,915	1,054	1998	(i)
7338-60 Dogwood Park		Richland Hills, TX	—	106	587	257	112	838	950	337	1998	(i)
7450-70 Dogwood Park		Richland Hills, TX	—	106	584	156	112	734	846	316	1998	(i)
7423-49 Airport Freeway		Richland Hills, TX	1,562	293	1,621	554	308	2,160	2,468	882	1998	(i)
7400 Whitehall Street		Richland Hills, TX	—	109	603	95	115	692	807	302	1998	(i)
1602-1654 Terre Colony		Dallas, TX	—	458	2,596	859	468	3,445	3,913	1,356	2000	(i)
2220 Merritt Drive		Garland, TX	—	352	1,993	326	316	2,355	2,671	807	2000	(i)
2485-2505 Merritt Drive		Garland, TX	—	431	2,440	529	443	2,957	3,400	1,105	2000	(i)
2110 Hutton Drive		Carrolton, TX	—	374	2,117	106	255	2,342	2,597	1,072	2001	(i)
2025 McKenzie Drive		Carrolton, TX	—	437	2,478	459	442	2,932	3,374	1,059	2001	(i)
2019 McKenzie Drive		Carrolton, TX	—	502	2,843	283	507	3,121	3,628	1,202	2001	(i)
2029-2035 McKenzie Drive		Carrolton, TX	1,495	306	1,870	234	306	2,104	2,410	849	2001	(i)
2015 McKenzie Drive		Carrolton, TX	1,949	510	2,891	491	516	3,376	3,892	1,309	2001	(i)
2009 McKenzie Drive		Carrolton, TX	1,853	476	2,699	524	481	3,218	3,699	1,307	2001	(i)
900-1100 Avenue S		Grand Prairie, TX	—	623	3,528	994	629	4,516	5,145	1,530	2002	(i)
Plano Crossing Bus. Park	(f)	Plano, TX	7,121	1,961	11,112	1,143	1,981	12,235	14,216	4,292	2002	(i)
7413A-C Dogwood Park		Richland Hills, TX	—	110	623	245	111	867	978	338	2002	(i)
7450 Tower Street		Richland Hills, TX	—	36	204	196	36	400	436	130	2002	(i)
7436 Tower Street		Richland Hills, TX	—	57	324	192	58	515	573	146	2002	(i)
7426 Tower Street		Richland Hills, TX	—	76	429	186	76	615	691	200	2002	(i)
7427-7429 Tower Street		Richland Hills, TX	—	75	427	146	76	572	648	265	2002	(i)
2840-2842 Handley Ederville Road		Richland Hills, TX	—	112	635	77	113	711	824	247	2002	(i)

7451-7477 Airport Freeway		Richland Hills, TX	1,344	256	1,453	415	259	1,865	2,124	658	2002	(i)
7450 Whitehall Street		Richland Hills, TX	—	104	591	339	105	929	1,034	303	2002	(i)
3000 Wesley Way		Richland Hills, TX	—	208	1,181	47	211	1,225	1,436	428	2002	(i)
7451 Dogwood Park		Richland Hills, TX	654	133	753	168	134	920	1,054	300	2002	(i)
825-827 Avenue H	(d)	Arlington, TX	2,076	600	3,006	90	604	3,092	3,696	1,491	2004	(i)
1013-31 Avenue M		Grand Prairie, TX	—	300	1,504	301	302	1,803	2,105	721	2004	(i)
1172-84 113th Street	(d)	Grand Prairie, TX	—	700	3,509	(12)	704	3,493	4,197	1,185	2004	(i)
1200-16 Avenue H	(d)	Arlington, TX	—	600	2,846	364	604	3,206	3,810	1,157	2004	(i)
1322-66 W. North Carrier Parkway	(e)	Grand Prairie, TX	3,970	1,000	5,012	1,055	1,006	6,061	7,067	2,203	2004	(i)
2401-2407 Centennial Drive		Arlington, TX	1,949	600	2,534	548	604	3,078	3,682	1,219	2004	(i)
3111 West Commerce Street		Dallas, TX	3,463	1,000	3,364	1,801	1,011	5,154	6,165	1,930	2004	(i)
13800 Senlac Drive		Farmers Branch, TX	2,686	823	4,042	(83)	825	3,957	4,782	1,648	2005	(i)
801-831 S Great Southwest Pkwy	(g)	Grand Prairie, TX	—	2,581	16,556	343	2,586	16,894	19,480	9,495	2005	(i)
801 Heinz Way		Grand Prairie, TX	2,709	599	3,327	355	601	3,680	4,281	1,682	2005	(i)
901-937 Heinz Way		Grand Prairie, TX	2,088	493	2,758	48	481	2,818	3,299	1,365	2005	(i)
3301 Century Circle		Irving, TX	—	760	3,856	53	771	3,898	4,669	1,114	2007	(i)
3901 W Miller Road		Garland, TX	—	1,912	—	15,493	1,947	15,458	17,405	4,226	2008	(i)
1251 North Cockrell Hill Road		Dallas, TX	—	2,064	—	13,532	1,073	14,523	15,596	715	2015	(i)
1171 North Cockrell Hill Road		Dallas, TX	—	1,215	—	10,968	632	11,551	12,183	472	2015	(i)
3996 Scientific Drive		Arlington, TX	—	1,301	—	8,073	1,349	8,025	9,374	412	2015	(i)
750 Gateway Blvd		Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	210	2015	(i)
2250 East Bardin Road		Arlington, TX	—	1,603	—	10,284	1,603	10,284	11,887	180	2016	(i)
Denver
4785 Elati		Denver, CO	—	173	981	374	175	1,353	1,528	552	1997	(i)
4770 Fox Street		Denver, CO	—	132	750	259	134	1,007	1,141	423	1997	(i)
3851-3871 Revere		Denver, CO	—	361	2,047	538	368	2,578	2,946	1,165	1997	(i)
4570 Ivy Street		Denver, CO	—	219	1,239	265	220	1,503	1,723	763	1997	(i)
5855 Stapleton Drive North		Denver, CO	—	288	1,630	219	290	1,847	2,137	873	1997	(i)
5885 Stapleton Drive North		Denver, CO	—	376	2,129	320	380	2,445	2,825	1,151	1997	(i)
5977 North Broadway		Denver, CO	1,493	268	1,518	573	271	2,088	2,359	935	1997	(i)
5952-5978 North Broadway		Denver, CO	2,221	414	2,346	750	422	3,088	3,510	1,441	1997	(i)
4721 Ironton Street		Denver, CO	—	232	1,313	325	236	1,634	1,870	744	1997	(i)
7003 E 47th Ave Drive		Denver, CO	—	441	2,689	45	441	2,734	3,175	1,321	1997	(i)
9500 West 49th Street - A		Wheatridge, CO	1,019	283	1,625	126	287	1,747	2,034	888	1997	(i)
9500 West 49th Street - B		Wheatridge, CO	852	225	1,272	205	227	1,475	1,702	705	1997	(i)
9500 West 49th Street - C		Wheatridge, CO	2,198	600	3,409	378	601	3,786	4,387	1,725	1997	(i)
9500 West 49th Street - D		Wheatridge, CO	1,102	246	1,537	417	247	1,953	2,200	1,050	1997	(i)
451-591 East 124th Avenue		Thornton, CO	—	383	2,145	498	383	2,643	3,026	1,301	1997	(i)
6547 South Racine Circle		Centennial, CO	2,652	739	4,241	278	739	4,519	5,258	2,102	1997	(i)
11701 East 53rd Avenue		Denver, CO	—	416	2,355	350	422	2,699	3,121	1,269	1997	(i)
5401 Oswego		Denver, CO	—	273	1,547	224	278	1,766	2,044	825	1997	(i)
445 Bryant Street		Denver, CO	—	1,829	10,219	2,707	1,829	12,926	14,755	5,406	1998	(i)
12055 E 49th Ave/4955 Peoria		Denver, CO	—	298	1,688	469	305	2,150	2,455	1,001	1998	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/16				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2016
4940-4950 Paris		Denver, CO	—	152	861	287	156	1,144	1,300	554	1998	(i)
4970 Paris		Denver, CO	—	95	537	103	97	638	735	289	1998	(i)
7367 South Revere Parkway		Centennial, CO	—	926	5,124	1,065	934	6,181	7,115	2,819	1998	(i)
8200 East Park Meadows Drive	(d)	Lone Tree, CO	5,470	1,297	7,348	1,092	1,304	8,433	9,737	3,499	2000	(i)
3250 Quentin Street	(d)	Aurora, CO	4,987	1,220	6,911	747	1,230	7,648	8,878	3,136	2000	(i)
8020 Southpark Circle		Littleton, CO	—	739	—	3,308	781	3,266	4,047	1,199	2000	(i)
1130 W. 124th Avenue		Westminster, CO	—	441	—	3,586	441	3,586	4,027	1,195	2000	(i)
1070 W. 124th Avenue		Westminster, CO	—	374	—	2,723	374	2,723	3,097	1,026	2000	(i)
1020 W. 124th Avenue		Westminster, CO	—	374	—	2,734	374	2,734	3,108	1,072	2000	(i)
8810 W. 116th Circle		Broomfield, CO	—	312	—	1,856	370	1,798	2,168	600	2001	(i)
960 W. 124th Avenue		Westminster, CO	—	441	—	3,652	442	3,651	4,093	1,484	2001	(i)
8820 W. 116th Circle		Broomfield, CO	—	338	1,918	386	372	2,270	2,642	811	2003	(i)
8835 W. 116th Circle		Broomfield, CO	—	1,151	6,523	1,095	1,304	7,465	8,769	2,646	2003	(i)
18150 E. 32nd Place		Aurora, CO	—	563	3,188	174	572	3,353	3,925	1,254	2004	(i)
3400 Fraser Street		Aurora, CO	2,051	616	3,593	(142)	620	3,447	4,067	1,246	2005	(i)
7005 E. 46th Avenue Drive		Denver, CO	1,218	512	2,025	(121)	517	1,899	2,416	670	2005	(i)
4001 Salazar Way		Frederick, CO	3,539	1,271	6,508	(713)	1,276	5,790	7,066	1,670	2006	(i)
5909-5915 N. Broadway		Denver, CO	—	495	1,268	107	500	1,370	1,870	711	2006	(i)
Detroit
47461 Clipper		Plymouth Township, MI	—	122	723	103	122	826	948	448	1994	(i)
449 Executive Drive		Troy, MI	—	125	425	974	218	1,306	1,524	1,207	1994	(i)
1416 Meijer Drive		Troy, MI	—	94	394	399	121	766	887	714	1994	(i)
1624 Meijer Drive		Troy, MI	—	236	1,406	1,093	373	2,362	2,735	2,138	1994	(i)
1972 Meijer Drive		Troy, MI	—	315	1,301	787	372	2,031	2,403	1,698	1994	(i)
1707 Northwood Drive		Troy, MI	—	95	262	1,724	239	1,842	2,081	1,617	1994	(i)
1788 Northwood Drive		Troy, MI	—	50	196	486	103	629	732	571	1994	(i)
1826 Northwood Drive		Troy, MI	—	55	208	472	103	632	735	561	1994	(i)
1864 Northwood Drive		Troy, MI	—	57	190	489	107	629	736	576	1994	(i)
2730 Research Drive		Rochester Hills, MI	—	903	4,215	829	903	5,044	5,947	4,400	1994	(i)
2791 Research Drive		Rochester Hills, MI	—	557	2,731	1,020	560	3,748	4,308	2,892	1994	(i)
2871 Research Drive		Rochester Hills, MI	—	324	1,487	412	327	1,896	2,223	1,503	1994	(i)
2870 Technology Drive		Rochester Hills, MI	—	275	1,262	356	279	1,614	1,893	1,383	1994	(i)
2900 Technology Drive		Rochester Hills, MI	—	214	977	513	219	1,485	1,704	1,051	1994	(i)
2930 Technology Drive		Rochester Hills, MI	—	131	594	452	138	1,039	1,177	762	1994	(i)

2950 Technology Drive	Rochester Hills, MI	—	178	819	368	185	1,180	1,365	894	1994	(i)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	191	56	377	433	340	1994	(i)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	262	125	742	867	696	1994	(i)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	290	93	623	716	536	1994	(i)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	254	93	640	733	554	1994	(i)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,337	295	2,277	2,572	1,866	1994	(i)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	310	158	999	1,157	895	1994	(i)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	393	138	879	1,017	769	1994	(i)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	689	254	1,617	1,871	1,409	1994	(i)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	371	137	890	1,027	795	1994	(i)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	209	66	435	501	379	1994	(i)
1451 East Lincoln Avenue	Madison Heights, MI	—	299	1,703	(179)	148	1,675	1,823	949	1995	(i)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,982	612	7,382	7,994	3,447	1995	(i)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	235	267	1,668	1,935	812	1996	(i)
32975 Capitol Avenue	Livonia, MI	—	135	748	(188)	77	618	695	331	1998	(i)
32920 Capitol Avenue	Livonia, MI	—	76	422	(62)	27	409	436	257	1998	(i)
11923 Brookfield Avenue	Livonia, MI	—	120	665	(314)	32	439	471	288	1998	(i)
12886 Westmore Avenue	Livonia, MI	—	190	1,050	(351)	86	803	889	478	1998	(i)
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	540	575	3,487	4,062	1,517	1998	(i)
32975 Industrial Road	Livonia, MI	—	160	887	(175)	92	780	872	424	1998	(i)
12874 Westmore Avenue	Livonia, MI	—	137	761	(241)	58	599	657	324	1998	(i)
1775 Bellingham	Troy, MI	—	344	1,902	329	367	2,208	2,575	1,008	1998	(i)
1785 East Maple	Troy, MI	—	92	507	200	98	701	799	298	1998	(i)
980 Chicago	Troy, MI	—	206	1,141	333	220	1,460	1,680	621	1998	(i)
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	589	223	1,733	1,956	752	1998	(i)
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,322	1,371	8,380	9,751	3,712	1998	(i)
5500 Enterprise Court	Warren, MI	—	675	3,737	750	721	4,441	5,162	1,987	1998	(i)
750 Chicago Road	Troy, MI	—	323	1,790	392	345	2,160	2,505	993	1998	(i)
800 Chicago Road	Troy, MI	—	283	1,567	380	302	1,928	2,230	863	1998	(i)
850 Chicago Road	Troy, MI	—	183	1,016	218	196	1,221	1,417	555	1998	(i)
1100 East Mandoline Road	Madison Heights, MI	—	888	4,915	(1,257)	332	4,214	4,546	2,703	1998	(i)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,214	1,412	6,585	7,997	3,129	1999	(i)
1400 Allen Drive	Troy, MI	—	209	1,154	380	212	1,531	1,743	552	2000	(i)
1408 Allen Drive	Troy, MI	—	151	834	121	153	953	1,106	375	2000	(i)
28435 Automation Blvd	Wixom, MI	—	621	—	3,664	628	3,657	4,285	1,103	2004	(i)
32200 North Avis Drive	Madison Heights, MI	—	503	3,367	(1,452)	195	2,223	2,418	802	2005	(i)
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	156	685	2,166	2,851	1,032	2005	(i)
11800 Sears Drive	Livonia, MI	—	693	1,507	1,212	476	2,936	3,412	1,723	2005	(i)
1099 Chicago Road	Troy, MI	—	1,277	1,332	(1,134)	303	1,172	1,475	618	2005	(i)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	2,456	2006	(i)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(95)	734	1,957	2,691	962	2006	(i)
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	576	278	2,111	2,389	882	1997	(i)

3801-3851 Yale Street	Houston, TX	2,510	413	2,343	1,292	425	3,623	4,048	1,353	1997	(i)
3337-3347 Rauch Street	Houston, TX	—	227	1,287	433	233	1,714	1,947	730	1997	(i)
8505 North Loop East	Houston, TX	—	439	2,489	575	449	3,054	3,503	1,381	1997	(i)
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,208	611	4,559	5,170	2,062	1997	(i)
4851 Homestead Road	Houston, TX	2,384	491	2,782	1,485	504	4,254	4,758	1,940	1997	(i)
3365-3385 Rauch Street	Houston, TX	1,477	284	1,611	487	290	2,092	2,382	884	1997	(i)
5050 Campbell Road	Houston, TX	—	461	2,610	1,045	470	3,646	4,116	1,551	1997	(i)
4300 Pine Timbers	Houston, TX	2,218	489	2,769	690	499	3,449	3,948	1,619	1997	(i)
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	1,925	792	6,241	7,033	2,640	1997	(i)
6550 Longpointe	Houston, TX	—	362	2,050	994	370	3,036	3,406	1,319	1997	(i)
1815 Turning Basin Drive	Houston, TX	—	487	2,761	1,626	531	4,343	4,874	1,722	1997	(i)
1819 Turning Basin Drive	Houston, TX	—	231	1,308	854	251	2,142	2,393	881	1997	(i)
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,428	616	5,573	6,189	2,170	1997	(i)
9835A Genard Road	Houston, TX	—	1,505	8,333	4,795	1,581	13,052	14,633	4,654	1999	(i)
9835B Genard Road	Houston, TX	—	245	1,357	644	256	1,990	2,246	793	1999	(i)
11505 State Highway 225	La Porte, TX	—	940	4,675	63	940	4,738	5,678	1,640	2005	(i)
1500 East Main Street	La Porte, TX	—	201	1,328	(91)	204	1,234	1,438	973	2005	(i)
7230-7238 Wynnwood	Houston, TX	—	254	764	200	259	959	1,218	468	2007	(i)
7240-7248 Wynnwood	Houston, TX	—	271	726	320	276	1,041	1,317	436	2007	(i)
7250-7260 Wynnwood	Houston, TX	—	200	481	1,471	203	1,949	2,152	368	2007	(i)
6400 Long Point	Houston, TX	—	188	898	226	188	1,124	1,312	410	2007	(i)
7967 Blankenship	Houston, TX	—	307	1,166	337	307	1,503	1,810	535	2010	(i)
8800 City Park Loop East	Houston, TX	—	3,717	19,237	(784)	3,717	18,453	22,170	4,022	2011	(i)
4800 West Greens Road	Houston, TX	—	3,350	—	17,763	3,312	17,801	21,113	1,166	2014	(i)
611 East Sam Houston Parkway S	Pasadena, TX	—	1,970	7,431	439	2,011	7,829	9,840	210	2015	(i)
619 East Sam Houston Parkway S	Pasadena, TX	—	2,879	11,713	138	2,872	11,858	14,730	349	2015	(i)
Indianapolis
2900 North Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	6,118	2,057	19,683	21,740	8,743	1996	(i)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	1,350	476	3,936	4,412	1,709	1996	(i)
1440 Brookville Way	Indianapolis, IN	3,035	665	3,770	968	685	4,718	5,403	2,306	1996	(i)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	360	258	1,751	2,009	870	1996	(i)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	1,512	601	4,818	5,419	2,258	1996	(i)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	222	212	1,376	1,588	690	1996	(i)
1341 Sadlier Circle South	Indianapolis, IN	—	131	743	229	136	967	1,103	470	1996	(i)
1322-1438 Sadlier Circle East	Indianapolis, IN	—	145	822	341	152	1,156	1,308	557	1996	(i)
1327-1441 Sadlier Circle West	Indianapolis, IN	—	218	1,234	876	225	2,103	2,328	852	1996	(i)
1402-1430 Sadlier Circle West	Indianapolis, IN	—	165	934	397	171	1,325	1,496	623	1996	(i)
1504 Sadlier Circle South	Indianapolis, IN	—	219	1,238	58	115	1,400	1,515	662	1996	(i)
1365-1367 Sadlier Way Circle East	Indianapolis, IN	—	121	688	208	91	926	1,017	476	1996	(i)
1352-1354 Sadlier Circle West	Indianapolis, IN	—	178	1,008	236	166	1,256	1,422	610	1996	(i)
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	206	85	662	747	340	1996	(i)
1425 Sadlier Circle West	Indianapolis, IN	—	21	117	57	23	172	195	77	1996	(i)
6951 East 30th Street	Indianapolis, IN	2,510	256	1,449	258	265	1,698	1,963	847	1996	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016

			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/16				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2016
		(In thousands)
6701 East 30th Street	Indianapolis, IN	—	78	443	91	82	530	612	269	1996	(i)
6737 East 30th Street	Indianapolis, IN	2,029	385	2,181	641	398	2,809	3,207	1,249	1996	(i)
6555 East 30th Street	Indianapolis, IN	—	484	4,760	2,248	484	7,008	7,492	3,094	1996	(i)
7901 West 21st Street	Indianapolis, IN	—	1,048	6,027	340	1,048	6,367	7,415	2,989	1997	(i)
1225 Brookville Way	Indianapolis, IN	—	60	—	420	68	412	480	195	1997	(i)
6751 East 30th Street	Indianapolis, IN	—	728	2,837	401	741	3,225	3,966	1,497	1997	(i)
6575 East 30th Street	Indianapolis, IN	1,337	118	—	1,994	128	1,984	2,112	875	1998	(i)
6585 East 30th Street	Indianapolis, IN	2,172	196	—	3,236	196	3,236	3,432	1,454	1998	(i)
1133 Northwest L Street	Richmond, IN	—	201	1,358	(128)	208	1,223	1,431	788	2006	(i)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,693	743	3,597	4,340	917	2007	(i)
6635 East 30th Street	Indianapolis, IN	—	466	3,093	—	466	3,093	3,559	16	2016
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	21	912	1,900	2,812	687	2007	(i)
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	73	834	2,791	3,625	773	2007	(i)
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	340	942	2,790	3,732	929	2007	(i)
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	16	1,112	3,122	4,234	869	2007	(i)
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	353	951	3,428	4,379	900	2007	(i)
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	179	1,097	3,482	4,579	1,006	2007	(i)
6891 NW 74th Street	Medley, FL	—	857	3,428	4,288	864	7,709	8,573	2,427	2007	(i)
12601 &12605 NW 115th Avenue	Medley, FL	—	2,316	—	434	762	1,988	2,750	369	2008	(i)
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	13	3,111	4,647	7,758	51	2016	(i)
Milwaukee
5355 South Westridge Drive	New Berlin, WI	4,328	1,630	7,058	(105)	1,646	6,937	8,583	1,967	2004	(i)
17005 West Ryerson Road	New Berlin, WI	2,454	403	3,647	317	405	3,962	4,367	1,958	2005	(i)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	106	366	1,236	1,602	507	2005	(i)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(441)	1,528	626	2,154	563	2005	(i)
16600 West Glendale Avenue	New Berlin, WI	1,782	704	1,923	932	715	2,844	3,559	1,911	2006	(i)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,931	1,204	16,915	18,119	4,098	2008	(i)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	2,537	1,358	8,622	13,466	1,519	21,927	23,446	12,616	1994	(i)
7101 Winnetka Avenue South	Brooklyn Park, MN	—	2,195	6,084	4,322	2,228	10,373	12,601	7,693	1994	(i)
9901 West 74th Street	Eden Prairie, MN	—	621	3,289	3,603	639	6,874	7,513	5,736	1994	(i)
1030 Lone Oak Road	Eagan, MN	1,966	456	2,703	767	456	3,470	3,926	1,797	1994	(i)

1060 Lone Oak Road	Eagan, MN	2,490	624	3,700	645	624	4,345	4,969	2,292	1994	(i)
5400 Nathan Lane	Plymouth, MN	—	749	4,461	835	757	5,288	6,045	2,822	1994	(i)
6655 Wedgewood Road	Maple Grove, MN	—	1,466	8,342	5,615	1,466	13,957	15,423	6,432	1994	(i)
10120 West 76th Street	Eden Prairie, MN	—	315	1,804	917	315	2,721	3,036	1,375	1995	(i)
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	924	1995	(i)
4100 Peavey Road	Chaska, MN	—	277	2,261	832	277	3,093	3,370	1,477	1996	(i)
7100-7198 Shady Oak Road	Eden Prairie, MN	—	715	4,054	2,177	736	6,210	6,946	2,799	1996	(i)
5240-5300 Valley Industrial Blvd	Shakopee, MN	2,057	362	2,049	1,249	371	3,289	3,660	1,459	1996	(i)
5775 12th Avenue	Shakopee, MN	3,084	590	—	4,900	590	4,900	5,490	1,736	1998	(i)
1157 Valley Park Drive	Shakopee, MN	4,055	760	—	7,281	888	7,153	8,041	2,797	1999	(i)
9600 West 76th Street	Eden Prairie, MN	2,061	1,000	2,450	181	1,034	2,597	3,631	776	2004	(i)
9700 West 76th Street	Eden Prairie, MN	2,768	1,000	2,709	553	1,038	3,224	4,262	1,029	2004	(i)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	(468)	1,510	7,850	9,360	1,976	2004	(i)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	547	1,009	2,137	3,146	1,058	2005	(i)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(1,651)	1,296	5,639	6,935	4,175	2005	(i)
1087 Park Place	Shakopee, MN	3,281	1,195	4,891	(246)	1,198	4,642	5,840	1,365	2005	(i)
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	(259)	1,395	7,887	9,282	2,278	2005	(i)
4701 Valley Industrial Blvd S	Shakopee, MN	4,652	1,296	7,157	(172)	1,299	6,982	8,281	3,068	2005	(i)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	1,068	665	4,251	4,916	1,524	2006	(i)
7035 Winnetka Avenue North	Brooklyn Park, MN	4,329	1,275	—	7,309	1,343	7,241	8,584	1,729	2007	(i)
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	737	2008	(i)
21900 Dodd Boulevard	Lakeville, MN	9,255	2,289	7,952	—	2,289	7,952	10,241	2,377	2010	(i)
375 Rivertown Drive	Woodbury, MN	7,343	2,635	8,157	1,161	2,635	9,318	11,953	1,245	2014	(i)
935 Aldrin Drive	Eagan, MN	5,403	2,096	7,884	134	2,096	8,018	10,114	793	2014	(i)
7050 Winnetka Avenue North	Brooklyn Park, MN	4,580	1,623	—	7,520	1,634	7,509	9,143	390	2014	(i)
7051 West Broadway	Brooklyn Park, MN	3,558	1,275	—	5,828	1,279	5,824	7,103	301	2014	(i)
Nashville
1931 Air Lane Drive	Nashville, TN	1,801	489	2,785	322	493	3,103	3,596	1,457	1997	(i)
4640 Cummings Park	Nashville, TN	—	360	2,040	583	365	2,618	2,983	1,038	1999	(i)
1740 River Hills Drive	Nashville, TN	2,726	848	4,383	685	888	5,028	5,916	2,386	2005	(i)
211 Ellery Court	Nashville, TN	1,948	606	3,192	90	616	3,272	3,888	1,129	2007	(i)
130 Maddox Road	Mount Juliet, TN	16,236	1,778	—	23,882	1,778	23,882	25,660	4,693	2008	(i)
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	752	503	3,467	3,970	1,638	1997	(i)
12 World's Fair Drive	Franklin, NJ	—	572	3,240	1,110	593	4,329	4,922	2,134	1997	(i)
22 World's Fair Drive	Franklin, NJ	—	364	2,064	545	375	2,598	2,973	1,125	1997	(i)
26 World's Fair Drive	Franklin, NJ	—	361	2,048	665	377	2,697	3,074	1,161	1997	(i)
24 World's Fair Drive	Franklin, NJ	—	347	1,968	586	362	2,539	2,901	1,147	1997	(i)
2060 Springdale Road	Cherry Hill, NJ	—	258	1,436	602	258	2,038	2,296	886	1998	(i)
20 World's Fair Drive Lot 13	Somerset, NJ	—	9	—	2,559	691	1,877	2,568	734	1999	(i)
45 Route 46	Pine Brook, NJ	—	969	5,491	1,005	978	6,487	7,465	2,623	2000	(i)
43 Route 46	Pine Brook, NJ	—	474	2,686	432	479	3,113	3,592	1,226	2000	(i)
39 Route 46	Pine Brook, NJ	—	260	1,471	293	262	1,762	2,024	700	2000	(i)

26 Chapin Road	Pine Brook, NJ	—	956	5,415	653	965	6,059	7,024	2,531	2000	(i)
30 Chapin Road	Pine Brook, NJ	—	960	5,440	477	970	5,907	6,877	2,385	2000	(i)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	3,214	1,534	11,729	13,263	5,524	2000	(i)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	526	396	2,725	3,121	1,152	2000	(i)
16 Chapin Road	Pine Brook, NJ	—	885	5,015	623	901	5,622	6,523	2,175	2000	(i)
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	606	1,154	7,012	8,166	2,778	2000	(i)
2500 Main Street	Sayreville, NJ	—	944	—	4,576	944	4,576	5,520	1,597	2002	(i)
2400 Main Street	Sayreville, NJ	—	996	—	5,539	996	5,539	6,535	1,789	2003	(i)
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	369	2003	(i)
103 Central Avenue	Mt. Laurel, NJ	—	610	1,847	1,617	619	3,455	4,074	1,444	2003	(i)
309-313 Pierce Street	Somerset, NJ	2,868	1,300	4,628	296	1,309	4,915	6,224	1,656	2004	(i)
7890 Airport Hwy/7015 Central	Pennsauken, NJ	—	300	989	495	425	1,359	1,784	1,013	2006	(i)
400 Cedar Lane	Florence Township, NJ	—	9,730	—	21,394	9,730	21,394	31,124	—	2016	(i)
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	113	920	4,715	5,635	1,432	2005	(i)
8751 Skinner Court	Orlando, FL	4,784	1,691	7,249	1	1,692	7,249	8,941	242	2016	(i)
4473 Shader Road	Orlando, FL	—	2,094	10,444	49	2,094	10,493	12,587	250	2016	(i)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	363	396	2,517	2,913	1,061	1999	(i)
50 South 56th Street	Chandler, AZ	2,906	1,206	3,218	1,379	1,252	4,551	5,803	1,667	2004	(i)
4701 West Jefferson	Phoenix, AZ	2,390	926	2,195	243	929	2,435	3,364	1,492	2005	(i)
7102 West Roosevelt	Phoenix, AZ	4,779	1,613	6,451	444	1,620	6,888	8,508	2,770	2006	(i)
4137 West Adams Street	Phoenix, AZ	1,949	990	2,661	239	1,038	2,852	3,890	1,092	2006	(i)
245 West Lodge	Tempe, AZ	—	898	3,066	(2,252)	362	1,350	1,712	465	2007	(i)
1590 East Riverview Dr.	Phoenix, AZ	4,632	1,293	5,950	77	1,292	6,028	7,320	1,474	2008	(i)
14131 N. Rio Vista Blvd	Peoria, AZ	—	2,563	9,388	165	2,563	9,553	12,116	2,465	2008	(i)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	770	2,709	11,740	14,449	3,020	2008	(i)
3815 W. Washington Street	Phoenix, AZ	3,294	1,675	4,514	149	1,719	4,619	6,338	1,251	2008	(i)
9180 W. Buckeye Road	Tolleson, AZ	6,907	1,904	6,805	2,428	1,923	9,214	11,137	2,197	2008	(i)
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	557	2014	(i)
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	221	2014	(i)
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	220	2014	(i)
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	15,698	4,315	15,698	20,013	420	2015	(i)
Salt Lake City
1270 West 2320 South	West Valley, UT	—	138	784	193	143	972	1,115	424	1998	(i)
1275 West 2240 South	West Valley, UT	—	395	2,241	352	408	2,580	2,988	1,172	1998	(i)
1288 West 2240 South	West Valley, UT	—	119	672	138	123	806	929	373	1998	(i)
2235 South 1300 West	West Valley, UT	—	198	1,120	249	204	1,363	1,567	589	1998	(i)
1293 West 2200 South	West Valley, UT	—	158	896	224	163	1,115	1,278	491	1998	(i)
1279 West 2200 South	West Valley, UT	—	198	1,120	172	204	1,286	1,490	601	1998	(i)
1272 West 2240 South	West Valley, UT	—	336	1,905	428	347	2,322	2,669	1,006	1998	(i)
1149 West 2240 South	West Valley, UT	—	217	1,232	284	225	1,508	1,733	716	1998	(i)
1142 West 2320 South	West Valley, UT	—	217	1,232	372	225	1,596	1,821	695	1998	(i)

2323 South 900 W	Salt Lake City, UT	—	886	2,995	(84)	898	2,899	3,797	1,665	2006	(i)
1815-1957 South 4650 West	Salt Lake City, UT	6,460	1,707	10,873	46	1,713	10,913	12,626	3,268	2006	(i)
2100 Alexander Street	West Valley, UT	—	376	1,670	390	376	2,060	2,436	732	2007	(i)
2064 Alexander Street	West Valley, UT	—	864	2,771	(33)	869	2,733	3,602	899	2007	(i)
Seattle
1901 Raymond Ave SW	Renton, WA	520	4,458	2,659	480	4,594	3,003	7,597	815	2008	(i)
19014 64th Avenue South	Kent, WA	2,968	1,990	3,979	471	2,042	4,398	6,440	1,484	2008	(i)
18640 68th Avenue South	Kent, WA	208	1,218	1,950	310	1,258	2,220	3,478	772	2008	(i)
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	3,010	1,746	3,148	465	1,822	3,537	5,359	1,579	2005	(i)
2000 Vista Bella Way	Rancho Dominguez, CA	1,282	817	1,673	292	853	1,929	2,782	904	2005	(i)
2835 East Ana Street	Rancho Dominguez, CA	2,425	1,682	2,750	409	1,772	3,069	4,841	1,318	2005	(i)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	(40)	2,859	8,590	11,449	2,724	2005	(i)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,127	2,124	5,219	1,614	2,143	6,814	8,957	3,143	2006	(i)
27801 Avenue Scott	Santa Clarita, CA	6,010	2,890	7,020	788	2,902	7,796	10,698	2,963	2006	(i)
2610 & 2660 Columbia Street	Torrance, CA	4,331	3,008	5,826	565	3,031	6,368	9,399	2,167	2006	(i)
433 Alaska Avenue	Torrance, CA	—	681	168	3	684	168	852	107	2006	(i)
4020 S. Compton Avenue	Los Angeles, CA	—	3,800	7,330	(473)	3,825	6,832	10,657	1,840	2006	(i)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	4,329	2006	(i)
2325 Camino Vida Roble	Carlsbad, CA	1,890	1,441	1,239	650	1,446	1,884	3,330	614	2006	(i)
2335 Camino Vida Roble	Carlsbad, CA	965	817	762	121	821	879	1,700	356	2006	(i)
2345 Camino Vida Roble	Carlsbad, CA	631	562	456	94	565	547	1,112	185	2006	(i)
2355 Camino Vida Roble	Carlsbad, CA	616	481	365	239	483	602	1,085	273	2006	(i)
2365 Camino Vida Roble	Carlsbad, CA	1,171	1,098	630	336	1,102	962	2,064	450	2006	(i)
2375 Camino Vida Roble	Carlsbad, CA	1,283	1,210	874	113	1,214	983	2,197	402	2006	(i)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	766	2,895	2,687	5,582	913	2006	(i)
13100 Gregg Street	Poway, CA	2,977	1,040	4,160	744	1,073	4,871	5,944	1,840	2007	(i)
21730-21748 Marilla Street	Chatsworth, CA	2,738	2,585	3,210	146	2,608	3,333	5,941	1,210	2007	(i)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	1,755	2007	(i)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	1,534	2007	(i)
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,305	20,144	15,160	35,304	4,504	2007	(i)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	46	1,441	819	2,260	289	2007	(i)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(724)	675	676	1,351	199	2007	(i)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	(107)	1,229	604	1,833	253	2007	(i)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	2,396	2,043	3,408	(252)	2,051	3,148	5,199	723	2007	(i)
1290 Rancho Conejo Blvd.	Thousand Oaks, CA	2,015	1,754	2,949	(332)	1,761	2,610	4,371	610	2007	(i)
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	630	2007	(i)
14050 Day Street	Moreno Valley, CA	3,395	2,538	2,538	291	2,565	2,801	5,366	1,002	2008	(i)
12925 Marlay Avenue	Fontana, CA	8,984	6,072	7,891	235	6,090	8,108	14,198	3,482	2008	(i)
18201-18291 Santa Fe	Rancho Dominguez, CA	9,949	6,720	—	9,004	6,897	8,827	15,724	2,148	2008	(i)
1011 Rancho Conejo	Thousand Oaks, CA	4,638	7,717	2,518	(168)	7,752	2,314	10,066	866	2008	(i)
20700 Denker Avenue	Torrance, CA	5,445	5,767	2,538	1,289	5,964	3,631	9,595	1,902	2008	(i)
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	659	2,874	3,485	6,359	1,115	2008	(i)

19021 S. Reyes Avenue		Rancho Dominguez, CA	—	8,183	7,501	233	8,545	7,372	15,917	1,399	2008	(i)
24870 Nandina Avenue		Moreno Valley, CA	—	13,543	—	21,146	6,482	28,207	34,689	3,196	2012	(i)
6185 Kimball Avenue		Chino, CA	—	6,385	—	12,343	6,382	12,346	18,728	1,792	2013	(i)
5553 Bandini Blvd.		Bell, CA	—	32,536	—	21,620	32,540	21,616	54,156	1,764	2013	(i)
16875 Heacock Street		Moreno Valley, CA	—	—	6,831	72	—	6,903	6,903	1,006	2014	(i)
4710 Guasti Road		Ontario, CA	5,662	2,846	6,564	212	2,846	6,776	9,622	494	2014	(i)
17100 Perris Blvd		Moreno Valley, CA	—	6,388	—	25,843	6,395	25,836	32,231	1,697	2014	(i)
13414 S. Figueroa		Los Angeles, CA	4,148	1,701	—	6,580	1,887	6,394	8,281	408	2014	(i)
3841 Ocean Ranch Boulevard		Oceanside, CA	—	4,400	—	8,034	4,400	8,034	12,434	349	2015	(i)
3831 Ocean Ranch Boulevard		Oceanside, CA	—	2,693	—	4,584	2,694	4,583	7,277	193	2015	(i)
3821 Ocean Ranch Boulevard		Oceanside, CA	—	2,792	—	4,470	2,792	4,470	7,262	147	2015	(i)
145 West 134th Street		Los Angeles, CA	—	2,901	2,285	173	2,901	2,458	5,359	162	2015	(i)
6150 Sycamore Canyon Blvd.		Riverside, CA	—	3,182	10,643	—	3,182	10,643	13,825	556	2015	(i)
17825 Indian Street		Moreno Valley, CA	—	5,034	22,095	—	5,034	22,095	27,129	1,029	2015	(i)
24901 San Michele Road		Moreno Valley, CA	—	1,274	—	11,482	1,274	11,482	12,756	184	2016	(i)
1445 Engineer Street		Vista, CA	—	6,816	4,417	1	6,816	4,418	11,234	129	2016	(i)
19067 Reyes Ave		Rancho Dominguez, CA	—	9,281	3,920	3,542	9,381	7,362	16,743	34	2016	(i)
St. Louis
1067-1083 Warson-Bldg A		St. Louis, MO	1,429	246	1,359	939	251	2,293	2,544	710	2002	(i)
1093-1107 Warson-Bldg B		St. Louis, MO	2,461	380	2,103	1,898	388	3,993	4,381	1,304	2002	(i)
1113-1129 Warson-Bldg C		St. Louis, MO	1,661	303	1,680	975	310	2,648	2,958	862	2002	(i)
1131-1151 Warson-Bldg D		St. Louis, MO	1,990	353	1,952	1,237	360	3,182	3,542	954	2002	(i)
6821-6857 Hazelwood Avenue		Berkeley, MO	4,640	985	6,205	1,069	985	7,274	8,259	2,558	2003	(i)
13701 Rider Trail North		Earth City, MO	—	800	2,099	610	804	2,705	3,509	1,201	2003	(i)
1908-2000 Innerbelt	(d)	Overland, MO	6,781	1,590	9,026	1,235	1,591	10,260	11,851	4,432	2004	(i)
21-25 Gateway Commerce Center		Edwardsville, IL	—	1,874	31,958	(38)	1,902	31,892	33,794	9,064	2006	(i)
6647 Romiss Court		St. Louis, MO	—	230	681	(8)	241	662	903	318	2008	(i)
Tampa
5525 Johns Road		Tampa, FL	—	192	1,086	280	200	1,358	1,558	638	1997	(i)
5709 Johns Road		Tampa, FL	—	192	1,086	196	200	1,274	1,474	600	1997	(i)
5711 Johns Road		Tampa, FL	—	243	1,376	171	255	1,535	1,790	716	1997	(i)
5455 W Waters Avenue		Tampa, FL	—	307	1,742	769	326	2,492	2,818	1,278	1997	(i)
5553 W Waters Avenue		Tampa, FL	—	307	1,742	427	326	2,150	2,476	1,059	1997	(i)
5501 W Waters Avenue		Tampa, FL	—	215	871	291	242	1,135	1,377	506	1997	(i)
5503 W Waters Avenue		Tampa, FL	—	98	402	150	110	540	650	245	1997	(i)
5555 W Waters Avenue		Tampa, FL	—	213	1,206	222	221	1,420	1,641	648	1997	(i)
5557 W Waters Avenue		Tampa, FL	—	59	335	60	62	392	454	183	1997	(i)
5463 W Waters Avenue		Tampa, FL	—	497	2,751	1,261	560	3,949	4,509	1,589	1998	(i)
5461 W Waters Avenue		Tampa, FL	—	261	—	1,311	265	1,307	1,572	584	1998	(i)
5481 W Waters Avenue		Tampa, FL	—	558	—	2,288	561	2,285	2,846	946	1999	(i)
4515-4519 George Road		Tampa, FL	—	633	3,587	861	640	4,441	5,081	1,710	2001	(i)
6089 Johns Road		Tampa, FL	—	180	987	134	186	1,115	1,301	402	2004	(i)
6091 Johns Road		Tampa, FL	—	140	730	45	144	771	915	269	2004	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016

				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/16				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2016
			(In thousands)
6103 Johns Road		Tampa, FL	—	220	1,160	38	226	1,192	1,418	434	2004	(i)
6201 Johns Road		Tampa, FL	—	200	1,107	34	205	1,136	1,341	497	2004	(i)
6203 Johns Road		Tampa, FL	—	300	1,460	(287)	311	1,162	1,473	426	2004	(i)
6205 Johns Road		Tampa, FL	—	270	1,363	36	278	1,391	1,669	385	2004	(i)
6101 Johns Road		Tampa, FL	—	210	833	93	216	920	1,136	385	2004	(i)
4908 Tampa West Blvd		Tampa, FL	—	2,622	8,643	(820)	2,635	7,810	10,445	3,322	2005	(i)
Other
12626 Silicon Drive		San Antonio, TX	—	768	3,448	(329)	779	3,108	3,887	1,149	2005	(i)
3100 Pinson Valley Parkway		Birmingham, AL	—	303	742	(304)	225	516	741	230	2005	(i)
3730 Wheeler Avenue		Fort Smith, AR	—	720	2,800	(589)	583	2,348	2,931	1,008	2006	(i)
3200 Pond Station		Jefferson County, KY	—	2,074	—	9,681	2,120	9,635	11,755	2,340	2007	(i)
581 Welltown Road/Tyson Blvd		Winchester, VA	—	2,320	—	10,972	2,401	10,891	13,292	2,589	2007	(i)
7501 NW 106th Terrace		Kansas City, MO	11,285	4,152	—	13,684	4,228	13,608	17,836	2,793	2008	(i)
600 Greene Drive		Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	5,270	2008	(i)
Developments in Process
First Park 94 - Building II		Somers, WI	—	2,133	—	19,846	2,134	19,845	21,979	—	2015	(i)
The Ranch By First Industrial		Eastvale, CA	—	22,857	—	5,895	22,857	5,895	28,752	—	2016	(i)
First Park @ PV303		Goodyear, AZ	—	6,998	—	14,740	6,998	14,740	21,738	—	2016	(i)
First Sycamore 215 Logistics Center		Riverside, CA	—	4,900	—	6,579	4,900	6,579	11,479	—	2016	(i)
Land Parcels
Land Parcels	(h)		2,067	159,066	3,227	27,207	154,345	35,155	189,500	3,146
Total			$498,861	$809,774	$1,569,543	$1,009,294	$795,311	$2,593,300	$3,388,611	$797,919

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016
NOTES:

(a)
See description of encumbrances in Note 4 of the Notes to Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of the write-off of fully depreciated assets and impairment of real estate and include construction in progress.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	These properties represent developable land and land parcels for which we receive ground lease income.

(i)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	5 to 20 years
Tenant Improvements	Lease Term

At December 31, 2016, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.3 billion (excluding construction in progress).

The changes in investment in real estate for the three years ended December 31, are as follows:

	2016	2015	2014
	(In thousands)
Balance, Beginning of Year	$3,297,649	$3,183,369	$3,119,547
Acquisition of Real Estate Assets	108,538	161,074	84,526
Construction Costs and Improvements	167,342	142,535	104,782
Disposition of Real Estate Assets	(153,364)	(162,636)	(98,378)
Impairment of Real Estate	—	(626)	—
Write-off of Fully Depreciated and Other Assets	(31,554)	(26,067)	(27,108)
Balance, End of Year Including Real Estate Held for Sale	$3,388,611	$3,297,649	$3,183,369
Real Estate Held for Sale (A)	(3,697)	(3,681)	—
Balance, End of Year Excluding Real Estate Held for Sale	$3,384,914	$3,293,968	$3,183,369

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2016	2015	2014
	(In thousands)
Balance, Beginning of Year	$792,501	$786,978	$748,044
Depreciation for Year	95,514	92,955	93,457
Disposition of Real Estate Assets	(62,634)	(61,365)	(27,415)
Write-off of Fully Depreciated and Other Assets	(27,462)	(26,067)	(27,108)
Balance, End of Year Including Real Estate Held for Sale	$797,919	$792,501	$786,978
Real Estate Held for Sale (B)	(1,427)	(1,171)	—
Balance, End of Year Excluding Real Estate Held for Sale	$796,492	$791,330	$786,978
_______________

(A)	The Real Estate Held for Sale at December 31, 2016 excludes $128 of other assets.
(B)	The Real Estate Held for Sale at December 31, 2016 excludes $44 of accumulated amortization related to the other assets mentioned above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 23, 2017

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 23, 2017
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 23, 2017
Peter E. Baccile

/S/ JOHN E. RAU	Lead Independent Director	February 23, 2017
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 23, 2017
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 23, 2017
H. Patrick Hackett, Jr.

/S/ L. PETER SHARPE	Director	February 23, 2017
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 23, 2017
W. Edwin Tyler

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 23, 2017

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 23, 2017
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 23, 2017
Peter E. Baccile

/S/ JOHN E. RAU	Lead Independent Director	February 23, 2017
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 23, 2017
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 23, 2017
H. Patrick Hackett, Jr.

/S/ L. PETER SHARPE	Director	February 23, 2017
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 23, 2017
W. Edwin Tyler