Form 10-Q
period 2017-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2017-04-28
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

First Industrial Realty Trust, Inc.:
Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

First Industrial, L.P.:
Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

First Industrial Realty Trust, Inc.	Yes ☐ No ☐
First Industrial, L.P.	Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes ☐ No ☑
First Industrial, L.P.	Yes ☐ No ☑
At April 27, 2017, 117,272,946 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2017 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2017, the Company owned an approximate 96.7% common general partnership interest in the Operating Partnership. The remaining approximate 3.3% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$806,722	$794,821
Buildings and Improvements	2,526,629	2,523,015
Construction in Progress	62,651	67,078
Less: Accumulated Depreciation	(806,925)	(796,492)
Net Investment in Real Estate	2,589,077	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,719 and $1,471	4,471	2,354
Cash and Cash Equivalents	18,998	9,859
Restricted Cash	7,503	11,602
Tenant Accounts Receivable, Net	4,355	4,757
Deferred Rent Receivable, Net	68,768	67,382
Deferred Leasing Intangibles, Net	27,909	29,499
Prepaid Expenses and Other Assets, Net	83,977	79,388
Total Assets	$2,805,058	$2,793,263
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$457,442	$495,956
Senior Unsecured Notes, Net	205,051	204,998
Unsecured Term Loans, Net	456,804	456,638
Unsecured Credit Facility	252,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	66,440	84,412
Deferred Leasing Intangibles, Net	10,057	10,400
Rents Received in Advance and Security Deposits	45,757	43,300
Dividends and Distributions Payable	25,977	23,434
Total Liabilities	1,519,528	1,508,638
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 150,000,000 shares authorized and 117,272,946 and 117,107,746 shares issued and outstanding)	1,174	1,172
Additional Paid-in-Capital	1,888,231	1,886,771
Distributions in Excess of Accumulated Earnings	(644,586)	(641,859)
Accumulated Other Comprehensive Loss	(2,445)	(4,643)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,242,374	1,241,441
Noncontrolling Interest	43,156	43,184
Total Equity	1,285,530	1,284,625
Total Liabilities and Equity	$2,805,058	$2,793,263
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Rental Income	$74,918	$71,752
Tenant Recoveries and Other Income	22,465	21,715
Total Revenues	97,383	93,467
Expenses:
Property Expenses	28,486	28,367
General and Administrative	8,033	7,674
Acquisition Costs	—	64
Depreciation and Other Amortization	28,494	31,128
Total Expenses	65,013	67,233
Other Income (Expense):
Gain on Sale of Real Estate	8,009	7,251
Interest Expense	(14,369)	(16,259)
Amortization of Deferred Financing Costs	(778)	(873)
Loss from Retirement of Debt	(1,653)	—
Total Other Income (Expense)	(8,791)	(9,881)
Income from Operations Before Income Tax Provision	23,579	16,353
Income Tax Provision	(88)	(58)
Net Income	23,491	16,295
Less: Net Income Attributable to the Noncontrolling Interest	(782)	(607)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$22,709	$15,688
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.14
Dividends/Distributions Per Share	$0.21	$0.19
Weighted Average Shares Outstanding - Basic	116,837	110,793
Weighted Average Shares Outstanding - Diluted	117,261	110,985
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Income	$23,491	$16,295
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	2,178	(12,496)
Amortization of Interest Rate Protection Agreements	96	102
Comprehensive Income	25,765	3,901
Comprehensive Income Attributable to Noncontrolling Interest	(858)	(145)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$24,907	$3,756
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Stock Based Compensation Activity	2	1,422	(724)	—	—	700
Reallocation - Additional Paid-in-Capital	—	38	—	—	(38)	—
Common Stock Dividends and Unit Distributions	—	—	(24,712)	—	(848)	(25,560)
Net Income	—	—	22,709	—	782	23,491
Other Comprehensive Income	—	—	—	2,198	76	2,274
Balance as of March 31, 2017	$1,174	$1,888,231	$(644,586)	$(2,445)	$43,156	$1,285,530
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,491	$16,295
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,200	25,829
Amortization of Deferred Financing Costs	778	873
Other Amortization, including Stock Based Compensation	8,112	8,104
Provision for Bad Debt	75	265
Gain on Sale of Real Estate	(8,009)	(7,251)
Loss from Retirement of Debt	1,653	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,147)	(2,453)
Increase in Deferred Rent Receivable, Net	(1,494)	(1,839)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(3,571)	(12,460)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	38,635	26,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(15,074)	(47,406)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(34,910)	(35,905)
Net Proceeds from Sales of Investments in Real Estate	19,916	15,393
Decrease in Escrows	2,399	19,477
Net Cash Used in Investing Activities	(27,669)	(48,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs	(13)	(236)
Repurchase and Retirement of Restricted Stock	(2,401)	(5,230)
Common Stock Dividends and Unit Distributions Paid	(23,017)	(14,705)
Repayments on Mortgage Loans Payable	(38,896)	(60,879)
Repayments of Senior Unsecured Notes	—	(159,125)
Proceeds from Unsecured Credit Facility	85,000	298,000
Repayments on Unsecured Credit Facility	(22,500)	(37,000)
Net Cash (Used in) Provided by Financing Activities	(1,827)	20,825
Net Increase (Decrease) in Cash and Cash Equivalents	9,139	(807)
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$18,998	$3,180
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,027	$449
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$25,977	$22,112
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$—	$(98)
Additional Paid-in-Capital	—	98
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$—	$5,082
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$22,186	$16,151
Write-off of Fully Depreciated Assets	$(7,023)	$(14,457)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$806,722	$794,821
Buildings and Improvements	2,526,629	2,523,015
Construction in Progress	62,651	67,078
Less: Accumulated Depreciation	(806,925)	(796,492)
Net Investment in Real Estate (including $276,672 and $278,398 related to consolidated variable interest entities, see Note 5)	2,589,077	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,719 and $1,471	4,471	2,354
Cash and Cash Equivalents	18,998	9,859
Restricted Cash	7,503	11,602
Tenant Accounts Receivable, Net	4,355	4,757
Deferred Rent Receivable, Net	68,768	67,382
Deferred Leasing Intangibles, Net	27,909	29,499
Prepaid Expenses and Other Assets, Net	94,405	89,826
Total Assets	$2,815,486	$2,803,701
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $62,229 and $70,366 related to consolidated variable interest entities, see Note 5)	$457,442	$495,956
Senior Unsecured Notes, Net	205,051	204,998
Unsecured Term Loans, Net	456,804	456,638
Unsecured Credit Facility	252,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	66,440	84,412
Deferred Leasing Intangibles, Net	10,057	10,400
Rents Received in Advance and Security Deposits	45,757	43,300
Distributions Payable	25,977	23,434
Total Liabilities	1,519,528	1,508,638
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (117,272,946 and 117,107,746 units outstanding)	1,218,425	1,219,755
Limited Partners Units (4,039,375 and 4,039,375 units outstanding)	79,090	79,156
Accumulated Other Comprehensive Loss	(2,530)	(4,804)
Total First Industrial L.P.'s Partners’ Capital	1,294,985	1,294,107
Noncontrolling Interest	973	956
Total Partners’ Capital	1,295,958	1,295,063
Total Liabilities and Partners’ Capital	$2,815,486	$2,803,701
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Rental Income	$74,918	$71,752
Tenant Recoveries and Other Income	22,465	21,715
Total Revenues	97,383	93,467
Expenses:
Property Expenses	28,486	28,367
General and Administrative	8,033	7,674
Acquisition Costs	—	64
Depreciation and Other Amortization	28,494	31,128
Total Expenses	65,013	67,233
Other Income (Expense):
Gain on Sale of Real Estate	8,009	7,251
Interest Expense	(14,369)	(16,259)
Amortization of Deferred Financing Costs	(778)	(873)
Loss from Retirement of Debt	(1,653)	—
Total Other Income (Expense)	(8,791)	(9,881)
Income from Operations Before Income Tax Provision	23,579	16,353
Income Tax Provision	(88)	(58)
Net Income	23,491	16,295
Less: Net Income Attributable to the Noncontrolling Interest	(27)	(14)
Net Income Available to Unitholders and Participating Securities	$23,464	$16,281
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.19	$0.14
Distributions Per Unit	$0.21	$0.19
Weighted Average Units Outstanding - Basic	120,877	115,096
Weighted Average Units Outstanding - Diluted	121,301	115,288
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Income	$23,491	$16,295
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	2,178	(12,496)
Amortization of Interest Rate Protection Agreements	96	102
Comprehensive Income	$25,765	$3,901
Comprehensive Income Attributable to Noncontrolling Interest	(27)	(14)
Comprehensive Income Attributable to Unitholders	$25,738	$3,887
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Stock Based Compensation Activity	700	—	—	—	700
Unit Distributions	(24,712)	(848)	—	—	(25,560)
Contributions from Noncontrolling Interest	—	—	—	7	7
Distributions to Noncontrolling Interest	—	—	—	(17)	(17)
Net Income	22,682	782	—	27	23,491
Other Comprehensive Income	—	—	2,274	—	2,274
Balance as of March 31, 2017	$1,218,425	$79,090	$(2,530)	$973	$1,295,958
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,491	$16,295
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,200	25,829
Amortization of Deferred Financing Costs	778	873
Other Amortization, including Stock Based Compensation	8,112	8,104
Provision for Bad Debt	75	265
Gain on Sale of Real Estate	(8,009)	(7,251)
Loss from Retirement of Debt	1,653	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,137)	(2,423)
Increase in Deferred Rent Receivable, Net	(1,494)	(1,839)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(3,571)	(12,460)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	38,645	26,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(15,074)	(47,406)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(34,910)	(35,905)
Net Proceeds from Sales of Investments in Real Estate	19,916	15,393
Decrease in Escrows	2,399	19,477
Net Cash Used in Investing Activities	(27,669)	(48,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Costs	(13)	(236)
Repurchase and Retirement of Restricted Units	(2,401)	(5,230)
Unit Distributions Paid	(23,017)	(14,705)
Contributions from Noncontrolling Interests	7	3
Distributions to Noncontrolling Interests	(17)	(33)
Repayments on Mortgage Loans Payable	(38,896)	(60,879)
Repayments of Senior Unsecured Notes	—	(159,125)
Proceeds from Unsecured Credit Facility	85,000	298,000
Repayments on Unsecured Credit Facility	(22,500)	(37,000)
Net Cash (Used in) Provided by Financing Activities	(1,837)	20,795
Net Increase (Decrease) in Cash and Cash Equivalents	9,139	(807)
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$18,998	$3,180
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,027	$449
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$25,977	$22,112
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$—	$(98)
General Partner Units	—	98
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$—	$5,082
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$22,186	$16,151
Write-off of Fully Depreciated Assets	$(7,023)	$(14,457)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at March 31, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at March 31, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2017, we owned 526 industrial properties located in 23 states, containing an aggregate of approximately 62.7 million square feet of gross leasable area ("GLA"). Of the 526 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2016 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2016 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2016 audited consolidated financial statements included in our 2016 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the three months ended March 31, 2017 and 2016. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2017 and December 31, 2016, the results of our operations and comprehensive income for each of the three months ended March 31, 2017 and 2016, and our cash flows for each of the three months ended March 31, 2017 and 2016. All adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation
Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We applied ASU 2017-01 prospectively. We anticipate that our acquisitions of real estate in the future will generally not meet the definition of a business combination and, accordingly, transaction costs which have historically been expensed will be capitalized as part of the basis of the real estate assets acquired.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. Under ASU 2016-02, we will be required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. We are a lessee on certain ground and operating leases as disclosed in Note 14 to the consolidated financial statements in our 2016 Form 10-K. Due to the length of the lease terms of some of these ground and operating leases, we expect to record a right-of-use asset and lease liability with respect to certain of our ground and operating leases upon adoption of this standard. ASU 2016-02 also requires that lessors expense certain initial direct costs that are not incremental in negotiating a lease as incurred. Under existing standards, certain of these initial direct costs are capitalizable. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. We are continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We will adopt ASU 2016-02 on January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. While lease contracts with customers, which constitute a vast majority of our revenues, are a specific scope exception, certain of our revenue streams may be impacted by the new guidance. Once the new guidance setting forth principles for the recognition, measurement, presentation and disclosure of leases (ASU 2016-02, as discussed above) goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. ASU 2014-09 provides the option of using a full retrospective or a modified retrospective approach. We have not decided which method of adoption we will use. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations and we will adopt ASU 2014-09 on January 1, 2018.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with retrospective application required. We expect ASU 2016-15 to impact the presentation of our consolidated statement of cash flows and we will adopt ASU 2016-15 on January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning- of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017. We expect ASU 2016-18 to impact the presentation of our consolidated statement of cash flows and we will adopt ASU 2016-18 on January 1, 2018.
3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2017, we acquired one land parcel. The purchase price of this acquisition totaled approximately $14,975, excluding costs incurred in conjunction with the acquisition.
Real Estate Held for Sale
As of March 31, 2017, we had two industrial properties comprising approximately 0.1 million square feet of GLA held for sale.
Sales
During the three months ended March 31, 2017, we sold 12 industrial properties comprising approximately 0.3 million square feet of GLA. Gross proceeds from the sales of these industrial properties were approximately $20,500. The gain on sale of real estate was approximately $8,009.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2017	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2017	December 31, 2016
Mortgage Loans Payable, Gross	$459,539	$498,435	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(2,481)	(2,905)
Unamortized Premiums	384	426
Mortgage Loans Payable, Net	$457,442	$495,956
Senior Unsecured Notes, Gross
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	101,871	101,871	5.95%	6.37%	5/15/2017
Subtotal	$205,423	$205,423
Unamortized Deferred Financing Costs	(277)	(320)
Unamortized Discounts	(95)	(105)
Senior Unsecured Notes, Net	$205,051	$204,998
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(3,196)	(3,362)
Unsecured Term Loans, Net	$456,804	$456,638
Unsecured Credit Facility (B)	$252,000	$189,500	1.99%	N/A	3/11/2019
(A) The interest rate at March 31, 2017 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $2,544 and $2,876 as of March 31, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the three months ended March 31, 2017, we paid off mortgage loans in the amount of $36,108. In connection with the mortgage loans paid off during the three months ended March 31, 2017, we recognized $1,653 as loss from retirement of debt representing prepayment penalties and the write-off of unamortized deferred financing costs.
As of March 31, 2017, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $594,627. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2017.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2017	$164,789
2018	165,449
2019	331,329
2020	58,762
2021	266,818
Thereafter	389,815
Total	$1,376,962
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans (as defined in Note 10) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans and indentures governing our senior unsecured notes as of March 31, 2017. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2017 and December 31, 2016, the fair value of our indebtedness was as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$459,923	$474,283	$498,861	$513,540
Senior Unsecured Notes, Net	205,328	221,162	205,318	222,469
Unsecured Term Loans	460,000	458,665	460,000	458,602
Unsecured Credit Facility	252,000	252,000	189,500	189,500
Total	$1,377,251	$1,406,110	$1,353,679	$1,384,111
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2017	December 31, 2016
ASSETS
Assets:
Net Investment in Real Estate	$276,672	$278,398
Other Assets, Net	26,312	24,401
Total Assets	$302,984	$302,799
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$62,229	$70,366
Other Liabilities, Net	9,138	9,138
Partners’ Capital	231,617	223,295
Total Liabilities and Partners’ Capital	$302,984	$302,799
6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the three months ended March 31, 2017 and 2016:

	2017	2016
Balance as of December 31	$43,184	$42,035
Net Income	782	607
Unit Distributions	(848)	(816)
Other Comprehensive Income (Loss) (Including a Reallocation of $0 and $3)	76	(459)
Conversion of Limited Partner Units to Common Stock (A)	—	(98)
Reallocation - Additional Paid-in-Capital	(38)	(47)
Balance as of March 31	$43,156	$41,222
(A) For the three months ended March 31, 2016, 9,823 Limited Partner Units were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $98 of noncontrolling interest to the Company’s stockholders’ equity.
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the three months ended March 31, 2017 and 2016:

	2017	2016
Balance as of December 31	$956	$1,096
Net Income	27	14
Contributions	7	3
Distributions	(17)	(33)
Balance as of March 31	$973	$1,080

Dividends/Distributions
During the three months ended March 31, 2017, we declared $25,560 common stock dividends and Unit distributions.
7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company and the Operating Partnership for the three months ended March 31, 2017:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2016	$(4,804)	$(4,804)	$161	(4,643)
Other Comprehensive Income Before Reclassifications	765	765	(76)	689
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,509	1,509	—	1,509
Net Current Period Other Comprehensive Income	2,274	2,274	(76)	2,198
Balance as of March 31, 2017	$(2,530)	$(2,530)	$85	$(2,445)
The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the three months ended March 31, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Interest Rate Protection Agreements (Previously Settled)	96	102	Interest Expense
Settlement Payments to our Counterparties	1,413	1,836	Interest Expense
Total	$1,509	$1,938
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $132 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 10) will also be reclassified to net income. See Note 10 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$22,709	$15,688
Net Income Allocable to Participating Securities	(67)	(63)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$22,642	$15,625
Denominator (In Thousands):
Weighted Average Shares - Basic	116,837	110,793
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	424	192
Weighted Average Shares - Diluted	117,261	110,985
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.14
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Numerator:
Net Income Available to Unitholders and Participating Securities	$23,464	$16,281
Net Income Allocable to Participating Securities	(66)	(63)
Net Income Available to Unitholders	$23,398	$16,218
Denominator (In Thousands):
Weighted Average Units - Basic	120,877	115,096
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	424	192
Weighted Average Units - Diluted	121,301	115,288
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.14
Participating securities include 403,628 and 421,291 of unvested restricted stock or restricted Unit awards outstanding at March 31, 2017 and 2016, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the three months ended March 31, 2017, the Company awarded 252,213 shares of restricted stock awards to certain employees, which had a fair value of $6,631 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. The Operating Partnership issued restricted Unit awards to the Company in the same amount for this restricted stock award.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During both the three months ended March 31, 2017 and 2016, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the three months ended March 31, 2017, the Company granted to certain employees 195,951 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,473 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $3,101 and $2,963 for the three months ended March 31, 2017 and 2016, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At March 31, 2017, we had $12,705 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.14 years.

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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2017, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps and 2015 Swaps, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of March 31, 2017:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$2,349	—	$2,349	—
Liabilities:
2014 Swaps	$(3,766)	—	$(3,766)	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the three months ended March 31, 2017. See Note 7 for more information regarding our derivatives.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2017, we had eight industrial properties totaling approximately 1.8 million square feet of GLA under construction. The estimated total investment as of March 31, 2017 is approximately $135,700. Of this amount, approximately $71,700 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.

During the year ended December 31, 2016, a 0.03 million square foot industrial property in San Diego, California was significantly destroyed by a fire (the “2016 Fire”) and accordingly, during that same period we wrote off the unamortized net book value of the building improvements amounting to approximately $2,824. We recorded a receivable from our insurance company for the amount of the write off, less our $25 deductible. In a separate event, on April 3, 2017, a fire caused significant damage to a 0.08 million square foot industrial property located in Los Angeles, California (the “2017 Fire”) (see subsequent events). During the three months ended June 30, 2017, we will write off the net unamortized building improvements for the damaged portions of the industrial property. Similar to the accounting for the 2016 Fire, we will record a receivable from our insurance company for the amount of the write off, less our $25 deductible. While we believe that the damages incurred due to the 2016 Fire and 2017 Fire are fully insured and reimbursable in accordance with our insurance policies, subject to the deductibles discussed, there can be no assurance that the cost to repair the damages will be collected.
12. Subsequent Events
From April 1, 2017 to April 27, 2017, we acquired one industrial property for a purchase price of approximately $11,150, excluding costs incurred in conjunction with the acquisition of the industrial property.
On April 3, 2017, a fire damaged a 0.08 million square foot building located in Los Angeles, California. See Note 11 for further information.
On April 20, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.

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

•
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2016 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the “SEC”).

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at March 31, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at March 31, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2017, we owned 526 industrial properties located in 23 states, containing an aggregate of approximately 62.7 million square feet of gross leasable area ("GLA"). Of the 526 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Summary of Significant Transactions During the Three Months Ended March 31, 2017
During the three months ended March 31, 2017, we completed the following significant transactions and financing activities:

•	We acquired one land parcel for an aggregate purchase price of approximately $15.0 million, excluding costs incurred in conjunction with the acquisition.

•	We sold 12 industrial properties comprising approximately 0.3 million square feet of GLA for total gross sales proceeds of approximately $20.5 million.

•	We paid off $36.1 million in mortgage loans payable.

•	We declared a first quarter cash dividend of $0.21 per common share or Unit, an increase of 10.5% from the 2016 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2017 and 2016. Same store properties are properties owned prior to January 1, 2016 and held as an in-service property through March 31, 2017 and developments and redevelopments that were placed in service prior to January 1, 2016 or were substantially completed for the 12 months prior to January 1, 2016. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2015 and held as an operating property through March 31, 2017. Sold properties are properties that were sold subsequent to December 31, 2015. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2016; or b) stabilized prior to January 1, 2016. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
Our net income was $23.5 million and $16.3 million for the three months ended March 31, 2017 and 2016, respectively.
For both the three months ended March 31, 2017 and 2016, the average occupancy rates of our same store properties was 95.8%.

	2017	2016	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$89,957	$87,284	$2,673	3.1%
Acquired Properties	1,162	207	955	461.4%
Sold Properties	380	4,775	(4,395)	(92.0)%
(Re) Developments	5,149	695	4,454	640.9%
Other	735	506	229	45.3%
Total Revenues	$97,383	$93,467	$3,916	4.2%
Revenues from same store properties increased $2.7 million primarily due to an increase in rental rates and tenant recoveries. Revenues from acquired properties increased $1.0 million due to the six industrial properties acquired subsequent to December 31, 2015 totaling approximately 0.7 million square feet of GLA. Revenues from sold properties decreased $4.4 million due to the 75 industrial properties sold subsequent to December 31, 2015 totaling approximately 4.2 million square feet of GLA. Revenues from (re) developments increased $4.5 million due to an increase in occupancy. Other revenues increased $0.2 million primarily due to an increase in occupancy related to two properties acquired in 2015 and placed in service during 2016.

	2017	2016	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,224	$23,650	$574	2.4%
Acquired Properties	317	40	277	692.5%
Sold Properties	197	1,830	(1,633)	(89.2)%
(Re) Developments	1,289	514	775	150.8%
Other	2,459	2,333	126	5.4%
Total Property Expenses	$28,486	$28,367	$119	0.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $0.6 million primarily due to an increase in real estate tax expense. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $0.8 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense increased $0.4 million, or 4.7%, primarily due to an increase in compensation.
As discussed in Note 2 to the Consolidated Financial Statements, we adopted a new accounting standard relating to the definition of a business on January 1, 2017. We anticipate that our acquisitions of real estate in the future generally will not meet the definition of a business combination. Accordingly, acquisition costs, which historically have been expensed, will be capitalized as part of the basis of the real estate assets acquired. We applied this new accounting standard prospectively. For the three months ended March 31, 2016, we recognized $0.1 million of expenses related to costs associated with acquiring industrial properties from third parties.

	2017	2016	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,770	$26,459	$(689)	(2.6)%
Acquired Properties	599	128	471	368.0%
Sold Properties	86	1,425	(1,339)	(94.0)%
(Re) Developments	1,490	2,540	(1,050)	(41.3)%
Corporate Furniture, Fixtures and Equipment and Other	549	576	(27)	(4.7)%
Total Depreciation and Other Amortization	$28,494	$31,128	$(2,634)	(8.5)%
Depreciation and other amortization from same store properties decreased $0.7 million due to accelerated depreciation and amortization taken during the three months ended March 31, 2016 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re) developments decreased $1.1 million primarily due to accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the first quarter of 2016 partially offset by an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended March 31, 2017, we recognized $8.0 million of gain on sale of real estate related to the sale of 12 industrial properties comprising approximately 0.3 million square feet of GLA. For the three months ended March 31, 2016, we recognized $7.3 million of gain on sale of real estate related to the sale of five industrial properties comprising approximately 0.4 million square feet of GLA.
Interest expense decreased $1.9 million, or 11.6%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2017 ($1,392.9 million) as compared to the three months ended March 31, 2016 ($1,483.5 million), an increase in capitalized interest of $0.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to an increase in development activities and a decrease in the weighted average interest rate for the three months ended March 31, 2017 (4.48%) as compared to the three months ended March 31, 2016 (4.53%).
Amortization of deferred financing costs remained relatively unchanged.
For the three months ended March 31, 2017, we recognized a loss from retirement of debt of $1.7 million due to the early payoff of certain mortgage loans related to prepayment penalties and the write-off of unamortized deferred financing costs.
Income tax provision was not significant in either period.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2017. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	34	588	$5.37	19.4%	4.1	$3.71	N/A
Renewal Leases	59	3,445	$4.24	13.3%	3.6	$0.87	84.7%
Development / Acquisition Leases	2	47	$6.07	N/A	6.1	N/A	N/A
Total / Weighted Average	95	4,080	$4.42	14.3%	3.7	$1.29	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
During the three months ended March 31, 2017, 19 new leases commenced with free rent periods during the lease term with such leases constituting 0.4 million square feet of GLA. Total free rent concessions of $0.5 million were associated with these new leases. During the three months ended March 31, 2017, one renewal lease commenced with free rent periods during the lease term with such lease constituting 0.1 million square feet of GLA. Total free rent concessions of $0.02 million were associated with this renewal lease. Additionally, during the three months ended March 31, 2017, two development and acquisition leases commenced with free rent periods during the lease term with such leases constituting 0.05 million square feet of GLA. Total free rent concessions of $0.2 million were associated with these development and acquisition leases.

Liquidity and Capital Resources
At March 31, 2017, our cash and cash equivalents and restricted cash were approximately $19.0 million and $7.5 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $372.0 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2017.
We have considered our short-term (through March 31, 2018) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.95% 2017 II Notes and our 7.50% 2017 Notes (each described in Note 4 to the Consolidated Financial Statements), in the aggregate principal amount of $101.9 million and $55.0 million, respectively, are due May 15, 2017 and December 1, 2017, respectively. We expect to satisfy these payment obligations on or prior to the maturity dates with borrowings under our Unsecured Credit Facility and proceeds from the issuance of unsecured debt securities. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2018) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At March 31, 2017, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.99%. As of April 27, 2017, we had approximately $532.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2017, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2017.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2017
Net cash provided by operating activities for both the Company and the Operating Partnership of approximately $38.6 million for the three months ended March 31, 2017 was comprised primarily of the non-cash adjustments of approximately $24.3 million and net income of approximately $23.5 million, offset by the net change in operating assets and liabilities of approximately $7.7 million and the payments of prepayment penalties associated with the retirement of debt of approximately $1.5 million. The adjustments for the non-cash items of approximately $24.3 million are primarily comprised of depreciation and amortization of approximately $32.1 million, the loss from retirement of debt of approximately $1.6 million and the provision for bad debt of approximately $0.1 million, offset by the gain on sale of real estate of approximately $8.0 million and the effect of the straight-lining of rental income of approximately $1.5 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $27.7 million for the three months ended March 31, 2017 was comprised primarily of the acquisition of a land parcel, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by a decrease in escrows (primarily related to sales proceeds held by third party intermediaries to be disbursed as we exchange into properties under Section 1031 of the Code) and the net proceeds from the sale of real estate.
During the three months ended March 31, 2017, we sold 12 industrial properties comprising approximately 0.3 million square feet of GLA. Proceeds from the sales of these 12 industrial properties, net of closing costs, were approximately $19.9 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2017.

Net cash used in financing activities for both the Company and the Operating Partnership of approximately $1.8 million for the three months ended March 31, 2017 was comprised primarily of the repayments on our mortgage loans payable, common stock and Unit distributions, payments of financing costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests, offset by the net proceeds from the Unsecured Credit Facility.
During the three months ended March 31, 2017, we paid off $36.1 million in mortgage loans payable. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2017 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2017, $1,125.3 million or 81.7% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $252.0 million or 18.3% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2016, $1,164.2 million or 86.0% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $189.5 million or 14.0% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.
At March 31, 2017 and December 31, 2016, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. At March 31, 2017, we had approximately $252.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2017 would have increased by approximately $0.05 million based on our average outstanding floating-rate debt during the three months ended March 31, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.4 million during the three months ended March 31, 2017.
As of March 31, 2017, the estimated fair value of our debt was approximately $1,406.1 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2017 incentive compensation plan.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2017 and 2016.

	2017	2016
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$22,709	$15,688
Adjustments:
Depreciation and Other Amortization of Real Estate	28,325	30,956
Gain on Sale of Depreciable Real Estate	(8,009)	(7,251)
Noncontrolling Interest Share of Adjustments	(681)	(889)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$42,344	$38,504

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, income tax benefit and expense, gains and losses on retirement of debt and sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2017 and 2016.

	2017	2016
	(In thousands)
Same Store Revenues	$89,957	$87,284
Same Store Property Expenses	(24,224)	(23,650)
Same Store Net Operating Income Before Same Store Adjustments	$65,733	$63,634
Same Store Adjustments:
Lease Inducement Amortization	184	226
Straight-line Rent	200	(1,564)
Above / Below Market Rent Amortization	(273)	(265)
Lease Termination Fees	(278)	(128)
Same Store Net Operating Income	$65,566	$61,903
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From April 1, 2017 to April 27, 2017, we acquired one industrial property for a purchase price of approximately $11.2 million, excluding costs incurred in conjunction with the acquisition of the industrial property.
On April 3, 2017, a fire damaged a 0.08 million square foot building located in Los Angeles, California. See Note 11 to the Consolidated Financial Statements for further information.
On April 20, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016, except to the extent factual information disclosed elsewhere in the Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016.

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
Date: April 27, 2017

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.