Form 10-Q
period 2017-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2017-07-28
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
At July 27, 2017, 119,844,995 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2017 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2017, the Company owned an approximate 96.7% common general partnership interest in the Operating Partnership. The remaining approximate 3.3% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$842,512	$794,821
Buildings and Improvements	2,570,558	2,523,015
Construction in Progress	45,402	67,078
Less: Accumulated Depreciation	(806,477)	(796,492)
Net Investment in Real Estate	2,651,995	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $6,048 and $1,471	6,593	2,354
Cash and Cash Equivalents	11,607	9,859
Restricted Cash	5,619	11,602
Tenant Accounts Receivable, Net	3,730	4,757
Deferred Rent Receivable, Net	69,703	67,382
Deferred Leasing Intangibles, Net	29,670	29,499
Prepaid Expenses and Other Assets, Net	85,046	79,388
Total Assets	$2,863,963	$2,793,263
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$455,016	$495,956
Senior Unsecured Notes, Net	301,554	204,998
Unsecured Term Loans, Net	456,971	456,638
Unsecured Credit Facility	127,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	66,003	84,412
Deferred Leasing Intangibles, Net	10,883	10,400
Rents Received in Advance and Security Deposits	46,544	43,300
Dividends and Distributions Payable	26,715	23,434
Total Liabilities	1,490,686	1,508,638
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 225,000,000 and 150,000,000 shares authorized and 119,848,054 and 117,107,746 shares issued and outstanding)	1,199	1,172
Additional Paid-in-Capital	1,963,129	1,886,771
Distributions in Excess of Accumulated Earnings	(632,390)	(641,859)
Accumulated Other Comprehensive Loss	(3,777)	(4,643)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,328,161	1,241,441
Noncontrolling Interest	45,116	43,184
Total Equity	1,373,277	1,284,625
Total Liabilities and Equity	$2,863,963	$2,793,263
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues:
Rental Income	$75,802	$72,271	$150,720	$144,023
Tenant Recoveries and Other Income	21,777	20,744	44,242	42,459
Total Revenues	97,579	93,015	194,962	186,482
Expenses:
Property Expenses	26,897	26,875	55,383	55,242
General and Administrative	6,785	6,433	14,818	14,107
Acquisition Costs	—	155	—	219
Depreciation and Other Amortization	29,040	28,725	57,534	59,853
Total Expenses	62,722	62,188	127,735	129,421
Other Income (Expense):
Gain on Sale of Real Estate	20,860	36,775	28,869	44,026
Interest Expense	(14,915)	(14,589)	(29,284)	(30,848)
Amortization of Deferred Financing Costs	(780)	(782)	(1,558)	(1,655)
Loss from Retirement of Debt	—	—	(1,653)	—
Total Other Income (Expense)	5,165	21,404	(3,626)	11,523
Income from Operations Before Income Tax Provision	40,022	52,231	63,601	68,584
Income Tax Provision	(1,169)	(123)	(1,257)	(181)
Net Income	38,853	52,108	62,344	68,403
Less: Net Income Attributable to the Noncontrolling Interest	(1,291)	(1,879)	(2,073)	(2,486)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$37,562	$50,229	$60,271	$65,917
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.32	$0.43	$0.51	$0.58
Dividends/Distributions Per Share	$0.21	$0.19	$0.42	$0.38
Weighted Average Shares Outstanding - Basic	117,299	116,191	117,070	113,492
Weighted Average Shares Outstanding - Diluted	117,779	116,558	117,522	113,771
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income	$38,853	$52,108	$62,344	$68,403
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,435)	(5,120)	743	(17,616)
Amortization of Interest Rate Protection Agreements	60	96	156	198
Comprehensive Income	37,478	47,084	63,243	50,985
Comprehensive Income Attributable to Noncontrolling Interest	(1,245)	(1,707)	(2,103)	(1,852)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$36,233	$45,377	$61,140	$49,133
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Issuance of Common Stock, Net of Issuance Costs	25	74,636	—	—	—	74,661
Stock Based Compensation Activity	2	3,244	(724)	—	—	2,522
Reallocation - Additional Paid-in-Capital	—	(1,522)	—	—	1,522	—
Common Stock Dividends and Unit Distributions	—	—	(50,078)	—	(1,696)	(51,774)
Net Income	—	—	60,271	—	2,073	62,344
Reallocation - Other Comprehensive Income	—	—	—	(3)	3	—
Other Comprehensive Income	—	—	—	869	30	899
Balance as of June 30, 2017	$1,199	$1,963,129	$(632,390)	$(3,777)	$45,116	$1,373,277
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,344	$68,403
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,751	49,084
Amortization of Deferred Financing Costs	1,558	1,655
Other Amortization, including Stock Based Compensation	14,939	14,892
Provision for Bad Debt	127	491
Gain on Sale of Real Estate	(28,869)	(44,026)
Loss from Retirement of Debt	1,653	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(938)	1,371
Increase in Deferred Rent Receivable, Net	(2,936)	(3,303)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(729)	(13,889)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	92,447	74,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(96,492)	(71,223)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(72,125)	(67,176)
Net Proceeds from Sales of Investments in Real Estate	56,773	96,849
Decrease in Escrows	4,866	12,457
Net Cash Used in Investing Activities	(106,978)	(29,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(1,829)	(375)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	74,880	124,936
Repurchase and Retirement of Restricted Stock	(2,401)	(5,230)
Common Stock Dividends and Unit Distributions Paid	(48,493)	(36,658)
Repayments on Mortgage Loans Payable	(41,507)	(63,690)
Proceeds from Senior Unsecured Notes	200,000	—
Repayments of Senior Unsecured Notes	(101,871)	(159,125)
Proceeds from Unsecured Credit Facility	262,000	343,000
Repayments on Unsecured Credit Facility	(324,500)	(247,500)
Net Cash Provided by (Used in) Financing Activities	16,279	(44,642)
Net Increase (Decrease) in Cash and Cash Equivalents	1,748	389
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$11,607	$4,376
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,907	$1,319
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$26,715	$23,284
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$—	$(107)
Additional Paid-in-Capital	—	107
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$305	$5,127
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$19,786	$25,518
Write-off of Fully Depreciated Assets	$(15,295)	$(25,543)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$842,512	$794,821
Buildings and Improvements	2,570,558	2,523,015
Construction in Progress	45,402	67,078
Less: Accumulated Depreciation	(806,477)	(796,492)
Net Investment in Real Estate (including $281,816 and $278,398 related to consolidated variable interest entities, see Note 5)	2,651,995	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $6,048 and $1,471	6,593	2,354
Cash and Cash Equivalents	11,607	9,859
Restricted Cash	5,619	11,602
Tenant Accounts Receivable, Net	3,730	4,757
Deferred Rent Receivable, Net	69,703	67,382
Deferred Leasing Intangibles, Net	29,670	29,499
Prepaid Expenses and Other Assets, Net	95,422	89,826
Total Assets	$2,874,339	$2,803,701
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $61,911 and $70,366 related to consolidated variable interest entities, see Note 5)	$455,016	$495,956
Senior Unsecured Notes, Net	301,554	204,998
Unsecured Term Loans, Net	456,971	456,638
Unsecured Credit Facility	127,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	66,003	84,412
Deferred Leasing Intangibles, Net	10,883	10,400
Rents Received in Advance and Security Deposits	46,544	43,300
Distributions Payable	26,715	23,434
Total Liabilities	1,490,686	1,508,638
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (119,848,054 and 117,107,746 units outstanding)	1,307,078	1,219,755
Limited Partners Units (4,039,375 and 4,039,375 units outstanding)	79,533	79,156
Accumulated Other Comprehensive Loss	(3,905)	(4,804)
Total First Industrial L.P.'s Partners’ Capital	1,382,706	1,294,107
Noncontrolling Interest	947	956
Total Partners’ Capital	1,383,653	1,295,063
Total Liabilities and Partners’ Capital	$2,874,339	$2,803,701
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues:
Rental Income	$75,802	$72,271	150,720	$144,023
Tenant Recoveries and Other Income	21,777	20,744	44,242	42,459
Total Revenues	97,579	93,015	194,962	186,482
Expenses:
Property Expenses	26,897	26,875	55,383	55,242
General and Administrative	6,785	6,433	14,818	14,107
Acquisition Costs	—	155	—	219
Depreciation and Other Amortization	29,040	28,725	57,534	59,853
Total Expenses	62,722	62,188	127,735	129,421
Other Income (Expense):
Gain on Sale of Real Estate	20,860	36,775	28,869	44,026
Interest Expense	(14,915)	(14,589)	(29,284)	(30,848)
Amortization of Deferred Financing Costs	(780)	(782)	(1,558)	(1,655)
Loss from Retirement of Debt	—	—	(1,653)	—
Total Other Income (Expense)	5,165	21,404	(3,626)	11,523
Income from Operations Before Income Tax Provision	40,022	52,231	63,601	68,584
Income Tax Provision	(1,169)	(123)	(1,257)	(181)
Net Income	38,853	52,108	62,344	68,403
Less: Net Income Attributable to the Noncontrolling Interest	(26)	(60)	(53)	(74)
Net Income Available to Unitholders and Participating Securities	$38,827	$52,048	$62,291	$68,329
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.32	$0.43	$0.51	$0.58
Distributions Per Unit	$0.21	$0.19	$0.42	$0.38
Weighted Average Units Outstanding - Basic	121,339	120,486	121,109	117,791
Weighted Average Units Outstanding - Diluted	121,819	120,853	121,561	118,070
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income	$38,853	$52,108	$62,344	$68,403
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,435)	(5,120)	743	(17,616)
Amortization of Interest Rate Protection Agreements	60	96	156	198
Comprehensive Income	$37,478	$47,084	$63,243	$50,985
Comprehensive Income Attributable to Noncontrolling Interest	(26)	(60)	(53)	(74)
Comprehensive Income Attributable to Unitholders	$37,452	$47,024	$63,190	$50,911
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Contribution of General Partner Units, Net of Issuance Costs	74,661	—	—	—	74,661
Stock Based Compensation Activity	2,522	—	—	—	2,522
Unit Distributions	(50,078)	(1,696)	—	—	(51,774)
Contributions from Noncontrolling Interest	—	—	—	20	20
Distributions to Noncontrolling Interest	—	—	—	(82)	(82)
Net Income	60,218	2,073	—	53	62,344
Other Comprehensive Income	—	—	899	—	899
Balance as of June 30, 2017	$1,307,078	$79,533	$(3,905)	$947	$1,383,653
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,344	$68,403
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,751	49,084
Amortization of Deferred Financing Costs	1,558	1,655
Other Amortization, including Stock Based Compensation	14,939	14,892
Provision for Bad Debt	127	491
Gain on Sale of Real Estate	(28,869)	(44,026)
Loss from Retirement of Debt	1,653	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(876)	1,530
Increase in Deferred Rent Receivable, Net	(2,936)	(3,303)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(729)	(13,889)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	92,509	74,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(96,492)	(71,223)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(72,125)	(67,176)
Net Proceeds from Sales of Investments in Real Estate	56,773	96,849
Decrease in Escrows	4,866	12,457
Net Cash Used in Investing Activities	(106,978)	(29,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(1,829)	(375)
Contribution of General Partner Units	74,880	124,936
Repurchase and Retirement of Restricted Units	(2,401)	(5,230)
Unit Distributions Paid	(48,493)	(36,658)
Contributions from Noncontrolling Interests	20	15
Distributions to Noncontrolling Interests	(82)	(174)
Repayments on Mortgage Loans Payable	(41,507)	(63,690)
Proceeds from Senior Unsecured Notes	200,000	—
Repayments of Senior Unsecured Notes	(101,871)	(159,125)
Proceeds from Unsecured Credit Facility	262,000	343,000
Repayments on Unsecured Credit Facility	(324,500)	(247,500)
Net Cash Provided by (Used in) Financing Activities	16,217	(44,801)
Net Increase (Decrease) in Cash and Cash Equivalents	1,748	389
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$11,607	$4,376
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,907	$1,319
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$26,715	$23,284
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$—	$(107)
General Partner Units	—	107
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$305	$5,127
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$19,786	$25,518
Write-off of Fully Depreciated Assets	$(15,295)	$(25,543)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at June 30, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at June 30, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). "). At June 30, 2017 and December 31, 2016, the Operating Partnership had receivable balances of $10,387 and $10,448, respectively, from a direct wholly-owned subsidiary of the Company.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2017, we owned 524 industrial properties located in 22 states, containing an aggregate of approximately 63.3 million square feet of gross leasable area ("GLA"). Of the 524 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2017 and 2016. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2017 and December 31, 2016, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2017 and 2016, and our cash flows for each of the six months ended June 30, 2017 and 2016. All adjustments are of a normal recurring nature.

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
3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2017, we acquired four industrial properties comprised of approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled $94,497, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the six months ended June 30, 2017.
The following table summarizes the amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the six months ended June 30, 2017:

	Purchase Price	Weighted Average Life (in Months)
Land	$56,888	N/A
Building and Improvements	34,816	(A)
Other Assets	546	(B)
In-Place Leases	3,417	85
Below Market Leases	(1,170)	95
Total Purchase Price	$94,497
(A) See Note 2 to the consolidated financial statements in our 2016 Form 10-K for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(B) Represents leasing commissions, which are included in prepaid expenses and other assets, net on the consolidated balance sheets and amortized over the remaining term of each lease.
Real Estate Held for Sale
As of June 30, 2017, we had three industrial properties comprised of approximately 0.4 million square feet of GLA and one land parcel held for sale.
Sales
During the six months ended June 30, 2017, we sold 20 industrial properties comprised of approximately 1.0 million square feet of GLA. Gross proceeds from the sales of these industrial properties were $59,130. The gain on sale of real estate was $28,869.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2017	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2017	December 31, 2016
Mortgage Loans Payable, Gross	$456,928	$498,435	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(2,255)	(2,905)
Unamortized Premiums	343	426
Mortgage Loans Payable, Net	$455,016	$495,956
Senior Unsecured Notes, Gross
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	—	101,871	N/A	N/A	5/15/2017
2027 Private Placement Notes	125,000	—	4.30%	4.30%	4/20/2027
2029 Private Placement Notes	75,000	—	4.40%	4.40%	4/20/2029
Subtotal	$303,552	$205,423
Unamortized Deferred Financing Costs	(1,909)	(320)
Unamortized Discounts	(89)	(105)
Senior Unsecured Notes, Net	$301,554	$204,998
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(3,029)	(3,362)
Unsecured Term Loans, Net	$456,971	$456,638
Unsecured Credit Facility (B)	$127,000	$189,500	2.22%	N/A	3/11/2019
(A) The interest rate at June 30, 2017 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $2,213 and $2,876 as of June 30, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the six months ended June 30, 2017, we paid off mortgage loans in the amount of $36,108. In connection with the mortgage loans paid off during the six months ended June 30, 2017, we recognized $1,653 as loss from retirement of debt representing prepayment penalties and the write-off of unamortized deferred financing costs.
As of June 30, 2017, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $590,246. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of June 30, 2017.

Senior Unsecured Notes, Net
During the six months ended June 30, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) (collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Additionally, during the six months ended June 30, 2017, we paid off and retired our 2017 II Notes (as described in the table above), at maturity in the amount of $101,871.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2017	$60,307
2018	165,449
2019	206,329
2020	58,762
2021	266,818
Thereafter	589,815
Total	$1,347,480
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans (as defined in Note 10), the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of June 30, 2017. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2017 and December 31, 2016, the fair value of our indebtedness was as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$457,271	$470,999	$498,861	$513,540
Senior Unsecured Notes, Net	303,463	323,333	205,318	222,469
Unsecured Term Loans	460,000	466,596	460,000	458,602
Unsecured Credit Facility	127,000	127,000	189,500	189,500
Total	$1,347,734	$1,387,928	$1,353,679	$1,384,111
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	June 30, 2017	December 31, 2016
ASSETS
Assets:
Net Investment in Real Estate	$281,816	$278,398
Other Assets, Net	23,072	24,401
Total Assets	$304,888	$302,799
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$61,911	$70,366
Other Liabilities, Net	9,130	9,138
Partners’ Capital	233,847	223,295
Total Liabilities and Partners’ Capital	$304,888	$302,799

6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Issuance of Shares of Common Stock
During the six months ended June 30, 2017, the Company issued 2,560,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $74,880. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the financial statements as a general partner contribution.
Increased Authorized Shares of Common Stock
On May 11, 2017, we filed an amendment to the Company’s articles of incorporation, increasing the number of shares of the Company’s common stock authorized for issuance from 150 million to 225 million shares.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance as of December 31	$43,184	$42,035
Net Income	2,073	2,486
Unit Distributions	(1,696)	(1,632)
Other Comprehensive Income	30	(598)
Conversion of Limited Partner Units to Common Stock (A)	—	(107)
Reallocation - Additional Paid-in-Capital	1,522	2,434
Reallocation - Other Comprehensive Income	3	—
Balance as of June 30	$45,116	$44,618
(A) For the six months ended June 30, 2016, 10,697 Limited Partner Units were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $107 of noncontrolling interest to the Company’s stockholders’ equity.
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance as of December 31	$956	$1,096
Net Income	53	74
Contributions	20	15
Distributions	(82)	(174)
Balance as of June 30	$947	$1,011
Dividends/Distributions
During the six months ended June 30, 2017, we declared $51,774 common stock dividends and Unit distributions.

7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company and the Operating Partnership for the six months ended June 30, 2017:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2016	$(4,804)	$(4,804)	$161	(4,643)
Other Comprehensive Income Before Reclassifications	(1,831)	(1,831)	(33)	(1,864)
Amounts Reclassified from Accumulated Other Comprehensive Loss	2,730	2,730	—	2,730
Net Current Period Other Comprehensive Income	899	899	(33)	866
Balance as of June 30, 2017	$(3,905)	$(3,905)	$128	$(3,777)
The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the six months ended June 30, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Interest Rate Protection Agreements (Previously Settled)	$60	$96	$156	$198	Interest Expense
Settlement Payments to our Counterparties	1,161	1,815	2,574	3,651	Interest Expense
Total	$1,221	$1,911	$2,730	$3,849
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $95 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 10) will also be reclassified to net income. See Note 10 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$37,562	$50,229	$60,271	$65,917
Net Income Allocable to Participating Securities	(129)	(180)	(154)	(217)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$37,433	$50,049	$60,117	$65,700
Denominator (In Thousands):
Weighted Average Shares - Basic	117,299	116,191	117,070	113,492
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	480	367	452	279
Weighted Average Shares - Diluted	117,779	116,558	117,522	113,771
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.32	$0.43	$0.51	$0.58
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Numerator:
Net Income Available to Unitholders and Participating Securities	$38,827	$52,048	$62,291	$68,329
Net Income Allocable to Participating Securities	(129)	(180)	(154)	(217)
Net Income Available to Unitholders	$38,698	$51,868	$62,137	$68,112
Denominator (In Thousands):
Weighted Average Units - Basic	121,339	120,486	121,109	117,791
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	480	367	452	279
Weighted Average Units - Diluted	121,819	120,853	121,561	118,070
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.32	$0.43	$0.51	$0.58
Participating securities include 404,276 and 418,366 of unvested restricted stock or restricted Unit awards outstanding at June 30, 2017 and 2016, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the six months ended June 30, 2017, the Company awarded 252,213 shares of restricted stock awards to certain employees, which had an aggregate fair value of $6,631 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the six months ended June 30, 2017, the Company awarded 15,108 shares of restricted stock to non-employee members of the Board of Directors, which had an aggregate fair value of $420 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During both the six months ended June 30, 2017 and 2016, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the six months ended June 30, 2017, the Company granted to certain employees 195,951 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,473 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $1,822 and $1,507 for the three months ended June 30, 2017 and 2016, respectively and $4,923 and $4,470 for the six months ended June 30, 2017 and 2016 respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At June 30, 2017, we had $11,302 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.02 years.

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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of June 30, 2017, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps and 2015 Swaps, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of June 30, 2017:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$1,094	—	$1,094	—
Liabilities:
2014 Swaps	$(3,947)	—	$(3,947)	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the six months ended June 30, 2016. See Note 7 for more information regarding our derivatives.
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
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2017, we had six industrial properties totaling approximately 0.9 million square feet of GLA under construction. The estimated total investment as of June 30, 2017 is approximately $86,700. Of this amount, approximately $48,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
During the year ended December 31, 2016, a 0.03 million square foot industrial property in San Diego, California was significantly destroyed by a fire (the “2016 Fire”). In a separate event, on April 3, 2017, a fire caused significant damage to a 0.08 million square foot industrial property located in Los Angeles, California (the “2017 Fire”). During the respective periods in which the fires occurred, we wrote off the unamortized net book value of the building improvements for the damaged portions of the industrial properties and recorded a receivable from our insurance company for the amount of the write off, less our $25 deductible per occurrence. As of June 30, 2017, we have an aggregate receivable outstanding from the insurance company for both the 2016 Fire and the 2017 Fire of $8,246. While we believe the damages incurred due to the 2016 Fire and 2017 Fire are fully insured and reimbursable in accordance with our insurance policies, subject to the deductibles, there can be no assurance that the cost to repair the damages will be collected.
12. Subsequent Events
From July 1, 2017 to July 27, 2017, we sold three industrial properties for approximately $18,345.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at June 30, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at June 30, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2017, we owned 524 industrial properties located in 22 states, containing an aggregate of approximately 63.3 million square feet of gross leasable area ("GLA"). Of the 524 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Our revenue growth is also dependent, in part, on our ability to acquire existing, and develop new industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, which, as discussed above, are sources of funds for our distributions to our stockholders and Unitholders. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
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
Summary of Significant Transactions During the Six Months Ended June 30, 2017
During the six months ended June 30, 2017, we completed the following significant real estate transactions and financing activities:

•
We acquired four industrial properties comprised of approximately 0.5 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $94.5 million, excluding costs incurred in conjunction with the acquisition.

•	We sold 20 industrial properties comprised of approximately 1.0 million square feet of GLA for total gross sales proceeds of approximately $59.1million.

•	We issued ten-year, $125.0 million private placement notes at a rate of 4.3% and twelve-year, $75.0 million private placement notes at a rate of 4.4%.

•	We paid off and retired our 2017 II Notes, at maturity, in the amount of $101.9 million as well as $36.1 million in mortgage loans payable.

•	We declared a first and second quarter cash dividend of $0.21 per common share or Unit per quarter, an increase of 10.5% from the 2016 quarterly rate.

•	We issued 2,560,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $74.9 million.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2017 and 2016. Same store properties are properties owned prior to January 1, 2016 and held as an in-service property through June 30, 2017 and developments and redevelopments that were placed in service prior to January 1, 2016 or were substantially completed for the 12 months prior to January 1, 2016. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2015 and held as an operating property through June 30, 2017. Sold properties are properties that were sold subsequent to December 31, 2015. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2016; or b) stabilized prior to January 1, 2016. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
Our net income was $62.3 million and $68.4 million for the six months ended June 30, 2017 and 2016, respectively.
For the six months ended June 30, 2017 and 2016, the average occupancy rates of our same store properties were 95.9%
and 96.7%, respectively

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$177,276	$172,265	$5,011	2.9%
Acquired Properties	2,714	691	2,023	292.8%
Sold Properties	1,463	9,647	(8,184)	(84.8)%
(Re) Developments	11,914	2,811	9,103	323.8%
Other	1,595	1,068	527	49.3%
Total Revenues	$194,962	$186,482	$8,480	4.5%
Revenues from same store properties increased $5.0 million primarily due to an increase in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $2.0 million due to the 10 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $8.2 million due to the 83 industrial properties sold subsequent to December 31, 2015 totaling approximately 4.9 million square feet of GLA. Revenues from (re) developments increased $9.1 million due to an increase in occupancy. Other revenues increased $0.5 million primarily due to an increase in occupancy related to two properties acquired in 2015 and placed in service during 2016.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$46,801	$45,663	$1,138	2.5%
Acquired Properties	692	151	541	358.3%
Sold Properties	828	3,873	(3,045)	(78.6)%
(Re) Developments	2,552	1,088	1,464	134.6%
Other	4,510	4,467	43	1.0%
Total Property Expenses	$55,383	$55,242	$141	0.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.1 million primarily due to an increase in real estate tax expense. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $3.0 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $1.5 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense increased $0.7 million, or 5.0%, due to slight increases in various general and administrative categories.
As discussed in Note 2 to the Consolidated Financial Statements, we adopted a new accounting standard relating to the definition of a business on January 1, 2017. We anticipate that our acquisitions of real estate in the future generally will not meet the definition of a business combination. Accordingly, acquisition costs, which historically have been expensed, will be capitalized as part of the basis of the real estate assets acquired. We applied this new accounting standard prospectively. For the six months ended June 30, 2016, we recognized $0.2 million of expenses related to costs associated with acquiring industrial properties from third parties.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$51,206	$52,137	$(931)	(1.8)%
Acquired Properties	1,352	372	980	263.4%
Sold Properties	565	3,028	(2,463)	(81.3)%
(Re) Developments	3,280	3,184	96	3.0%
Corporate Furniture, Fixtures and Equipment and Other	1,131	1,132	(1)	(0.1)%
Total Depreciation and Other Amortization	$57,534	$59,853	$(2,319)	(3.9)%
Depreciation and other amortization from same store properties decreased $1.0 million due to accelerated depreciation and amortization taken during the six months ended June 30, 2016 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $2.5 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re) developments increased $0.1 million primarily due to accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the first quarter of 2016 substantially offset by an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the six months ended June 30, 2017, we recognized $28.9 million of gain on sale of real estate related to the sale of 20 industrial properties comprised of approximately 1.0 million square feet of GLA. For the six months ended June 30, 2016, we recognized $44.0 million of gain on sale of real estate related to the sale of 31 industrial properties comprised of approximately 2.0 million square feet of GLA.
Interest expense decreased $1.6 million, or 5.1%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2017 ($1,401.0 million) as compared to the six months ended June 30, 2016 ($1,438.6 million), an increase in capitalized interest of $0.6 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to an increase in development activities and a slight decrease in the weighted average interest rate for the six months ended June 30, 2017 (4.49%) as compared to the six months ended June 30, 2016 (4.50%).
Amortization of deferred financing costs remained relatively unchanged.
For the six months ended June 30, 2017, we recognized a loss from retirement of debt of $1.7 million due to the early payoff of certain mortgage loans related to prepayment penalties and the write-off of unamortized deferred financing costs.
The income tax provision increased $1.1 million, or 594.5%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to an increase in taxable gain from the sale of real estate from one of our TRSs.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016
Our net income was $38.9 million and $52.1 million for the three months ended June 30, 2017 and 2016, respectively.
For the three months ended June 30, 2017 and 2016, the average occupancy rates of our same store properties were 95.7%
and 96.7%, respectively

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$88,346	$85,928	$2,418	2.8%
Acquired Properties	1,552	485	1,067	220.0%
Sold Properties	382	4,249	(3,867)	(91.0)%
(Re) Developments	6,439	1,792	4,647	259.3%
Other	860	561	299	53.3%
Total Revenues	$97,579	$93,015	$4,564	4.9%
Revenues from same store properties increased $2.4 million primarily due to an increase in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $1.1 million due to the 10 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $3.9 million due to the 83 industrial properties sold subsequent to December 31, 2015 totaling approximately 4.9 million square feet of GLA. Revenues from (re) developments increased $4.6 million due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in occupancy related to two properties acquired in 2015 and placed in service during 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$22,929	$22,363	$566	2.5%
Acquired Properties	374	111	263	236.9%
Sold Properties	329	1,738	(1,409)	(81.1)%
(Re) Developments	1,212	527	685	130.0%
Other	2,053	2,136	(83)	(3.9)%
Total Property Expenses	$26,897	$26,875	$22	0.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $0.7 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense increased $0.4 million, or 5.5%, primarily due to slight increases in various general and administrative categories.
For the three months ended June 30, 2016, we recognized $0.2 million of expenses related to costs associated with acquiring industrial properties from third parties.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,779	$26,029	$(250)	(1.0)%
Acquired Properties	752	244	508	208.2%
Sold Properties	190	1,318	(1,128)	(85.6)%
(Re) Developments	1,737	578	1,159	200.5%
Corporate Furniture, Fixtures and Equipment and Other	582	556	26	4.7%
Total Depreciation and Other Amortization	$29,040	$28,725	$315	1.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re) developments increased $1.2 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended June 30, 2017, we recognized $20.9 million of gain on sale of real estate related to the sale of eight industrial properties comprised of approximately 0.7 million square feet of GLA. For the three months ended June 30, 2016, we recognized $36.8 million of gain on sale of real estate related to the sale of 26 industrial properties comprised of approximately 1.5 million square feet of GLA.
Interest expense decreased $0.3 million, or 2.2%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2017 ($1,411.5 million) as compared to the three months ended June 30, 2016 ($1,393.8 million) and a decrease in the weighted average interest rate for the three months ended June 30, 2017 (4.49%) as compared to the three months ended June 30, 2016 (4.46%).
Amortization of deferred financing costs remained relatively unchanged.
The income tax provision increased $1.0 million, or 850.4%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to an increase in taxable gain from the sale of real estate from one of our TRSs.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2017. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	41	732	$5.16	21.2%	5.6	$4.35	N/A
Renewal Leases	49	1,485	$5.07	19.0%	3.9	$0.70	79.5%
Development / Acquisition Leases	2	920	$5.15	N/A	8.5	N/A	N/A
Total / Weighted Average	92	3,137	$5.11	19.7%	5.6	$1.90	N/A

New Leases - Year to Date	75	1,320	$5.25	20.3%	4.9	$4.06	N/A
Renewal Leases - Year to Date	108	4,930	$4.49	15.2%	3.7	$0.82	83.0%
Development / Not In Service Acquisition Leases - Year to Date	4	966	$5.19	N/A	8.4	N/A	N/A
Year to Date - Total / Weighted Average	187	7,216	$4.72	16.4%	4.5	$1.50	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and six months ended June 30, 2017, 30 and 49 new leases commenced with free rent periods during the lease term with such leases constituting 0.5 million and 0.8 million square feet of GLA. Total free rent concessions of $0.4 million and $0.9 million were associated with these new leases. During the six months ended June 30, 2017, one renewal lease commenced with a free rent period during the lease term with such lease constituting 0.1 million square feet of GLA. Total free rent concessions of $0.02 million were associated with this renewal lease. Additionally, during the three and six months ended June 30, 2017, two and four development and acquisition leases commenced with free rent periods during the lease term with such leases constituting 0.9 million and 1.0 million square feet of GLA. Total free rent concessions of $1.8 million and $1.9 million were associated with these development and acquisition leases.

Liquidity and Capital Resources
At June 30, 2017, our cash and cash equivalents and restricted cash were approximately $11.6 million and $5.6 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $497.0 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2017.
We have considered our short-term (through June 30, 2018) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 7.50% 2017 Notes (described in Note 4 to the Consolidated Financial Statements), in the aggregate principal amount of $55.0 million are due December 1, 2017. Also, we have $160.5 million in mortgage loans payable outstanding at June 30, 2017 that mature prior to June 30, 2018. We expect to satisfy these payment obligations on the maturity date with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2018) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At June 30, 2017, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.22%. As of July 27, 2017, we had approximately $462.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2017, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2017.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2017
Net cash provided by operating activities for the Company of approximately $92.4 million (net cash provided by operating activities for the Operating Partnership of approximately $92.5 million) for the six months ended June 30, 2017 was comprised primarily of the non-cash adjustments of approximately $33.1 million and net income of approximately $62.3 million, offset by the net change in the Company's operating assets and liabilities of approximately $1.6 million ($1.5 million for the Operating Partnership) and the payments of prepayment penalties associated with the retirement of debt of approximately $1.4 million. The adjustments for the non-cash items of approximately $33.1 million are primarily comprised of depreciation and amortization of approximately $63.1 million, the loss from retirement of debt of approximately $1.7 million and the provision for bad debt of approximately $0.1 million, offset by the gain on sale of real estate of approximately $28.9 million and the effect of the straight-lining of rental income of approximately $2.9 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $107.0 million for the six months ended June 30, 2017 was comprised primarily of the acquisition of several land parcels and four industrial properties comprised of approximately 0.5 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by net proceeds from the sale of real estate and a decrease in escrows (primarily related to sales proceeds held by third party intermediaries to be disbursed as we exchange into properties under Section 1031 of the Code).
During the six months ended June 30, 2017, we sold 20 industrial properties comprised of approximately 1.0 million square feet of GLA. Proceeds from the sales of these 20 industrial properties, net of closing costs, were approximately $56.8 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2017.

Net cash provided by financing activities for the Company of approximately $16.3 million (net cash provided by financing activities for the Operating Partnership of approximately $16.2 million) for the six months ended June 30, 2017 was comprised primarily of the net proceeds from the origination of $200.0 million of private placement notes as well as the net proceeds from the issuance of common stock or General Partner Units offset by the repayments on our senior unsecured notes and mortgage loans payable, net repayment on our Unsecured Credit Facility, common stock and Unit distributions, payments of financing and equity issuance costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests.
During the six months ended June 30, 2017, the Operating Partnership issued $125 million of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75 million of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
During the six months ended June 30, 2017, the Company issued 2,560,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $74.9 million. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units.
During the six months ended June 30, 2017, we paid off and retired our 2017 II Notes, at maturity, in the amount of $101.9 million. Additionally, we paid off $36.1 million in mortgage loans payable. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2017 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2017, $1,220.7 million or 90.6% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $127.0 million or 9.4% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2016, $1,164.2 million or 86.0% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $189.5 million or 14.0% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.
At June 30, 2017 and December 31, 2016, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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

Our variable rate debt is subject to risk based upon prevailing market interest rates. At June 30, 2017, we had approximately $127.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2017 would have increased by approximately $0.1 million based on our average outstanding floating-rate debt during the six months ended June 30, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $2.9 million during the six months ended June 30, 2017.
As of June 30, 2017, the estimated fair value of our debt was approximately $1,387.9 million based on our estimate of the then-current market interest rates.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$37,562	$50,229	$60,271	$65,917
Adjustments:
Depreciation and Other Amortization of Real Estate	28,874	28,530	57,199	59,486
Gain on Sale of Depreciable Real Estate	(20,860)	(36,775)	(28,869)	(44,026)
Noncontrolling Interest Share of Adjustments	(265)	322	(946)	(567)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$45,311	$42,306	$87,655	$80,810
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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Same Store Revenues	$88,346	$85,928	$177,276	$172,265
Same Store Property Expenses	(22,929)	(22,363)	(46,801)	(45,663)
Same Store Net Operating Income Before Same Store Adjustments	$65,417	$63,565	$130,475	$126,602
Same Store Adjustments:
Lease Inducement Amortization	186	233	370	460
Straight-line Rent	368	(546)	556	(2,121)
Above / Below Market Rent Amortization	(261)	(269)	(533)	(533)
Lease Termination Fees	(178)	(68)	(456)	(197)
Same Store Net Operating Income	$65,532	$62,915	$130,412	$124,211
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events
From July 1, 2017 to July 27, 2017, we sold three industrial properties for approximately $18.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures
First Industrial Realty Trust, Inc.
The Company's management, including its principal executive officer and principal financial officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's principal executive officer and principal financial officer have concluded that as of the end of such period the Company's disclosure controls and procedures were effective.
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
First Industrial, L.P.
The Company's management, including its principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, have conducted an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, have concluded that as of the end of such period the Operating Partnership's disclosure controls and procedures were effective.
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

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: July 27, 2017

EXHIBIT INDEX

Exhibits	Description

3.1*	Conformed Articles of Amendment and Restatement of First Industrial Realty Trust, Inc.

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.