Form 10-Q
period 2017-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2017-10-27
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
At October 26, 2017, 119,846,991 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2017 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2017, the Company owned an approximate 96.7% common general partnership interest in the Operating Partnership. The remaining approximate 3.3% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.3% equity interest in the Operating Partnership held by entities other than the Company is classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

•
Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, although operations are also conducted through eight other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.

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
This report also includes separate Part I, Item 4, Controls and Procedures sections and separate Exhibit 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$870,151	$794,821
Buildings and Improvements	2,554,194	2,523,015
Construction in Progress	68,302	67,078
Less: Accumulated Depreciation	(794,672)	(796,492)
Net Investment in Real Estate	2,697,975	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $20,110 and $1,471	18,646	2,354
Cash and Cash Equivalents	9,496	9,859
Restricted Cash	5,102	11,602
Tenant Accounts Receivable, Net	4,533	4,757
Deferred Rent Receivable, Net	69,623	67,382
Deferred Leasing Intangibles, Net	31,108	29,499
Prepaid Expenses and Other Assets, Net	91,343	79,388
Total Assets	$2,927,826	$2,793,263
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$452,551	$495,956
Senior Unsecured Notes, Net	301,602	204,998
Unsecured Term Loans, Net	457,138	456,638
Unsecured Credit Facility	157,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	82,184	84,412
Deferred Leasing Intangibles, Net	10,735	10,400
Rents Received in Advance and Security Deposits	45,495	43,300
Dividends and Distributions Payable	26,848	23,434
Total Liabilities	1,533,553	1,508,638
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 225,000,000 and 150,000,000 shares authorized and 119,848,432 and 117,107,746 shares issued and outstanding)	1,199	1,172
Additional Paid-in-Capital	1,964,965	1,886,771
Distributions in Excess of Accumulated Earnings	(614,493)	(641,859)
Accumulated Other Comprehensive Loss	(3,153)	(4,643)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,348,518	1,241,441
Noncontrolling Interest	45,755	43,184
Total Equity	1,394,273	1,284,625
Total Liabilities and Equity	$2,927,826	$2,793,263
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues:
Rental Income	$76,497	$72,092	$227,217	$216,115
Tenant Recoveries and Other Income	22,813	21,470	67,055	63,929
Total Revenues	99,310	93,562	294,272	280,044
Expenses:
Property Expenses	28,452	27,539	83,835	82,781
General and Administrative	6,492	5,983	21,310	20,090
Acquisition Costs	—	119	—	338
Depreciation and Other Amortization	29,696	28,815	87,230	88,668
Total Expenses	64,640	62,456	192,375	191,877
Other Income (Expense):
Gain on Sale of Real Estate	23,271	16,802	52,140	60,828
Interest Expense	(14,376)	(14,407)	(43,660)	(45,255)
Amortization of Deferred Financing Costs	(778)	(782)	(2,336)	(2,437)
Mark-to-Market Gain on Interest Rate Protection Agreements	1,848	—	1,848	—
Loss from Retirement of Debt	—	—	(1,653)	—
Total Other Income (Expense)	9,965	1,613	6,339	13,136
Income from Operations Before Income Tax Provision	44,635	32,719	108,236	101,303
Income Tax Benefit (Provision)	21	(51)	(1,236)	(232)
Net Income	44,656	32,668	107,000	101,071
Less: Net Income Attributable to the Noncontrolling Interest	(1,458)	(1,149)	(3,531)	(3,635)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$43,198	$31,519	$103,469	$97,436
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.36	$0.27	$0.88	$0.85
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.36	$0.27	$0.87	$0.85
Dividends/Distributions Per Share	$0.21	$0.19	$0.63	$0.57
Weighted Average Shares Outstanding - Basic	119,446	116,467	117,870	114,491
Weighted Average Shares Outstanding - Diluted	119,990	116,864	118,352	114,809
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Income	$44,656	$32,668	$107,000	$101,071
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	621	3,768	1,364	(13,848)
Amortization of Interest Rate Protection Agreements	24	96	180	294
Comprehensive Income	45,301	36,532	108,544	87,517
Comprehensive Income Attributable to Noncontrolling Interest	(1,479)	(1,295)	(3,582)	(3,147)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$43,822	$35,237	$104,962	$84,370
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Issuance of Common Stock, Net of Issuance Costs	25	74,636	—	—	—	74,661
Stock Based Compensation Activity	2	5,088	(724)	—	—	4,366
Conversion of Limited Partner Units to Common Stock	—	39	—	—	(39)	—
Reallocation - Additional Paid-in-Capital	—	(1,569)	—	—	1,569	—
Common Stock Dividends and Unit Distributions	—	—	(75,379)	—	(2,544)	(77,923)
Net Income	—	—	103,469	—	3,531	107,000
Reallocation - Other Comprehensive Income	—	—	—	(3)	3	—
Other Comprehensive Income	—	—	—	1,493	51	1,544
Balance as of September 30, 2017	$1,199	$1,964,965	$(614,493)	$(3,153)	$45,755	$1,394,273
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$107,000	$101,071
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	70,697	72,317
Amortization of Deferred Financing Costs	2,336	2,437
Other Amortization, including Stock Based Compensation	22,059	21,699
Provision for Bad Debt	181	567
Gain on Sale of Real Estate	(52,140)	(60,828)
Loss from Retirement of Debt	1,653	—
Mark-to-Market Gain on Interest Rate Protection Agreements	(1,848)	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,792)	(2,830)
Increase in Deferred Rent Receivable, Net	(4,104)	(5,121)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	9,152	(1,545)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	146,741	127,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(160,065)	(95,157)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(104,658)	(117,630)
Net Proceeds from Sales of Investments in Real Estate	95,233	133,602
Repayments of Notes Receivable	51	43
Decrease in Escrows	4,805	11,051
Net Cash Used in Investing Activities	(164,634)	(68,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(1,918)	(375)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	74,880	124,936
Repurchase and Retirement of Restricted Stock	(2,401)	(5,242)
Common Stock Dividends and Unit Distributions Paid	(74,508)	(59,678)
Repayments on Mortgage Loans Payable	(44,152)	(66,551)
Proceeds from Senior Unsecured Notes	200,000	—
Repayments of Senior Unsecured Notes	(101,871)	(159,125)
Proceeds from Unsecured Credit Facility	326,000	397,000
Repayments on Unsecured Credit Facility	(358,500)	(286,000)
Net Cash Provided by (Used in) Financing Activities	17,530	(55,035)
Net (Decrease) Increase in Cash and Cash Equivalents	(363)	4,087
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$9,496	$8,074

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,014	$2,279
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$26,848	$23,357
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(39)	$(819)
Common Stock	—	1
Additional Paid-in-Capital	39	818
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,138	$5,227
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$23,247	$28,788
Write-off of Fully Depreciated Assets	$(27,455)	$(34,360)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$870,151	$794,821
Buildings and Improvements	2,554,194	2,523,015
Construction in Progress	68,302	67,078
Less: Accumulated Depreciation	(794,672)	(796,492)
Net Investment in Real Estate (including $279,626 and $278,398 related to consolidated variable interest entities, see Note 5)	2,697,975	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $20,110 and $1,471	18,646	2,354
Cash and Cash Equivalents	9,496	9,859
Restricted Cash	5,102	11,602
Tenant Accounts Receivable, Net	4,533	4,757
Deferred Rent Receivable, Net	69,623	67,382
Deferred Leasing Intangibles, Net	31,108	29,499
Prepaid Expenses and Other Assets, Net	101,526	89,826
Total Assets	$2,938,009	$2,803,701
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $61,586 and $70,366 related to consolidated variable interest entities, see Note 5)	$452,551	$495,956
Senior Unsecured Notes, Net	301,602	204,998
Unsecured Term Loans, Net	457,138	456,638
Unsecured Credit Facility	157,000	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	82,184	84,412
Deferred Leasing Intangibles, Net	10,735	10,400
Rents Received in Advance and Security Deposits	45,495	43,300
Distributions Payable	26,848	23,434
Total Liabilities	1,533,553	1,508,638
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (119,848,432 and 117,107,746 units outstanding)	1,326,815	1,219,755
Limited Partners Units (4,035,938 and 4,039,375 units outstanding)	80,104	79,156
Accumulated Other Comprehensive Loss	(3,260)	(4,804)
Total First Industrial L.P.'s Partners’ Capital	1,403,659	1,294,107
Noncontrolling Interest	797	956
Total Partners’ Capital	1,404,456	1,295,063
Total Liabilities and Partners’ Capital	$2,938,009	$2,803,701
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues:
Rental Income	$76,497	$72,092	227,217	$216,115
Tenant Recoveries and Other Income	22,813	21,470	67,055	63,929
Total Revenues	99,310	93,562	294,272	280,044
Expenses:
Property Expenses	28,452	27,539	83,835	82,781
General and Administrative	6,492	5,983	21,310	20,090
Acquisition Costs	—	119	—	338
Depreciation and Other Amortization	29,696	28,815	87,230	88,668
Total Expenses	64,640	62,456	192,375	191,877
Other Income (Expense):
Gain on Sale of Real Estate	23,271	16,802	52,140	60,828
Interest Expense	(14,376)	(14,407)	(43,660)	(45,255)
Amortization of Deferred Financing Costs	(778)	(782)	(2,336)	(2,437)
Mark-to-Market Gain on Interest Rate Protection Agreements	1,848	—	1,848	—
Loss from Retirement of Debt	—	—	(1,653)	—
Total Other Income (Expense)	9,965	1,613	6,339	13,136
Income from Operations Before Income Tax Provision	44,635	32,719	108,236	101,303
Income Tax Benefit (Provision)	21	(51)	(1,236)	(232)
Net Income	44,656	32,668	107,000	101,071
Less: Net Income Attributable to the Noncontrolling Interest	(43)	(38)	(96)	(112)
Net Income Available to Unitholders and Participating Securities	$44,613	$32,630	$106,904	$100,959
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.36	$0.27	$0.87	$0.85
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.36	$0.27	$0.87	$0.84
Distributions Per Unit	$0.21	$0.19	$0.63	$0.57
Weighted Average Units Outstanding - Basic	123,483	120,740	121,909	118,781
Weighted Average Units Outstanding - Diluted	124,027	121,137	122,391	119,099
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Income	$44,656	$32,668	$107,000	$101,071
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	621	3,768	1,364	(13,848)
Amortization of Interest Rate Protection Agreements	24	96	180	294
Comprehensive Income	$45,301	$36,532	$108,544	$87,517
Comprehensive Income Attributable to Noncontrolling Interest	(43)	(38)	(96)	(112)
Comprehensive Income Attributable to Unitholders	$45,258	$36,494	$108,448	$87,405
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Contribution of General Partner Units, Net of Issuance Costs	74,661	—	—	—	74,661
Stock Based Compensation Activity	4,366	—	—	—	4,366
Conversion of Limited Partner Units to General Partner Units	39	(39)	—	—	—
Unit Distributions	(75,379)	(2,544)	—	—	(77,923)
Contributions from Noncontrolling Interest	—	—	—	29	29
Distributions to Noncontrolling Interest	—	—	—	(284)	(284)
Net Income	103,373	3,531	—	96	107,000
Other Comprehensive Income	—	—	1,544	—	1,544
Balance as of September 30, 2017	$1,326,815	$80,104	$(3,260)	$797	$1,404,456
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$107,000	$101,071
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	70,697	72,317
Amortization of Deferred Financing Costs	2,336	2,437
Other Amortization, including Stock Based Compensation	22,059	21,699
Provision for Bad Debt	181	567
Gain on Sale of Real Estate	(52,140)	(60,828)
Loss from Retirement of Debt	1,653	—
Mark-to-Market Gain on Interest Rate Protection Agreements	(1,848)	—
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,537)	(2,680)
Increase in Deferred Rent Receivable, Net	(4,104)	(5,121)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	9,152	(1,545)
Payments of Prepayment Penalties and Discounts Associated with Retirement of Debt	(1,453)	(554)
Net Cash Provided by Operating Activities	146,996	127,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(160,065)	(95,157)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(104,658)	(117,630)
Net Proceeds from Sales of Investments in Real Estate	95,233	133,602
Repayments of Notes Receivable	51	43
Decrease in Escrows	4,805	11,051
Net Cash Used in Investing Activities	(164,634)	(68,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(1,918)	(375)
Contribution of General Partner Units	74,880	124,936
Repurchase and Retirement of Restricted Units	(2,401)	(5,242)
Unit Distributions Paid	(74,508)	(59,678)
Contributions from Noncontrolling Interests	29	114
Distributions to Noncontrolling Interests	(284)	(264)
Repayments on Mortgage Loans Payable	(44,152)	(66,551)
Proceeds from Senior Unsecured Notes	200,000	—
Repayments of Senior Unsecured Notes	(101,871)	(159,125)
Proceeds from Unsecured Credit Facility	326,000	397,000
Repayments on Unsecured Credit Facility	(358,500)	(286,000)
Net Cash Provided by (Used in) Financing Activities	17,275	(55,185)
Net (Decrease) Increase in Cash and Cash Equivalents	(363)	4,087
Cash and Cash Equivalents, Beginning of Year	9,859	3,987
Cash and Cash Equivalents, End of Period	$9,496	$8,074

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,014	$2,279
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$26,848	$23,357
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(39)	$(819)
General Partner Units	39	819
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,138	$5,227
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$23,247	$28,788
Write-off of Fully Depreciated Assets	$(27,455)	$(34,360)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at September 30, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at September 30, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of September 30, 2017, we owned 516 industrial properties located in 22 states, containing an aggregate of approximately 62.8 million square feet of gross leasable area ("GLA"). Of the 516 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2017 and 2016. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2017 and December 31, 2016, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2017 and 2016, and our cash flows for each of the nine months ended September 30, 2017 and 2016. All adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation
Effective January 1, 2017, we adopted Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We applied ASU 2017-01 prospectively. We anticipate that our acquisitions of real estate in the future will generally not meet the definition of a business combination and, accordingly; transaction costs which have historically been expensed will be capitalized as part of the basis of the real estate assets acquired.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We will adopt the new standard effective January 1, 2018 and expect to utilize the modified retrospective approach upon adoption. While lease contracts with customers, which constitute a vast majority of our revenues, are a specific scope exception, certain of our revenue streams may be impacted by the new guidance, however we do not believe there will be a material financial statement impact or that our pattern of revenue recognition will be materially impacted by the adoption of ASU 2014-09.
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. Under ASU 2016-02, lessees will be required to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and a lease liability, which is a lessee’s right to use, or control the use of, a specified asset for the lease term. We are a lessee on certain ground and operating leases as disclosed in Note 14 to the consolidated financial statements in our 2016 Form 10-K. While we expect to record a right-of-use asset and lease liability upon adoption of this standard, we anticipate the impact will not be material to our overall financial condition and results of operations. We are the lessor on a significant number of leases, however, we believe that ASU 2016-02 will have minimal impact to our financial condition or results of operations as leases where we are the lessor will continue to be accounted for as operating leases. The most significant changes ASU 2016-02 will have to lessor accounting will be the requirement that lessors expense certain initial direct costs that are not incremental in negotiating a lease as incurred as well bifurcating lease generated revenue into lease and non-lease components. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. If practical expedients are elected, we would not be required to reassess (1) whether an expired or existing contract meets the definition of a lease; (2) the lease classification for expired or existing leases; and (3) whether costs previously capitalized as initial direct costs would continue to be amortized. We are continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We will adopt ASU 2016-02 on January 1, 2019 and anticipate electing the practical expedients.
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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to better align financial reporting for hedging activities with the economic objectives of those activities. As a result of the transition guidance, cumulative ineffectiveness that has been previously recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. ASU 2017-12 is effective for annual periods beginning after December 15, 2018. We continue to assess all the potential impacts of ASU 2017-12, however, we do not expect the adoption to have a material impact on our financial condition or results of operations.
3. Investment in Real Estate
REIT Acquisition
On August 15, 2017, via a stock purchase agreement, we acquired a private real estate investment trust that owns one industrial property consisting of 0.2 million square feet of GLA from a third party seller in exchange for $20,962, exclusive of closing costs and credits (“REIT Acquisition”). As part of the REIT Acquisition, we acquired 100% of the private REIT’s common stock.
Acquisitions
During the nine months ended September 30, 2017, we acquired six industrial properties comprised of approximately 0.9 million square feet of GLA (inclusive of the REIT Acquisition) and several land parcels. The following table summarizes the amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the nine months ended September 30, 2017:

	Purchase Price	Weighted Average Life (in Months)
Land	$90,429	N/A
Building and Improvements	61,973	(A)
Other Assets	1,195	(B)
In-Place Leases	6,670	70
Above Market Leases	127	34
Below Market Leases	(1,420)	85
Total Purchase Price (C)	$158,974
(A) See Note 2 to the consolidated financial statements in our 2016 Form 10-K for the disclosure of useful lives of our Investment in Real Estate and our Depreciation policy.
(B) Represents leasing commissions, which are included in prepaid expenses and other assets, net on the consolidated balance sheets and amortized over the remaining term of each lease.
(C) Excludes costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the nine months ended September 30, 2017.
Real Estate Held for Sale
As of September 30, 2017, we had eight industrial properties comprised of approximately 1.1 million square feet of GLA and one land parcel held for sale.
Sales
During the nine months ended September 30, 2017, we sold 30 industrial properties comprised of approximately 1.9 million square feet of GLA. Gross proceeds from the sales of these industrial properties were $99,279. The gain on sale of real estate was $52,140.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2017	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2017	December 31, 2016
Mortgage Loans Payable, Gross	$454,283	$498,435	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Deferred Financing Costs	(2,033)	(2,905)
Unamortized Premiums	301	426
Mortgage Loans Payable, Net	$452,551	$495,956
Senior Unsecured Notes, Gross
2017 Notes	54,981	54,981	7.50%	7.52%	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	—	101,871	N/A	N/A	5/15/2017
2027 Private Placement Notes	125,000	—	4.30%	4.30%	4/20/2027
2029 Private Placement Notes	75,000	—	4.40%	4.40%	4/20/2029
Subtotal	$303,552	$205,423
Unamortized Deferred Financing Costs	(1,864)	(320)
Unamortized Discounts	(86)	(105)
Senior Unsecured Notes, Net	$301,602	$204,998
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.99%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	3.39%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Deferred Financing Costs	(2,862)	(3,362)
Unsecured Term Loans, Net	$457,138	$456,638
Unsecured Credit Facility (B)	$157,000	$189,500	2.39%	N/A	3/11/2019
(A) The interest rate at September 30, 2017 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized deferred financing costs of $1,881 and $2,876 as of September 30, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2017, we paid off mortgage loans in the amount of $36,108. In connection with the mortgage loans paid off during the nine months ended September 30, 2017, we recognized $1,653 as loss from retirement of debt representing prepayment penalties and the write-off of unamortized deferred financing costs.
As of September 30, 2017, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $580,202. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2017.

Senior Unsecured Notes, Net
During the nine months ended September 30, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) (collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Additionally, during the nine months ended September 30, 2017, we paid off and retired our 2017 II Notes (as described in the table above), at maturity in the amount of $101,871.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and deferred financing costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2017	$57,662
2018	165,449
2019	236,329
2020	58,762
2021	266,818
Thereafter	589,815
Total	$1,374,835
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans (as defined in Note 10), the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of September 30, 2017. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2017 and December 31, 2016, the fair value of our indebtedness was as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$454,584	$466,999	$498,861	$513,540
Senior Unsecured Notes, Net	303,466	325,580	205,318	222,469
Unsecured Term Loans	460,000	468,089	460,000	458,602
Unsecured Credit Facility	157,000	157,116	189,500	189,500
Total	$1,375,050	$1,417,784	$1,353,679	$1,384,111
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2017	December 31, 2016
ASSETS
Assets:
Net Investment in Real Estate	$279,626	$278,398
Other Assets, Net	23,976	24,401
Total Assets	$303,602	$302,799
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$61,586	$70,366
Other Liabilities, Net	9,602	9,138
Partners’ Capital	232,414	223,295
Total Liabilities and Partners’ Capital	$303,602	$302,799

6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Issuance of Shares of Common Stock
During the nine months ended September 30, 2017, the Company issued 2,560,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $74,880. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the financial statements as a general partner contribution.
Increased Authorized Shares of Common Stock
On May 11, 2017, we filed an amendment to the Company’s articles of incorporation, increasing the number of shares of the Company’s common stock authorized for issuance from 150 million to 225 million shares.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance as of December 31	$43,184	$42,035
Net Income	3,531	3,635
Unit Distributions	(2,544)	(2,436)
Other Comprehensive Income	51	(449)
Conversion of Limited Partner Units to Common Stock (A)	(39)	(819)
Reallocation - Additional Paid-in-Capital	1,569	2,489
Reallocation - Other Comprehensive Income	3	—
Balance as of September 30	$45,755	$44,455
(A) For the nine months ended September 30, 2017 and 2016, 3,437 and 76,674 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $39 and $819, respectively, of noncontrolling interest to the Company’s stockholders’ equity.
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance as of December 31	$956	$1,096
Net Income	96	112
Contributions	29	114
Distributions	(284)	(264)
Balance as of September 30	$797	$1,058
Dividends/Distributions
During the nine months ended September 30, 2017, we declared $77,923 common stock dividends and Unit distributions.

7. Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component for the Company and the Operating Partnership for the nine months ended September 30, 2017:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2016	$(4,804)	$(4,804)	$161	(4,643)
Other Comprehensive Income Before Reclassifications	(2,122)	(2,122)	(54)	(2,176)
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,666	3,666	—	3,666
Net Current Period Other Comprehensive Income	1,544	1,544	(54)	1,490
Balance as of September 30, 2017	$(3,260)	$(3,260)	$107	$(3,153)
The following table summarizes the reclassifications out of accumulated other comprehensive loss for both the Company and the Operating Partnership for the nine months ended September 30, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Interest Rate Protection Agreements (Previously Settled)	$24	$96	$180	$294	Interest Expense
Settlement Payments to our Counterparties	912	1,774	3,486	5,425	Interest Expense
Total	$936	$1,870	$3,666	$5,719
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$43,198	$31,519	$103,469	$97,436
Net Income Allocable to Participating Securities	(145)	(110)	(327)	(329)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$43,053	$31,409	$103,142	$97,107
Denominator (In Thousands):
Weighted Average Shares - Basic	119,446	116,467	117,870	114,491
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	544	397	482	318
Weighted Average Shares - Diluted	119,990	116,864	118,352	114,809
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.36	$0.27	$0.88	$0.85
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.36	$0.27	$0.87	$0.85
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Numerator:
Net Income Available to Unitholders and Participating Securities	$44,613	$32,630	$106,904	$100,959
Net Income Allocable to Participating Securities	(145)	(110)	(327)	(328)
Net Income Available to Unitholders	$44,468	$32,520	$106,577	$100,631
Denominator (In Thousands):
Weighted Average Units - Basic	123,483	120,740	121,909	118,781
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	544	397	482	318
Weighted Average Units - Diluted	124,027	121,137	122,391	119,099
Basic EPU:
Net Income Available to Unitholders	$0.36	$0.27	$0.87	$0.85
Diluted EPU:
Net Income Available to Unitholders	$0.36	$0.27	$0.87	$0.84
Participating securities include 401,217 and 406,855 of unvested restricted stock or restricted Unit awards outstanding at September 30, 2017 and 2016, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the nine months ended September 30, 2017, the Company awarded 252,213 shares of restricted stock awards to certain employees, which had an aggregate fair value of $6,631 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the nine months ended September 30, 2017, the Company awarded 15,108 shares of restricted stock to non-employee members of the Board of Directors, which had an aggregate fair value of $420 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During both the nine months ended September 30, 2017 and 2016, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the nine months ended September 30, 2017, the Company granted to certain employees 195,951 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,473 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $1,844 and $1,428 for the three months ended September 30, 2017 and 2016, respectively and $6,767 and $5,898 for the nine months ended September 30, 2017 and 2016 respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At September 30, 2017, we had $9,629 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.94 years.
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
Our agreements with our derivative counterparties contain provisions whereby a default on any of our indebtedness, could cause us to be declared in default on our derivative obligations subject to certain thresholds. As of September 30, 2017, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.

Fair Value Hedges
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
Derivative Instruments Not Designated for Hedge Accounting Treatment
In September 2017, we entered into two interest rate protection agreements (the "Treasury Locks"), with an aggregate notional value of $100,000, in order to fix the interest rate on an anticipated unsecured debt offering. The Treasury Locks fix the ten year U.S. Treasury rate at a weighted average rate of approximately 2.18% and are required to be cash settled by March 2, 2018.  Due to the strict requirements surrounding the application of hedge accounting, we elected not to designate the Treasury Locks as hedges.  As such, the full change in the fair value of the Treasury Locks during the third quarter is recorded as a mark-to-market gain on interest rate protection agreements within the income statement as opposed to being recorded in other comprehensive income.  For the three months ended September 30, 2017, we recognized $1,848 in mark-to-market gain on interest rate protection agreements related to the Treasury Locks.
The following table sets forth our financial assets and liabilities related to the 2015 Swaps and the Treasury Locks, which are included in prepaid expenses and other assets on the consolidated balance sheets, and the 2014 Swaps, which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, and all of which are accounted for at fair value on a recurring basis as of September 30, 2017:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$1,174	—	$1,174	—
Liabilities:
2014 Swaps	$(3,405)	—	$(3,405)	—

Derivatives not designated as a hedging instrument:
Assets:
Treasury Locks	$1,848	—	$1,848	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the nine months ended September 30, 2016. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2014 Swaps, 2015 Swaps and the Treasury Locks was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the 2014 Swaps, the 2015 Swaps and the Treasury Locks fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
 At September 30, 2017 and December 31, 2016, the Operating Partnership had receivable balances of $10,194 and $10,448, respectively, from a direct wholly-owned subsidiary of the Company.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2017, we had nine industrial properties totaling approximately 2.7 million square feet of GLA under construction. The estimated total investment as of September 30, 2017 is approximately $192,600. Of this amount, approximately $120,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
During the year ended December 31, 2016, a fire significantly destroyed one industrial property totaling approximately 0.03 million square feet of GLA located in San Diego, California (the “2016 Fire”). In a separate event, on April 3, 2017, a fire caused significant damage to one industrial property totaling approximately 0.08 million square feet of GLA located in Los Angeles, California (the “2017 Fire”). During the respective periods in which the fires occurred, we wrote off the unamortized net book value of the building improvements for the damaged portions of the industrial properties and recorded a receivable from our insurance company for the amount of the write off, less our $25 deductible per occurrence. As of September 30, 2017, we have an aggregate receivable outstanding from the insurance company for both the 2016 Fire and the 2017 Fire of $8,830. While we believe the damages incurred due to the 2016 Fire and 2017 Fire are fully insured and reimbursable in accordance with our insurance policies, subject to the deductibles, there can be no assurance that the cost to repair the damages will be collected.
13. Subsequent Events
From October 1, 2017 to October 26, 2017, we sold nine industrial properties for approximately $54,075.
From October 1, 2017 to October 26, 2017, we acquired one industrial property for a purchase price of approximately $8,235, excluding costs and credits incurred in conjunction with the acquisition of the property.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.7% ownership interest ("General Partner Units") at September 30, 2017. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.3% at September 30, 2017 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of September 30, 2017, we owned 516 industrial properties located in 22 states, containing an aggregate of approximately 62.8 million square feet of gross leasable area ("GLA"). Of the 516 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Summary of Significant Transactions During the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2017, we completed the following significant real estate transactions and financing activities:

•
We acquired six industrial properties comprised of approximately 0.9 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $159.0 million, excluding costs incurred in conjunction with the acquisition.

•	We sold 30 industrial properties comprised of approximately 1.9 million square feet of GLA for total gross sales proceeds of approximately $99.3 million.

•	We issued ten-year, $125.0 million private placement notes at a rate of 4.30% and twelve-year, $75.0 million private placement notes at a rate of 4.40%.

•	We paid off and retired our 2017 II Notes, at maturity, in the amount of $101.9 million as well as $36.1 million in mortgage loans payable.

•	We declared a first, second and third quarter cash dividend of $0.21 per common share or Unit per quarter, an increase of 10.5% from the 2016 quarterly rate.

•	We issued 2,560,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $74.9 million.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2017 and 2016. Same store properties are properties owned prior to January 1, 2016 and held as an in-service property through September 30, 2017 and developments and redevelopments that were placed in service prior to January 1, 2016 or were substantially completed for the 12 months prior to January 1, 2016. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2015 and held as an operating property through September 30, 2017. Sold properties are properties that were sold subsequent to December 31, 2015. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2016; or b) stabilized prior to January 1, 2016. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016
Our net income was $107.0 million and $101.1 million for the nine months ended September 30, 2017 and 2016, respectively.
For the nine months ended September 30, 2017 and 2016, the average occupancy rates of our same store properties were 96.1% and 96.4%, respectively.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$263,974	$256,431	$7,543	2.9%
Acquired Properties	5,460	1,423	4,037	283.7%
Sold Properties	3,605	15,143	(11,538)	(76.2)%
(Re) Developments	18,684	5,309	13,375	251.9%
Other	2,549	1,738	811	46.7%
Total Revenues	$294,272	$280,044	$14,228	5.1%
Revenues from same store properties increased $7.5 million primarily due to an increase in rental rates and tenant recoveries, slightly offset by a decrease in occupancy. Revenues from acquired properties increased $4.0 million due to the 12 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $11.5 million due to the 93 industrial properties sold subsequent to December 31, 2015 totaling approximately 5.8 million square feet of GLA. Revenues from (re) developments increased $13.4 million due to an increase in occupancy. Other revenues increased $0.8 million primarily due to an increase in occupancy related to two properties acquired in 2015 and placed in service during 2016.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$70,269	$68,145	$2,124	3.1%
Acquired Properties	1,442	283	1,159	409.5%
Sold Properties	1,578	5,937	(4,359)	(73.4)%
(Re) Developments	4,003	1,515	2,488	164.2%
Other	6,543	6,901	(358)	(5.2)%
Total Property Expenses	$83,835	$82,781	$1,054	1.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.1 million primarily due to an increase in real estate tax expense. Property expenses from acquired properties increased $1.2 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $4.4 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $2.5 million primarily due to the substantial completion of developments. Other property expenses decreased $0.4 million due to a decrease in certain miscellaneous expenses.
General and administrative expense increased $1.2 million, or 6.1%, due to an increase in incentive compensation expense slightly offset by a decrease in professional services expense.
As discussed in Note 2 to the Consolidated Financial Statements, we adopted a new accounting standard relating to the definition of a business on January 1, 2017. We anticipate that our acquisitions of real estate in the future generally will not meet the definition of a business combination. Accordingly, acquisition costs, which historically have been expensed, will be capitalized as part of the basis of the real estate assets acquired. We applied this new accounting standard prospectively. For the nine months ended September 30, 2016, we recognized $0.3 million of expenses related to costs associated with acquiring industrial properties from third parties.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$76,246	$77,229	$(983)	(1.3)%
Acquired Properties	2,876	773	2,103	272.1%
Sold Properties	1,135	4,766	(3,631)	(76.2)%
(Re) Developments	5,254	4,199	1,055	25.1%
Corporate Furniture, Fixtures and Equipment and Other	1,719	1,701	18	1.1%
Total Depreciation and Other Amortization	$87,230	$88,668	$(1,438)	(1.6)%
Depreciation and other amortization from same store properties decreased $1.0 million due to accelerated depreciation and amortization taken during the nine months ended September 30, 2016 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $2.1 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $3.6 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re) developments increased $1.1 million primarily due to an increase in depreciation and amortization related to completed developments offset by accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the first quarter of 2016. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the nine months ended September 30, 2017, we recognized $52.1 million of gain on sale of real estate related to the sale of 30 industrial properties comprised of approximately 1.9 million square feet of GLA. For the nine months ended September 30, 2016, we recognized $60.8 million of gain on sale of real estate related to the sale of 50 industrial properties comprised of approximately 2.6 million square feet of GLA.
Interest expense decreased $1.6 million, or 3.5%, primarily due to a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2017 ($1,396.2 million) as compared to the nine months ended September 30, 2016 ($1,411.4 million), an increase in capitalized interest of $0.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in development activities and a slight decrease in the weighted average interest rate for the nine months ended September 30, 2017 (4.47%) as compared to the nine months ended September 30, 2016 (4.50%).
Amortization of deferred financing costs remained relatively unchanged.
In September 2017, we entered into two interest rate protection agreements (the “Treasury Locks”) in order to fix the interest rate on an anticipated unsecured debt offering. Due to the strict requirements surrounding the application of hedge accounting, we elected not to designate the Treasury Locks as hedges. As such, the full change in the fair value of the Treasury Locks during the third quarter is recorded as a mark-to-market gain on interest rate protection agreements within the income statement as opposed to being recorded in other comprehensive income. Mark-to-market gain was $1.8 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2017, we recognized a loss from retirement of debt of $1.7 million due to the early payoff of certain mortgage loans related to prepayment penalties and the write-off of unamortized deferred financing costs.
Income tax provision increased $1.0 million, or 432.8%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to an increase in taxable gain from the sale of real estate from one of our TRSs.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016
Our net income was $44.7 million and $32.7 million for the three months ended September 30, 2017 and 2016, respectively.
For the three months ended September 30, 2017 and 2016, the average occupancy rates of our same store properties were 96.0% and 96.1%, respectively.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$88,524	$86,064	$2,460	2.9%
Acquired Properties	2,746	731	2,015	275.6%
Sold Properties	316	3,598	(3,282)	(91.2)%
(Re) Developments	6,770	2,498	4,272	171.0%
Other	954	671	283	42.2%
Total Revenues	$99,310	$93,562	$5,748	6.1%
Revenues from same store properties increased $2.5 million primarily due to an increase in rental rates. Revenues from acquired properties increased $2.0 million due to the 12 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $3.3 million due to the 93 industrial properties sold subsequent to December 31, 2015 totaling approximately 5.8 million square feet of GLA. Revenues from (re) developments increased $4.3 million due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in occupancy related to two properties acquired in 2015 and placed in service during 2016.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,062	$23,057	$1,005	4.4%
Acquired Properties	751	132	619	468.9%
Sold Properties	157	1,489	(1,332)	(89.5)%
(Re) Developments	1,450	427	1,023	239.6%
Other	2,032	2,434	(402)	(16.5)%
Total Property Expenses	$28,452	$27,539	$913	3.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.0 million primarily due to an increase in real estate tax expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $1.0 million primarily due to the substantial completion of developments. Other property expenses decreased $0.4 million due to a decrease in certain miscellaneous expenses.
General and administrative expense increased $0.5 million, or 8.5%, primarily due to an increase in incentive compensation expense.
For the three months ended September 30, 2016, we recognized $0.1 million of expenses related to costs associated with acquiring industrial properties from third parties.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,562	$25,647	$(85)	(0.3)%
Acquired Properties	1,524	400	1,124	281.0%
Sold Properties	48	1,184	(1,136)	(95.9)%
(Re) Developments	1,974	1,015	959	94.5%
Corporate Furniture, Fixtures and Equipment and Other	588	569	19	3.3%
Total Depreciation and Other Amortization	$29,696	$28,815	$881	3.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re) developments increased $1.0 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended September 30, 2017, we recognized $23.3 million of gain on sale of real estate related to the sale of 10 industrial properties comprised of approximately 0.9 million square feet of GLA. For the three months ended September 30, 2016, we recognized $16.8 million of gain on sale of real estate related to the sale of 19 industrial properties comprised of approximately 0.7 million square feet of GLA.
Interest expense and amortization of deferred financing costs each remained relatively unchanged.
Mark-to-market gain on interest rate protection agreements relates to the Treasury Locks and was $1.8 million for the three months ended September 30, 2017.
Income tax benefit (provision) was not significant in either period.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2017. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	35	765	$5.28	27.2%	6.3	$4.81	N/A
Renewal Leases	38	639	$7.13	16.4%	4.2	$1.56	68.8%
Development / Acquisition Leases	5	536	$4.64	N/A	4.8	N/A	N/A
Total / Weighted Average	78	1,940	$5.71	21.3%	5.2	$3.33	N/A

Nine Months Ended
New Leases - Year to Date	110	2,085	$5.26	22.8%	5.4	$4.34	N/A
Renewal Leases - Year to Date	146	5,569	$4.79	15.4%	3.7	$0.91	81.0%
Development / Not In Service Acquisition Leases - Year to Date	9	1,502	$5.00	N/A	7.1	N/A	N/A
Year to Date - Total / Weighted Average	265	9,156	$4.93	17.5%	4.7	$1.84	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and nine months ended September 30, 2017, 26 and 75 new leases commenced with free rent periods during the lease term with such leases constituting 0.7 million and 1.5 million square feet of GLA. Total free rent concessions of $0.7 million and $1.6 million were associated with these new leases. During the three and nine months ended September 30, 2017, one and two renewal leases commenced with free rent periods during the lease terms with such leases constituting 0.03 and 0.1 million square feet of GLA. Total free rent concessions of $0.01 and $0.02 million were associated with these renewal leases. Additionally, during the three and nine months ended September 30, 2017, five and nine development and acquisition leases commenced with free rent periods during the lease term with such leases constituting 0.5 million and 1.5 million square feet of GLA, respectively. Total free rent concessions of $0.5 million and $2.5 million were associated with these development and acquisition leases.

Liquidity and Capital Resources
At September 30, 2017, our cash and cash equivalents and restricted cash were approximately $9.5 million and $5.1 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $463.2 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2017.
We have considered our short-term (through September 30, 2018) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 7.50%, 2017 Notes (described in Note 4 to the Consolidated Financial Statements), in the aggregate principal amount of $55.0 million are due December 1, 2017. Also, we have $159.5 million in mortgage loans payable outstanding at September 30, 2017 that mature prior to September 30, 2018. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2018) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At September 30, 2017, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.39%. As of October 26, 2017, we had approximately $415.2 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2017, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2017.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Nine Months Ended September 30, 2017
Net cash provided by operating activities for the Company of approximately $146.7 million (net cash provided by operating activities for the Operating Partnership of approximately $147.0 million) for the nine months ended September 30, 2017 was comprised primarily of the non-cash adjustments of approximately $38.9 million, net income of approximately $107.0 million and the net change in the Company's operating assets and liabilities of approximately $2.3 million ($2.6 million for the Operating Partnership) offset by the payments of prepayment penalties associated with the retirement of debt of approximately $1.5 million. The adjustments for the non-cash items of approximately $38.9 million are primarily comprised of depreciation and amortization of approximately $95.0 million, the loss from retirement of debt of approximately $1.7 million and the provision for bad debt of approximately $0.2 million, offset by the gain on sale of real estate of approximately $52.1 million, mark-to-market gain on interest rate protection agreements of approximately $1.8 million and the effect of the straight-lining of rental income of approximately $4.1 million.
Net cash used in investing activities for both the Company and the Operating Partnership of approximately $164.6 million for the nine months ended September 30, 2017 was comprised primarily of the acquisition of several land parcels and six industrial properties comprised of approximately 0.9 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by net proceeds from the sale of real estate and a decrease in escrows (primarily related to sales proceeds held by third party intermediaries to be disbursed as we exchange into properties under Section 1031 of the Code).
During the nine months ended September 30, 2017, we sold 30 industrial properties comprised of approximately 1.9 million square feet of GLA. Proceeds from the sales of these 30 industrial properties, net of closing costs, were approximately $95.2 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2017.

Net cash provided by financing activities for the Company of approximately $17.5 million (net cash provided by financing activities for the Operating Partnership of approximately $17.3 million) for the nine months ended September 30, 2017 was comprised primarily of the net proceeds from the origination of $200.0 million of private placement notes as well as the net proceeds from the issuance of common stock or General Partner Units offset by the repayments on our senior unsecured notes and mortgage loans payable, net repayment on our Unsecured Credit Facility, common stock and Unit distributions, payments of financing and equity issuance costs, the repurchase and retirement of restricted stock and restricted Units and solely with respect to the Operating Partnership, the Operating Partnership's net distributions to noncontrolling interests.
During the nine months ended September 30, 2017, the Operating Partnership issued $125 million of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the “2027 Private Placement Notes”) and $75 million of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the “2029 Private Placement Notes”) in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
During the nine months ended September 30, 2017, the Company issued 2,560,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $74.9 million. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units.
During the nine months ended September 30, 2017, we paid off and retired our 2017 II Notes, at maturity, in the amount of $101.9 million. Additionally, we paid off $36.1 million in mortgage loans payable. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2017 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2017, $1,218.1 million or 88.6% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $157.0 million or 11.4% of our total debt, excluding unamortized deferred financing costs, was variable rate debt. At December 31, 2016, $1,164.2 million or 86.0% of our total debt, excluding unamortized deferred financing costs, was fixed rate debt. As of the same date, $189.5 million or 14.0% of our total debt, excluding unamortized deferred financing costs, was variable rate debt.
At September 30, 2017 and December 31, 2016, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Additionally as of September 30, 2017, we have interest rate protection agreements outstanding in an aggregate notional amount of $100.0 million in order to lock the U.S Treasury rate related to an anticipated unsecured debt offering. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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

Our variable rate debt is subject to risk based upon prevailing market interest rates. At September 30, 2017, we had approximately $157.0 million of variable rate debt outstanding indexed to LIBOR rates excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2017 would have increased by approximately $0.2 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.4 million during the nine months ended September 30, 2017.
As of September 30, 2017, the estimated fair value of our debt was approximately $1,417.8 million based on our estimate of the then-current market interest rates.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$43,198	$31,519	$103,469	$97,436
Adjustments:
Depreciation and Other Amortization of Real Estate	29,530	28,602	86,729	88,088
Gain on Sale of Depreciable Real Estate	(23,271)	(16,802)	(52,140)	(60,828)
Noncontrolling Interest Share of Adjustments	(202)	(421)	(1,141)	(985)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$49,255	$42,898	$136,917	$123,711
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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Same Store Revenues	$88,524	$86,064	$263,974	$256,431
Same Store Property Expenses	(24,062)	(23,057)	(70,269)	(68,145)
Same Store Net Operating Income Before Same Store Adjustments	$64,462	$63,007	$193,705	$188,286
Same Store Adjustments:
Lease Inducement Amortization	183	227	540	673
Straight-line Rent	496	(718)	962	(2,917)
Above / Below Market Rent Amortization	(261)	(278)	(794)	(810)
Lease Termination Fees	(336)	(11)	(793)	(208)
Same Store Net Operating Income	$64,544	$62,227	$193,620	$185,024
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events
From October 1, 2017 to October 26, 2017, we sold nine industrial properties for approximately $54.1 million.
From October 1, 2017 to October 26, 2017, we acquired one industrial property for a purchase price of approximately $8.2 million, excluding costs and credits incurred in conjunction with the acquisition of the property.

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
Date: October 26, 2017

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.