Form 10-Q
period 2018-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2018-04-26
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At April 26, 2018, 120,560,079 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2018 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2018, the Company owned an approximate 97.1% common general partnership interest in the Operating Partnership. The remaining approximate 2.9% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 2.9% equity interest in the Operating Partnership held by entities other than the Company is classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$879,051	$864,813
Buildings and Improvements	2,507,087	2,521,457
Construction in Progress	157,667	109,475
Less: Accumulated Depreciation	(788,234)	(789,919)
Net Investment in Real Estate	2,755,571	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $9,384 and $0	16,725	—
Cash and Cash Equivalents	19,782	21,146
Restricted Cash	48,579	25,336
Tenant Accounts Receivable, Net	5,770	4,873
Deferred Rent Receivable, Net	70,386	70,254
Deferred Leasing Intangibles, Net	31,350	30,481
Prepaid Expenses and Other Assets, Net	96,432	83,146
Total Assets	$3,044,595	$2,941,062
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$301,661	$450,056
Senior Unsecured Notes, Net	544,204	246,673
Unsecured Term Loans, Net	456,016	455,768
Unsecured Credit Facility	100,000	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	70,997	86,532
Deferred Leasing Intangibles, Net	10,734	10,355
Rents Received in Advance and Security Deposits	45,961	44,285
Dividends and Distributions Payable	27,558	27,016
Total Liabilities	1,557,131	1,465,185
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 120,557,079 and 119,883,180 shares issued and outstanding)	1,206	1,199
Additional Paid-in-Capital	1,970,717	1,967,110
Distributions in Excess of Accumulated Earnings	(535,169)	(541,847)
Accumulated Other Comprehensive Income	7,704	1,338
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,444,458	1,427,800
Noncontrolling Interest	43,006	48,077
Total Equity	1,487,464	1,475,877
Total Liabilities and Equity	$3,044,595	$2,941,062
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues:
Rental Income	$75,180	$74,918
Tenant Recoveries and Other Income	24,591	22,465
Total Revenues	99,771	97,383
Expenses:
Property Expenses	29,411	28,486
General and Administrative	8,143	8,033
Impairment of Real Estate	2,756	—
Depreciation and Other Amortization	28,315	28,494
Total Expenses	68,625	65,013
Other Income (Expense):
Gain on Sale of Real Estate	20,089	8,009
Interest Expense	(12,791)	(14,369)
Amortization of Debt Issuance Costs	(855)	(778)
Loss from Retirement of Debt	(39)	(1,653)
Total Other Income (Expense)	6,404	(8,791)
Income from Operations Before Income Tax Provision	37,550	23,579
Income Tax Provision	(86)	(88)
Net Income	37,464	23,491
Less: Net Income Attributable to the Noncontrolling Interest	(1,172)	(782)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$36,292	$22,709
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.30	$0.19
Dividends/Distributions Per Share	$0.2175	$0.2100
Weighted Average Shares Outstanding - Basic	119,846	116,837
Weighted Average Shares Outstanding - Diluted	120,211	117,261
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Income	$37,464	$23,491
Mark-to-Market Gain on Interest Rate Protection Agreements	6,525	2,178
Amortization of Interest Rate Protection Agreements	24	96
Comprehensive Income	44,013	25,765
Comprehensive Income Attributable to Noncontrolling Interest	(1,378)	(858)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$42,635	$24,907
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	36,292	—	1,172	37,464
Other Comprehensive Income	—	—	—	6,366	183	6,549
Stock Based Compensation Activity	3	(1,106)	(3,282)	—	—	(4,385)
Common Stock Dividends and Unit Distributions	—	—	(26,332)	—	(775)	(27,107)
Conversion of Limited Partner Units to Common Stock	4	5,005	—	—	(5,009)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation - Additional Paid-in-Capital	—	(292)	—	—	292	—
Balance as of March 31, 2018	$1,206	$1,970,717	$(535,169)	$7,704	$43,006	$1,487,464
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,464	$23,491
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	22,953	23,200
Amortization of Debt Issuance Costs	855	778
Other Amortization, including Stock Based Compensation	6,626	8,112
Impairment of Real Estate	2,756	—
Provision for Bad Debt	88	75
Gain on Sale of Real Estate	(20,089)	(8,009)
Loss from Retirement of Debt	39	1,653
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,706)	(4,147)
Increase in Deferred Rent Receivable, Net	(713)	(1,494)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(6,249)	(3,571)
Net Cash Provided by Operating Activities	37,024	40,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(49,865)	(15,074)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(63,994)	(34,910)
Net Proceeds from Sales of Investments in Real Estate	41,691	19,916
Other Investing Activity	(3,053)	(1,700)
Net Cash Used in Investing Activities	(75,221)	(31,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,676)	(13)
Repurchase and Retirement of Restricted Stock	(6,020)	(2,401)
Common Stock Dividends and Unit Distributions Paid	(26,565)	(23,017)
Repayments on Mortgage Loans Payable	(160,163)	(38,896)
Payments of Prepayment Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	—
Proceeds from Unsecured Credit Facility	162,000	85,000
Repayments on Unsecured Credit Facility	(206,500)	(22,500)
Net Cash Provided by (Used in) Financing Activities	60,076	(3,280)
Net Increase in Cash, Cash Equivalents and Restricted Cash	21,879	5,040
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$68,361	$26,501

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,602	$1,027
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$27,558	$25,977
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(5,009)	$—
Common Stock	4	—
Additional Paid-in-Capital	5,005	—
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,724	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,006	$22,186
Write-off of Fully Depreciated Assets	$(13,663)	$(7,023)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$879,051	$864,813
Buildings and Improvements	2,507,087	2,521,457
Construction in Progress	157,667	109,475
Less: Accumulated Depreciation	(788,234)	(789,919)
Net Investment in Real Estate (including $268,442 and $270,708 related to consolidated variable interest entities, see Note 5)	2,755,571	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $9,384 and $0	16,725	—
Cash and Cash Equivalents	19,782	21,146
Restricted Cash	48,579	25,336
Tenant Accounts Receivable, Net	5,770	4,873
Deferred Rent Receivable, Net	70,386	70,254
Deferred Leasing Intangibles, Net	31,350	30,481
Prepaid Expenses and Other Assets, Net	106,645	93,264
Total Assets	$3,054,808	$2,951,180
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $20,833 and $61,256 related to consolidated variable interest entities, see Note 5)	$301,661	$450,056
Senior Unsecured Notes, Net	544,204	246,673
Unsecured Term Loans, Net	456,016	455,768
Unsecured Credit Facility	100,000	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	70,997	86,532
Deferred Leasing Intangibles, Net	10,734	10,355
Rents Received in Advance and Security Deposits	45,961	44,285
Distributions Payable	27,558	27,016
Total Liabilities	1,557,131	1,465,185
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (120,557,079 and 119,883,180 units outstanding)	1,412,146	1,401,583
Limited Partners Units (3,564,107 and 4,008,221 units outstanding)	76,705	82,251
Accumulated Other Comprehensive Income	7,931	1,382
Total First Industrial L.P.'s Partners’ Capital	1,496,782	1,485,216
Noncontrolling Interest	895	779
Total Partners’ Capital	1,497,677	1,485,995
Total Liabilities and Partners’ Capital	$3,054,808	$2,951,180
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues:
Rental Income	75,180	$74,918
Tenant Recoveries and Other Income	24,591	22,465
Total Revenues	99,771	97,383
Expenses:
Property Expenses	29,411	28,486
General and Administrative	8,143	8,033
Impairment of Real Estate	2,756	—
Depreciation and Other Amortization	28,315	28,494
Total Expenses	68,625	65,013
Other Income (Expense):
Gain on Sale of Real Estate	20,089	8,009
Interest Expense	(12,791)	(14,369)
Amortization of Debt Issuance Costs	(855)	(778)
Loss from Retirement of Debt	(39)	(1,653)
Total Other Income (Expense)	6,404	(8,791)
Income from Operations Before Income Tax Provision	37,550	23,579
Income Tax Provision	(86)	(88)
Net Income	37,464	23,491
Less: Net Income Attributable to the Noncontrolling Interest	(21)	(27)
Net Income Available to Unitholders and Participating Securities	$37,443	$23,464
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.30	$0.19
Distributions Per Unit	$0.2175	$0.2100
Weighted Average Units Outstanding - Basic	123,729	120,877
Weighted Average Units Outstanding - Diluted	124,094	121,301
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Income	$37,464	$23,491
Mark-to-Market Gain on Interest Rate Protection Agreements	6,525	2,178
Amortization of Interest Rate Protection Agreements	24	96
Comprehensive Income	$44,013	$25,765
Comprehensive Income Attributable to Noncontrolling Interest	(21)	(27)
Comprehensive Income Attributable to Unitholders	$43,992	$25,738
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	36,271	1,172	—	21	37,464
Other Comprehensive Income	—	—	6,549	—	6,549
Stock Based Compensation Activity	(4,385)	—	—	—	(4,385)
Unit Distributions	(26,332)	(775)	—	—	(27,107)
Conversion of Limited Partner Units to General Partner Units	5,009	(5,009)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	116	116
Distributions to Noncontrolling Interest	—	—	—	(21)	(21)
Balance as of March 31, 2018	$1,412,146	$76,705	$7,931	$895	$1,497,677
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,464	$23,491
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	22,953	23,200
Amortization of Debt Issuance Costs	855	778
Other Amortization, including Stock Based Compensation	6,626	8,112
Impairment of Real Estate	2,756	—
Provision for Bad Debt	88	75
Gain on Sale of Real Estate	(20,089)	(8,009)
Loss from Retirement of Debt	39	1,653
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,801)	(4,137)
Increase in Deferred Rent Receivable, Net	(713)	(1,494)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(6,249)	(3,571)
Net Cash Provided by Operating Activities	36,929	40,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(49,865)	(15,074)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(63,994)	(34,910)
Net Proceeds from Sales of Investments in Real Estate	41,691	19,916
Other Investing Activity	(3,053)	(1,700)
Net Cash Used in Investing Activities	(75,221)	(31,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,676)	(13)
Repurchase and Retirement of Restricted Units	(6,020)	(2,401)
Unit Distributions Paid	(26,565)	(23,017)
Contributions from Noncontrolling Interests	116	7
Distributions to Noncontrolling Interests	(21)	(17)
Repayments on Mortgage Loans Payable	(160,163)	(38,896)
Payments of Prepayment Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	—
Proceeds from Unsecured Credit Facility	162,000	85,000
Repayments on Unsecured Credit Facility	(206,500)	(22,500)
Net Cash Provided by (Used in) Financing Activities	60,171	(3,290)
Net Increase in Cash, Cash Equivalents and Restricted Cash	21,879	5,040
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$68,361	$26,501

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,602	$1,027
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$27,558	$25,977
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(5,009)	$—
General Partner Units	5,009	—
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,724	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,006	$22,186
Write-off of Fully Depreciated Assets	$(13,663)	$(7,023)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.1% ownership interest ("General Partner Units") at March 31, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.9% at March 31, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2018, we owned 485 industrial properties located in 21 states, containing an aggregate of approximately 60.1 million square feet of gross leasable area ("GLA"). Of the 485 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2017 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2017 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2017 audited consolidated financial statements included in our 2017 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three months ended March 31, 2018 and 2017. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2018 and December 31, 2017, the results of our operations and comprehensive income for each of the three months ended March 31, 2018 and 2017, and our cash flows for each of the three months ended March 31, 2018 and 2017. All adjustments are of a normal recurring nature.

Recent Accounting Pronouncements
Recent Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We adopted the new standard effective January 1, 2018. The adoption of the standard did not impact our financial position or results of operations.
In August 2016 and November 2016, the FASB issued new ASUs impacting the statement of cash flows. ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted both standards on January 1, 2018.
The adoption of these standards modified our presentation of certain activities within the Consolidated Statements of Cash Flows. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties that are held by intermediary agents to be used for tax-deferred, like-kind exchange transactions under Section 1031 of the Code. For the three month ended March 31, 2018 and 2017, $48,579 and $7,503 of restricted cash was included in "Cash, Cash Equivalents and Restricted Cash" in our Consolidated Satements of Cash Flows. Additionally, as a result of the adoption of the standards we reclassified $1,453 of prepayment penalties in connection with the payoff of certain mortgage loans from operating activities to financing activities for the three months ended March 31, 2017.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017:

	2018	2017
Cash and Cash Equivalents	19,782	18,998
Restricted Cash	48,579	7,503
Total Cash, Cash Equivalents and Restricted Cash	68,361	26,501

Recent Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting and sets out the principles for the recognition, measurement, presentation and disclosure of leases. ASU 2016-02 will require lessees, at lease commencement to record a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and record a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We are a lessee on a limited number of ground and office leases and expect to record a right-of-use asset and lease liability for these leases upon adoption of this standard. We are the lessor on a significant number of leases, however, we believe that ASU 2016-02 will have minimal impact to our financial condition or results of operations as such leases will be accounted for in a similar method to existing GAAP standards with the underlying leased asset being reported and recognized as a real estate asset and rental income being recognized on a straight line basis over the lease term. The most significant changes ASU 2016-02 will have to lessor accounting will be the requirement that lessors expense certain initial direct costs that are not incremental in negotiating a lease as incurred. Under existing GAAP standards, certain of these costs are capitalizable. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. If practical expedients are elected, we would not be required to reassess (1) whether an expired or existing contract meets the definition of a lease; (2) the lease classification for expired or existing leases; and (3) whether costs previously capitalized as initial direct costs would continue to be amortized. We continue to monitor FASB activity with respect to possible amendments to ASU 2016-02, particularly the FASB's recent vote to provide an optional practical expedient to lessors that would remove the requirement for lessors to separate lease and non-lease components when the timing and pattern of transfer of the non-lease components and the lease component are the same and, when the stand-alone lease component would be classified as an operating lease if account for separately. Should such amendment be finalized, we expect to elect the practical expedient. We will adopt ASU 2016-02 on January 1, 2019 and anticipate electing the practical expedients. We will continue to refine our evaluation and finalize our implementation plan throughout 2018.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to better align financial reporting for hedging activities with the economic objectives of those activities. As a result of the transition guidance, cumulative ineffectiveness that has been previously recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. ASU 2017-12 is effective for annual periods beginning after December 15, 2018. We continue to assess all the potential impacts of ASU 2017-12, however, we do not expect the adoption to have an impact on our financial condition or results of operations.
3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2018, we acquired five industrial properties comprised of approximately 0.4 million square feet of GLA and one land parcel. We considered these properties asset acquisitions and therefore capitalized acquisition costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the three months ended March 31, 2018:

Purchase Price
Land	$24,146
Building and Improvements	34,474
Other Assets (leasing commissions)	526
In-Place Leases	2,483
Above Market Leases	73
Below Market Leases	(737)
Total Purchase Price (A)	$60,965
Assumed Mortgage Loan (Note 4)	(11,654)
Total Net Assets Acquired	$49,311
_______________
(A) Excludes closing costs incurred in conjunction with the acquisition of the industrial properties and the land parcel.
The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the three months ended March 31, 2018.

Real Estate Held for Sale
As of March 31, 2018, we had 19 industrial properties comprised of approximately 0.5 million square feet of GLA held for sale.
Sales
During the three months ended March 31, 2018, we sold eight industrial properties comprised of approximately 0.5 million square feet of GLA and one land parcel. Gross proceeds from the sales of these industrial properties were $42,390. The gain on sale of real estate was $20,089.
Impairment Charges
The impairment charges of $2,756 recorded during the three months ended March 31, 2018 were due to marketing one industrial property and one land parcel for sale and our assessment of the likelihood and timing of a potential sale transaction.
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis and for which impairment charges were recorded during the three months ended March 31, 2018. The table also indicates the fair value hierarchy of the valuation techniques we used to determine such fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Three Months Ended
Real estate assets	$6,416	—	—	$6,416	$2,756
The following table presents quantitative information about the significant unobservable inputs we used to determine fair value of non-recurring items at March 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impairment of one industrial property comprising approximately 0.1 million square feet of GLA and one land parcel	$6,416	Contracted Price	(A)	N/A
_______________
(A) The fair value for both the industrial property and the land parcel was based upon the value included in a third party purchase contract, which was subject to our corroboration for reasonableness.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2018	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2018	December 31, 2017
Mortgage Loans Payable, Gross	$303,093	$451,602	4.03% – 8.26%	3.82% – 8.26%	July 2019 – August 2028
Unamortized Debt Issuance Costs	(1,644)	(1,806)
Unamortized Premiums	212	260
Mortgage Loans Payable, Net	$301,661	$450,056
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	—	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2030 Private Placement Notes	150,000	—	3.96%	3.96%	2/15/2030
Subtotal	$548,571	$248,571
Unamortized Debt Issuance Costs	(4,285)	(1,814)
Unamortized Discounts	(82)	(84)
Senior Unsecured Notes, Net	$544,204	$246,673
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(3,984)	(4,232)
Unsecured Term Loans, Net	$456,016	$455,768
Unsecured Credit Facility (B)	$100,000	$144,500	2.83%	N/A	10/29/2021
_______________
(A) During the three months ended March 31, 2018, pursuant to our agreements for the 2014 Unsecured Term Loan and our 2015 Unsecured Term Loan, we elected to have the interest spread calculated based on our investment grade rating resulting in a 10 basis point reduction in the credit spread compared to the prior rate. The interest rate at March 31, 2018 also reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $4,495 and $4,781 as of March 31, 2018 and December 31, 2017, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the three months ended March 31, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
During the three months ended March 31, 2018, we paid off mortgage loans in the amount of $157,782. In connection with the mortgage loans paid off during the three months ended March 31, 2018, we recognized $39 as loss from retirement of debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.
As of March 31, 2018, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $452,685. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2018.

Senior Unsecured Notes, Net
During the three months ended March 31, 2018, the Operating Partnership issued $150,000 of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the “2028 Private Placement Notes”) and $150,000 of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the “2030 Private Placement Notes”) (together with the 2027 Private Placement Notes and the 2029 Private Placement Notes (each as described in Note 4), collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017. The 2028 Private Placement Notes and the 2030 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2018	$5,483
2019	79,600
2020	59,046
2021	367,113
2022	341,552
Thereafter	558,870
Total	$1,411,664
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans (as defined in Note 10), the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of March 31, 2018. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2018 and December 31, 2017, the fair value of our indebtedness was as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$303,305	$313,953	$451,862	$467,303
Senior Unsecured Notes, Net	548,489	548,195	248,487	269,731
Unsecured Term Loans	460,000	460,000	460,000	460,000
Unsecured Credit Facility	100,000	100,000	144,500	144,500
Total	$1,411,794	$1,422,148	$1,304,849	$1,341,534
_______________
(A) The carrying amounts include unamortized premiums and discounts and exclude unamortized debt issuance costs.
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2018	December 31, 2017
ASSETS
Assets:
Net Investment in Real Estate	$268,442	$270,708
Other Assets, Net	24,966	23,530
Total Assets	$293,408	$294,238
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$20,833	$61,256
Other Liabilities, Net	8,434	9,283
Partners’ Capital	264,141	223,699
Total Liabilities and Partners’ Capital	$293,408	$294,238

6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the three months ended March 31, 2018 and 2017:

	2018	2017
Balance as of December 31	$48,077	$43,184
Net Income	1,172	782
Other Comprehensive Income	183	76
Common Stock Dividends and Unit Distributions	(775)	(848)
Conversion of Limited Partner Units to Common Stock (A)	(5,009)	—
Retirement of Limited Partner Units (B)	(934)	—
Reallocation - Additional Paid-in-Capital	292	(38)
Balance as of March 31	$43,006	$43,156
_______________
(A) For the three months ended March 31, 2018 and 2017, 410,781 and 0 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $5,009 and $0, respectively, of noncontrolling interest to the Company’s stockholders’ equity.
(B) During the three months ended March 31, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the three months ended March 31, 2018 and 2017:

	2018	2017
Balance as of December 31	$779	$956
Net Income	21	27
Contributions	116	7
Distributions	(21)	(17)
Balance as of March 31	$895	$973
Dividends/Distributions
During the three months ended March 31, 2018, we declared $27,107 common stock dividends and Unit distributions.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2018:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2017	$1,382	$1,382	$(44)	1,338
Other Comprehensive Income Before Reclassifications	6,062	6,062	(183)	5,879
Amounts Reclassified from Accumulated Other Comprehensive Income	487	487	—	487
Net Current Period Other Comprehensive Income	6,549	6,549	(183)	6,366
Balance as of March 31, 2018	$7,931	$7,931	$(227)	$7,704
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2018 and 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Previously Settled Interest Rate Protection Agreements	$24	$96	Interest Expense
Settlement Payments to our Counterparties	463	1,413	Interest Expense
Total	$487	$1,509
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$36,292	$22,709
Net Income Allocable to Participating Securities	(97)	(67)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$36,195	$22,642
Denominator (In Thousands):
Weighted Average Shares - Basic	119,846	116,837
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	365	424
Weighted Average Shares - Diluted	120,211	117,261
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.30	$0.19
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Numerator:
Net Income Available to Unitholders and Participating Securities	$37,443	$23,464
Net Income Allocable to Participating Securities	(97)	(66)
Net Income Available to Unitholders	$37,346	$23,398
Denominator (In Thousands):
Weighted Average Units - Basic	123,729	120,877
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	365	424
Weighted Average Units - Diluted	124,094	121,301
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.30	$0.19
Participating securities include 410,132 and 403,628 of unvested restricted stock or restricted Unit awards outstanding at March 31, 2018 and 2017, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the three months ended March 31, 2018, the Company awarded 208,890 shares of restricted stock awards to certain employees, which had an aggregate fair value of $5,981 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2017, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the three months ended March 31, 2018, the Company granted to certain employees 179,288 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,381 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the weighted average TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $1,689 and $3,101 for the three months ended March 31, 2018 and 2017, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At March 31, 2018, we had $13,873 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.14 years.
Severance Expense
During the three months ended March 31, 2018, we incurred $1,298 of severance costs related to a reduction in personnel as a result of changes in our real estate portfolio. The severance costs are included in general and administrative expense.
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
Our agreements with our derivative counterparties contain provisions whereby a default on any of our indebtedness, could cause us to be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2018, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.

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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2018, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2015 Swaps and the 2014 Swaps which are included in prepaid expenses and other assets on the consolidated balance sheets and which are accounted for at fair value on a recurring basis as of March 31, 2018:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2014 Swaps	$799	—	$799	—
2015 Swaps	$8,112	—	$8,112	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the three months ended March 31, 2018. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2014 Swaps and the 2015 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the 2014 Swaps and the 2015 Swaps fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
 At March 31, 2018 and December 31, 2017, the Operating Partnership had receivable balances of $10,223 and $10,129, respectively, from a direct wholly-owned subsidiary of the Company.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2018, we had 11 industrial properties totaling approximately 4.2 million square feet of GLA under construction. The estimated total investment as of March 31, 2018 is approximately $291,000. Of this amount, approximately $128,500 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From April 1, 2018 to April 26, 2018, we acquired one land parcel for a purchase price of approximately $3,270, excluding costs and credits incurred in conjunction with the acquisition.
On April 3, 2018, we entered into a joint venture arrangement with a third party (the "Joint Venture") for the purpose of acquiring, developing, leasing and operating approximately 532 net developable acres of land located in the Phoenix metropolitan area. Through a wholly-owned subsidiary of the Operating Partnership, we own a 49% interest in the Joint Venture. On April 3, 2018, the Joint Venture acquired the land for a purchase price of $49,000.

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

•
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2017 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the “SEC”).

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.1% ownership interest ("General Partner Units") at March 31, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.9% at March 31, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2018, we owned 485 industrial properties located in 21 states, containing an aggregate of approximately 60.1 million square feet of gross leasable area ("GLA"). Of the 485 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Before June 1, 2018:
First Industrial Realty Trust, Inc.
311 S. Wacker Drive, Suite 3900
Chicago, IL 60606
Attention: Investor Relations
After June 1, 2018:
First Industrial Realty Trust, Inc.
1 N. Wacker Drive, Suite 4200
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
Summary of Significant Transactions During the Three Months Ended March 31, 2018
During the three months ended March 31, 2018, we completed the following significant real estate transactions and financing activities:

•
We acquired five industrial properties comprised of approximately 0.4 million square feet of GLA and one land parcel for an aggregate purchase price of approximately $61.0 million, excluding costs incurred in conjunction with the acquisition.

•	We sold eight industrial properties comprised of approximately 0.5 million square feet of GLA and one land parcel for total gross sales proceeds of approximately $42.4 million.

•	We issued ten-year, $150.0 million private placement notes at a rate of 3.86% and twelve-year, $150.0 million private placement notes at a rate of 3.96%.

•	We paid off $157.8 million in mortgage loans payable.

•	We declared a first quarter cash dividend of $0.2175 per common share or Unit per quarter, an increase of 3.6% from the 2017 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2018 and 2017. Same store properties are properties owned prior to January 1, 2017 and held as an in-service property through March 31, 2018 and developments and redevelopments that were placed in service prior to January 1, 2017 or were substantially completed for the 12 months prior to January 1, 2017. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2016 and held as an operating property through March 31, 2018. Sold properties are properties that were sold subsequent to December 31, 2016. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2017; or b) stabilized prior to January 1, 2017. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the three months ended March 31, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the re(development) classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017
Our net income was $37.5 million and $23.5 million for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018 and 2017, the average occupancy rates of our same store properties were 96.9% and 95.6%, respectively.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$93,879	$89,505	$4,374	4.9%
Acquired Properties	2,623	—	2,623	—
Sold Properties	952	6,813	(5,861)	(86.0)%
(Re)Developments	1,866	704	1,162	165.1%
Other	451	361	90	24.9%
Total Revenues	$99,771	$97,383	$2,388	2.5%
Revenues from same store properties increased $4.4 million primarily due to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $2.6 million due to the 13 industrial properties acquired subsequent to December 31, 2016 totaling approximately 1.4 million square feet of GLA. Revenues from sold properties decreased $5.9 million due to the 68 industrial properties sold subsequent to December 31, 2016 totaling approximately 5.1 million square feet of GLA. Revenues from (re)developments increased $1.2 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in occupancy related to one property acquired in 2016 and placed in service during 2017 as well as an increase in interest income earned on our cash equivalents.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$25,951	$23,805	$2,146	9.0%
Acquired Properties	697	—	697	—
Sold Properties	314	2,273	(1,959)	(86.2)%
(Re)Developments	692	184	508	276.1%
Other	1,757	2,224	(467)	(21.0)%
Total Property Expenses	$29,411	$28,486	$925	3.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.1 million primarily due to an increase in snow removal costs as well as real estate taxes and insurance. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $2.0 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $0.5 million primarily due to the substantial completion of developments. Other property expenses decreased $0.5 million due to a decrease in certain miscellaneous expenses.
General and administrative expense increased $0.1 million, or 1.4%, primarily due to an increase related to $1.3 million of severance payments made during the three months ended March 31, 2018, offset by a decrease in amortization of restricted stock due to immediate recognition of expense related to the issuance of restricted stock to our former CEO during the three months ended March 31, 2017.
The impairment charge for the three months ended March 31, 2018 of $2.8 million is due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,876	$26,273	$(397)	(1.5)%
Acquired Properties	1,371	—	1,371	—
Sold Properties	250	1,812	(1,562)	(86.2)%
(Re) Developments	545	148	397	268.2%
Corporate Furniture, Fixtures and Equipment and Other	273	261	12	4.6%
Total Depreciation and Other Amortization	$28,315	$28,494	$(179)	(0.6)%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $0.4 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended March 31, 2018, we recognized $20.1 million of gain on sale of real estate related to the sale of eight industrial properties comprised of approximately 0.5 million square feet of GLA. For the three months ended March 31, 2017, we recognized $8.0 million of gain on sale of real estate related to the sale of 12 industrial properties comprising approximately 0.3 million square feet of GLA.
Interest expense decreased $1.6 million, or 11.0%, primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2018 (4.28%) as compared to the three months ended March 31, 2017 (4.48%), an increase in development activities resulting in an increase in capitalized interest of $0.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2018 ($1,365.2 million) as compared to the three months ended March 31, 2017 ($1,392.9 million).
Amortization of debt issuance costs remained relatively unchanged.
For the three months ended March 31, 2018, we recognized a loss from retirement of debt of $0.04 million due to early payoff of certain mortgage loans which resulted in the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium. For the three months ended March 31, 2017, we recognized a loss from retirement of debt of $1.7 million, due to the early payoff of certain mortgage loans which resulted in the payment of prepayment penalties and the write-off of unamortized debt issuance costs.
Income tax provision was not significant in either period.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2018. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	28	327	$6.76	25.6%	5.9	$5.25	N/A
Renewal Leases	61	2,579	$4.61	16.6%	3.3	$0.98	77.0%
Development / Acquisition Leases	4	305	$5.25	N/A	5.3	N/A	N/A
Total / Weighted Average	93	3,211	$4.89	18.0%	3.8	$1.46	77.0%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(B)
Straight Line basis basis rent growth is a ratio of the change in net rent (including straight line rent adjustments) on a new or renewal lease compared to the net rent (including straight line rent adjustments) of the comparable lease. New leases where there were no prior comparable leases are excluded.

(C)	The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.

(D)
Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(E)	Represents the weighted average square feet of tenants renewing their respective leases.

The following table provides a summary of our leases that commenced during the three months ended March 31, 2018 which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000’s)	Rent Concessions ($)
New Leases	17	226	$230
Renewal Leases	4	177	$168
Development / Acquisition Leases	4	305	$411
Total	25	708	$809

Liquidity and Capital Resources
At March 31, 2018, our cash and cash equivalents and restricted cash were approximately $19.8 million and $48.6 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $620.8 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2018.
We have considered our short-term (through March 31, 2019) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $73.6 million in mortgage loans payable outstanding at March 31, 2018 that we anticipate prepaying (without penalty) prior to March 31, 2019. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2019) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At March 31, 2018, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.83%. As of April 26, 2018, we had approximately $573.8 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2018, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2018.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB/Stable, Baa3/Positive and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$37.0	$40.1
Net cash used in investing activities	(75.2)	(31.8)
Net cash provided by (used in) financing activities	60.1	(3.3)
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$36.9	$40.1
Net cash used in investing activities	(75.2)	(31.8)
Net cash provided by (used in) financing activities	60.2	(3.3)
Changes in cash flow for the three months ended March 31, 2018, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $3.1 million for the Company (decreased $3.2 million for the Operating Partnership), primarily due to the following:

•	Increases in accounts receivable and other prepaid assets as well as decreases in accounts payable and accrued expenses due to timing of cash receipts and cash payments.
Offset by:

•
Increase in NOI from same store properties due to an increase in occupancy and rental rates of $2.2 million, an increase in NOI from acquired properties of $1.9 million and an increase in NOI generated from recently developed properties of $0.7 million offset by decreases in NOI due to building disposals of $3.9 million.

Investing Activities: Cash used in investing activities increased $43.4 million, primarily due to the following:

•	Increase of $34.8 million due to an increase in real estate acquisitions in 2018; and

•	Increase of $29.1 million primarily due to more development expenditures in 2018.
Offset by:

•	Decrease of $21.8 million due to higher proceeds received from the disposition of real estate in 2018.
Financing Activities: Cash provided by financing activities increased $63.4 million for the Company (increased $63.5 million for the Operating Partnership), primarily due to the following:

•	The issuance of Unsecured Private Placement notes in 2018 aggregating to $300.0 million.
Offset by:

•	Increase in repayments of Mortgage Loans Payable of $121.3 million; and

•	Increase in net repayments of Unsecured Credit Facility of $107.0 million.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2018 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2018, $1,311.8 million or 92.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $100.0 million or 7.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2017, $1,160.3 million or 88.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $144.5 million or 11.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
At March 31, 2018 and December 31, 2017, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. At March 31, 2018, we had approximately $100.0 million of variable rate debt outstanding indexed to LIBOR rates excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2018 would have increased by approximately $0.05 million based on our average outstanding floating-rate debt during the three months ended March 31, 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.4 million during the three months ended March 31, 2018.
As of March 31, 2018, the estimated fair value of our debt was approximately $1,422.1 million based on our estimate of the then-current market interest rates.
Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2018 incentive compensation plan.
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

Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and may not be comparable to other similarly titled measures of other companies.
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets, impairment of previously depreciated real estate assets and real estate asset depreciation and amortization, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2018 and 2017.

	2018	2017
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$36,292	$22,709
Adjustments:
Depreciation and Other Amortization of Real Estate	28,132	28,325
Impairment of Depreciable Real Estate	2,285	—
Gain on Sale of Depreciable Real Estate	(20,073)	(8,009)
Noncontrolling Interest Share of Adjustments	(310)	(681)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$46,326	$42,344
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, income tax benefit and expense, gains and losses on retirement of debt and sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.

The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2018 and 2017.

	2018	2017
	(In thousands)
Same Store Revenues	$93,879	$89,505
Same Store Property Expenses	(25,951)	(23,805)
Same Store Net Operating Income Before Same Store Adjustments	$67,928	$65,700
Same Store Adjustments:
Straight-line Rent	(306)	(1,639)
Above / Below Market Rent Amortization	(204)	(283)
Lease Termination Fees	(17)	(278)
Same Store Net Operating Income	$67,401	$63,500
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From April 1, 2018 to April 26, 2018, we acquired one land parcel for a purchase price of approximately $3.3 million, excluding costs and credits incurred in conjunction with the acquisition.
On April 3, 2018, we entered into a joint venture arrangement with a third party (the "Joint Venture") for the purpose of acquiring, developing, leasing and operating approximately 532 net developable acres of land located in the Phoenix metropolitan area. Through a wholly-owned subsidiary of the Operating Partnership, we own a 49% interest in the Joint Venture. On April 3, 2018, the Joint Venture acquired the land for a purchase price of $49.0 million.

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
The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2017. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2017.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks and security breaches. These could include attempts to gain unauthorized access to our data and computer systems through malware, computer viruses, attachments to e-mails, persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems.
The risk of a cybersecurity breach or disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing, even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Moreover, although we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to, for instance, payroll, electronic communications and certain finance functions. The security measures employed by such third party service providers may prove to be ineffective at preventing breaches of their systems.
A successful cybersecurity attack could, among other things:

•	compromise the confidential information of our employees, tenants and vendors;

•	disrupt the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants, investors and associates.

We could be subject to risks and liabilities in connection with joint venture arrangements.
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. We have in the past and may in the future selectively acquire, own and/or develop properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks not present where we act alone, including:

•
joint venturers may share certain approval rights over major decisions, which might (i) significantly delay or make impossible actions and decisions we believe are necessary or advisable with respect to properties owned through a joint venture, and/or (ii) adversely affect our ability to develop, finance, lease or sell properties owned through a joint venture at the most advantageous time for us, if at all;

•	joint venturers might become bankrupt or otherwise fail to fund their share of any required capital contributions;

•
joint venturers might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to develop, finance, lease, operate, manage or sell any properties owned by the applicable joint venture;

•
joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT;

•
joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or may otherwise restrict our ability to sell our interest when we would like to or on advantageous terms;

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
Date: April 26, 2018

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________

*	Filed herewith.

**	Furnished herewith.