Form 10-Q
period 2018-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2018-07-27
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-13102 (First Industrial Realty Trust, Inc.)
333-21873 (First Industrial, L.P.)
  _______________________________
FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland (First Industrial Realty Trust, Inc.)	36-3935116 (First Industrial Realty Trust, Inc.)
Delaware ( First Industrial, L.P.)	36-3924586 (First Industrial, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Wacker Drive, Suite 4200, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant's telephone number, including area code)

311 S. Wacker Drive, Suite 3900
Chicago, Illinois
(Former Address)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
At July 26, 2018, 125,984,144 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2018 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2018, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one enterprise. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership and its subsidiaries. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.3% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

•
Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various other entities owned by the Company. Since the Operating Partnership does not have an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not the Operating Partnership. Also, this entity owes certain amounts to the Operating Partnership, for which a receivable is included on the Operating Partnership's balance sheet but is eliminated on the Company's consolidated balance sheet, since both this entity and the Operating Partnership are fully consolidated by the Company.

We believe combining the Company's and Operating Partnership's quarterly reports into this single report results in the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management views and operates the business;

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports; and

•
eliminates duplicative disclosures and provides a more streamlined and readable presentation for our investors to review since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership.

To help investors understand the differences between the Company and the Operating Partnership, this report provides the following separate disclosures for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	a single set of consolidated notes to such financial statements that includes separate discussions of each entity's stockholders' equity or partners' capital, as applicable; and

•	a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$888,466	$864,813
Buildings and Improvements	2,579,886	2,521,457
Construction in Progress	118,793	109,475
Less: Accumulated Depreciation	(794,477)	(789,919)
Net Investment in Real Estate	2,792,668	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $6,056 and $0	16,304	—
Cash and Cash Equivalents	61,834	21,146
Restricted Cash	15,679	25,336
Tenant Accounts Receivable, Net	5,714	4,873
Investment in Joint Venture	23,599	—
Deferred Rent Receivable, Net	70,490	70,254
Deferred Leasing Intangibles, Net	29,581	30,481
Prepaid Expenses and Other Assets, Net	94,485	83,146
Total Assets	$3,110,354	$2,941,062
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$299,978	$450,056
Senior Unsecured Notes, Net	544,293	246,673
Unsecured Term Loans, Net	456,281	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	71,600	86,532
Deferred Leasing Intangibles, Net	10,330	10,355
Rents Received in Advance and Security Deposits	43,289	44,285
Dividends and Distributions Payable	28,771	27,016
Total Liabilities	1,454,542	1,465,185
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 125,984,144 and 119,883,180 shares issued and outstanding)	1,260	1,199
Additional Paid-in-Capital	2,123,460	1,967,110
Distributions in Excess of Accumulated Earnings	(517,526)	(541,847)
Accumulated Other Comprehensive Income	10,435	1,338
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,617,629	1,427,800
Noncontrolling Interest	38,183	48,077
Total Equity	1,655,812	1,475,877
Total Liabilities and Equity	$3,110,354	$2,941,062
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues:
Rental Income	$75,680	$75,802	$150,860	$150,720
Tenant Recoveries and Other Income	23,165	21,777	47,756	44,242
Total Revenues	98,845	97,579	198,616	194,962
Expenses:
Property Expenses	28,553	26,897	57,964	55,383
General and Administrative	6,746	6,785	14,889	14,818
Impairment of Real Estate	—	—	2,756	—
Depreciation and Other Amortization	28,636	29,040	56,951	57,534
Total Expenses	63,935	62,722	132,560	127,735
Other Income (Expense):
Gain on Sale of Real Estate	25,067	20,860	45,156	28,869
Interest Expense	(12,603)	(14,915)	(25,394)	(29,284)
Amortization of Debt Issuance Costs	(845)	(780)	(1,700)	(1,558)
Loss from Retirement of Debt	—	—	(39)	(1,653)
Total Other Income (Expense)	11,619	5,165	18,023	(3,626)
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Provision	46,529	40,022	84,079	63,601
Equity in Loss of Joint Venture	(2)	—	(2)	—
Income Tax Provision	(123)	(1,169)	(209)	(1,257)
Net Income	46,404	38,853	83,868	62,344
Less: Net Income Attributable to the Noncontrolling Interest	(1,195)	(1,291)	(2,367)	(2,073)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$45,209	$37,562	$81,501	$60,271
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.36	$0.32	$0.67	$0.51
Dividends/Distributions Per Share	$0.2175	$0.2100	$0.4350	$0.4200
Weighted Average Shares Outstanding - Basic	123,616	117,299	121,741	117,070
Weighted Average Shares Outstanding - Diluted	124,085	117,779	122,158	117,522
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income	$46,404	$38,853	$83,868	$62,344
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	2,725	(1,435)	9,250	743
Amortization of Interest Rate Protection Agreements	23	60	47	156
Comprehensive Income	49,152	37,478	93,165	63,243
Comprehensive Income Attributable to Noncontrolling Interest	(1,252)	(1,245)	(2,630)	(2,103)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$47,900	$36,233	$90,535	$61,140
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	81,501	—	2,367	83,868
Other Comprehensive Income	—	—	—	9,097	200	9,297
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	3	891	(3,282)	—	—	(2,388)
Common Stock Dividends and Unit Distributions	—	—	(53,898)	—	(1,418)	(55,316)
Conversion of Limited Partner Units to Common Stock	10	12,317	—	—	(12,327)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation - Additional Paid-in-Capital	—	(2,218)	—	—	2,218	—
Balance as of June 30, 2018	$1,260	$2,123,460	$(517,526)	$10,435	$38,183	$1,655,812
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,868	$62,344
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,160	46,751
Amortization of Debt Issuance Costs	1,700	1,558
Other Amortization, including Stock Based Compensation	13,638	14,939
Impairment of Real Estate	2,756	—
Provision for Bad Debt	165	127
Equity in Loss of Joint Venture	2	—
Gain on Sale of Real Estate	(45,156)	(28,869)
Loss from Retirement of Debt	39	1,653
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,169)	(938)
Increase in Deferred Rent Receivable, Net	(1,016)	(2,936)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,170)	(729)
Net Cash Provided by Operating Activities	93,817	93,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(87,733)	(96,492)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(121,169)	(72,125)
Net Proceeds from Sales of Investments in Real Estate	95,603	56,773
Contributions to and Investments in Joint Venture	(25,190)	—
Distributions from Joint Venture	1,829	—
Other Investing Activity	(2,823)	(1,117)
Net Cash Used in Investing Activities	(139,483)	(112,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,842)	(1,829)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	145,584	74,880
Repurchase and Retirement of Restricted Stock	(6,020)	(2,401)
Common Stock Dividends and Unit Distributions Paid	(53,561)	(48,493)
Repayments on Mortgage Loans Payable	(161,964)	(41,507)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	200,000
Repayments of Senior Unsecured Notes	—	(101,871)
Proceeds from Unsecured Credit Facility	217,000	262,000
Repayments on Unsecured Credit Facility	(361,500)	(324,500)
Net Cash Provided by Financing Activities	76,697	14,826
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	31,031	(4,235)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$77,513	$17,226

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,317	$1,907
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$28,771	$26,715
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(12,327)	$—
Common Stock	10	—
Additional Paid-in-Capital	12,317	—
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,705	$305
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$27,797	$19,786
Write-off of Fully Depreciated Assets	$(22,936)	$(15,295)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$888,466	$864,813
Buildings and Improvements	2,579,886	2,521,457
Construction in Progress	118,793	109,475
Less: Accumulated Depreciation	(794,477)	(789,919)
Net Investment in Real Estate (including $266,260 and $270,708 related to consolidated variable interest entities, see Note 5)	2,792,668	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $6,056 and $0	16,304	—
Cash and Cash Equivalents	61,834	21,146
Restricted Cash	15,679	25,336
Tenant Accounts Receivable, Net	5,714	4,873
Investment in Joint Venture	23,599	—
Deferred Rent Receivable, Net	70,490	70,254
Deferred Leasing Intangibles, Net	29,581	30,481
Prepaid Expenses and Other Assets, Net	104,660	93,264
Total Assets	$3,120,529	$2,951,180
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $20,723 and $61,256 related to consolidated variable interest entities, see Note 5)	$299,978	$450,056
Senior Unsecured Notes, Net	544,293	246,673
Unsecured Term Loans, Net	456,281	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	71,600	86,532
Deferred Leasing Intangibles, Net	10,330	10,355
Rents Received in Advance and Security Deposits	43,289	44,285
Distributions Payable	28,771	27,016
Total Liabilities	1,454,542	1,465,185
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (125,984,144 and 119,883,180 units outstanding)	1,584,490	1,401,583
Limited Partners Units (2,955,211 and 4,008,221 units outstanding)	69,939	82,251
Accumulated Other Comprehensive Income	10,679	1,382
Total First Industrial L.P.'s Partners' Capital	1,665,108	1,485,216
Noncontrolling Interest	879	779
Total Partners' Capital	1,665,987	1,485,995
Total Liabilities and Partners' Capital	$3,120,529	$2,951,180
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues:
Rental Income	$75,680	$75,802	150,860	$150,720
Tenant Recoveries and Other Income	23,165	21,777	47,756	44,242
Total Revenues	98,845	97,579	198,616	194,962
Expenses:
Property Expenses	28,553	26,897	57,964	55,383
General and Administrative	6,746	6,785	14,889	14,818
Impairment of Real Estate	—	—	2,756	—
Depreciation and Other Amortization	28,636	29,040	56,951	57,534
Total Expenses	63,935	62,722	132,560	127,735
Other Income (Expense):
Gain on Sale of Real Estate	25,067	20,860	45,156	28,869
Interest Expense	(12,603)	(14,915)	(25,394)	(29,284)
Amortization of Debt Issuance Costs	(845)	(780)	(1,700)	(1,558)
Loss from Retirement of Debt	—	—	(39)	(1,653)
Total Other Income (Expense)	11,619	5,165	18,023	(3,626)
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Provision	46,529	40,022	84,079	63,601
Equity in Loss of Joint Venture	(2)	—	(2)	—
Income Tax Provision	(123)	(1,169)	(209)	(1,257)
Net Income	46,404	38,853	83,868	62,344
Less: Net Income Attributable to the Noncontrolling Interest	(22)	(26)	(43)	(53)
Net Income Available to Unitholders and Participating Securities	$46,382	$38,827	$83,825	$62,291
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.36	$0.32	$0.67	$0.51
Distributions Per Unit	$0.2175	$0.2100	$0.4350	$0.4200
Weighted Average Units Outstanding - Basic	126,832	121,339	125,289	121,109
Weighted Average Units Outstanding - Diluted	127,301	121,819	125,706	121,561
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income	$46,404	$38,853	$83,868	$62,344
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	2,725	(1,435)	9,250	743
Amortization of Interest Rate Protection Agreements	23	60	47	156
Comprehensive Income	$49,152	$37,478	$93,165	$63,243
Comprehensive Income Attributable to Noncontrolling Interest	(22)	(26)	(43)	(53)
Comprehensive Income Attributable to Unitholders	$49,130	$37,452	$93,122	$63,190
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	81,458	2,367	—	43	83,868
Other Comprehensive Income	—	—	9,297	—	9,297
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	(2,388)	—	—	—	(2,388)
Unit Distributions	(53,898)	(1,418)	—	—	(55,316)
Conversion of Limited Partner Units to General Partner Units	12,327	(12,327)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	121	121
Distributions to Noncontrolling Interest	—	—	—	(64)	(64)
Balance as of June 30, 2018	$1,584,490	$69,939	$10,679	$879	$1,665,987
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,868	$62,344
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,160	46,751
Amortization of Debt Issuance Costs	1,700	1,558
Other Amortization, including Stock Based Compensation	13,638	14,939
Impairment of Real Estate	2,756	—
Provision for Bad Debt	165	127
Equity in Loss of Joint Venture	2	—
Gain on Sale of Real Estate	(45,156)	(28,869)
Loss from Retirement of Debt	39	1,653
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,226)	(876)
Increase in Deferred Rent Receivable, Net	(1,016)	(2,936)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,170)	(729)
Net Cash Provided by Operating Activities	93,760	93,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(87,733)	(96,492)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(121,169)	(72,125)
Net Proceeds from Sales of Investments in Real Estate	95,603	56,773
Contributions to and Investments in Joint Venture	(25,190)	—
Distributions from Joint Venture	1,829	—
Other Investing Activity	(2,823)	(1,117)
Net Cash Used in Investing Activities	(139,483)	(112,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,842)	(1,829)
Contribution of General Partner Units	145,584	74,880
Repurchase and Retirement of Restricted Units	(6,020)	(2,401)
Unit Distributions Paid	(53,561)	(48,493)
Contributions from Noncontrolling Interests	121	20
Distributions to Noncontrolling Interests	(64)	(82)
Repayments on Mortgage Loans Payable	(161,964)	(41,507)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	200,000
Repayments of Senior Unsecured Notes	—	(101,871)
Proceeds from Unsecured Credit Facility	217,000	262,000
Repayments on Unsecured Credit Facility	(361,500)	(324,500)
Net Cash Provided by Financing Activities	76,754	14,764
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	31,031	(4,235)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$77,513	$17,226

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,317	$1,907
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$28,771	$26,715
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(12,327)	$—
General Partner Units	12,327	—
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,705	$305
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$27,797	$19,786
Write-off of Fully Depreciated Assets	$(22,935)	$(15,295)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at June 30, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.3% at June 30, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own a 49% equity interest in, and provide various services to, a joint venture (the "Joint Venture") through a wholly- owned subsidiary of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information related to the Joint Venture.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Venture are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2018, we owned 471 industrial properties located in 21 states, containing an aggregate of approximately 61.1 million square feet of gross leasable area ("GLA"). Of the 471 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2018 and 2017. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2018 and 2017, and our cash flows for each of the six months ended June 30, 2018 and 2017. All adjustments are of a normal recurring nature.

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
In August 2016 and November 2016, the FASB issued new ASUs impacting the statement of cash flows. ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted both standards on January 1, 2018.
The adoption of ASU Nos. 2016-15 and 2016-18 modified our presentation of certain activities within the Consolidated Statements of Cash Flows. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties that are held by intermediary agents to be used for tax-deferred, like-kind exchange transactions under Section 1031 of the Code. For the six months ended June 30, 2018 and 2017, $15,679 and $5,619 of restricted cash was included in "Cash, Cash Equivalents and Restricted Cash" in our Consolidated Statements of Cash Flows. Additionally, as a result of the adoption of these standards we reclassified $1,453 of prepayment penalties in connection with the payoff of certain mortgage loans from operating activities to financing activities for the six months ended June 30, 2017.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017:

	2018	2017
Cash and Cash Equivalents	$61,834	$11,607
Restricted Cash	15,679	5,619
Total Cash, Cash Equivalents and Restricted Cash	$77,513	$17,226

Recent Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting. ASU 2016-02 will require lessees, at lease commencement to record a right-of-use asset and lease liability for all leases with terms longer than twelve months. We are a lessee on a limited number of ground and office leases and expect to record a right-of-use asset and lease liability for these leases upon adoption of this standard. The expense pattern for these leases will be consistent with that of our historical recognition.
The accounting for lessors will remain largely unchanged from existing GAAP standards with the underlying leased asset being reported and recognized as a real estate asset and rental income being recognized on a straight line basis over the lease term. This standard may also impact the timing, recognition, presentation and disclosures related to our rental recoveries from tenants earned from leasing our operating properties, although we do not expect a significant impact.
Additionally, ASU 2016-02 requires that lessors expense certain initial direct costs that are not incremental in negotiating a lease as incurred. Based on our results for the year ended December 31, 2017, we anticipate this change will reduce our EPS/EPU by approximately $0.01 in the year of adoption.
ASU 2016-02 will become effective for us on January 1, 2019. We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we would not be required to reassess (1) whether an expired or existing contract meets the definition of a lease; (2) the lease classification for expired or existing leases; or (3) whether costs previously capitalized as initial direct costs would continue to be amortized. While we are well into our analysis of the adoption, we will continue to evaluate and assess the impact the adoption of ASU 2016-02 will have on the Consolidated Financial Statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 is intended to better align financial reporting for hedging activities with the economic objectives of those activities. As a result of the transition guidance, cumulative ineffectiveness that has been previously recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. ASU 2017-12 is effective for annual periods beginning after December 15, 2018. We continue to assess all the potential impacts of ASU 2017-12; however, we do not expect the adoption to have an impact on our financial condition or results of operations.

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2018, we acquired six industrial properties comprised of approximately 0.5 million square feet of GLA and five land parcels. We considered these properties asset acquisitions and therefore capitalized acquisition costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the six months ended June 30, 2018:

Purchase Price
Land	$50,262
Building and Improvements	45,393
Other Assets (leasing commissions)	526
In-Place Leases	2,483
Above Market Leases	73
Below Market Leases	(737)
Total Purchase Price	$98,000
Assumed Mortgage Loan (Note 4)	(11,654)
Total Net Assets Acquired	$86,346
The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the six months ended June 30, 2018.
Real Estate Held for Sale
As of June 30, 2018, we had two industrial properties comprised of approximately 0.4 million square feet of GLA and four land parcels held for sale.
Sales
During the six months ended June 30, 2018, we sold 30 industrial properties comprised of approximately 1.3 million square feet of GLA and one land parcel. Gross proceeds from the sales of these industrial properties were $97,979. The gain on sale of real estate was $45,156.
Impairment Charges
The impairment charges of $2,756 recorded during the six months ended June 30, 2018 were due to marketing one industrial property and one land parcel for sale and our assessment of the likelihood and timing of a potential sale transaction. During the three months ended June 30, 2018, the one industrial property was sold.
The following table presents information about the one land parcel that was measured at fair value on a non-recurring basis and also indicates the fair value hierarchy of the valuation techniques we used to determine such fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Six Months Ended
One land parcel	$1,889	—	—	$1,889	$471
The following table presents quantitative information about the significant unobservable inputs we used to determine fair value of non-recurring items at June 30, 2018.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impairment of one land parcel	$1,889	Contracted Price	(A)	N/A
_______________
(A) The fair value for the land parcel was based upon the value included in a third party purchase contract, which was subject to our corroboration for reasonableness.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2018	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2018	December 31, 2017
Mortgage Loans Payable, Gross	$301,292	$451,602	4.03% – 8.26%	3.82% – 8.26%	July 2019 – August 2028
Unamortized Debt Issuance Costs	(1,490)	(1,806)
Unamortized Premiums	176	260
Mortgage Loans Payable, Net	$299,978	$450,056
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	—	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2030 Private Placement Notes	150,000	—	3.96%	3.96%	2/15/2030
Subtotal	$548,571	$248,571
Unamortized Debt Issuance Costs	(4,197)	(1,814)
Unamortized Discounts	(81)	(84)
Senior Unsecured Notes, Net	$544,293	$246,673
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(3,719)	(4,232)
Unsecured Term Loans, Net	$456,281	$455,768
Unsecured Credit Facility (B)	$—	$144,500	N/A	N/A	10/29/2021
_______________
(A) During the six months ended June 30, 2018, pursuant to the agreements for our unsecured term loans entered into in 2014 and 2015 (collectively, the "Unsecured Term Loans"), we elected to have the interest spread calculated based on our investment grade rating resulting in a 10 basis point reduction in the credit spread compared to the prior rate. The interest rate at June 30, 2018 also reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $4,182 and $4,781 as of June 30, 2018 and December 31, 2017, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the six months ended June 30, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
During the six months ended June 30, 2018, we paid off mortgage loans in the amount of $157,782. In connection with the mortgage loans paid off during the six months ended June 30, 2018, we recognized $39 as loss from retirement of debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.
As of June 30, 2018, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $450,187. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of June 30, 2018.

Senior Unsecured Notes, Net
During the six months ended June 30, 2018, the Operating Partnership issued $150,000 of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the "2028 Private Placement Notes") and $150,000 of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the "2030 Private Placement Notes") (together with the 2027 Private Placement Notes and the 2029 Private Placement Notes (each as described in Note 4), collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017. The 2028 Private Placement Notes and the 2030 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2018	$3,682
2019	79,600
2020	59,046
2021	267,113
2022	341,552
Thereafter	558,870
Total	$1,309,863
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of June 30, 2018. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2018 and December 31, 2017, the fair value of our indebtedness was as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$301,468	$309,610	$451,862	$467,303
Senior Unsecured Notes, Net	548,490	549,593	248,487	269,731
Unsecured Term Loans	460,000	461,533	460,000	460,000
Unsecured Credit Facility	—	—	144,500	144,500
Total	$1,309,958	$1,320,736	$1,304,849	$1,341,534
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
Other Real Estate Partnerships
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	June 30, 2018	December 31, 2017
ASSETS
Assets:
Net Investment in Real Estate	$266,260	$270,708
Other Assets, Net	23,652	23,530
Total Assets	$289,912	$294,238
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$20,723	$61,256
Other Liabilities, Net	8,425	9,283
Partners' Capital	260,764	223,699
Total Liabilities and Partners' Capital	$289,912	$294,238

Joint Venture
During the six months ended June 30, 2018, we entered into the Joint Venture with a third party partner for the purpose of developing, selling, leasing and operating approximately 532 net developable acres of land located in the Phoenix, Arizona metropolitan area. The purchase price of the land was $49,000 and was acquired by the Joint Venture via cash equity contributions from us and our joint venture partner. Through a wholly-owned subsidiary of the Operating Partnership, we own a 49% interest in the Joint Venture.
Under the Joint Venture's operating agreement, we act as the managing member of the Joint Venture and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services to the Joint Venture. In addition, the Joint Venture's operating agreement provides us the ability to earn an incentive fee based on the ultimate financial performance of the Joint Venture.
As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partner, including whether those rights are protective or participating. We found that the operating agreement contains certain protective rights, such as the requirement of member approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. However, we also found that we and our Joint Venture partner jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.
6. Stockholders' Equity of the Company and Partners' Capital of the Operating Partnership
Issuance of Shares of Common Stock
During the six months ended June 30, 2018, the Company issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145,584. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the financial statements as a general partner contribution.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the six months ended June 30, 2018 and 2017:

	2018	2017
Balance as of December 31	$48,077	$43,184
Net Income	2,367	2,073
Other Comprehensive Income (Including a Reallocation of ($63) and $3)	200	30
Common Stock Dividends and Unit Distributions	(1,418)	(1,696)
Conversion of Limited Partner Units to Common Stock (A)	(12,327)	—
Retirement of Limited Partner Units (B)	(934)	—
Reallocation - Additional Paid-in-Capital	2,218	1,525
Balance as of June 30	$38,183	$45,116
_______________
(A) For the six months ended June 30, 2018, 1,019,677 Limited Partner Units were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $12,327 of noncontrolling interest to the Company's stockholders' equity.
(B) During the six months ended June 30, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.

Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the six months ended June 30, 2018 and 2017:

	2018	2017
Balance as of December 31	$779	$956
Net Income	43	53
Contributions	121	20
Distributions	(64)	(82)
Balance as of June 30	$879	$947
Dividends/Distributions
During the six months ended June 30, 2018, we declared $55,316 common stock dividends and Unit distributions.
7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the six months ended June 30, 2018:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2017	1,382	1,382	(44)	1,338
Other Comprehensive Income Before Reclassifications	8,690	8,690	(200)	8,490
Amounts Reclassified from Accumulated Other Comprehensive Income	607	607	—	607
Net Current Period Other Comprehensive Income	9,297	9,297	(200)	9,097
Balance as of June 30, 2018	10,679	10,679	(244)	10,435
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and six months ended June 30, 2018 and 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Previously Settled Interest Rate Protection Agreements	$23	$60	$47	$156	Interest Expense
Settlement Payments to our Counterparties	97	1,161	560	2,574	Interest Expense
Total	$120	$1,221	$607	$2,730
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$45,209	$37,562	$81,501	$60,271
Net Income Allocable to Participating Securities	(151)	(129)	(248)	(196)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$45,058	$37,433	$81,253	$60,075
Denominator (In Thousands):
Weighted Average Shares - Basic	123,616	117,299	121,741	117,070
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	469	480	417	452
Weighted Average Shares - Diluted	124,085	117,779	122,158	117,522
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.36	$0.32	$0.67	$0.51
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator:
Net Income Available to Unitholders and Participating Securities	$46,382	$38,827	$83,825	$62,291
Net Income Allocable to Participating Securities	(151)	(129)	(248)	(196)
Net Income Available to Unitholders	$46,231	$38,698	$83,577	$62,095
Denominator (In Thousands):
Weighted Average Units - Basic	126,832	121,339	125,289	121,109
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	469	480	417	452
Weighted Average Units - Diluted	127,301	121,819	125,706	121,561
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.36	$0.32	$0.67	$0.51
Participating securities include 413,193 and 404,276 of unvested restricted stock or restricted Unit awards outstanding at June 30, 2018 and 2017, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the six months ended June 30, 2018, the Company awarded 211,890 shares of restricted stock awards to certain employees, which had an aggregate fair value of $6,068 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the six months ended June 30, 2018, the Company awarded 15,169 shares of restricted stock to non-employee members of the Board of Directors, which had an aggregate fair value of $490 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2017, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the six months ended June 30, 2018, the Company granted to certain employees 179,288 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,381 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the weighted average TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $1,997 and $1,822 for the three months ended June 30, 2018 and 2017, respectively and $3,686 and $4,923 for the six months ended June 30, 2018 and 2017 respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At June 30, 2018, we had $12,453 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.03 years.
Severance Expense
During the six months ended June 30, 2018, we incurred $1,298 of severance costs related to a reduction in personnel as a result of changes in our real estate portfolio. The severance costs are included in general and administrative expense.
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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of June 30, 2018, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2015 Swaps and the 2014 Swaps which are included in prepaid expenses and other assets on the consolidated balance sheets and which are accounted for at fair value on a recurring basis as of June 30, 2018:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2014 Swaps	$1,862	—	$1,862	—
2015 Swaps	$9,774	—	$9,774	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the six months ended June 30, 2018. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2014 Swaps and the 2015 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2014 Swaps and the 2015 Swaps fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
During the three months ended June 30, 2018, we recognized fees of $36 from the Joint Venture related to asset management services provided to the Joint Venture. At June 30, 2018, we had a receivable from the Joint Venture of $36 related to this asset management fee. See Note 5 for more information on the Joint Venture.
 At June 30, 2018 and December 31, 2017, the Operating Partnership had receivable balances of $10,183 and $10,129, respectively, from a direct wholly-owned subsidiary of the Company.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2018, we had five industrial properties totaling approximately 2.9 million square feet of GLA under construction. The estimated total investment as of June 30, 2018 is approximately $186,000. Of this amount, approximately $79,100 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From July 1, 2018 to July 26, 2018, we sold one building and one parcel of land for approximately $3,359.

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

•
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2017 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at June 30, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.3% at June 30, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own a 49% equity interest in, and provide various services to, a joint venture (the "Joint Venture") through a wholly-owned subsidiary of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Operating Partnership or the Company as presented herein. See Note 5 to the Consolidated Financial Statements for more information related to the Joint Venture.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Venture are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2018, we owned 471 industrial properties located in 21 states, containing an aggregate of approximately 61.1 million square feet of gross leasable area ("GLA"). Of the 471 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the "Unsecured Credit Facility") and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and our ability to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company's common stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.

Summary of Significant Transactions During the Six Months Ended June 30, 2018
During the six months ended June 30, 2018, we completed the following significant real estate transactions and financing activities:

•
We acquired six industrial properties comprised of approximately 0.5 million square feet of GLA located in our Orlando, Seattle and Southern California markets for an aggregate purchase price of $71.7 million, excluding costs incurred in conjunction with these acquisitions.

•
We acquired 242.4 acres of land for development located in our Dallas, Denver, Seattle and Southern California markets for an aggregate purchase price of $26.3 million, excluding costs incurred in conjunction with these acquisitions.

•	We sold 30 industrial properties comprised of approximately 1.3 million square feet of GLA and one land parcel for total gross sales proceeds of $98.0 million.

•
We entered into the Joint Venture with a third party and acquired, for a purchase price of $49.0 million, approximately 532 net developable acres of land located in Phoenix for the purpose of developing, selling, leasing and operating industrial properties.

•	We issued $150.0 million of ten-year private placement notes at a rate of 3.86% and $150.0 million of twelve-year private placement notes at a rate of 3.96%.

•	We issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145.6 million.

•	We paid off $157.8 million in mortgage loans payable.

•	We declared a first and second quarter cash dividend of $0.2175 per common share or Unit per quarter, an increase of 3.6% from the 2017 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2018 and 2017. Same store properties are properties owned prior to January 1, 2017 and held as an in-service property through June 30, 2018 and developments and redevelopments that were placed in service prior to January 1, 2017. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2016 and held as an operating property through June 30, 2018. Sold properties are properties that were sold subsequent to December 31, 2016. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2017; or b) stabilized prior to January 1, 2017. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the six months ended June 30, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the re(development) classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017
Our net income was $83.9 million and $62.3 million for the six months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018 and 2017, the average occupancy rates of our same store properties were 96.9% and 95.5%, respectively.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$184,362	$175,745	$8,617	4.9%
Acquired Properties	5,854	428	5,426	1,267.8%
Sold Properties	3,273	16,402	(13,129)	(80.0)%
(Re)Developments	3,980	1,606	2,374	147.8%
Other	1,147	781	366	46.9%
Total Revenues	$198,616	$194,962	$3,654	1.9%
Revenues from same store properties increased $8.6 million primarily due to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $5.4 million due to the 14 industrial properties acquired subsequent to December 31, 2016 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $13.1 million due to the 90 industrial properties sold subsequent to December 31, 2016 totaling approximately 5.9 million square feet of GLA. Revenues from (re)developments increased $2.4 million due to an increase in occupancy. Other revenues increased $0.4 million primarily due to an increase in occupancy related to one property acquired in 2016 and placed in service during 2017, as well as an increase in interest income earned on our cash equivalents.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$49,838	$45,403	$4,435	9.8%
Acquired Properties	1,678	104	1,574	1,513.5%
Sold Properties	1,343	5,479	(4,136)	(75.5)%
(Re)Developments	1,531	419	1,112	265.4%
Other	3,574	3,978	(404)	(10.2)%
Total Property Expenses	$57,964	$55,383	$2,581	4.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.4 million primarily due to an increases in snow removal costs, real estate taxes and insurance expense. Property expenses from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $1.1 million primarily due to the substantial completion of developments. Other property expenses decreased $0.4 million due to a decrease in certain miscellaneous expenses.
General and administrative expense remained relatively unchanged. However, during the six months ended June 30, 2018, we incurred $1.3 million of severance expense. The increase in severance expense is offset by a decrease in amortization of restricted stock, which decrease is primarily due to immediate recognition of $1.6 million of expense related to the issuance of restricted stock to our former CEO during the three months ended March 31, 2017.
The impairment charge for the six months ended June 30, 2018 of $2.8 million is due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$50,750	$52,016	$(1,266)	(2.4)%
Acquired Properties	3,414	150	3,264	2,176.0%
Sold Properties	729	4,358	(3,629)	(83.3)%
(Re) Developments	1,420	480	940	195.8%
Corporate Furniture, Fixtures and Equipment and Other	638	530	108	20.4%
Total Depreciation and Other Amortization	$56,951	$57,534	$(583)	(1.0)%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.3 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $3.6 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $0.9 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.1 million primarily due to capital expenditures incurred at one property that was acquired in 2016 and placed in service in 2017.
For the six months ended June 30, 2018, we recognized $45.2 million of gain on sale of real estate related to the sale of 30 industrial properties comprised of approximately 1.3 million square feet of GLA. For the six months ended June 30, 2017, we recognized $28.9 million of gain on sale of real estate related to the sale of 20 industrial properties comprising approximately 1.0 million square feet of GLA.
Interest expense decreased $3.9 million, or 13.3%, primarily due to a decrease in the weighted average interest rate for the six months ended June 30, 2018 (4.25%) as compared to the six months ended June 30, 2017 (4.49%), an increase in development activities resulting in an increase in capitalized interest of $1.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2018 ($1,361.5 million) as compared to the six months ended June 30, 2017 ($1,401.0 million).
Amortization of debt issuance costs remained relatively unchanged.
For the six months ended June 30, 2018, we recognized a loss from retirement of debt of $0.04 million due to early payoff of certain mortgage loans which resulted in the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium. For the six months ended June 30, 2017, we recognized a loss from retirement of debt of $1.7 million, due to the early payoff of certain mortgage loans which resulted in the payment of prepayment penalties and the write-off of unamortized debt issuance costs.
Equity in loss of Joint Venture was not significant.
The income tax provision decreased $1.0 million, or 83.4%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to a decrease in taxable gain from the sale of real estate from one of our TRSs.

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017
Our net income was $46.4 million and $38.9 million for the three months ended June 30, 2018 and 2017, respectively.
For the three months ended June 30, 2018 and 2017, the average occupancy rates of our same store properties were 96.9% and 95.3%, respectively.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$91,936	$87,668	$4,268	4.9%
Acquired Properties	3,231	428	2,803	654.9%
Sold Properties	869	7,835	(6,966)	(88.9)%
(Re)Developments	2,115	1,229	886	72.1%
Other	694	419	275	65.6%
Total Revenues	$98,845	$97,579	$1,266	1.3%
Revenues from same store properties increased $4.3 million primarily due to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $2.8 million due to the 14 industrial properties acquired subsequent to December 31, 2016 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $7.0 million due to the 90 industrial properties sold subsequent to December 31, 2016 totaling approximately 5.9 million square feet of GLA. Revenues from (re)developments increased $0.9 million due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in occupancy related to one property acquired in 2016 and placed in service during 2017 as well as an increase in interest income earned on our cash equivalents.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$24,480	$22,135	$2,345	10.6%
Acquired Properties	981	104	877	843.3%
Sold Properties	428	2,618	(2,190)	(83.7)%
(Re)Developments	846	286	560	195.8%
Other	1,818	1,754	64	3.6%
Total Property Expenses	$28,553	$26,897	$1,656	6.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.3 million primarily due to increases in real estate taxes, repairs and maintenance and insurance expense. Property expenses from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $0.6 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,276	$26,149	$(873)	(3.3)%
Acquired Properties	2,043	150	1,893	1,262.0%
Sold Properties	78	2,087	(2,009)	(96.3)%
(Re) Developments	875	386	489	126.7%
Corporate Furniture, Fixtures and Equipment and Other	364	268	96	35.8%
Total Depreciation and Other Amortization	$28,636	$29,040	$(404)	(1.4)%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $2.0 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $0.5 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.1 million due to capital expenditures incurred at one property that was acquired in 2016 and placed in service in 2017.
For the three months ended June 30, 2018, we recognized $25.1 million of gain on sale of real estate related to the sale of 22 industrial properties comprised of approximately 0.8 million square feet of GLA. For the three months ended June 30, 2017, we recognized $20.9 million of gain on sale of real estate related to the sale of eight industrial properties comprising approximately 0.7 million square feet of GLA.
Interest expense decreased $2.3 million, or 15.5%, primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2018 (4.23%) as compared to the three months ended June 30, 2017 (4.49%), an increase in development activities resulting in an increase in capitalized interest of $0.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2018 ($1,357.9 million) as compared to the three months ended June 30, 2017 ($1,411.5 million).
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Venture was not significant.
The income tax provision decreased $1.0 million, or 89.5%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to a decrease in taxable gain from the sale of real estate from one of our TRSs.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2018. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	35	789	$5.19	21.6%	5.5	$5.85	N/A
Renewal Leases	44	2,716	$5.04	26.7%	5.9	$2.19	89.1%
Development / Acquisition Leases	1	156	$7.09	N/A	5.0	N/A	N/A
Total / Weighted Average	80	3,661	$5.16	25.5%	5.8	$3.02	89.1%

Six Months Ended
New Leases	63	1,116	$5.65	23.0%	5.6	$5.67	N/A
Renewal Leases	105	5,295	$4.83	21.8%	4.7	$1.60	82.8%
Development / Not In Service Acquisition Leases	5	461	$5.87	N/A	5.2	N/A	N/A
Year to Date - Total / Weighted Average	173	6,872	$5.04	22.0%	4.9	$2.31	82.8%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(B)
Straight Line basis rent growth is a ratio of the change in net rent (including straight line rent adjustments) on a new or renewal lease compared to the net rent (including straight line rent adjustments) of the comparable lease. New leases where there were no prior comparable leases are excluded.

(C)	The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.

(D)
Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases that commenced during the period and do not reflect actual expenditures for the period.

(E)	Represents the weighted average square feet of tenants renewing their respective leases.

The following table provides a summary of our leases that commenced during the three and six months ended June 30, 2018 which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	22	635	$907
Renewal Leases	4	168	$452
Development / Not In Service Acquisition Leases	1	156	$88
Total	27	959	$1,447

Six Months Ended
New Leases	39	861	$1,137
Renewal Leases	8	345	$620
Development / Not In Service Acquisition Leases	5	461	$499
Total	52	1,667	$2,256

Liquidity and Capital Resources
At June 30, 2018, our cash and cash equivalents and restricted cash were approximately $61.8 million and $15.7 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $720.8 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2018.
We have considered our short-term (through June 30, 2019) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $73.2 million in mortgage loans payable outstanding at June 30, 2018 that we anticipate prepaying (without penalty) prior to June 30, 2019. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2019) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
As of July 26, 2018, we had approximately $720.8 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2018, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2018.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$93.8	$93.9
Net cash used in investing activities	(139.5)	(113.0)
Net cash provided by financing activities	76.7	14.8
The following table summarizes our cash flow activity for the Operating Partnership for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$93.8	$94.0
Net cash used in investing activities	(139.5)	(113.0)
Net cash provided by financing activities	76.8	14.8
Changes in cash flow for the six months ended June 30, 2018, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $0.1 million for the Company (decreased $0.2 million for the Operating Partnership), primarily due to the following:

•	Increases in accounts receivable and other prepaid assets as well as decreases in accounts payable and accrued expenses due to timing of cash receipts and cash payments.
Offset by:

•	Increase in NOI from same store properties, acquired properties and recently developed properties of $9.3 million offset by decreases in NOI due to building disposals of $9.0 million.
Investing Activities: Cash used in investing activities increased $26.5 million, primarily due to the following:

•	Increase of $49.0 million related to non-acquisition additions and improvements to real estate primarily due to an increase in development expenditures in 2018; and

•	Increase of $23.4 million related to our net contributions to the Joint Venture in 2018.
Offset by:

•	Decrease of $38.8 million due to higher proceeds received from the disposition of real estate in 2018; and

•	Decrease of $8.8 million of cash required to acquire real estate in 2018 since $11.7 million was financed through an assumption of mortgage debt.
Financing Activities: Cash provided by financing activities increased $61.9 million for the Company (increased $62.0 million for the Operating Partnership), primarily due to the following:

•
The increase of $100.0 million related to the issuance of Unsecured Private Placement notes in 2018 aggregating to $300.0 million compared to the issuance of Unsecured Private Placement notes in 2017 aggregating to $200.0 million.

•	The increase of $70.7 million related to the proceeds received from the issuance of common stock in an underwritten public offering during both 2018 and 2017.

•	The payoff of Senior Unsecured Notes during 2017 in the amount of $101.9 million.
Offset by:

•	Increase in repayments of Mortgage Loans Payable of $120.5 million; and

•	Increase in net repayments of Unsecured Credit Facility of $82.0 million.

•	Increase in Dividend and Unit Distributions of $5.1 million due to the Company raising the dividend rate in 2018.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2018 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2018, $1,310.0 million or 100.0% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. At December 31, 2017, $1,160.3 million or 88.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $144.5 million or 11.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
At June 30, 2018 and December 31, 2017, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2018 would have increased by approximately $0.07 million based on our average outstanding floating-rate debt during the six months ended June 30, 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $2.8 million during the six months ended June 30, 2018.
As of June 30, 2018, the estimated fair value of our debt was approximately $1,320.7 million based on our estimate of the then-current market interest rates.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$45,209	$37,562	$81,501	$60,271
Adjustments:
Depreciation and Other Amortization of Real Estate	28,448	28,874	56,580	57,199
Impairment of Depreciable Real Estate	—	—	2,285	—
Gain on Sale of Depreciable Real Estate	(25,067)	(20,860)	(45,140)	(28,869)
Noncontrolling Interest Share of Adjustments	(65)	(265)	(375)	(946)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$48,525	$45,311	$94,851	$87,655

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$91,936	$87,668		$184,362	$175,745
Same Store Property Expenses	(24,480)	(22,135)		(49,838)	(45,403)
Same Store Net Operating Income Before Same Store Adjustments	$67,456	$65,533	2.9%	$134,524	$130,342	3.2%
Same Store Adjustments:
Straight-line Rent	220	(675)		(122)	(2,339)
Above / Below Market Rent Amortization	(201)	(242)		(405)	(524)
Lease Termination Fees	(163)	(178)		(180)	(457)
Same Store Net Operating Income	$67,312	$64,438	4.5%	$133,817	$127,022	5.4%
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From July 1, 2018 to July 26, 2018, we sold one building and one parcel of land for approximately $3.4 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors, or as otherwise disclosed in the Form 10-Q for the three months ended March 31, 2018. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2017 and in our quarterly report on Form 10-Q for the three months ended March 31, 2018.

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: July 26, 2018