Form 10-Q
period 2018-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2018-10-26
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
At October 25, 2018, 126,307,928 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2018 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.0% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$891,520	$864,813
Buildings and Improvements	2,597,344	2,521,457
Construction in Progress	135,052	109,475
Less: Accumulated Depreciation	(809,191)	(789,919)
Net Investment in Real Estate	2,814,725	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $2,559 and $0	7,221	—
Cash and Cash Equivalents	52,728	21,146
Restricted Cash	18,981	25,336
Tenant Accounts Receivable, Net	3,428	4,873
Investment in Joint Venture	23,403	—
Deferred Rent Receivable, Net	70,735	70,254
Deferred Leasing Intangibles, Net	27,900	30,481
Prepaid Expenses and Other Assets, Net	106,206	83,146
Total Assets	$3,125,327	$2,941,062
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$298,188	$450,056
Senior Unsecured Notes, Net	544,398	246,673
Unsecured Term Loans, Net	456,545	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	82,399	86,532
Deferred Leasing Intangibles, Net	9,944	10,355
Rents Received in Advance and Security Deposits	42,079	44,285
Dividends and Distributions Payable	28,749	27,016
Total Liabilities	1,462,302	1,465,185
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 126,307,928 and 119,883,180 shares issued and outstanding)	1,263	1,199
Additional Paid-in-Capital	2,129,551	1,967,110
Distributions in Excess of Accumulated Earnings	(514,065)	(541,847)
Accumulated Other Comprehensive Income	12,129	1,338
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,628,878	1,427,800
Noncontrolling Interest	34,147	48,077
Total Equity	1,663,025	1,475,877
Total Liabilities and Equity	$3,125,327	$2,941,062
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues:
Rental Income	$76,372	$76,497	$227,232	$227,217
Tenant Recoveries and Other Income	23,884	22,813	71,640	67,055
Total Revenues	100,256	99,310	298,872	294,272
Expenses:
Property Expenses	28,466	28,452	86,430	83,835
General and Administrative	6,581	6,492	21,470	21,310
Impairment of Real Estate	—	—	2,756	—
Depreciation and Other Amortization	28,645	29,696	85,596	87,230
Total Expenses	63,692	64,640	196,252	192,375
Other Income (Expense):
Gain on Sale of Real Estate	8,135	23,271	53,291	52,140
Interest Expense	(12,424)	(14,376)	(37,818)	(43,660)
Amortization of Debt Issuance Costs	(850)	(778)	(2,550)	(2,336)
Mark-to-Market Gain on Interest Rate Protection Agreements	—	1,848	—	1,848
Loss from Retirement of Debt	—	—	(39)	(1,653)
Total Other Income (Expense)	(5,139)	9,965	12,884	6,339
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Benefit (Provision)	31,425	44,635	115,504	108,236
Equity in Loss of Joint Venture	(197)	—	(199)	—
Income Tax Benefit (Provision)	302	21	93	(1,236)
Net Income	31,530	44,656	115,398	107,000
Less: Net Income Attributable to the Noncontrolling Interest	(619)	(1,458)	(2,986)	(3,531)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$30,911	$43,198	$112,412	$103,469
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.24	$0.36	$0.91	$0.88
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.24	$0.36	$0.91	$0.87
Dividends/Distributions Per Share	$0.2175	$0.2100	$0.6525	$0.6300
Weighted Average Shares Outstanding - Basic	125,768	119,446	123,098	117,870
Weighted Average Shares Outstanding - Diluted	126,130	119,990	123,497	118,352
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income	$31,530	$44,656	$115,398	$107,000
Mark-to-Market Gain on Interest Rate Protection Agreements	1,678	621	10,928	1,364
Amortization of Interest Rate Protection Agreements	24	24	71	180
Comprehensive Income	33,232	45,301	126,397	108,544
Comprehensive Income Attributable to Noncontrolling Interest	(641)	(1,479)	(3,271)	(3,582)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$32,591	$43,822	$123,126	$104,962
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	112,412	—	2,986	115,398
Other Comprehensive Income	—	—	—	10,791	208	10,999
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	3	2,894	(3,282)	—	—	(385)
Common Stock Dividends and Unit Distributions	—	—	(81,348)	—	(1,990)	(83,338)
Conversion of Limited Partner Units to Common Stock	13	16,496	—	—	(16,509)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation - Additional Paid-in-Capital	—	(2,309)	—	—	2,309	—
Balance as of September 30, 2018	$1,263	$2,129,551	$(514,065)	$12,129	$34,147	$1,663,025
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$115,398	$107,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	69,397	70,697
Amortization of Debt Issuance Costs	2,550	2,336
Other Amortization, including Stock Based Compensation	20,516	22,059
Impairment of Real Estate	2,756	—
Provision for Bad Debt	267	181
Equity in Loss of Joint Venture	199	—
Gain on Sale of Real Estate	(53,291)	(52,140)
Loss from Retirement of Debt	39	1,653
Mark-to-Market Gain on Interest Rate Protection Agreements	—	(1,848)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,639)	(6,792)
Increase in Deferred Rent Receivable, Net	(1,329)	(4,104)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	172	9,152
Net Cash Provided by Operating Activities	151,035	148,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(91,799)	(160,065)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(168,681)	(104,658)
Net Proceeds from Sales of Investments in Real Estate	116,166	95,233
Contributions to and Investments in Joint Venture	(25,190)	—
Distributions from Joint Venture	1,829	—
Other Investing Activity	(4,825)	(1,644)
Net Cash Used in Investing Activities	(172,500)	(171,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,975)	(1,918)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	145,584	74,880
Repurchase and Retirement of Restricted Stock	(6,020)	(2,401)
Common Stock Dividends and Unit Distributions Paid	(81,605)	(74,508)
Repayments on Mortgage Loans Payable	(163,792)	(44,152)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	200,000
Repayments of Senior Unsecured Notes	—	(101,871)
Proceeds from Unsecured Credit Facility	217,000	326,000
Repayments on Unsecured Credit Facility	(361,500)	(358,500)
Net Cash Provided by Financing Activities	46,692	16,077
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	25,227	(6,863)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$71,709	$14,598

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,867	$3,014
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$28,749	$26,848
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(16,509)	$(39)
Common Stock	13	—
Additional Paid-in-Capital	16,496	39
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,707	$1,138
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$31,288	$23,247
Write-off of Fully Depreciated Assets	$(33,047)	$(27,455)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$891,520	$864,813
Buildings and Improvements	2,597,344	2,521,457
Construction in Progress	135,052	109,475
Less: Accumulated Depreciation	(809,191)	(789,919)
Net Investment in Real Estate (including $265,089 and $270,708 related to consolidated variable interest entities, see Note 5)	2,814,725	2,705,826
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $2,559 and $0	7,221	—
Cash and Cash Equivalents	52,728	21,146
Restricted Cash	18,981	25,336
Tenant Accounts Receivable, Net	3,428	4,873
Investment in Joint Venture	23,403	—
Deferred Rent Receivable, Net	70,735	70,254
Deferred Leasing Intangibles, Net	27,900	30,481
Prepaid Expenses and Other Assets, Net	116,364	93,264
Total Assets	$3,135,485	$2,951,180
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $20,611 and $61,256 related to consolidated variable interest entities, see Note 5)	$298,188	$450,056
Senior Unsecured Notes, Net	544,398	246,673
Unsecured Term Loans, Net	456,545	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	82,399	86,532
Deferred Leasing Intangibles, Net	9,944	10,355
Rents Received in Advance and Security Deposits	42,079	44,285
Distributions Payable	28,749	27,016
Total Liabilities	1,462,302	1,465,185
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (126,307,928 and 119,883,180 units outstanding)	1,594,114	1,401,583
Limited Partners Units (2,631,427 and 4,008,221 units outstanding)	65,804	82,251
Accumulated Other Comprehensive Income	12,381	1,382
Total First Industrial L.P.'s Partners' Capital	1,672,299	1,485,216
Noncontrolling Interest	884	779
Total Partners' Capital	1,673,183	1,485,995
Total Liabilities and Partners' Capital	$3,135,485	$2,951,180
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues:
Rental Income	$76,372	$76,497	227,232	$227,217
Tenant Recoveries and Other Income	23,884	22,813	71,640	67,055
Total Revenues	100,256	99,310	298,872	294,272
Expenses:
Property Expenses	28,466	28,452	86,430	83,835
General and Administrative	6,581	6,492	21,470	21,310
Impairment of Real Estate	—	—	2,756	—
Depreciation and Other Amortization	28,645	29,696	85,596	87,230
Total Expenses	63,692	64,640	196,252	192,375
Other Income (Expense):
Gain on Sale of Real Estate	8,135	23,271	53,291	52,140
Interest Expense	(12,424)	(14,376)	(37,818)	(43,660)
Amortization of Debt Issuance Costs	(850)	(778)	(2,550)	(2,336)
Mark-to-Market Gain on Interest Rate Protection Agreements	—	1,848	—	1,848
Loss from Retirement of Debt	—	—	(39)	(1,653)
Total Other Income (Expense)	(5,139)	9,965	12,884	6,339
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Benefit (Provision)	31,425	44,635	115,504	108,236
Equity in Loss of Joint Venture	(197)	—	(199)	—
Income Tax Benefit (Provision)	302	21	93	(1,236)
Net Income	31,530	44,656	115,398	107,000
Less: Net Income Attributable to the Noncontrolling Interest	(22)	(43)	(65)	(96)
Net Income Available to Unitholders and Participating Securities	$31,508	$44,613	$115,333	$106,904
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.24	$0.36	$0.91	$0.87
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.24	$0.36	$0.91	$0.87
Distributions Per Unit	$0.2175	$0.2100	$0.6525	$0.6300
Weighted Average Units Outstanding - Basic	128,526	123,483	126,380	121,909
Weighted Average Units Outstanding - Diluted	128,888	124,027	126,779	122,391
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income	$31,530	$44,656	$115,398	$107,000
Mark-to-Market Gain on Interest Rate Protection Agreements	1,678	621	10,928	1,364
Amortization of Interest Rate Protection Agreements	24	24	71	180
Comprehensive Income	$33,232	$45,301	$126,397	$108,544
Comprehensive Income Attributable to Noncontrolling Interest	(22)	(43)	(65)	(96)
Comprehensive Income Attributable to Unitholders	$33,210	$45,258	$126,332	$108,448
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands)

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	112,347	2,986	—	65	115,398
Other Comprehensive Income	—	—	10,999	—	10,999
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	(385)	—	—	—	(385)
Unit Distributions	(81,348)	(1,990)	—	—	(83,338)
Conversion of Limited Partner Units to General Partner Units	16,509	(16,509)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	124	124
Distributions to Noncontrolling Interest	—	—	—	(84)	(84)
Balance as of September 30, 2018	$1,594,114	$65,804	$12,381	$884	$1,673,183
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$115,398	$107,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	69,397	70,697
Amortization of Debt Issuance Costs	2,550	2,336
Other Amortization, including Stock Based Compensation	20,516	22,059
Impairment of Real Estate	2,756	—
Provision for Bad Debt	267	181
Equity in Loss of Joint Venture	199	—
Gain on Sale of Real Estate	(53,291)	(52,140)
Loss from Retirement of Debt	39	1,653
Mark-to-Market Gain on Interest Rate Protection Agreements	—	(1,848)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,679)	(6,537)
Increase in Deferred Rent Receivable, Net	(1,329)	(4,104)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	172	9,152
Net Cash Provided by Operating Activities	150,995	148,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(91,799)	(160,065)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(168,681)	(104,658)
Net Proceeds from Sales of Investments in Real Estate	116,166	95,233
Contributions to and Investments in Joint Venture	(25,190)	—
Distributions from Joint Venture	1,829	—
Other Investing Activity	(4,825)	(1,644)
Net Cash Used in Investing Activities	(172,500)	(171,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(2,975)	(1,918)
Contribution of General Partner Units	145,584	74,880
Repurchase and Retirement of Restricted Units	(6,020)	(2,401)
Unit Distributions Paid	(81,605)	(74,508)
Contributions from Noncontrolling Interests	124	29
Distributions to Noncontrolling Interests	(84)	(284)
Repayments on Mortgage Loans Payable	(163,792)	(44,152)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)
Proceeds from Senior Unsecured Notes	300,000	200,000
Repayments of Senior Unsecured Notes	—	(101,871)
Proceeds from Unsecured Credit Facility	217,000	326,000
Repayments on Unsecured Credit Facility	(361,500)	(358,500)
Net Cash Provided by Financing Activities	46,732	15,822
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	25,227	(6,863)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Period	$71,709	$14,598

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,867	$3,014
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$28,749	$26,848
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(16,509)	$(39)
General Partner Units	16,509	39
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,707	$1,138
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$31,288	$23,247
Write-off of Fully Depreciated Assets	$(33,047)	$(27,455)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.0% ownership interest ("General Partner Units") at September 30, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.0% at September 30, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
As of September 30, 2018, we owned 468 industrial properties located in 21 states, containing an aggregate of approximately 61.0 million square feet of gross leasable area ("GLA"). Of the 468 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2018 and 2017. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2018 and 2017, and our cash flows for each of the nine months ended September 30, 2018 and 2017. All adjustments are of a normal recurring nature.

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
The adoption of ASU Nos. 2016-15 and 2016-18 modified our presentation of certain activities within the Consolidated Statements of Cash Flows. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties that are held by agents to be used for tax-deferred, like-kind exchange transactions under Section 1031 of the Code. For the nine months ended September 30, 2018 and 2017, $18,981 and $5,102 of restricted cash was included in "Cash, Cash Equivalents and Restricted Cash" in our Consolidated Statements of Cash Flows. Additionally, as a result of the adoption of these standards we reclassified $1,453 of prepayment penalties in connection with the payoff of certain mortgage loans from operating activities to financing activities for the nine months ended September 30, 2017.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash and Cash Equivalents	$52,728	$9,496
Restricted Cash	18,981	5,102
Total Cash, Cash Equivalents and Restricted Cash	$71,709	$14,598

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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2018, we acquired six industrial properties comprised of approximately 0.5 million square feet of GLA and several land parcels. We considered these properties asset acquisitions and therefore capitalized acquisition costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the nine months ended September 30, 2018:

Purchase Price
Land	$54,203
Building and Improvements	45,393
Other Assets (leasing commissions)	526
In-Place Leases	2,483
Above Market Leases	73
Below Market Leases	(737)
Total Purchase Price	$101,941
Assumed Mortgage Loan (Note 4)	(11,654)
Total Net Assets Acquired	$90,287
The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for the nine months ended September 30, 2018.
Real Estate Held for Sale
As of September 30, 2018, we had two industrial properties comprised of approximately 0.1 million square feet of GLA and one land parcel held for sale.
Sales
During the nine months ended September 30, 2018, we sold 34 industrial properties comprised of approximately 1.7 million square feet of GLA and several land parcels. Gross proceeds from the sales of these industrial properties were $120,516. The gain on sale of real estate was $53,291.
Impairment Charges
The impairment charges of $2,756 recorded during the nine months ended September 30, 2018 were due to marketing one industrial property and one land parcel for sale and our assessment of the likelihood and timing of a potential sale transaction. During the nine months ended September 30, 2018, the one industrial property and one land parcel were sold.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2018	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2018	December 31, 2017
Mortgage Loans Payable, Gross	$299,464	$451,602	4.03% – 8.26%	3.82% – 8.26%	July 2019 – August 2028
Unamortized Debt Issuance Costs	(1,417)	(1,806)
Unamortized Premiums	141	260
Mortgage Loans Payable, Net	$298,188	$450,056
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	—	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2030 Private Placement Notes	150,000	—	3.96%	3.96%	2/15/2030
Subtotal	$548,571	$248,571
Unamortized Debt Issuance Costs	(4,094)	(1,814)
Unamortized Discounts	(79)	(84)
Senior Unsecured Notes, Net	$544,398	$246,673
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(3,455)	(4,232)
Unsecured Term Loans, Net	$456,545	$455,768
Unsecured Credit Facility (B)	$—	$144,500	N/A	N/A	10/29/2021
_______________
(A) During the nine months ended September 30, 2018, pursuant to the agreements for our unsecured term loans entered into in 2014 and 2015 (collectively, the "Unsecured Term Loans"), we elected to have the interest spread calculated based on our investment grade rating resulting in a 10 basis point reduction in the credit spread compared to the prior rate. The interest rate at September 30, 2018 also reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $3,868 and $4,781 as of September 30, 2018 and December 31, 2017, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
During the nine months ended September 30, 2018, we paid off mortgage loans in the amount of $157,782. In connection with the mortgage loans paid off during the nine months ended September 30, 2018, we recognized $39 as loss from retirement of debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.

As of September 30, 2018, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $460,550. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2018.
Senior Unsecured Notes, Net
During the nine months ended September 30, 2018, the Operating Partnership issued $150,000 of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the "2028 Private Placement Notes") and $150,000 of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the "2030 Private Placement Notes") (together with the 2027 Private Placement Notes and the 2029 Private Placement Notes (each as described in Note 4), collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017. The 2028 Private Placement Notes and the 2030 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2018	$1,854
2019	79,600
2020	59,046
2021	267,113
2022	341,552
Thereafter	558,870
Total	$1,308,035
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2018. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2018 and December 31, 2017, the fair value of our indebtedness was as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$299,605	$305,018	$451,862	$467,303
Senior Unsecured Notes, Net	548,492	540,952	248,487	269,731
Unsecured Term Loans	460,000	461,426	460,000	460,000
Unsecured Credit Facility	—	—	144,500	144,500
Total	$1,308,097	$1,307,396	$1,304,849	$1,341,534
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2018	December 31, 2017
ASSETS
Assets:
Net Investment in Real Estate	$265,089	$270,708
Other Assets, Net	26,408	23,530
Total Assets	$291,497	$294,238
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$20,611	$61,256
Other Liabilities, Net	8,296	9,283
Partners' Capital	262,590	223,699
Total Liabilities and Partners' Capital	$291,497	$294,238

Joint Venture
During the second quarter 2018, we entered into the Joint Venture with a third party partner for the purpose of developing, leasing, operating and potentially selling approximately 532 net developable acres of land located in the Phoenix, Arizona metropolitan area. The purchase price of the land was $49,000 and was acquired by the Joint Venture via cash equity contributions from us and our joint venture partner. Through a wholly-owned subsidiary of the Operating Partnership, we own a 49% interest in the Joint Venture.
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
As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partner, including whether those rights are protective or participating. We found that the operating agreement contains certain protective rights, such as the requirement of both member's approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. However, we also found that we and our Joint Venture partner jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.
6. Stockholders' Equity of the Company and Partners' Capital of the Operating Partnership
Issuance of Shares of Common Stock
During the second quarter 2018, the Company issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145,584. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the financial statements as a general partner contribution.
Noncontrolling Interest of the Company
The following table summarizes the changes in noncontrolling interest for the Company for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance as of December 31	$48,077	$43,184
Net Income	2,986	3,531
Other Comprehensive Income (Including a Reallocation of ($77) and $3)	208	54
Common Stock Dividends and Unit Distributions	(1,990)	(2,544)
Conversion of Limited Partner Units to Common Stock (A)	(16,509)	(39)
Retirement of Limited Partner Units (B)	(934)	—
Reallocation - Additional Paid-in-Capital	2,309	1,569
Balance as of September 30	$34,147	$45,755
_______________
(A) For the nine months ended September 30, 2018 and 2017, 1,343,461 and 3,437 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company.
(B) During the nine months ended September 30, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.

Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance as of December 31	$779	$956
Net Income	65	96
Contributions	124	29
Distributions	(84)	(284)
Balance as of September 30	$884	$797
Dividends/Distributions
During the nine months ended September 30, 2018, we declared $83,338 common stock dividends and Unit distributions.
7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2018:

	Interest Rate Protection Agreements	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2017	$1,382	$1,382	$(44)	$1,338
Other Comprehensive Income Before Reclassifications	10,470	10,470	(208)	10,262
Amounts Reclassified from Accumulated Other Comprehensive Income	529	529	—	529
Net Current Period Other Comprehensive Income	10,999	10,999	(208)	10,791
Balance as of September 30, 2018	$12,381	$12,381	$(252)	$12,129
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2018 and 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Amortization of Previously Settled Interest Rate Protection Agreements	$24	$24	$71	$180	Interest Expense
Net Settlement (Receipts) Payments from/to our Counterparties	(102)	912	458	3,486	Interest Expense
Total	$(78)	$936	$529	$3,666
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$30,911	$43,198	$112,412	$103,469
Net Income Allocable to Participating Securities	(101)	(145)	(349)	(327)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$30,810	$43,053	$112,063	$103,142
Denominator (In Thousands):
Weighted Average Shares - Basic	125,768	119,446	123,098	117,870
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 9)	362	544	399	482
Weighted Average Shares - Diluted	126,130	119,990	123,497	118,352
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.24	$0.36	$0.91	$0.88
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.24	$0.36	$0.91	$0.87
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator:
Net Income Available to Unitholders and Participating Securities	$31,508	$44,613	$115,333	$106,904
Net Income Allocable to Participating Securities	(101)	(145)	(349)	(327)
Net Income Available to Unitholders	$31,407	$44,468	$114,984	$106,577
Denominator (In Thousands):
Weighted Average Units - Basic	128,526	123,483	126,380	121,909
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 9)	362	544	399	482
Weighted Average Units - Diluted	128,888	124,027	126,779	122,391
Basic EPU:
Net Income Available to Unitholders	$0.24	$0.36	$0.91	$0.87
Diluted EPU:
Net Income Available to Unitholders	$0.24	$0.36	$0.91	$0.87
Participating securities include 413,193 and 401,217 of unvested restricted stock or restricted Unit awards outstanding at September 30, 2018 and 2017, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Benefit Plans
Restricted Stock or Restricted Unit Awards
For the nine months ended September 30, 2018, the Company awarded 211,890 shares of restricted stock awards to certain employees, which had an aggregate fair value of $6,068 on the date such awards were approved by the Compensation Committee of the Board of Directors. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the nine months ended September 30, 2018, the Company awarded 15,169 shares of restricted stock to non-employee members of the Board of Directors, which had an aggregate fair value of $490 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the nine months ended September 30, 2017, we recognized $1,590 of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the nine months ended September 30, 2018, the Company granted to certain employees 179,288 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,381 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the weighted average TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the performance period. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
We recognized $2,003 and $1,844 for the three months ended September 30, 2018 and 2017, respectively and $5,689 and $6,767 for the nine months ended September 30, 2018 and 2017 respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At September 30, 2018, we had $10,450 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.94 years.
Severance Expense
During the nine months ended September 30, 2018, we incurred $1,298 of severance costs related to a reduction in personnel as a result of changes in our real estate portfolio. The severance costs are included in general and administrative expense.
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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of September 30, 2018, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2015 Swaps and the 2014 Swaps which are included in prepaid expenses and other assets on the consolidated balance sheets and which are accounted for at fair value on a recurring basis as of September 30, 2018:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2014 Swaps	$2,512	—	$2,512	—
2015 Swaps	$10,803	—	$10,803	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the nine months ended September 30, 2018. See Note 7 for more information regarding our derivatives.
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
11. Related Party Transactions
During the nine months ended September 30, 2018, we recognized fees of $74 from the Joint Venture related to asset management services provided to the Joint Venture. At September 30, 2018, we had a receivable from the Joint Venture of $74 related to this asset management fee. See Note 5 for more information on the Joint Venture.
 At September 30, 2018 and December 31, 2017, the Operating Partnership had receivable balances of $10,168 and $10,129, respectively, from a direct wholly-owned subsidiary of the Company.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2018, we had nine industrial properties totaling approximately 3.7 million square feet of GLA under construction. The estimated total investment as of September 30, 2018 is approximately $261,300. Of this amount, approximately $127,500 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From October 1, 2018 to October 25, 2018, we acquired one industrial property and one land parcel for a purchase price of approximately $16,606, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcel.
From October 1, 2018 to October 25, 2018, we sold one industrial property and one land parcel for approximately $8,325.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.0% ownership interest ("General Partner Units") at September 30, 2018. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.0% at September 30, 2018 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
As of September 30, 2018, we owned 468 industrial properties located in 21 states, containing an aggregate of approximately 61.0 million square feet of gross leasable area ("GLA"). Of the 468 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Summary of Significant Transactions During the Nine Months Ended September 30, 2018
During the nine months ended September 30, 2018, we completed the following significant real estate transactions and financing activities:

•
We acquired six industrial properties comprised of approximately 0.5 million square feet of GLA located in our Orlando, Seattle and Southern California markets for an aggregate purchase price of $71.7 million, excluding costs incurred in conjunction with these acquisitions.

•
We acquired 252 acres of land for development located in our Dallas, Denver, Seattle and Southern California markets for an aggregate purchase price of $30.3 million, excluding costs incurred in conjunction with these acquisitions.

•	We sold 34 industrial properties comprised of approximately 1.7 million square feet of GLA and several land parcels for total gross sales proceeds of $120.5 million.

•
We entered into the Joint Venture and, through the Joint Venture acquired, for a purchase price of $49.0 million, approximately 532 net developable acres of land located in Phoenix for the purpose of developing, leasing, operating and potentially selling industrial properties.

•	We issued $150.0 million of ten-year private placement notes at a rate of 3.86% and $150.0 million of twelve-year private placement notes at a rate of 3.96%.

•	We issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145.6 million.

•	We paid off $157.8 million in mortgage loans payable.

•	We declared a first, second and third quarter cash dividend of $0.2175 per common share or Unit per quarter, an increase of 3.6% from the 2017 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2018 and 2017. Same store properties are properties owned prior to January 1, 2017 and held as an in-service property through September 30, 2018 and developments and redevelopments that were placed in service prior to January 1, 2017. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2016 and held as an operating property through September 30, 2018. Sold properties are properties that were sold subsequent to December 31, 2016. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2017; or b) stabilized prior to January 1, 2017. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the nine months ended September 30, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations attributable to such property were reclassified from the same store property classification to the re(development) classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017
Our net income was $115.4 million and $107.0 million for the nine months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018 and 2017, the average occupancy rates of our same store properties were 97.2% and 95.6%, respectively.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$276,779	$263,767	$13,012	4.9%
Acquired Properties	9,081	1,935	7,146	369.3%
Sold Properties	3,998	24,004	(20,006)	(83.3)%
(Re)Developments	7,020	3,234	3,786	117.1%
Other	1,994	1,332	662	49.7%
Total Revenues	$298,872	$294,272	$4,600	1.6%
Revenues from same store properties increased $13.0 million primarily due to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $7.1 million due to the 14 industrial properties acquired subsequent to December 31, 2016 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $20.0 million due to the 94 industrial properties sold subsequent to December 31, 2016 totaling approximately 6.4 million square feet of GLA. Revenues from (re)developments increased $3.8 million due to an increase in occupancy. Revenues from other increased $0.7 million primarily due to an increase in interest income earned on our cash equivalents, as well as an increase in occupancy related to one property acquired in 2016 and placed in service during 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$73,889	$68,871	$5,018	7.3%
Acquired Properties	2,741	468	2,273	485.7%
Sold Properties	1,507	7,878	(6,371)	(80.9)%
(Re)Developments	2,740	852	1,888	221.6%
Other	5,553	5,766	(213)	(3.7)%
Total Property Expenses	$86,430	$83,835	$2,595	3.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $5.0 million primarily due to increases in real estate taxes, snow removal costs and insurance expense. Property expenses from acquired properties increased $2.3 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $6.4 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $1.9 million primarily due to the substantial completion of developments. Property expenses from other decreased $0.2 million due to a decrease in certain miscellaneous expenses offset by an increase in real estate taxes.
General and administrative expense remained relatively unchanged. However, during the nine months ended September 30, 2018, we incurred $1.3 million of severance expense. The increase in severance expense is offset by a decrease in amortization of restricted stock, which decrease is primarily due to immediate recognition of $1.6 million of expense related to the issuance of restricted stock to our former CEO during the three months ended March 31, 2017.
The impairment charge for the nine months ended September 30, 2018 of $2.8 million is due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$75,835	$77,958	$(2,123)	(2.7)%
Acquired Properties	5,282	1,081	4,201	388.6%
Sold Properties	869	6,341	(5,472)	(86.3)%
(Re) Developments	2,621	1,056	1,565	148.2%
Corporate Furniture, Fixtures and Equipment and Other	989	794	195	24.6%
Total Depreciation and Other Amortization	$85,596	$87,230	$(1,634)	(1.9)%
Depreciation and other amortization from same store properties decreased $2.1 million primarily due to certain leasing intangibles becoming fully amortized in 2017. Depreciation and other amortization from acquired properties increased $4.2 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $5.5 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $1.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.2 million primarily due to capital expenditures incurred at one property that was acquired in 2016 and placed in service in 2017.
For the nine months ended September 30, 2018, we recognized $53.3 million of gain on sale of real estate related to the sale of 34 industrial properties comprised of approximately 1.7 million square feet of GLA and several land parcels. For the nine months ended September 30, 2017, we recognized $52.1 million of gain on sale of real estate related to the sale of 30 industrial properties comprising approximately 1.9 million square feet of GLA.
Interest expense decreased $5.8 million, or 13.4%, primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2018 (4.25%) as compared to the nine months ended September 30, 2017 (4.47%), an increase in development activities resulting in an increase in capitalized interest of $1.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2018 ($1,343.7 million) as compared to the nine months ended September 30, 2017 ($1,396.2 million).
Amortization of debt issuance costs remained relatively unchanged.
In September 2017, we entered into two interest rate protection agreements (the “Treasury Locks”) in order to fix the interest rate on an anticipated unsecured debt offering. Due to the strict requirements surrounding the application of hedge accounting, we elected not to designate the Treasury Locks as hedges. As such, the full change in the fair value of the Treasury Locks during the third quarter of 2017 was recorded as a mark-to-market gain on interest rate protection agreements within the income statement as opposed to being recorded in other comprehensive income. Mark-to-market gain was $1.8 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, we recognized a loss from retirement of debt of $0.04 million due to early payoff of certain mortgage loans which resulted in the write-off of unamortized debt issuance costs partially offset by the write off of an unamortized premium. For the nine months ended September 30, 2017, we recognized a loss from retirement of debt of $1.7 million, due to the early payoff of certain mortgage loans which resulted in the payment of prepayment penalties and the write-off of unamortized debt issuance costs.
Equity in loss of Joint Venture was not significant.
For the nine months ended September 30, 2018, income tax benefits were not significant. For the nine months ended September 30, 2017, we recognized an income tax provision of $1.2 million primarily related to taxable gain from the sale of real estate from one of our TRSs.

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017
Our net income was $31.5 million and $44.7 million for the three months ended September 30, 2018 and 2017, respectively.
For the three months ended September 30, 2018 and 2017, the average occupancy rates of our same store properties were 97.5% and 95.7%, respectively.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$92,919	$88,495	$4,424	5.0%
Acquired Properties	3,227	1,507	1,720	114.1%
Sold Properties	223	7,128	(6,905)	(96.9)%
(Re)Developments	3,040	1,629	1,411	86.6%
Other	847	551	296	53.7%
Total Revenues	$100,256	$99,310	$946	1.0%
Revenues from same store properties increased $4.4 million primarily due to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $1.7 million due to the 14 industrial properties acquired subsequent to December 31, 2016 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $6.9 million due to the 94 industrial properties sold subsequent to December 31, 2016 totaling approximately 6.4 million square feet of GLA. Revenues from (re)developments increased $1.4 million due to an increase in occupancy. Revenues from other increased $0.3 million primarily due to an increase in interest income earned on our cash equivalents, as well as an increase in occupancy related to one property acquired in 2016 and placed in service during 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$24,198	$23,603	$595	2.5%
Acquired Properties	1,063	364	699	192.0%
Sold Properties	17	2,264	(2,247)	(99.2)%
(Re)Developments	1,155	418	737	176.3%
Other	2,033	1,803	230	12.8%
Total Property Expenses	$28,466	$28,452	$14	—%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $0.6 million primarily due to an increase in insurance expense. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $0.7 million primarily due to the substantial completion of developments. Property expenses from other increased $0.2 million due to an increase in certain miscellaneous expenses.
General and administrative expense remained relatively unchanged.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,222	$26,074	$(852)	(3.3)%
Acquired Properties	1,869	931	938	100.8%
Sold Properties	3	1,851	(1,848)	(99.8)%
(Re) Developments	1,201	576	625	108.5%
Corporate Furniture, Fixtures and Equipment and Other	350	264	86	32.6%
Total Depreciation and Other Amortization	$28,645	$29,696	$(1,051)	(3.5)%
Depreciation and other amortization from same store properties decreased $0.9 million primarily due to certain leasing intangibles becoming fully amortized in 2017. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $1.8 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $0.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.1 million due to capital expenditures incurred at one property that was acquired in 2016 and placed in service in 2017.
For the three months ended September 30, 2018, we recognized $8.1 million of gain on sale of real estate related to the sale of four industrial properties comprised of approximately 0.4 million square feet of GLA and several land parcels. For the three months ended September 30, 2017, we recognized $23.3 million of gain on sale of real estate related to the sale of 10 industrial properties comprising approximately 0.9 million square feet of GLA.
Interest expense decreased $2.0 million, or 13.6%, primarily due to a decrease in the weighted average interest rate for the three months ended September 30, 2018 (4.24%) as compared to the three months ended September 30, 2017 (4.44%), an increase in development activities resulting in an increase in capitalized interest of $0.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2018 ($1,308.8 million) as compared to the three months ended September 30, 2017 ($1,384.3 million).
Amortization of debt issuance costs remained relatively unchanged.
Mark-to-market gain on interest rate protection agreements relates to the Treasury Locks and was $1.8 million for the three months ended September 30, 2017.
Equity in loss of Joint Venture and income tax benefits were not significant.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2018. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	25	512	$5.38	21.5%	5.6	$4.32	N/A
Renewal Leases	36	904	$6.07	18.8%	4.2	$1.08	84.3%
Development / Acquisition Leases	4	415	$6.35	N/A	6.1	N/A	N/A
Total / Weighted Average	65	1,831	$5.94	19.7%	5.0	$2.25	84.3%

Nine Months Ended
New Leases	88	1,628	$5.57	22.5%	5.6	$5.25	N/A
Renewal Leases	141	6,199	$5.01	21.3%	4.6	$1.53	83.0%
Development / Acquisition Leases	9	876	$6.10	N/A	5.6	N/A	N/A
Total / Weighted Average	238	8,703	$5.23	21.6%	4.9	$2.30	83.0%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2018, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	15	297	$342
Renewal Leases	2	38	$41
Development / Acquisition Leases	4	415	$1,197
Total	21	750	$1,580

Nine Months Ended
New Leases	54	1,158	$1,479
Renewal Leases	10	383	$661
Development / Acquisition Leases	9	876	$1,696
Total	73	2,417	$3,836

Liquidity and Capital Resources
At September 30, 2018, our cash and cash equivalents and restricted cash were approximately $52.7 million and $19.0 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $720.8 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2018.
We have considered our short-term (through September 30, 2019) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $108.6 million in mortgage loans payable outstanding at September 30, 2018 that we anticipate (pre)paying (without penalty) prior to September 30, 2019. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility and/or excess cash flow. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2019) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
As of October 25, 2018, we had approximately $720.6 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2018, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2018.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$151.0	$148.2
Net cash used in investing activities	(172.5)	(171.1)
Net cash provided by financing activities	46.7	16.1
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In millions)
Net cash provided by operating activities	$151.0	$148.4
Net cash used in investing activities	(172.5)	(171.1)
Net cash provided by financing activities	46.7	15.8
Changes in cash flow for the nine months ended September 30, 2018, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $2.8 million for the Company (increased $2.6 million for the Operating Partnership), primarily due to the following:

•	decrease in interest expense of $5.8 million; and

•	increase in NOI from same store properties, acquired properties and recently developed properties of $14.8 million offset by decreases in NOI due to building disposals of $13.6 million;
offset by:

•	decrease in accounts payable and other liabilities due to timing of cash payments.
Investing Activities: Cash used in investing activities increased $1.4 million, primarily due to the following:
increase in cash used of $64.0 million related to non-acquisition additions and improvements to real estate primarily due to an increase in development expenditures in 2018; and

•	increase in cash used of $23.4 million related to our net contributions to the Joint Venture in 2018;
offset by:

•	decrease in cash used of $68.3 million of cash required to acquire real estate in 2018; and

•	decrease in cash used of $20.9 million due to higher proceeds received from the disposition of real estate in 2018.
Financing Activities: Cash provided by financing activities increased $30.6 million for the Company (increased $30.9 million for the Operating Partnership), primarily due to the following:

•	increase in cash provided of $100.0 million related to the issuance of Unsecured Private Placement notes in 2018;

•	increase in cash provided of $70.7 million related to the proceeds received from the issuance of common stock in an underwritten public offering during both 2018 and 2017; and

•	the payoff of Senior Unsecured Notes during 2017 in the amount of $101.9 million;
offset by an increase in cash used:

•	increase in repayments of Mortgage Loans Payable of $119.6 million;

•	increase in net repayments of Unsecured Credit Facility of $112.0 million; and

•	increase in Dividend and Unit Distributions of $7.1 million primarily due to the Company raising the dividend rate in 2018.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2018 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2018, 100.0% of our total debt was fixed rate debt. At December 31, 2017, $1,160.3 million or 88.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt and $144.5 million or 11.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
At September 30, 2018 and December 31, 2017, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2018 would have increased by approximately $0.07 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.2 million during the nine months ended September 30, 2018.
As of September 30, 2018, the estimated fair value of our debt was approximately $1,307.4 million based on our estimate of the then-current market interest rates.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$30,911	$43,198	$112,412	$103,469
Adjustments:
Depreciation and Other Amortization of Real Estate	28,439	29,530	85,019	86,729
Impairment of Depreciable Real Estate	—	—	2,285	—
Gain on Sale of Depreciable Real Estate	(7,520)	(23,271)	(52,660)	(52,140)
Noncontrolling Interest Share of Adjustments	(503)	(202)	(878)	(1,141)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$51,327	$49,255	$146,178	$136,917

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$92,919	$88,495		$276,779	$263,767
Same Store Property Expenses	(24,198)	(23,603)		(73,889)	(68,871)
Same Store Net Operating Income Before Same Store Adjustments	$68,721	$64,892	5.9%	$202,890	$194,896	4.1%
Same Store Adjustments:
Straight-line Rent	405	31		286	(2,308)
Above / Below Market Rent Amortization	(201)	(242)		(606)	(766)
Lease Termination Fees	(88)	(211)		(268)	(668)
Same Store Net Operating Income	$68,837	$64,470	6.8%	$202,302	$191,154	5.8%
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From October 1, 2018 to October 25, 2018, we acquired one industrial property and one land parcel for a purchase price of approximately $16.6 million, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcel.
From October 1, 2018 to October 25, 2018, we sold one industrial property and one land parcel for approximately $8.3 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description
3.9*	Conformed Twelfth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: October 25, 2018