Form 10-K
period 2018-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2019-02-20
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

First Industrial Realty Trust, Inc.:
Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☐
		(Do not check if a smaller reporting company)	Emerging growth company	☐

First Industrial, L.P.:
Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐		Smaller reporting company	☐
		(Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

First Industrial Realty Trust, Inc.	☐
First Industrial, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes ☐ No ☑
First Industrial, L.P.	Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $4,144.6 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2018.
At February 15, 2019, 126,594,152 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2018 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2018, the Company owned an approximate 98.0% common general partnership interest in the Operating Partnership. The remaining approximate 2.0% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.0% equity interest in the Operating Partnership held by entities other than the Company are classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

We believe combining the Company's and Operating Partnership's annual reports into this single report results in the following benefits:

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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2018, our in-service portfolio consisted of 171 bulk warehouse properties, 93 regional warehouse properties, 152 light industrial properties and 31 R&D/flex properties, containing an aggregate of approximately 60.7 million square feet of gross leasable area ("GLA") located in 21 states. Our in-service portfolio includes all properties that have reached stabilized occupancy (generally defined as properties that are 90% leased), developed and redeveloped properties one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition or one year from the acquisition date.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 98.0% and 96.8% ownership interest ("General Partner Units") at December 31, 2018 and 2017, respectively. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.0% and 3.2% at December 31, 2018 and 2017, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").

Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.

We also own a 49% equity interest in, and provide various services to, a joint venture (the "Joint Venture") through a wholly owned subsidiary of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2018, we had 145 employees.
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
First Industrial Realty Trust, Inc.
1 N. Wacker Drive, Suite 4200
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners through an increase in cash flows and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:

•
Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) contractual rent escalations on our long-term leases; (iii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iv) controlling and minimizing property operating and general and administrative expenses; and (v) renovating existing properties.

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

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2018" under Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

•
Acquisition/Development Strategy. Our acquisition/development strategy is to invest in industrial properties in the top industrial real estate markets in the United States through the deployment of experienced regional management teams.

•	Disposition Strategy. We continually evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 15, 2019, we had approximately $713.4 million available for additional borrowings under the Unsecured Credit Facility.

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
When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, we will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.
Industry
Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output and consumption, including e-commerce fulfillment. Accordingly, the competition we face to lease our existing properties and acquire or develop new properties varies with the levels of these factors.

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
Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant's lease, which could adversely affect our cash flow from operations. These factors may be amplified by a disruption of financial markets or more general economic conditions.

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
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and Unitholders and could reduce the cash available to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify.

The act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 commonly known as Tax Cuts and Jobs Act (the "TCJ Act"), which generally took effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws that profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). Among other changes, the TCJ Act permanently reduced the generally applicable corporate tax rate, generally reduced the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning on or after January 1, 2018 and before January 1, 2026, eliminated or modified certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning on or after January 1, 2018 and before January 1, 2026, provides for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJ Act also imposed new limitations on the deduction of net operating losses, which may result in the Company having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements and avoid taxes on retained income and gains. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.
Additionally, since the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Additional changes to tax laws are likely to continue to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and Unitholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Stockholders and Unitholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.
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
As a REIT, the Company must distribute to its stockholders at least 90% of its taxable income each year. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to do so. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders' and Unitholders' interests.
We face possible state and local tax audits.
Because the Company is organized and qualifies as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Subject to maintaining the Company's qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements, interest rate swap agreements and treasury locks. These agreements may fail to protect or could adversely affect us because, among other things:

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
We use debt to increase the rate of return to our stockholders and Unitholders and to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced. Certain of our variable rate debt, including our revolving credit facility, currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. Any changes to the methods by which LIBOR is determined, or any other reforms to LIBOR which may be enacted in the United Kingdom, the European Union or elsewhere may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate becomes unavailable for any reason, the interest rates on our debt which is indexed to LIBOR would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.

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
Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility, our unsecured term loans and the indentures governing our senior unsecured notes contain certain cross-default provisions that may be triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our Unsecured Credit Facility, our unsecured term loans or our senior unsecured notes (which includes our private placement notes), depending on which is in default, and such restructuring could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
We regularly review our real estate assets for impairment indicators, such as a decline in a property's occupancy rate, decline in general market conditions or a change in the expected hold period of an asset. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. As a result, we may be required to recognize asset impairment, which could materially and adversely affect our business, financial condition and results of operations. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment, to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company's common stock.
The market value of the Company's common stock is based in large part upon the market's perception of the growth potential of the Company's earnings and cash dividends. The market value of the Company's common stock is also based upon the value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than the Company's net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market's expectations with regard to future earnings and the payment of cash dividends/distributions likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the market price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Any reduction in the market price of the Company's common stock would, in turn, reduce the market value of the Units.
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
We have a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, extended coverage and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities.  We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils such as earthquake and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.
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
Our declaration of trust authorizes the Company to issue 225,000,000 shares, of which 10,000,000 shares are designated as preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of its common stock. Holders of the Company's common stock do not have preemptive rights to acquire any shares issued by the Company in the future. If the Company ever creates and issues preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions to our common stockholders and Unitholders. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up before any payment is made to our common stockholders, which would reduce the amount our common stockholders and Unitholders, might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company.
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
General
At December 31, 2018, we owned 447 in-service industrial properties containing an aggregate of approximately 60.7 million square feet of GLA in 21 states, with a diverse base of more than 1,150 tenants engaged in a wide variety of businesses, including distribution, wholesale trade, professional services, manufacturing and retail. The average annual base rent per square foot on a portfolio basis, calculated at December 31, 2018, was $5.22. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: bulk warehouse, regional warehouse, light industrial and R&D/flex. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property. Individual properties may be reclassified over time due to changes in building characteristics such as tenant use and office space build-out.

The following describes, generally, the different industrial categories:

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space; and

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space.
The following tables summarize, by market, certain information as of December 31, 2018, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		R&D/Flex		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/18
Atlanta, GA	3,859	13	340	4	347	5	—	—	4,546	22	94.5%
Baltimore, MD	1,579	5	—	—	315	5	52	1	1,946	11	100.0%
Central/Eastern PA (A)	5,957	14	580	6	346	7	—	—	6,883	27	96.4%
Chicago, IL	4,737	14	326	6	255	5	—	—	5,318	25	98.9%
Cincinnati, OH	683	3	311	3	278	5	100	2	1,372	13	98.0%
Cleveland, OH	1,128	6	—	—	—	—	—	—	1,128	6	100.0%
Dallas/Ft. Worth, TX	3,781	24	483	6	971	17	—	—	5,235	47	98.6%
Denver, CO	579	4	632	6	986	21	156	5	2,353	36	99.4%
Detroit, MI	399	3	509	11	652	27	136	3	1,696	44	100.0%
Houston, TX	2,592	12	377	5	470	8	—	—	3,439	25	99.9%
Indianapolis, IN	1,968	6	603	7	125	4	20	1	2,716	18	99.3%
Miami, FL	315	2	345	7	72	1	—	—	732	10	96.8%
Milwaukee, WI	873	4	90	1	—	—	—	—	963	5	100.0%
Minneapolis/St. Paul, MN	2,779	13	145	2	322	4	406	5	3,652	24	96.9%
Nashville, TN	979	3	—	—	164	2	—	—	1,143	5	100.0%
New Jersey (A)	1,239	5	—	—	781	14	172	3	2,192	22	98.9%
Orlando, FL	427	3	180	2	79	1	—	—	686	6	100.0%
Phoenix, AZ	2,197	7	395	6	38	1	—	—	2,630	14	99.9%
Seattle, WA	101	1	162	3	—	—	—	—	263	4	100.0%
Southern California (A)	6,383	21	1,156	18	825	21	—	—	8,364	60	99.6%
St. Louis, MO	1,238	2	—	—	65	1	192	2	1,495	5	98.9%
Tampa, FL	210	1	—	—	83	3	217	9	510	13	95.1%
Other (B)	1,440	5	—	—	—	—	—	—	1,440	5	100.0%
Total	45,443	171	6,634	93	7,174	152	1,451	31	60,702	447	98.5%
Occupancy by Industrial Property Type		98.6%		99.5%		97.1%		94.7%			98.5%
_______________

(A)
Central/Eastern PA includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Southern New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.

(B)	Properties are located in Kansas City, MO; Jefferson County, KY; Greenville, KY; Winchester, VA; and Salt Lake City, UT.
Indebtedness
As of December 31, 2018, 102 of our 447 in-service industrial properties, with a net carrying value of $459.2 million, are pledged as collateral under our mortgage financings, totaling $297.7 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page S-1 for additional information.

Property Acquisitions
During the year ended December 31, 2018, we acquired ten industrial properties and several land parcels for an aggregate purchase price of approximately $167.5 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 5.7%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/18
Houston, TX	2	334,360	Bulk Warehouse	10%	(A)
New Jersey	1	119,922	Bulk Warehouse	100%
Orlando, FL	1	93,608	Regional Warehouse	100%
Seattle, WA	2	91,468	Regional Warehouse	38%
Southern California	4	396,045	Bulk Warehouse, Regional Warehouse	57%
Total	10	1,035,403
(A) As of December 31, 2018, percentage leased was 92%.
Development Activity
During the year ended December 31, 2018, we completed and placed in-service eight developments totaling approximately 3.5 million square feet of GLA at a total cost of approximately $226.6 million. Included in the total cost is $11.7 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 7.9%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/18
Chicago, IL	1	602,348	Bulk Warehouse	100%
Phoenix, AZ	1	643,798	Bulk Warehouse	100%
Southern California	6	2,208,414	Bulk Warehouse, Regional Warehouse	100%
Total	8	3,454,560
As of December 31, 2018, we substantially completed six developments totaling approximately 1.8 million square feet of GLA. The estimated total investment for the six developments is approximately $129.2 million, of which $115.3 million has been incurred as of December 31, 2018. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/18
Central/Eastern PA	2	988,920	Bulk Warehouse	0%
Chicago, IL	1	355,199	Bulk Warehouse	0%
Houston, TX	1	126,250	Bulk Warehouse	0%
Southern California	2	358,065	Bulk Warehouse	0%
Total	6	1,828,434

As of December 31, 2018, we have seven development projects that are under construction totaling approximately 2.8 million square feet of GLA. The estimated total investment for the seven development projects under construction is $189.4 million, of which $61.0 million has been incurred as of December 31, 2018. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Seattle, WA	1	66,751	Regional Warehouse	Q2 2019
Dallas/Fort Worth, TX	2	345,280	Bulk Warehouse	Q2 2019
Denver, CO	1	555,840	Bulk Warehouse	Q3 2019
Southern California	1	239,950	Bulk Warehouse	Q3 2019
Atlanta, GA	1	703,080	Bulk Warehouse	Q3 2019
Dallas/Fort Worth, TX	1	863,328	Bulk Warehouse	Q4 2019
Total	7	2,774,229
Property Sales
During the year ended December 31, 2018, we sold 53 industrial properties comprising approximately 2.6 million square feet of GLA, at a weighted average capitalization rate of 6.3%, and several land parcels for total gross sales proceeds of approximately $192.0 million. The capitalization rate for the 53 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization, above and below market lease amortization and insurance proceeds, other than business interruption insurance proceeds) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	1	364,000	Regional Warehouse
Baltimore/Washington	7	322,239	R & D/Flex, Regional Warehouse, Light Industrial
Chicago, IL	1	85,955	R & D/Flex
Dallas/Ft. Worth, TX	18	445,559	R & D/Flex, Regional Warehouse, Light Industrial
Denver, CO	4	145,700	Light Industrial
Detroit, MI	2	29,006	Light Industrial
Indianapolis, IN	1	54,000	Light Industrial
Miami, FL(A)	1	9,500	Light Industrial
New Jersey	2	196,026	Regional Warehouse, Light Industrial
Phoenix, AZ	2	210,417	Bulk Warehouse, Regional Warehouse
Southern California	2	142,241	Regional Warehouse, Light Industrial
St. Louis, MO	4	317,109	Light Industrial
Tampa, FL	8	266,362	R & D/Flex, Light Industrial
Total	53	2,588,114

(A) Partial sale of a 0.1 million square-foot industrial property.

Tenant and Lease Information
We have a diverse base of more than 1,150 tenants engaged in a wide variety of businesses including distribution, wholesale trade, professional services, manufacturing and retail. At December 31, 2018, our leases have a weighted average lease length of 6.8 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2018, approximately 98.5% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.6% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.3% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2018. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	128	2,342	$5.82	21.1%	6.2	$5.10	N/A
Renewal Leases	187	7,421	$5.11	20.4%	4.5	$1.43	82.8%
Development / Acquisition Leases	18	3,485	$5.39	N/A	8.8	N/A	N/A
Total / Weighted Average	333	13,248	$5.31	20.6%	5.9	$2.31	82.8%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(B)
Straight Line basis rent growth is a ratio of the change in net rent (including straight-line rent adjustments) on a new or renewal lease compared to the net rent (including straight-line rent adjustments) of the comparable lease. New leases where there were no prior comparable leases are excluded.

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
The following table provides a summary of our leases that commenced during the year ended December 31, 2018, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	74	1,601	$2,071
Renewal Leases	12	422	$688
Development / Acquisition Leases	17	3,467	$7,392
Total	103	5,490	$10,151

Lease Expirations
Fundamentals for the United States industrial real estate market remained favorable in 2018, as continued growth in the general economy, including e-commerce supply chain activity, drove additional demand for space. New industrial space continued to be developed in response to this growth in demand. Incremental demand exceeded new supply in 2018, with net absorption exceeding 200 million square feet nationally for the sixth consecutive year. National vacancy levels remained low and the overall industry conditions resulted in environments supportive of rental rate growth in virtually all of our markets. Based on our recent experience, a new supply/demand environment near equilibrium, and the 2019 forecast from a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2019, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to the improvement in market conditions as compared to the conditions prevailing when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2018.

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2019	158	4,250,316	7%	$21,729	7%
2020	222	7,290,840	12%	38,731	13%
2021	240	10,170,890	17%	51,266	17%
2022	163	6,363,198	11%	32,996	11%
2023	174	7,929,705	13%	40,506	14%
2024	100	5,973,426	10%	29,181	10%
2025	48	4,707,745	8%	22,478	7%
2026	38	4,086,190	7%	17,432	6%
2027	16	2,720,602	5%	13,992	5%
2028	12	1,765,484	3%	8,445	3%
Thereafter	24	3,894,574	7%	20,637	7%
Total	1,195	59,152,970	100%	$297,393	100%
_______________

(A)	Includes leases that expire on or after January 1, 2019 and assumes tenants do not exercise existing renewal, termination or purchase options.

(B)	Does not include existing vacancies of 931,314 aggregate square feet and December 31, 2018 move outs of 618,032 aggregate square feet.

(C)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2018, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3.	Legal Proceedings
We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on our results of operations, financial position or liquidity.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity / Partners' Capital, Related Stockholder / Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company's common stock, which trades on the New York Stock Exchange under the trading symbol "FR" and the dividends declared per share for the Company's common stock and the distributions declared per Unit for the Operating Partnership's Units. There is no established public trading market for the Units.

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2018	$32.40	$27.60	$0.2175
September 30, 2018	$33.87	$30.78	$0.2175
June 30, 2018	$33.67	$28.58	$0.2175
March 31, 2018	$31.17	$27.75	$0.2175
December 31, 2017	$32.82	$30.49	$0.2100
September 30, 2017	$31.74	$28.21	$0.2100
June 30, 2017	$30.04	$26.88	$0.2100
March 31, 2017	$28.66	$25.35	$0.2100
As of February 15, 2019, the Company had 397 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 117 holders of record of Units registered with our transfer agent.
In order to comply with the REIT requirements of the Code, the Company is generally required to make common share distributions and preferred share distributions (other than capital gain distributions) to its shareholders in amounts that together at least equal i) the sum of a) 90% of the Company's "REIT taxable income" computed without regard to the dividends paid deduction and net capital gains and b) 90% of net income (after tax), if any, from foreclosure property, minus ii) certain excess non-cash income.
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2018.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2018, the Operating Partnership did not issue any Limited Partner Units.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2018, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $75.7 million or by issuing 2,624,167 shares of the Company's common stock.

Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the "NAREIT Index") and the Standard & Poor's 500 Index ("S&P 500"). The NAREIT Index represents the performance of our publicly traded industrial REIT peers. The historical information set forth below is not necessarily indicative of future performance.

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$120.39	$132.80	$173.25	$200.06	$188.79
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
FTSE NAREIT Equity REITs	$100.00	$130.14	$134.30	$145.74	$153.36	$146.27
_______________

*
The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data
The following tables set forth the selected financial and operating data for the Company and the Operating Partnership on a consolidated basis. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
The Company

	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$403,954	$396,402	$378,020	$365,823	$346,709
Income from Continuing Operations	167,334	208,301	125,684	76,705	23,182
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	163,239	201,456	121,232	73,802	46,629
Basic Per Share Data:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.70	$1.05	$0.67	$0.18
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	1.31	1.70	1.05	0.67	0.42
Diluted Per Share Data:
Income from Continuing Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.69	$1.05	$0.66	$0.18
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	1.31	1.69	1.05	0.66	0.42
Dividends/Distributions Per Share	$0.87	$0.84	$0.76	$0.51	$0.41
Basic Weighted Average Shares	123,804	118,272	115,030	110,352	109,922
Diluted Weighted Average Shares	124,191	118,787	115,370	110,781	110,325
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,673,644	$3,495,745	$3,384,914	$3,293,968	$3,183,369
Total Assets	3,142,691	2,941,062	2,793,263	2,709,808	2,574,911
Indebtedness	1,297,783	1,296,997	1,347,092	1,434,168	1,342,762
Total Equity	1,679,911	1,475,877	1,284,625	1,115,135	1,090,827
Cash Flow Data:
Cash Flow From Operating Activities	$210,495	$192,562	$173,889	$162,149	$137,609
Cash Flow From Investing Activities	(223,398)	(82,495)	(122,395)	(175,898)	(67,240)
Cash Flow From Financing Activities	16,794	(85,046)	(57,025)	29,426	(66,599)
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities (A)	$199,391	$186,496	$167,811	$140,841	$127,890
_______________

(A)
Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definition and a complete reconciliation of FFO to Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities under the caption "Supplemental Earnings Measure" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Operating Partnership

	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$403,954	$396,402	$378,020	$365,823	$346,709
Income from Continuing Operations	167,334	208,301	125,684	76,820	23,434
Net Income Available to Unitholders and Participating Securities	167,246	208,158	125,547	76,682	48,704
Basic Per Unit Data:
Income from Continuing Operations Available to Unitholders	$1.31	$1.70	$1.05	$0.67	$0.18
Net Income Available to Unitholders	1.31	1.70	1.05	0.67	0.42
Diluted Per Unit Data:
Income from Continuing Operations Available to Unitholders	$1.31	$1.69	$1.05	$0.66	$0.18
Net Income Available to Unitholders	1.31	1.69	1.05	0.66	0.42
Distributions Per Unit	$0.87	$0.84	$0.76	$0.51	$0.41
Basic Weighted Average Units	126,921	122,306	119,274	114,709	114,388
Diluted Weighted Average Units	127,308	122,821	119,614	115,138	114,791
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,673,644	$3,495,745	$3,384,914	$3,293,968	$3,183,369
Total Assets	3,152,799	2,951,180	2,803,701	2,720,523	2,585,624
Indebtedness	1,297,783	1,296,997	1,347,092	1,434,168	1,342,762
Total Partners' Capital	1,690,019	1,485,995	1,295,063	1,125,850	1,101,590
Cash Flow Data:
Cash Flow From Operating Activities	$210,505	$192,881	$174,166	$162,286	$138,352
Cash Flow From Investing Activities	(223,398)	(82,494)	(122,395)	(175,898)	(67,895)
Cash Flow From Financing Activities	16,784	(85,366)	(57,302)	29,304	(66,687)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Summary of Significant Transactions During 2018
During 2018, we completed the following significant transactions and financing activities:

•
We acquired 10 industrial properties comprised of approximately 1.0 million square feet of GLA located in our Seattle, Orlando, Southern California, New Jersey and Houston markets for an aggregate purchase price of $124.9 million.

•	We acquired 271.7 acres of land for development located in our Dallas, Denver, Seattle, Southern California, New Jersey and Miami markets for an aggregate purchase price of $42.6 million.

•
We developed, placed in-service and leased at 100%, 8 industrial properties comprising approximately 3.5 million square feet of GLA located in Southern California, Chicago and Phoenix at an estimated total cost of $226.6 million.

•	We sold 53 industrial properties comprised of approximately 2.6 million square feet of GLA and several land parcels for total gross sales proceeds of $192.0 million.

•
We entered into the Joint Venture with a third party and acquired, for a purchase price of $49.0 million, approximately 532 net developable acres of land located in Phoenix for the purpose of developing, selling, leasing and operating industrial properties.

•	We issued $150.0 million of ten-year private placement notes at a rate of 3.86% and $150.0 million of twelve-year private placement notes at a rate of 3.96%.

•	We issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145.6 million.

•	We paid off $157.8 million in mortgage loans payable.

•	We declared an annual cash dividend of $0.87 per common share or Unit, an increase of 3.6% from 2017.

Results of Operations
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017
Our net income was $167.3 million and $208.3 million for the years ended December 31, 2018 and 2017, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2018 and 2017. Same store properties are properties owned prior to January 1, 2017 and held as an in-service property through December 31, 2018 and developments and redevelopments that were placed in service prior to January 1, 2017 or were substantially completed for the 12 months prior to January 1, 2017. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2016 and held as an operating property through December 31, 2018. Sold properties are properties that were sold subsequent to December 31, 2016. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2017; or b) stabilized prior to January 1, 2017. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the re(development) classification. During the year ended December 31, 2018, we completed the redevelopment of this property and the property is 100% occupied. This property will return to the same store classification in the first quarter 2020.
During the year ended December 31, 2017, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service due to a fire which caused major damage to the building. During the year ended December 31, 2018, we recognized $1.3 million of insurance proceeds, inclusive of business interruption proceeds, within other income. Also, during the year ended December 31, 2018, we sold the remaining property and as such, the results of this property are included in the sold classification.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are included in the (re) development classification. We anticipate the rebuild of this property will be complete during the first quarter 2019 and as of December 31, 2018, the property is 100% pre-leased. This property will return to the same store classification in the first quarter 2021.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2018 and 2017, the average occupancy rates of our same store properties were 97.5% and 96.2%, respectively.

	2018	2017	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$365,873	$349,196	$16,677	4.8%
Acquired Properties	12,462	4,243	8,219	193.7%
Sold Properties	11,354	36,484	(25,130)	(68.9)%
(Re) Developments	11,393	4,626	6,767	146.3%
Other	2,872	1,853	1,019	55.0%
Total Revenues	$403,954	$396,402	$7,552	1.9%
Revenues from same store properties increased $16.7 million due primarily to an increase in occupancy and rental rates as well as tenant recoveries. Revenues from acquired properties increased $8.2 million due to the 18 industrial properties acquired subsequent to December 31, 2016 totaling approximately 2.1 million square feet of GLA. Revenues from sold properties decreased $25.1 million due to the 113 industrial properties sold subsequent to December 31, 2016 totaling approximately 7.2 million square feet of GLA. Revenues from (re)developments increased $6.8 million due to an increase in occupancy. Revenues from other increased $1.0 million primarily due to an increase in interest income earned on our cash equivalents, as well as an increase in occupancy related to one property acquired in 2016 and placed in service during 2017.

	2018	2017	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$97,053	$91,417	$5,636	6.2%
Acquired Properties	3,850	1,105	2,745	248.4%
Sold Properties	3,461	11,695	(8,234)	(70.4)%
(Re) Developments	4,090	1,392	2,698	193.8%
Other	8,400	7,885	515	6.5%
Total Property Expenses	$116,854	$113,494	$3,360	3.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $5.6 million primarily due to an increase in real estate taxes, snow removal costs, and insurance expense. Property expenses from acquired properties increased $2.7 million due to properties acquired subsequent to December 31, 2016. Property expenses from sold properties decreased $8.2 million due to properties sold subsequent to December 31, 2016. Property expenses from (re)developments increased $2.7 million primarily due to the substantial completion of developments. Property expenses from other increased $0.5 million due to an increase in real estate taxes.
General and administrative expense remained relatively unchanged. However, during the three months ended March 31, 2018, we incurred $1.3 million of severance expense. The increase in severance expense is offset by an increase in the capitalization of compensation of certain development personnel due to an increase in development activities as well as a decrease in amortization of restricted stock, which decrease is primarily due to immediate recognition of $1.6 million of expense related to the issuance of restricted stock to our former CEO during the three months ended March 31, 2017.

	2018	2017	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$100,525	$101,770	$(1,245)	(1.2)%
Acquired Properties	7,293	2,476	4,817	194.5%
Sold Properties	2,703	9,388	(6,685)	(71.2)%
(Re) Developments	4,571	1,582	2,989	188.9%
Corporate Furniture, Fixtures and Equipment and Other	1,367	1,148	219	19.1%
Total Depreciation and Other Amortization	$116,459	$116,364	$95	0.1%
Depreciation and other amortization from same store properties decreased by $1.2 million due to certain leasing intangibles becoming fully amortized during the year ended December 31, 2017 partially offset by accelerated depreciation and amortization taken during the year ended December 31, 2018 attributable to certain tenants who terminated their leases early. Depreciation and other amortization from acquired properties increased $4.8 million due to properties acquired subsequent to December 31, 2016. Depreciation and other amortization from sold properties decreased $6.7 million due to properties sold subsequent to December 31, 2016. Depreciation and other amortization from (re)developments increased $3.0 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.2 million primarily due to capital expenditures incurred at one property that was acquired in 2016 and placed in service in 2017.
The impairment charge for the year ended December 31, 2018 of $2.8 million was due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction. The property and the land parcel for which impairment was recorded were sold later during the year ended December 31, 2018.
For the year ended December 31, 2018, we recognized $81.6 million of gain on sale of real estate related to the sale of 53 industrial properties comprising approximately 2.6 million square feet of GLA and several land parcels. For the year ended December 31, 2017, we recognized $131.3 million of gain on sale of real estate related to the sale of 60 industrial properties comprising approximately 4.6 million square feet of GLA and one land parcel.
Interest expense decreased $6.4 million, or 11.2%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2018 ($1,334.8 million) as compared to the year ended December 31, 2017 ($1,392.2 million), a decrease in the weighted average interest rate for the year ended December 31, 2018 (4.24%) as compared to the year ended December 31, 2017 (4.42%), and an increase in capitalized interest of $1.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to an increase in development activities.
Amortization of debt issuance costs increased $0.2 million, or 7.7%, primarily due to additional amortization from fees incurred related to the amendment to our credit facility and term loans in October 2017 and the issuance of the 2028 and 2030 Private Placement Notes in February 2018, offset by less amortization due to the payoffs of the 2017 Notes, the 2017 II Notes and certain mortgage loans.
During the year ended December 31, 2017, we recorded $1.9 million of settlement gain on derivative instruments. In September 2017, we entered into treasury locks (the "2017 Treasury Locks") in order to fix the interest rate on an anticipated unsecured debt offering. The 2017 Treasury Locks were settled during the fourth quarter of 2017. We did not elect to designate the Treasury Locks as hedges and, as such, we recorded the full change in the fair value of the 2017 Treasury Locks within the consolidated statement of operations.
For the year ended December 31, 2017, we recognized a loss from retirement of debt of $1.8 million due to prepayment penalties related to the early payoff of certain mortgage loans and the write-off of unamortized debt issuance costs on these mortgage loans as well as the write-off of unamortized debt issuance costs related to an exiting lender on our revolving line of credit and one of our unsecured term loans.
Equity in loss of Joint Venture was not significant.
For the year ended December 31, 2018, the income tax benefit was not significant. For the year ended December 31, 2017, we recognized a tax provision of $1.2 million primarily related to taxable gain from the sale of real estate from one of our TRSs.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
The Company's net income was $208.3 million and $125.7 million for the years ended December 31, 2017 and 2016, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2017 and 2016. Same store properties are properties owned prior to January 1, 2016 and held as an in-service property through December 31, 2017 and developments and redevelopments that were placed in service prior to January 1, 2016 or were substantially completed for the 12 months prior to January 1, 2016. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2015 and held as an operating property through December 31, 2017. Sold properties are properties that were sold subsequent to December 31, 2015. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2016; or b) stabilized prior to January 1, 2016. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are included in the (re) development classification. We anticipate the rebuild of this property will be complete during the first quarter 2019 and as of December 31, 2018, the property is 100% pre-leased. This property will return to the same store classification in the first quarter 2021.
During the year ended December 31, 2017, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service due to a fire which caused major damage to the building. The results of this property are included in the (re) development classification. During the year ended December 31, 2018, we sold the remaining land parcel.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2017 and 2016, the average occupancy rates of our same store properties were 96.2% and 96.4%, respectively.

	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$339,403	$329,704	$9,699	2.9%
Acquired Properties	9,021	2,409	6,612	274.5%
Sold Properties	17,010	33,260	(16,250)	(48.9)%
(Re) Developments	26,850	10,036	16,814	167.5%
Other	4,118	2,611	1,507	57.7%
Total Revenues	$396,402	$378,020	$18,382	4.9%
Revenues from same store properties increased $9.7 million due primarily to an increase in rental rates and tenant recoveries, slightly offset by a decrease in occupancy. Revenues from acquired properties increased $6.6 million due to the 14 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.8 million square feet of GLA. Revenues from sold properties decreased $16.3 million due to the 123 industrial properties sold subsequent to December 31, 2015 totaling approximately 8.6 million square feet of GLA. Revenues from (re)developments increased $16.8 million due to an increase in occupancy. Revenues from other increased $1.5 million primarily due to an increase in occupancy related to three properties acquired in the year ended December 31, 2015 that were placed in service during the year ended December 31, 2016.

	2017	2016	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$90,755	$88,218	$2,537	2.9%
Acquired Properties	2,462	600	1,862	310.3%
Sold Properties	5,527	11,684	(6,157)	(52.7)%
(Re) Developments	5,797	2,449	3,348	136.7%
Other	8,953	9,373	(420)	(4.5)%
Total Property Expenses	$113,494	$112,324	$1,170	1.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.5 million primarily due to an increase in real estate tax expense caused by higher assessed values on our properties and real estate tax abatements expiring. Property expenses from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $6.2 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $3.3 million primarily due to the substantial completion of developments. Property expenses from other decreased $0.4 million due to a decrease in certain miscellaneous expenses.
General and administrative expense increased $1.4 million, or 5.2%, primarily due to an increase in incentive compensation during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2017 we adopted a new accounting standard relating to the definition of a business. As a result of this adoption, our acquisitions of real estate during the year ended December 31, 2017 did not meet the definition of a business combination and thus the closing costs, which historically have been expensed, were capitalized as part of the basis of the real estate assets acquired. For the year ended December 31, 2016, we recognized $0.5 million of expenses related to costs associated with acquiring industrial properties from third parties.

	2017	2016	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$97,516	$98,909	$(1,393)	(1.4)%
Acquired Properties	4,874	1,358	3,516	258.9%
Sold Properties	4,305	9,352	(5,047)	(54.0)%
(Re) Developments	7,223	5,404	1,819	33.7%
Corporate Furniture, Fixtures and Equipment and Other	2,446	2,259	187	8.3%
Total Depreciation and Other Amortization	$116,364	$117,282	$(918)	(0.8)%
Depreciation and other amortization from same store properties decreased by $1.4 million due to accelerated depreciation and amortization taken during the year ended December 31, 2016 attributable to certain tenants who terminated their leases early. Depreciation and other amortization from acquired properties increased $3.5 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $5.0 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re)developments increased $1.8 million primarily due to an increase in depreciation and amortization related to completed developments offset by accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the year ended December 31, 2016. Depreciation from corporate furniture, fixtures and equipment and other increased $0.2 million due to higher depreciation related to incurred leasing costs at three properties acquired in the year ended December 31, 2015 that were placed in service during the year ended December 31, 2016.
For the year ended December 31, 2017, we recognized $131.3 million of gain on sale of real estate related to the sale of 60 industrial properties comprising approximately 4.6 million square feet of GLA and one land parcel. For the year ended December 31, 2016, we recognized $68.2 million of gain on sale of real estate related to the sale of 63 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels.
Interest expense decreased $2.2 million, or 3.8%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2017 (4.42%) as compared to the year ended December 31, 2016 (4.50%), a decrease in the weighted average debt balance outstanding for the year ended December 31, 2017 ($1,392.2 million) as compared to the year ended December 31, 2016 ($1,400.5 million) and an increase in capitalized interest of $0.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to an increase in development activities.
Amortization of debt issuance costs remained relatively unchanged.
During the year ended December 31, 2017, we recorded $1.9 million of settlement gain on derivative instruments. In September 2017, we entered into the 2017 Treasury Locks in order to fix the interest rate on an anticipated unsecured debt offering. The 2017 Treasury Locks were settled during the fourth quarter of 2017.
For the year ended December 31, 2017, we recognized a loss from retirement of debt of $1.8 million due to prepayment penalties related to the early payoff of certain mortgage loans and the write-off of unamortized debt issuance costs on these mortgage loans as well as the write-off of unamortized debt issuance costs related to an exiting lender on our revolving line of credit and one of our unsecured term loans.
The income tax provision remained relatively unchanged.

Critical Accounting Policies
We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 to the Consolidated Financial Statements for further detail on our critical accounting policies, which are as follows:

•
Acquisitions of Real Estate Assets: We allocate the purchase price of acquired real estate, including real estate acquired as a portfolio, to the fair value of tangible assets (land, building, and improvements) by valuing the real estate as if it were vacant. The determination of fair value includes estimates such as discount rates, terminal capitalization rates and market rent assumptions. Above-market and below-market lease and below market ground lease obligation values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. The purchase price is further allocated to leasing commissions, in-place lease and tenant relationship values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the respective tenant. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term.

•
Impairment of Real Estate Assets: We review our real estate assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property.  The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.

Liquidity and Capital Resources
At December 31, 2018, our cash and cash equivalents and restricted cash were approximately $43.1 million and $7.3 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $720.6 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2018.
We have considered our short-term (through December 31, 2019) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $107.9 million in mortgage loans payable outstanding at December 31, 2018 that we anticipate prepaying prior to December 31, 2019. Historically, we have utilized various sources of capital to satisfy similar payment obligations, including borrowings under our Unsecured Credit Facility and issuances of debt and equity securities, and we expect to satisfy these payment obligations on or prior to the maturity dates using one or more of these sources of capital. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2019) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
As of February 15, 2019 we had approximately $713.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2018, and we anticipate that we will be able to operate in compliance with our financial covenants in 2019.

As of December 31, 2018, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$210,495	$192,562
Net cash used in investing activities	(223,398)	(82,495)
Net cash provided by (used in) financing activities	16,794	(85,046)
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$210,505	$192,881
Net cash used in investing activities	(223,398)	(82,494)
Net cash provided by (used in) financing activities	16,784	(85,366)
Changes in cash flow for the year ended December 31, 2018, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $17.9 million for the Company (increased by $17.6 million for the Operating Partnership), primarily due to the following:

•	Decrease in interest expense of $6.4 million;

•
Increase in cash NOI from same store properties, acquired properties, and recently developed properties offset by decreases in cash NOI due to building disposals for a net total increase of approximately $6.8 million;

•	Increase in accounts payable, accrued expenses and other liabilities as well as a decrease in other assets due to timing of cash payments and cash receipts.
Investing Activities: Cash used in investing activities increased $140.9 million, primarily due to the following:

•	Increase in cash used of $78.5 million related to non-acquisition additions and improvements to real estate primarily due to an increase in development expenditures in 2018;

•	Increase in cash used of $23.4 million related to our net contributions to the Joint Venture in 2018;

•	Decrease in cash received of $43.3 million related to the disposition of real estate in 2018;

•	Decrease in cash received of $9.2 million related to insurance proceeds on casualty losses;
Offset by:

•	Decrease in cash used to acquire real estate in 2018 of $17.5 million.

Financing Activities: Cash provided by financing activities increased $101.8 million for the Company (increased $102.2 million for the Operating Partnership), primarily due to the following:

•	Increase in cash provided of $100.0 million related to the issuance of unsecured notes in a private placement in 2018;

•	Increase in cash provided of $70.7 million related to the proceeds received from the issuance of common stock in an underwritten public offering in 2018 compared to 2017;

•	The payoff of senior unsecured notes during 2017 in the amount of $156.9 million;
Offset by:

•	Increase in repayments of mortgage loans payable of $118.8 million;

•	Increase in net repayments of our Unsecured Credit Facility of $99.5 million; and

•	Increase in dividend and unit distributions of $9.1 million primarily due to the Company raising the dividend rate in 2018.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2018:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(A)	$36,322	$1,464	$3,039	$2,794	$29,025
Real Estate Development Costs(A)(B)	140,300	140,300	—	—	—
Long Term Debt	1,306,181	79,600	326,159	341,873	558,549
Interest Expense on Long Term Debt(A)(C)	309,800	52,505	84,322	56,460	116,513
Unsecured Credit Facility(D)	3,118	1,103	2,015	—	—
Total	$1,795,721	$274,972	$415,535	$401,127	$704,087
_______________

(A)	Not on balance sheet.

(B)	Represents estimated remaining costs on the completion of development projects under construction. Estimated remaining costs include costs for leasing the building and could extend beyond one year.

(C)
Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate swaps which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

(D)	Represents fees on our Unsecured Credit Facility which has a contractual maturity in October 2021.
Off-Balance Sheet Arrangements
At December 31, 2018, we had letters of credit and performance bonds outstanding amounting to $18.6 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.4 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively, related to environmental expenditures. We estimate 2019 expenditures of approximately $0.3 million. We estimate that the aggregate expenditures which need to be expended in 2019 and beyond with regard to currently identified environmental issues will not exceed approximately $0.9 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, our leases have a weighted average lease length of 6.8 years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2018 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2018, 100.0% of our total debt was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments. At December 31, 2017, $1,160.3 million or 88.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments. As of the same date, $144.5 million or 11.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2018 and 2017 would have increased by approximately $0.07 million and $0.26 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2018 and 2017. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.6 million and $5.8 million during the years ended December 31, 2018 and 2017.
As of December 31, 2018 and 2017, the estimated fair value of our debt was approximately $1,312.4 million and $1,341.5 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2018 and 2017, we had derivative instruments with a notional aggregate amount outstanding of $460.0 million which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR ("Term Loan Swaps"). Additionally, during December 2018 in anticipation of issuing long term debt in the future, we entered into two treasury locks with an aggregate notional value of $100.0 million to manage our exposure to changes in the ten year U.S. Treasury rate (the "2018 Treasury Locks"). The 2018 Treasury Locks fix the ten year U.S. Treasury rate at a weighted average of 2.93% and cash settle on or before April 30, 2019. We designated both the Term Loan Swaps and the 2018 Treasury Locks as cash flow hedges. During the year ended December 31, 2017, we settled certain derivative instruments, which were entered into in September 2017, to maintain our flexibility to pursue an offering of unsecured debt ("2017 Treasury Locks"). We did not designate the 2017 Treasury Locks as cash flow hedges. We received a settlement payment of $1.9 million from our derivative counterparties and recognized such payment as settlement gain on derivative instruments. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these derivative instruments. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$163,239	$201,456	$121,232	$73,802	$46,629
Adjustments:
Depreciation and Other Amortization of Real Estate	115,659	115,617	116,506	113,126	111,371
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	—	—	—	2,388
Equity in Depreciation and Other Amortization of Joint Ventures	—	—	—	17	117
Impairment of Depreciable Real Estate	2,285	—	—	626	—
Gain on Sale of Depreciable Real Estate	(80,909)	(131,058)	(68,202)	(44,022)	(25,988)
Gain on Sale of Depreciable Real Estate from Joint Ventures	—	—	—	(63)	(3,346)
Noncontrolling Interest Share of Adjustments	(883)	481	(1,725)	(2,645)	(3,281)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$199,391	$186,496	$167,811	$140,841	$127,890

In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is as follows: Net Income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. This restated definition provides an option to include or exclude gains and losses as well as impairment of non-depreciable real estate if the sales are deemed incidental. We currently include gains and losses on sales and impairment of our non-depreciable real estate in our calculation of NAREIT FFO. Commencing on January 1, 2019 we will adopt the restated definition of NAREIT FFO on a prospective basis and will exclude gains and losses on sales and impairment of our non-depreciable real estate that we deem incidental.
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, impairment charges, equity in income and loss from joint venture, income tax benefit and expense, gains and losses on retirement of debt, gains and losses on the sale of real estate and settlement gain on derivative instruments. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(In thousands)
Same Store Revenues	$365,873	$349,196
Same Store Property Expenses	97,053	91,417
Same Store Net Operating Income Before Same Store Adjustments	$268,820	$257,779
Same Store Adjustments:
Straight-line Rent	1,020	(2,971)
Above / Below Market Rent Amortization	(817)	(988)
Lease Termination Fees	(1,213)	(773)
Same Store Net Operating Income	$267,810	$253,047
Subsequent Events
On January 25, 2019 we acquired one land parcel for a purchase price of $1.8 million, excluding costs incurred in conjunction with the acquisition.
On February 4, 2019 we acquired one industrial property for a purchase price of $12.3 million, excluding costs incurred in conjunction with the acquisition.

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
First Industrial Realty Trust, Inc.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

First Industrial, L.P.
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Management's Report on Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2018, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10, 11, 12, 13 and 14.
Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is hereby incorporated or furnished, solely to the extent required by such item, from the Company's definitive proxy statement, which is expected to be filed with the SEC no later than 120 days after the end of the Company's fiscal year. Information from the Company's definitive proxy statement shall not be deemed to be "filed" or "soliciting material," or subject to liability for purposes of Section 18 of the Securities Exchange Act of 1934 to the maximum extent permitted under the Exchange Act.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 45 to 47 of this report, which is incorporated herein by reference.

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

3.3
Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4
Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5
Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

3.6	Articles of Amendment to the Company's Articles of Incorporation, dated May 12, 2011 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed June 2, 2011, File No. 1-13102)

3.7	Articles of Amendment to the Company's Articles of Incorporation, dated May 9, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed May 10, 2013, File No. 1-13102)

3.8	Articles of Amendment to the Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed May 12, 2017, File No. 001-13102)

3.9*	Thirteenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 7, 2007, File No. 1-13102)

10.1
Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.2
Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.3†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.4*†	2014 Stock Incentive Plan (as amended and restated) as of December 31, 2018

Exhibits	Description
10.5†
Employment Agreement, dated August 2, 2016, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 3, 2016, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.7
First Amendment, dated as of April 20, 2015, to Unsecured Term Loan Agreement, dated as of January 29, 2014, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2015, File No. 1-13102)

10.8
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

10.9
Second Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of January 29, 2014, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.10
First Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.11
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.12
Distribution Agreement, dated as of March 16, 2017, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed March 16, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.13
Third Amended and Restated Unsecured Revolving Credit Agreement dated as of October 31, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14
Third Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of January 29, 2014, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Second Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

21.1*	Subsidiaries of the Registrants

23.1*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial Realty Trust, Inc.

23.2*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial, L.P.

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibits	Description
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2019

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2018 and 2017 and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Operating Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Operating Partnership's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2019

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$909,318	$864,813
Buildings and Improvements	2,704,850	2,521,457
Construction in Progress	59,476	109,475
Less: Accumulated Depreciation	(811,784)	(789,919)
Net Investment in Real Estate	2,861,860	2,705,826
Cash and Cash Equivalents	43,102	21,146
Restricted Cash	7,271	25,336
Tenant Accounts Receivable, Net	5,185	4,873
Investment in Joint Venture	23,326	—
Deferred Rent Receivable, Net	71,079	70,254
Deferred Leasing Intangibles, Net	29,678	30,481
Prepaid Expenses and Other Assets, Net	101,190	83,146
Total Assets	$3,142,691	$2,941,062
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$296,470	$450,056
Senior Unsecured Notes, Net	544,504	246,673
Unsecured Term Loans, Net	456,809	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	78,665	86,532
Deferred Leasing Intangibles, Net	9,560	10,355
Rents Received in Advance and Security Deposits	47,927	44,285
Dividends and Distributions Payable	28,845	27,016
Total Liabilities	1,462,780	1,465,185
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 126,307,431 and 119,883,180 shares issued and outstanding)	1,263	1,199
Additional Paid-in-Capital	2,131,556	1,967,110
Distributions in Excess of Accumulated Earnings	(490,807)	(541,847)
Accumulated Other Comprehensive Income	3,502	1,338
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,645,514	1,427,800
Noncontrolling Interest	34,397	48,077
Total Equity	1,679,911	1,475,877
Total Liabilities and Equity	$3,142,691	$2,941,062
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands, except per share data)
Revenues:
Rental Income	$306,406	$303,874	$289,858
Tenant Recoveries and Other Income	97,548	92,528	88,162
Total Revenues	403,954	396,402	378,020
Expenses:
Property Expenses	116,854	113,494	112,324
General and Administrative	27,749	28,079	26,703
Depreciation and Other Amortization	116,459	116,364	117,282
Impairment of Real Estate	2,756	—	—
Acquisition Costs	—	—	491
Total Expenses	263,818	257,937	256,800
Other Income (Expense):
Gain on Sale of Real Estate	81,600	131,269	68,202
Interest Expense	(50,775)	(57,199)	(59,430)
Amortization of Debt Issuance Costs	(3,404)	(3,162)	(3,219)
Settlement Gain on Derivative Instruments	—	1,896	—
Loss from Retirement of Debt	(39)	(1,775)	—
Total Other Income (Expense)	27,382	71,029	5,553
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Provision	167,518	209,494	126,773
Equity in Loss of Joint Venture	(276)	—	—
Income Tax Benefit (Provision)	92	(1,193)	(1,089)
Net Income	167,334	208,301	125,684
Less: Net Income Attributable to the Noncontrolling Interest	(4,095)	(6,845)	(4,452)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	163,239	201,456	121,232
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.70	$1.05

Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.69	$1.05
Dividends/Distributions Per Share	$0.87	$0.84	$0.76
Weighted Average Shares Outstanding - Basic	123,804	118,272	115,030
Weighted Average Shares Outstanding - Diluted	124,191	118,787	115,370
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Net Income	$167,334	$208,301	$125,684
Mark-to-Market Gain on Derivative Instruments	2,096	5,981	4,849
Amortization of Derivative Instruments	96	205	390
Comprehensive Income	169,526	214,487	130,923
Comprehensive Income Attributable to Noncontrolling Interest	(4,149)	(6,642)	(4,638)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$165,377	$207,845	$126,285
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2015	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
Net Income	—	—	121,232	—	4,452	125,684
Other Comprehensive Income	—	—	—	5,053	186	5,239
Issuance of Common Stock, Net of Issuance Costs	56	124,528	—	—	—	124,584
Stock Based Compensation Activity	2	5,516	(217)	—	—	5,301
Common Stock Dividends and Unit Distributions	—	—	(88,115)	—	(3,203)	(91,318)
Conversion of Limited Partner Units to Common Stock	3	2,859	—	—	(2,862)	—
Reallocation—Additional Paid-in-Capital	—	(2,547)	—	—	2,547	—
Reallocation—Other Comprehensive Income	—	—	—	(29)	29	—
Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Net Income	—	—	201,456	—	6,845	208,301
Other Comprehensive Income	—	—	—	6,389	(203)	6,186
Issuance of Common Stock, Net of Issuance Costs	25	74,636	—	—	—	74,661
Stock Based Compensation Activity	2	6,932	(724)	—	—	6,210
Common Stock Dividends and Unit Distributions	—	—	(100,720)	—	(3,386)	(104,106)
Conversion of Limited Partner Units to Common Stock	—	364	—	—	(364)	—
Reallocation—Additional Paid-in-Capital	—	(1,593)	—	—	1,593	—
Reallocation—Other Comprehensive Income	—	—	—	(408)	408	—
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	163,239	—	4,095	167,334
Other Comprehensive Income	—	—	—	2,138	54	2,192
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	3	4,791	(3,282)	—	—	1,512
Common Stock Dividends and Unit Distributions	—	—	(108,917)	—	(2,561)	(111,478)
Conversion of Limited Partner Units to Common Stock	13	16,592	—	—	(16,605)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation—Additional Paid-in-Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	26	(26)	—
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$167,334	$208,301	$125,684
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	94,626	94,078	95,514
Amortization of Debt Issuance Costs	3,404	3,162	3,219
Other Amortization, including Stock Based Compensation	26,976	29,252	28,403
Impairment of Real Estate	2,756	—	—
Provision for Bad Debt	350	177	563
Equity in Loss of Joint Venture	276	—	—
Gain on Sale of Real Estate	(81,600)	(131,269)	(68,202)
Loss from Retirement of Debt	39	1,775	—
Gain on Casualty and Involuntary Conversion	(392)	(1,321)	—
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,199)	(5,829)	965
Increase in Deferred Rent Receivable, Net	(2,165)	(5,299)	(6,602)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	3,090	(465)	(5,655)
Net Cash Provided by Operating Activities	210,495	192,562	173,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(157,787)	(175,303)	(107,484)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(224,466)	(146,003)	(179,994)
Net Proceeds from Sales of Investments in Real Estate	184,783	228,102	163,435
Proceeds from Casualty and Involuntary Conversion	906	10,094	—
Contributions to and Investments in Joint Venture	(25,190)	—	—
Distributions from Joint Venture	1,829	—	—
Other Investing Activity	(3,473)	615	1,648
Net Cash Used in Investing Activities	(223,398)	(82,495)	(122,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(2,975)	(6,864)	(375)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	145,584	74,880	124,936
Repurchase and Retirement of Restricted Stock	(6,020)	(2,401)	(5,242)
Common Stock Dividends and Unit Distributions Paid	(109,649)	(100,524)	(82,696)
Repayments on Mortgage Loans Payable	(165,646)	(46,832)	(70,969)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)	(554)
Proceeds from Senior Unsecured Notes	300,000	200,000	—
Repayments of Senior Unsecured Notes	—	(156,852)	(159,125)
Proceeds from Unsecured Credit Facility	237,000	429,000	442,000
Repayments on Unsecured Credit Facility	(381,500)	(474,000)	(305,000)
Net Cash Provided by (Used in) Financing Activities	16,794	(85,046)	(57,025)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,891	25,021	(5,531)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461	26,992
Cash, Cash Equivalents and Restricted Cash, End of Year	$50,373	$46,482	$21,461

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$47,408	$56,844	$63,600
Interest Expense Capitalized in Connection with Development Activity	$5,869	$4,353	$3,523
Income Taxes Paid	$457	$769	$1,358
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$28,845	$27,016	$23,434
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(16,605)	$(364)	$(2,862)
Common Stock	13	—	3
Additional Paid-in-Capital	16,592	364	2,859
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,878	$1,269	$5,405
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$31,545	$38,597	$32,712
Write-off of Fully Depreciated Assets	$(43,654)	$(35,560)	$(44,080)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$909,318	$864,813
Buildings and Improvements	2,704,850	2,521,457
Construction in Progress	59,476	109,475
Less: Accumulated Depreciation	(811,784)	(789,919)
Net Investment in Real Estate (including $260,528 and $270,708 related to consolidated variable interest entities, see Note 5)	2,861,860	2,705,826
Cash and Cash Equivalents	43,102	21,146
Restricted Cash	7,271	25,336
Tenant Accounts Receivable, Net	5,185	4,873
Investment in Joint Venture	23,326	—
Deferred Rent Receivable, Net	71,079	70,254
Deferred Leasing Intangibles, Net	29,678	30,481
Prepaid Expenses and Other Assets, Net	111,298	93,264
Total Assets	$3,152,799	$2,951,180
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $20,497 and $61,256 related to consolidated variable interest entities, see Note 5)	$296,470	$450,056
Senior Unsecured Notes, Net	544,504	246,673
Unsecured Term Loans, Net	456,809	455,768
Unsecured Credit Facility	—	144,500
Accounts Payable, Accrued Expenses and Other Liabilities	78,665	86,532
Deferred Leasing Intangibles, Net	9,560	10,355
Rents Received in Advance and Security Deposits	47,927	44,285
Distributions Payable	28,845	27,016
Total Liabilities	1,462,780	1,465,185
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (126,307,431 and 119,883,180 units outstanding)	1,619,342	1,401,583
Limited Partners Units (2,624,167 and 4,008,221 units outstanding)	66,246	82,251
Accumulated Other Comprehensive Income	3,574	1,382
Total First Industrial L.P.'s Partners' Capital	1,689,162	1,485,216
Noncontrolling Interest	857	779
Total Partners' Capital	1,690,019	1,485,995
Total Liabilities and Partners' Capital	$3,152,799	$2,951,180
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands, except per Unit data)
Revenues:
Rental Income	$306,406	$303,874	$289,858
Tenant Recoveries and Other Income	97,548	92,528	88,162
Total Revenues	403,954	396,402	378,020
Expenses:
Property Expenses	116,854	113,494	112,324
General and Administrative	27,749	28,079	26,703
Depreciation and Other Amortization	116,459	116,364	117,282
Impairment of Real Estate	2,756	—	—
Acquisition Costs	—	—	491
Total Expenses	263,818	257,937	256,800
Other Income (Expense):
Gain on Sale of Real Estate	81,600	131,269	68,202
Interest Expense	(50,775)	(57,199)	(59,430)
Amortization of Debt Issuance Costs	(3,404)	(3,162)	(3,219)
Settlement Gain on Derivative Instruments	—	1,896	—
Loss from Retirement of Debt	(39)	(1,775)	—
Total Other Income (Expense)	27,382	71,029	5,553
Income from Operations Before Equity in Loss of Joint Venture and Income Tax Provision	167,518	209,494	126,773
Equity in Loss of Joint Ventures	(276)	—	—
Income Tax Benefit (Provision)	92	(1,193)	(1,089)
Net Income	167,334	208,301	125,684
Less: Net Income Attributable to the Noncontrolling Interest	(88)	(143)	(137)
Net Income Available to Unitholders and Participating Securities	$167,246	$208,158	$125,547
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.31	$1.70	$1.05
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.31	$1.69	$1.05
Distributions Per Unit	$0.87	$0.84	$0.76
Weighted Average Units Outstanding - Basic	126,921	122,306	119,274
Weighted Average Units Outstanding - Diluted	127,308	122,821	119,614
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Net Income	$167,334	$208,301	$125,684
Mark-to-Market Gain on Derivative Instruments	2,096	5,981	4,849
Amortization of Derivative Instruments	96	205	390
Comprehensive Income	$169,526	$214,487	$130,923
Comprehensive Income Attributable to Noncontrolling Interest	(88)	(143)	(137)
Comprehensive Income Attributable to Unitholders	$169,438	$214,344	$130,786
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2015	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
Net Income	121,095	4,452	—	137	125,684
Other Comprehensive Income	—	—	5,239	—	5,239
Contribution of General Partner Units, Net of Issuance Costs	124,584	—	—	—	124,584
Stock Based Compensation Activity	5,301	—	—	—	5,301
Unit Distributions	(88,115)	(3,203)	—	—	(91,318)
Conversion of Limited Partner Units to General Partner Units	2,862	(2,862)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	123	123
Distributions to Noncontrolling Interest	—	—	—	(400)	(400)
Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Net Income	201,313	6,845	—	143	208,301
Other Comprehensive Income	—	—	6,186	—	6,186
Contribution of General Partner Units, Net of Issuance Costs	74,661	—	—	—	74,661
Stock Based Compensation Activity	6,210	—	—	—	6,210
Unit Distributions	(100,720)	(3,386)	—	—	(104,106)
Conversion of Limited Partner Units to General Partner Units	364	(364)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	40	40
Distributions to Noncontrolling Interest	—	—	—	(360)	(360)
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	163,151	4,095	—	88	167,334
Other Comprehensive Income	—	—	2,192	—	2,192
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	1,512	—	—	—	1,512
Unit Distributions	(108,917)	(2,561)	—	—	(111,478)
Conversion of Limited Partner Units to General Partner Units	16,605	(16,605)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	126	126
Distributions to Noncontrolling Interest	—	—	—	(136)	(136)
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$167,334	$208,301	$125,684
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	94,626	94,078	95,514
Amortization of Debt Issuance Costs	3,404	3,162	3,219
Other Amortization, including Stock Based Compensation	26,976	29,252	28,403
Impairment of Real Estate	2,756	—	—
Provision for Bad Debt	350	177	563
Equity in Loss of Joint Venture	276	—	—
Gain on Sale of Real Estate	(81,600)	(131,269)	(68,202)
Loss from Retirement of Debt	39	1,775	—
Gain on Casualty and Involuntary Conversion	(392)	(1,321)	—
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,189)	(5,510)	1,242
Increase in Deferred Rent Receivable, Net	(2,165)	(5,299)	(6,602)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	3,090	(465)	(5,655)
Net Cash Provided by Operating Activities	210,505	192,881	174,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(157,787)	(175,303)	(107,484)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(224,466)	(146,003)	(179,994)
Net Proceeds from Sales of Investments in Real Estate	184,783	228,102	163,435
Proceeds from Casualty and Involuntary Conversion	906	10,094	—
Contributions to and Investments in Joint Venture	(25,190)	—	—
Distributions from Joint Venture	1,829	—	—
Other Investing Activity	(3,473)	616	1,648
Net Cash Used in Investing Activities	(223,398)	(82,494)	(122,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(2,975)	(6,864)	(375)
Contribution of General Partner Units	145,584	74,880	124,936
Repurchase and Retirement of Restricted Units	(6,020)	(2,401)	(5,242)
Unit Distributions Paid	(109,649)	(100,524)	(82,696)
Contributions from Noncontrolling Interests	126	40	123
Distributions to Noncontrolling Interests	(136)	(360)	(400)
Repayments on Mortgage Loans Payable	(165,646)	(46,832)	(70,969)
Prepayments of Penalties Associated with Retirement of Debt	—	(1,453)	(554)
Proceeds from Senior Unsecured Notes	300,000	200,000	—
Repayments of Senior Unsecured Notes	—	(156,852)	(159,125)
Proceeds from Unsecured Credit Facility	237,000	429,000	442,000
Repayments on Unsecured Credit Facility	(381,500)	(474,000)	(305,000)
Net Cash Provided by (Used in) Financing Activities	16,784	(85,366)	(57,302)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,891	25,021	(5,531)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	46,482	21,461	26,992
Cash, Cash Equivalents and Restricted Cash, End of Year	$50,373	$46,482	$21,461

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$47,408	$56,844	$63,600
Interest Expense Capitalized in Connection with Development Activity	$5,869	$4,353	$3,523
Income Taxes Paid	$457	$769	$1,358
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$28,845	$27,016	$23,434
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(16,605)	$(364)	$(2,862)
General Partner Units	16,605	364	2,862
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$11,878	$1,269	$5,405
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$31,545	$38,597	$32,712
Write-off of Fully Depreciated Assets	$(43,654)	$(35,560)	$(44,080)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.0% and 96.8% ownership interest ("General Partner Units") at December 31, 2018 and 2017, respectively. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.0% and 3.2% at December 31, 2018 and 2017, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units") .

We also own a 49% equity interest in, and provide various services to, a joint venture (the "Joint Venture") through a wholly owned subsidiary of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2018, we owned 458 industrial properties located in 21 states, containing an aggregate of approximately 63.1 million square feet of gross leasable area ("GLA"). Of the 458 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2018 and 2017 and for each of the years ended December 31, 2018, 2017 and 2016 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2018 and 2017, and the reported amounts of revenues and expenses for each of the years ended December 31, 2018, 2017 and 2016. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash
Restricted cash includes cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Code. The carrying amount approximates fair value due to the short term maturity of these investments. For purposes of our consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss based upon the estimated fair value of the property or group of properties. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property or group of properties previously classified as held for sale, we will reclassify the properties as held and used. Properties are measured at the lower of their carrying amounts (adjusted for any depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board's (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building, tenant improvements and leasing commissions. Such costs begin to be capitalized to the development projects from the point we are undergoing necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized using the weighted average borrowing rate during the period.
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

The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included in the line item Deferred Leasing Intangibles, Net are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, the in-place lease value and tenant relationships is immediately accelerated and fully amortized on the date of the termination.
As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. We expect most acquisitions to be treated as asset acquisitions rather than business combinations as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset (land, building, and in-place leases), which is treated as an asset acquisition. Commencing January 1, 2017, acquisition costs related to asset acquisitions are capitalized to the basis of the acquired asset.
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2018	December 31, 2017
In-Place Leases	$19,971	$19,921
Above Market Leases	2,569	2,298
Below Market Ground Lease Obligation	1,643	1,688
Tenant Relationships	5,495	6,574
Total Included in Total Assets, Net of $26,337 and $29,604 of Accumulated Amortization	$29,678	$30,481
Below Market Leases	$9,560	$10,355
Total Included in Total Liabilities, Net of $11,356 and $10,578 of Accumulated Amortization	$9,560	$10,355
Amortization expense related to in-place leases and tenant relationships was $6,267, $6,648 and $6,717 for the years ended December 31, 2018, 2017 and 2016, respectively. Rental revenues increased by $1,095, $1,116 and $996 related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2018 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2019	$5,779	$1,048
2020	$4,988	$943
2021	$3,391	$808
2022	$3,013	$784
2023	$2,615	$533
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Unamortized debt issuance costs are written-off when debt is retired before the maturity date. Debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt liability, consistent with debt discounts. The debt issuance costs related to the unsecured credit facility are included in the line item Prepaid Expenses and Other Assets, Net on the consolidated balance sheets.

Investment in Joint Venture
Investment in joint venture represents a noncontrolling equity interest in one joint venture. We account for our investment in this joint venture under the equity method of accounting, as we did not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). Under the equity method of accounting, our share of earnings or losses of a joint venture is reflected in income as earned and contributions or distributions increase or decrease our investment in joint venture as paid or received, respectively. Differences between our carrying value of our investment in this joint venture and our underlying equity in such joint venture are amortized and included as an adjustment to our equity in income (loss).

On a periodic basis, management assesses whether there are any indicators that the value of our investment in this joint venture may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.
Limited Partner Units
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2018 and 2017 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2018, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income is allocated to common stockholders or Unitholders and participating securities based upon their proportionate share of weighted average shares or Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock or restricted Unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock or Units.
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
Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant's lease and when we have no further obligations under the lease.
We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. The Tenant Accounts Receivable line item is shown net of an allowance for doubtful accounts of $545 and $310 as of December 31, 2018 and 2017, respectively. The Deferred Rent Receivable line item is shown net of an allowance for doubtful accounts of $1,444 and $1,557 as of December 31, 2018 and 2017, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

Gain on Sale of Real Estate
Asset sales are generally recognized when control of the asset being sold is transferred to the buyer. As the assets are sold, their costs and related accumulated depreciation, if any, are derecognized with resulting gains or losses reflected in net income. Estimated future costs to be incurred by us after completion of each sale are accrued and included in the determination of the gain on sales.
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
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, certain activities that we undertake may be conducted by entities which have elected to be treated as a TRS. TRSs are subject to both federal and state income taxes.
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
Derivative Financial Instruments
During the normal course of business, we have used derivative instruments for the purpose of managing interest rate risk on anticipated offerings of long term debt. Receipts or payments that result from the settlement of derivative instruments used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and is included in interest expense. Receipts or payments resulting from derivative instruments used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense.
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. We recognize all derivative instruments in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in accumulated other comprehensive income (loss), whereas changes in fair value of the ineffective portion are recognized in earnings. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument. The credit risks associated with derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the derivative instruments, our exposure is limited to the fair value of agreements, not the notional amounts.

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
Discontinued Operations and Assets Held for Sale
We report results of operations from real estate assets that are sold or classified as held for sale as discontinued operations provided the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.
We generally classify certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by management, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell.
Segment Reporting
Management views the Company, inclusive of the Operating Partnership, as a single segment based on its method of internal reporting.
Recent Accounting Pronouncements
New Accounting Standards Adopted
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We adopted the new standard effective January 1, 2018. The adoption of the standard did not impact our financial position or results of operations.
In August 2016 and November 2016, the FASB issued new ASUs impacting the statement of cash flows. ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" requires restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. We adopted both standards on January 1, 2018 on a retrospective basis. For the years ended December 31, 2017 and 2016, $25,336 and $11,602 of restricted cash was included in "Cash, Cash Equivalents and Restricted Cash" in our Consolidated Statements of Cash Flows. Also, we reclassified $1,453 of prepayment penalties relating to the payoff of certain mortgage loans from operating activities to financing activities for the year ended December 31, 2017.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to amounts reported within our Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

	2018	2017
Cash and Cash Equivalents	$43,102	$21,146
Restricted Cash	7,271	25,336
Total Cash, Cash Equivalents and Restricted Cash	$50,373	$46,482
New Accounting Standards Issued but not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting. ASU 2016-02 will require lessees, at lease commencement to record a right-of-use asset and a lease liability for all leases with terms longer than twelve months. We are a lessee on a limited number of ground and office leases. The expense pattern for these leases will be consistent with that of our historical recognition. The accounting for lessors will remain largely unchanged from existing GAAP standards with the underlying leased asset being reported and recognized as a real estate asset and rental income being recognized on a straight line basis over the lease term. However, ASU 2016-02 requires lessors to expense certain initial direct costs that are not incremental in negotiating a lease as incurred. We anticipate this change will reduce our EPS/EPU on an annual basis by approximately $0.01.
ASU 2016-02 is effective for us on January 1, 2019. We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (1) whether an expired or existing contract meets the definition of a lease; (2) the lease classification for expired or existing leases; or (3) costs previously capitalized as initial direct costs. Furthermore, the FASB finalized an amendment to ASU 2016-02 which will allow us an optional election to not separate non-lease components from related lease components that otherwise would have been accounted for separately under the new standard. Upon adoption of ASU 2016-02, we will be required to recognize a right-of-use asset and a lease liability on our consolidated balance sheets equal to the present value of the minimum lease payments required under our ground and office leases, which we believe will be approximately $12,500. We are finalizing our discount rate analysis which is a key determinant in the measurement of the right-of-use asset and lease liability. Details of our future minimum rental payments under ground and office leases at December 31, 2018 are disclosed in Note 14. We plan to implement this guidance on a prospective basis.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. ASU 2017-12 is required to be adopted in 2019 using a modified retrospective approach. We do not expect the adoption of ASU 2017-12 to have a material impact on our financial condition or results of operations.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties from third parties for the years ended December 31, 2018, 2017 and 2016. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2018, 2017 or 2016.

	Year Ended December 31,
	2018	2017	2016
Number of Industrial Properties Acquired	10	8	6
GLA (in millions)	1.0	1.1	0.7
Purchase Price (A)	$167,546	$174,209	$111,130
(A) Purchase price includes the acquisition of several land parcels for the years ended December 31, 2018, 2017 and 2016 and excludes closing costs incurred with the acquisition of the industrial properties and land parcels.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Land	$79,347	$92,810
Building and Improvements	81,747	73,028
Other Assets	1,225	1,659
In-Place Leases	5,302	7,905
Above Market Leases	662	227
Below Market Leases	(737)	(1,420)
Total Purchase Price	$167,546	$174,209
Assumed Mortgage Loan (See Note 4)	(11,654)	—
Total Net Assets Acquired	$155,892	$174,209
Sales
The following table summarizes our property dispositions for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Number of Industrial Properties Sold (A)	53	60	63
GLA (in millions)	2.6	4.6	3.9
Gross Proceeds from the Sale of Real Estate (B)	$192,047	$236,059	$169,911
Gain on Sale of Real Estate (B)	$81,600	$131,269	$68,202
(A) The year ended December 31, 2018 includes a partial sale of a 0.1 million square-foot industrial property.
(B) Gross proceeds and gain on sale of real estate include the sale of several land parcels for the years ended December 31, 2018, 2017 and 2016.
Impairment Charges
The impairment charges of $2,756 recorded during the year ended December 31, 2018 were due to marketing one industrial property and one land parcel for sale and our assessment of the likelihood and timing of a potential sale transaction. The fair market values were determined using third party offers. Valuations based on third party offers included bona fide contract prices and letter of intent amounts that we believe were indicative of fair value and fall into Level 3 of the fair value hierarchy. The property and the land parcel for which impairment was recorded were sold later during the year ended December 31, 2018.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2018	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2018	December 31, 2017
Mortgage Loans Payable, Gross	$297,610	$451,602	4.03% – 8.26%	3.82% – 8.26%	July 2019 – August 2028
Unamortized Debt Issuance Costs	(1,246)	(1,806)
Unamortized Premiums	106	260
Mortgage Loans Payable, Net	$296,470	$450,056
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	—	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2030 Private Placement Notes	150,000	—	3.96%	3.96%	2/15/2030
Subtotal	$548,571	$248,571
Unamortized Debt Issuance Costs	(3,990)	(1,814)
Unamortized Discounts	(77)	(84)
Senior Unsecured Notes, Net	$544,504	$246,673
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(3,191)	(4,232)
Unsecured Term Loans, Net	$456,809	$455,768
Unsecured Credit Facility (B)	$—	$144,500	N/A	N/A	10/29/2021
(A) During the year ended December 31, 2018, pursuant to the agreements for our unsecured term loans entered into in 2014 and 2015 (collectively, the "Unsecured Term Loans"), we elected to have the interest spread calculated based on our investment grade rating resulting in a 10 basis point reduction in the credit spread compared to the prior rate. The interest rate at December 31, 2018 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $3,554 and $4,781 as of December 31, 2018 and 2017, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.

Mortgage Loans Payable, Net
During the years ended December 31, 2018 and 2017, we paid off mortgage loans in the amount of $157,782 and $36,108, respectively. In connection with the mortgage loans paid off during the years ended December 31, 2018 and 2017, we recognized $39 and $1,653 within the line item Loss from Retirement of Debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.
During the year ended December 31, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
As of December 31, 2018, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $459,225. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2018.
Senior Unsecured Notes, Net
During the year ended December 31, 2018, the Operating Partnership issued $150,000 of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the "2028 Private Placement Notes") and $150,000 of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the "2030 Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017.
During the year ended December 31, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the "2027 Private Placement Notes") and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the "2029 Private Placement Notes") in private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017.
The 2028 Private Placement Notes, the 2030 Private Placement Notes, the 2027 Private Placement Notes and the 2029 Private Placement Notes (collectively, the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
During the year ended December 31, 2017, we paid off and retired our 2017 II and 2017 Notes, at maturity, in the amounts of $101,871 and $54,981, respectively.
Unsecured Term Loans, Net
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "2014 Unsecured Term Loan") with a syndicate of financial institutions. At December 31, 2018, the 2014 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 110 basis points. During the year ended December 31, 2017, we recognized $51 within the line item Loss from Retirement of Debt related to the write-off of unamortized debt issuance costs related to a lender that opted out of its position and whose position was replaced by other lenders.
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan"; together with the 2014 Unsecured Term Loan, the "Unsecured Term Loans") with a syndicate of financial institutions. At December 31, 2018, the 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 110 basis points. The interest rates on the Unsecured Term Loans vary based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Unsecured Credit Facility
On October 31, 2017, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $725,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions. The Unsecured Credit Facility matures on October 29, 2021, with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2017, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 110 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. During the year ended December 31, 2017, in connection with the amendment, we recognized $71 within the line item Loss from Retirement of Debt related to the write-off of unamortized debt issuance costs related to a lender that opted out of its position and whose position was replaced by other lenders.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2019	$79,600
2020	59,046
2021	267,113
2022	341,552
2023	321
Thereafter	558,549
Total	$1,306,181
The Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2018. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2018 and 2017, the fair value of our indebtedness was as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$297,716	$304,508	$451,862	$467,303
Senior Unsecured Notes, Net	548,494	546,607	248,487	269,731
Unsecured Term Loans	460,000	461,317	460,000	460,000
Unsecured Credit Facility	—	—	144,500	144,500
Total	$1,306,210	$1,312,432	$1,304,849	$1,341,534
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	December 31, 2018	December 31, 2017
ASSETS
Assets:
Net Investment in Real Estate	$260,528	$270,708
Other Assets, Net	25,059	23,530
Total Assets	$285,587	$294,238
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$20,497	$61,256
Other Liabilities, Net	9,045	9,283
Partners' Capital	256,045	223,699
Total Liabilities and Partners' Capital	$285,587	$294,238
Joint Venture
During the second quarter of 2018, we entered into the Joint Venture with a third party partner for the purpose of developing, leasing, operating and potentially selling approximately 532 net developable acres of land located in the Phoenix, Arizona metropolitan area. The purchase price for the land was $49,000, which amount was funded by the Joint Venture via cash equity contributions from us and our joint venture partner. Through a wholly-owned subsidiary of the Operating Partnership, we own a 49% interest in the Joint Venture.
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
As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partner, including whether those rights are protective or participating. The operating agreement contains certain protective rights, such as the requirement of member approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. However, we and our Joint Venture partner jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.

6. Stockholders' Equity of the Company and Partners' Capital of the Operating Partnership
Operating Partnership Units
The Operating Partnership has issued General Partner Units, Limited Partner Units and preferred general partnership Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2018, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $75,733 or by issuing 2,624,167 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2018 and 2017, there were no preferred shares or general partner preferred Units outstanding.
Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including unvested restricted stock or restricted Unit awards (see Note 11), for the three years ended December 31, 2018:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2015	111,027,225	115,332,932
Issuance of Common Stock/Contribution of General Partner Units (A)	5,600,000	5,600,000
Issuance of Restricted Stock/Restricted Unit Awards	322,833	322,833
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(108,644)	(108,644)
Conversion of Limited Partner Units (B)	266,332	—
Balance at December 31, 2016	117,107,746	121,147,121
Issuance of Common Stock/Contribution of General Partner Units (A)	2,560,000	2,560,000
Issuance of Restricted Stock/Restricted Unit Awards	275,793	275,793
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(91,513)	(91,513)
Conversion of Limited Partner Units (B)	31,154	—
Balance at December 31, 2017	119,883,180	123,891,401
Issuance of Common Stock/Contribution of General Partner Units (A)	4,800,000	4,800,000
Issuance of Restricted Stock/Restricted Unit Awards	227,059	227,059
Vesting of LTIP Unit Awards (as defined in Note 11)	150,772	150,772
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(104,301)	(104,301)
Conversion of Limited Partner Units (B)	1,350,721	—
Retirement of Limited Partner Units (C)	—	(33,333)
Balance at December 31, 2018	126,307,431	128,931,598
(A) During the years ended December 31, 2018, 2017 and 2016, the Company issued 4,800,000, 2,560,000, and 5,600,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145,584, $74,880, and $124,936. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
(B) For the years ended December 31, 2018, 2017 and 2016, 1,350,721, 31,154 and 266,332 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $16,605, $364 and $2,862, respectively, of noncontrolling interest to the Company's stockholders' equity.
(C) During the twelve months ended December 31, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.

ATM Program
On March 13, 2014, we entered into distribution agreements with sales agents to sell up to 13,300,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2014 ATM Program"). The distribution agreements entered into with respect to the 2014 ATM Program expired by their terms on March 13, 2017 and, on March 16, 2017, we entered into distribution agreements with sales agents to sell up to 8,000,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2017 ATM Program"). Under the terms of the 2014 ATM Program and the 2017 ATM Program, sales were or are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions. During the years ended December 31, 2018, 2017 and 2016, the Company did not issue any shares of common stock under the 2014 ATM Program or the 2017 ATM Program.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2018 Total Dividend/ Distribution	2017 Total Dividend/ Distribution	2016 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$111,478	$104,106	$91,318

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the years ended December 31, 2018 and 2017:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Loss (Income) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2016	$(4,804)	$(4,804)	$161	$(4,643)
Other Comprehensive Income Before Reclassifications	1,645	1,645	(205)	1,440
Amounts Reclassified from Accumulated Other Comprehensive Income	4,541	4,541	—	4,541
Net Current Period Other Comprehensive Income	6,186	6,186	(205)	5,981
Balance as of December 31, 2017	$1,382	$1,382	$(44)	$1,338
Other Comprehensive Income Before Reclassifications	1,987	1,987	(28)	1,959
Amounts Reclassified from Accumulated Other Comprehensive Income	205	205	—	205
Net Current Period Other Comprehensive Income	2,192	2,192	(28)	2,164
Balance as of December 31, 2018	$3,574	$3,574	$(72)	$3,502
The following table summarizes the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)
Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	96	205	390	Interest Expense
Net Settlement Payments to our Counterparties	109	4,336	7,123	Interest Expense
	$205	$4,541	$7,513	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $96 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement payments or receipts related to the 2014 Swaps and 2015 Swaps (as defined in Note 12) will also be reclassified to interest expense. See Note 12 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit (EPS/EPU)
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$163,239	$201,456	$121,232
Net Income Allocable to Participating Securities	(513)	(646)	(411)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$162,726	$200,810	$120,821
Denominator (In Thousands):
Weighted Average Shares - Basic	123,804	118,272	115,030
Effect of Dilutive Securities:
LTIP Unit Awards (as defined in Note 11)	387	515	340
Weighted Average Shares - Diluted	124,191	118,787	115,370
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.70	$1.05
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.31	$1.69	$1.05
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net Income Available to Unitholders and Participating Securities	167,246	208,158	125,547
Net Income Allocable to Participating Securities	(513)	(646)	(410)
Net Income Available to Unitholders	$166,733	$207,512	$125,137
Denominator (In Thousands):
Weighted Average Units - Basic	126,921	122,306	119,274
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (as defined in Note 11)	387	515	340
Weighted Average Units - Diluted	127,308	122,821	119,614
Basic EPS:
Net Income Available to Unitholders	$1.31	$1.70	$1.05
Diluted EPU:
Net Income Available to Unitholders	$1.31	$1.69	$1.05
Participating securities include 405,436, 408,248 and 406,855 of unvested restricted stock or restricted Unit awards outstanding at December 31, 2018, 2017 and 2016, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2018, 2017 and 2016, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs.
The components of the income tax benefit (provision) for the years ended December 31, 2018, 2017 and 2016 are comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$22	$(859)	$(656)
State	(310)	(344)	(251)
Deferred:
Federal	400	—	—
State	(20)	10	(182)
Total Income Tax Benefit (Provision)	$92	$(1,193)	$(1,089)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Impairment of Real Estate	$1,107	$1,267
Other - Temporary Differences	584	233
Valuation Allowance	(840)	(984)
Total Deferred Income Tax Assets, Net of Allowance	$851	$516
Straight-line Rent	$(39)	$(40)
Basis Difference - Real Estate Properties	(424)	(488)
Other - Temporary Differences	(192)	(172)
Total Deferred Income Tax Liabilities	$(655)	$(700)
Total Net Deferred Income Tax Assets (Liabilities)	$196	$(184)
A valuation allowance is recorded if we believe it is more likely than not that all or some portion of our deferred income tax assets will not be realized. We do not have projections of future taxable income or other sources of taxable income in one of the TRSs significant enough to allow us to believe it is more likely than not that we will realize our deferred income tax assets. Therefore, we have recorded a valuation allowance against the deferred income tax assets within that TRS. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred income tax assets, is included in the current income tax provision.

The income tax benefit (provision) pertaining to income before taxes of the TRSs differs from the amounts computed by applying the applicable federal statutory rate as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Tax Benefit (Provision) at Federal Rate	$436	$(1,416)	$(1,764)
Change in Federal Tax Rate	—	(609)	—
State Tax Provision, Net of Federal Benefit	(417)	(376)	(462)
Change in Valuation Allowance	144	1,197	1,256
Other	(71)	11	(119)
Net Income Tax Benefit (Provision)	$92	$(1,193)	$(1,089)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2018, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2015 and thereafter.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2018, 2017 and 2016, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2018	As a Percentage of Distributions	2017	As a Percentage of Distributions	2016	As a Percentage of Distributions
Ordinary Income (A)	$0.6858	78.83%	$0.6552	74.23%	$0.6935	82.53%
Unrecaptured Section 1250 Gain	0.1497	17.21%	0.1627	18.43%	0.1130	13.45%
Capital Gain	0.0330	3.79%	0.0648	7.34%	0.0066	0.78%
Qualified Dividend	0.0015	0.17%	—	0.00%	—	0.00%
Return of Capital	—	0.00%	—	0.00%	0.0272	3.24%
	$0.8700	100.00%	$0.8827	100.00%	$0.8403	100.00%
(A) For the year ended December 31, 2018, the Code Section 199A dividend is equal to the total ordinary income dividend.
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2018 are approximately as follows:

2019	$305,689
2020	288,817
2021	244,743
2022	205,097
2023	169,243
Thereafter	451,151
Total	$1,664,740
11. Benefit Plans
Stock Based Compensation
The Company maintains a stock incentive plan (the "Stock Incentive Plan"), which is administered by the Compensation Committee of the Board of Directors. Officers, certain employees and the Company's independent directors generally are eligible to participate in the Stock Incentive Plan. Awards made under the Stock Incentive Plan can be in the form of restricted stock awards, restricted stock unit awards, performance share awards, dividend equivalent rights, non-statutory stock options and stock appreciation rights. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2018, awards covering 1.6 million shares of common stock were available to be granted under the Stock Incentive Plan.
Restricted Stock or Restricted Unit Awards
For the years ended December 31, 2018, 2017 and 2016, the Company awarded 211,890, 260,685 and 308,373 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $6,068, $6,871 and $6,047 on the date such awards were approved by either the Compensation Committee of the Board of Directors or the Company's stockholders of the Stock Incentive Plan, as the case may be. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company awarded 15,169, 15,108 and 14,460 shares, respectively, of restricted stock to non-employee members of the Board of Directors, which had a fair value of $490, $420 and $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2017 and 2016, we recognized $1,590 and $1,710, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the years ended December 31, 2018 and 2017, the Company granted to certain employees 179,288 and 195,951 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,381 and $2,473 on the grant date. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.

The fair values of the LTIP Unit Awards at issuance were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected dividend yield	2.67%	2.71%
Expected volatility - range used	15.83% - 17.87%	21.50% - 21.80%
Expected volatility - weighted average	17.02%	21.68%
Risk-free interest rate	1.57% - 2.04%	0.66% - 1.58%
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
For the years ended December 31, 2018, 2017 and 2016, we recognized $7,586, $8,611 and $7,371, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was $472 for the year ended December 31, 2018 and was not significant for the years ended December 31, 2017 and 2016. At December 31, 2018, we had $8,306 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.88 years.
Restricted stock or restricted Unit award and LTIP Unit Award transactions for the year ended December 31, 2018 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,112,828	$15.31
Issued	406,347	$22.00
Forfeited	(48,823)	$17.47
Vested	(469,533)	$15.55
Outstanding at December 31, 2018	1,000,819	$17.81
401(k)/Profit Sharing Plan
Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions and the Company may make, but is not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2018, 2017 and 2016, total expense related to matching contributions was $688, $518 and $509, respectively.
12. Derivative Instruments
Our objectives in using derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use derivative instruments as part of our interest rate risk management strategy. Derivative instruments designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
During December 2018, in anticipation of issuing long-term debt in the future, we entered into two treasury locks with an aggregate notional value of $100,000 to manage our exposure to changes in the ten year U.S. Treasury rate (the "2018 Treasury Locks"). The 2018 Treasury Locks fix the ten year U.S. Treasury rate at a weighted average of 2.93% and cash settle on or before April 30, 2019. We designated the 2018 Treasury Locks as cash flow hedges.
In connection with the originations of the Unsecured Term Loans (see Note 4), we entered into interest rate swaps to manage our exposure to changes in the one month LIBOR rate. The four interest rate swaps, which fix the variable rate of the 2014 Unsecured Term Loan, have an aggregate notional value of $200,000, mature on January 29, 2021 and fix the LIBOR rate at a weighted average rate of 2.29% (the "2014 Swaps"). The six interest rate swaps, which fix the variable rate of the 2015 Unsecured Term Loan, have an aggregate notional value of $260,000, mature on September 12, 2022 and fix the LIBOR rate at a weighted average rate of 1.79% (the "2015 Swaps"). We designated the 2014 Swaps and 2015 Swaps as cash flow hedges.

In September 2017, we entered into two treasury locks (the "2017 Treasury Locks"), with an aggregate notional value of $100,000, in order to fix the interest rate on an anticipated unsecured debt offering. The Treasury Locks fixed the ten year U.S. Treasury rate at a weighted average rate of approximately 2.18%. Since we did not designate the 2017 Treasury Locks as hedges the change in the fair value of the 2017 Treasury Locks was recorded within the consolidated statement of operations. During the year ended December 31, 2017 we settled the 2017 Treasury Locks and recognized $1,896 in the line item Settlement Gain on Derivative Instruments.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2018, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps, the 2015 Swaps and the 2018 Treasury Locks, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2014 Swaps	$751	—	$751	—
2015 Swaps	$5,893	—	$5,893	—

Liabilities:
2018 Treasury Locks	$(2,162)	—	$(2,162)	—
There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps and the 2018 Treasury Locks during the year ended December 31, 2018.
The estimated fair value of the 2014 Swaps, the 2015 Swaps and the 2018 Treasury Locks was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2014 Swaps, the 2015 Swaps and the 2018 Treasury Locks fell within Level 2 of the fair value hierarchy.
13. Related Party Transactions
During the year ended December 31, 2018, we recognized fees of $113 from the Joint Venture related to asset management services provided to the Joint Venture. At December 31, 2018, we had a receivable from the Joint Venture of $38.
At December 31, 2018 and 2017, the Operating Partnership had receivable balances of $10,118 and $10,129, respectively, from a direct wholly-owned subsidiary of the Company.

14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
Five properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price. None of the tenant purchase options have been exercised.
At December 31, 2018, we had outstanding letters of credit and performance bonds in the aggregate amount of $18,573.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2018, we had seven industrial properties totaling approximately 2.8 million square feet of GLA under construction. The estimated total investment as of December 31, 2018 is approximately $189,400 (unaudited). Of this amount, approximately $140,300 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
Ground and Operating Lease Commitments
For the years ended December 31, 2018, 2017 and 2016, we recognized $1,566, $1,419 and $1,380, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2018 are as follows:

2019	$1,464
2020	1,536
2021	1,503
2022	1,465
2023	1,329
Thereafter	29,025
Total	$36,322

15. Subsequent Events
On January 25, 2019 we acquired one land parcel for a purchase price of $1,760, excluding costs incurred in conjunction with the acquisition.
On  February 4, 2019 we acquired one industrial property for a purchase price of $12,258, excluding costs incurred in conjunction with the acquisition.

16. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$99,771	$98,845	$100,256	$105,082
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$36,292	$45,209	$30,911	$50,827
Net Income Allocable to Participating Securities	(97)	(151)	(101)	(164)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$36,195	$45,058	$30,810	$50,663
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.30	$0.36	$0.24	$0.40
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.30	$0.36	$0.24	$0.40
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	119,846	123,616	125,768	125,897
Weighted Average Shares - Diluted	120,211	124,085	126,130	126,249

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,383	$97,579	$99,310	$102,130
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$22,709	$37,562	$43,198	$97,987
Net Income Allocable to Participating Securities	(67)	(129)	(145)	(331)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$22,642	$37,433	$43,053	$97,656
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.32	$0.36	$0.82
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.32	$0.36	$0.81
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	116,837	117,299	119,446	119,462
Weighted Average Shares - Diluted	117,261	117,779	119,990	120,076

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$99,771	$98,845	$100,256	$105,082
Net Income Available to Unitholders and Participating Securities	$37,443	$46,382	$31,508	$51,913
Net Income Allocable to Participating Securities	(97)	(151)	(101)	(164)
Net Income Available to Unitholders	$37,346	$46,231	$31,407	$51,749
Basic EPU:
Net Income Available to Unitholders	$0.30	$0.36	$0.24	$0.40
Diluted EPU:
Net Income Available to Unitholders	$0.30	$0.36	$0.24	$0.40
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	123,729	126,832	128,526	128,526
Weighted Average Units - Diluted	124,094	127,301	128,888	128,878

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,383	$97,579	$99,310	$102,130
Net Income Available to Unitholders and Participating Securities	$23,464	$38,827	$44,613	$101,254
Net Income Allocable to Participating Securities	(66)	(129)	(145)	(331)
Net Income Available to Unitholders	$23,398	$38,698	$44,468	$100,923
Basic EPU:
Net Income Available to Unitholders	$0.19	$0.32	$0.36	$0.82
Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.32	$0.36	$0.81
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	120,877	121,339	123,483	123,483
Weighted Average Units - Diluted	121,301	121,819	124,027	124,097

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
Properties (b)		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	—	779	4,544	(669)	345	4,309	4,654	2,573	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,666	726	5,796	6,522	3,072	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,929	828	6,311	7,139	3,522	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,088	1,157	7,861	9,018	4,320	1994
5570 Tulane Drive	Atlanta, GA	2,055	527	2,984	1,255	546	4,220	4,766	2,114	1996
955 Cobb Place	Kennesaw, GA	2,688	780	4,420	1,032	804	5,428	6,232	2,783	1997
1005 Sigman Road	Conyers, GA	2,125	566	3,134	1,226	574	4,352	4,926	1,804	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	860	459	3,357	3,816	1,476	1999
3060 South Park Blvd	Ellenwood, GA	—	1,600	12,464	3,202	1,604	15,662	17,266	5,925	2003
175 Greenwood Industrial Parkway	McDonough, GA	3,987	1,550	—	7,695	1,550	7,695	9,245	2,824	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	447	740	4,069	4,809	3,405	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	127	513	1,374	1,887	610	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	332	715	2,638	3,353	1,309	2005
5356 E. Ponce De Leon	Stone Mountain, GA	—	604	3,888	572	610	4,454	5,064	2,515	2005
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	529	402	2,315	2,717	1,053	2005
1755 Enterprise Drive	Buford, GA	1,127	712	2,118	(217)	716	1,897	2,613	890	2006
4555 Atwater Court	Buford, GA	1,980	881	3,550	161	885	3,707	4,592	1,517	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,560)	467	2,424	2,891	1,037	2007
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	2,890	2,594	24,606	27,200	7,718	2007
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	808	2,428	2,695	5,123	1,032	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,056	2,502	17,055	19,557	1,149	2016
Baltimore
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	187	3,208	8,366	11,574	2,466	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(903)	2,206	8,437	10,643	2,723	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	195	1,038	3,306	4,344	1,776	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	476	938	2,985	3,923	1,470	2005
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	67	919	1,504	2,423	762	2005
10709 Gilroy Road	Hunt Valley, MD	1,777	913	2,705	(86)	913	2,619	3,532	1,740	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	795	1,136	4,589	5,725	2,402	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	1,051	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION as of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	13,331	2,823	13,418	16,241	4,486	2008
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	1,514	3,411	18,658	22,069	2,614	2015
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	146	5,959	30,679	36,638	3,926	2015
Central/Eastern Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	—	31	994	613	200	1,438	1,638	1,385	1994
401 Russell Drive	Middletown, PA	—	262	857	1,829	287	2,661	2,948	2,243	1994
2700 Commerce Drive	Middletown, PA	—	196	997	800	206	1,787	1,993	1,587	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,692	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,209	209	1,856	2,065	1,604	1994
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	5,936	541	8,795	9,336	4,223	1997
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	5,656	1,863	18,287	20,150	6,151	2003
18212 Shawley Drive	Hagerstown, MD	—	1,000	5,847	2,800	1,016	8,631	9,647	2,544	2004
37 Valley View Drive	Jessup, PA	—	542	—	3,205	532	3,215	3,747	1,099	2004
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	401	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	2,035	1,341	9,151	10,492	5,281	2005
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	(27)	601	3,133	3,734	1,324	2005
320 Reliance Road	Washington, PA	—	201	1,819	(348)	178	1,494	1,672	943	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	7	964	5,909	6,873	3,168	2005
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	3	387	2,341	2,728	855	2006
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	(233)	443	1,347	1,790	513	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	338	2,769	17,264	20,033	7,704	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	68	316	2,330	2,646	907	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,198	2,341	12,357	14,698	3,816	2008
298 First Avenue	Covington Twp, PA	—	7,022	—	57,053	7,019	57,056	64,075	14,712	2008
225 Cross Farm Lane	York, PA	—	4,718	—	23,163	4,715	23,166	27,881	6,520	2008
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(110)	964	2,642	3,606	2,276	2008
2455 Boulevard of Generals	Norristown, PA	2,997	1,200	4,800	950	1,226	5,724	6,950	2,370	2008
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	11	4,070	14,490	18,560	4,034	2012
20 Leo Lane	York County, PA	—	6,884	—	27,480	6,889	27,475	34,364	3,411	2013
3895 Eastgate Blvd, Bldg. A	Easton, PA	—	4,855	—	17,824	4,388	18,291	22,679	1,637	2015
3895 Eastgate Blvd, Bldg. B	Easton, PA	—	3,459	—	13,818	3,128	14,149	17,277	1,419	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	30,341	13,724	30,319	44,043	179	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
122 Bordnersville Road	Jonestown, PA	—	3,165	—	10,937	3,171	10,931	14,102	—	2018
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	911	521	3,893	4,414	2,201	1994
1385 101st Street	Lemont, IL	3,465	967	5,554	1,513	968	7,066	8,034	3,907	1994
2300 Windsor Court	Addison, IL	—	688	3,943	761	696	4,696	5,392	2,660	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,299	205	2,448	2,653	1,128	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,720	2000
580 Slawin Court	Mount Prospect, IL	716	233	1,292	(27)	162	1,336	1,498	735	2000
1005 101st Street	Lemont, IL	4,761	1,200	6,643	1,619	1,220	8,242	9,462	3,321	2001
175 Wall Street	Glendale Heights, IL	1,509	427	2,363	709	433	3,066	3,499	1,113	2002
251 Airport Road	North Aurora, IL	3,491	983	—	6,403	983	6,403	7,386	2,485	2002
400 Crossroads Pkwy	Bolingbrook, IL	5,108	1,178	9,453	1,212	1,181	10,662	11,843	4,568	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,314	1,220	4,329	5,549	2,061	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	255	801	1,642	2,443	894	2005
17001 S. Vincennes	Thornton, IL	—	497	504	3	513	491	1,004	417	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(881)	1,134	3,410	4,544	1,275	2007
555 W. Algonquin Road	Arlington Heights, IL	1,849	574	741	1,951	579	2,687	3,266	1,086	2007
1501 Oakton Street	Elk Grove Village, IL	4,843	3,369	6,121	134	3,482	6,142	9,624	2,128	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	487	762	2,927	3,689	1,089	2008
8505 50th Street	Kenosha, WI	—	3,212	—	32,956	3,212	32,956	36,168	9,086	2008
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	807	4,476	16,868	21,344	3,744	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	74	4,201	17,678	21,879	3,836	2013
401 Airport Road	North Aurora, IL	—	534	1,957	12	534	1,969	2,503	381	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,116	1,943	24,116	26,059	1,652	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	1,340	1,787	8,592	10,379	678	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	234	2017
8725 31st Street	Somers, WI	—	2,133	—	26,451	2,134	26,450	28,584	1,467	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	16,729	2,598	16,726	19,324	141	2018
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,508	1,109	7,597	8,706	3,954	1996
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,294	630	5,294	5,924	2,102	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,407	779	6,407	7,186	2,606	2002
420 Wards Corner Road	Loveland, OH	—	600	1,083	1,165	606	2,242	2,848	944	2003

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
422 Wards Corner Road	Loveland, OH	—	600	1,811	443	592	2,262	2,854	878	2003
4663 Dues Drive	Westchester, OH	—	858	2,273	606	875	2,862	3,737	1,859	2005
9345 Princeton-Glendale Road	Westchester, OH	1,228	818	1,648	380	840	2,006	2,846	1,678	2006
9525 Glades Drive	Westchester, OH	—	347	1,323	240	355	1,555	1,910	669	2007
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	163	394	1,905	2,299	534	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	447	397	2,986	3,383	1,063	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	202	508	3,348	3,856	1,165	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	285	548	3,322	3,870	1,254	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	1,104	627	5,103	5,730	2,408	2007
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	6,203	681	11,838	603	691	12,431	13,122	5,315	2006
30333 Emerald Valley Parkway	Glenwillow, OH	—	466	5,447	(615)	475	4,823	5,298	1,898	2006
7800 Cochran Road	Glenwillow, OH	3,598	972	7,033	338	991	7,352	8,343	3,145	2006
7900 Cochran Road	Glenwillow, OH	3,382	775	6,244	137	792	6,364	7,156	2,789	2006
7905 Cochran Road	Glenwillow, OH	3,627	920	6,174	114	922	6,286	7,208	2,464	2006
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	465	2,496	7,238	9,734	3,825	2008
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,140	172	2,152	2,324	743	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	416	142	1,261	1,403	615	1997
900-906 Great Southwest Parkway	Arlington, TX	—	237	1,342	479	270	1,788	2,058	893	1997
3000 West Commerce	Dallas, TX	—	456	2,584	1,156	469	3,727	4,196	1,959	1997
405-407 113th	Arlington, TX	—	181	1,026	456	185	1,478	1,663	717	1997
816 111th Street	Arlington, TX	—	251	1,421	172	258	1,586	1,844	796	1997
1602-1654 Terre Colony	Dallas, TX	—	458	2,596	864	468	3,450	3,918	1,559	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	407	316	2,436	2,752	987	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	546	443	2,974	3,417	1,282	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	404	255	2,640	2,895	1,312	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	568	442	3,041	3,483	1,238	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	625	507	3,463	3,970	1,372	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	356	306	2,226	2,532	928	2001
2015 McKenzie Drive	Carrolton, TX	1,830	510	2,891	471	516	3,356	3,872	1,497	2001

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
2009 McKenzie Drive	Carrolton, TX	1,734	476	2,699	494	481	3,188	3,669	1,389	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,118	629	4,640	5,269	1,749	2002
Plano Crossing Bus. Park	Plano, TX	6,682	1,961	11,112	1,062	1,981	12,154	14,135	4,912	2002
825-827 Avenue H	Arlington, TX	2,012	600	3,006	393	604	3,395	3,999	1,703	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	257	302	1,759	2,061	811	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	(40)	704	3,465	4,169	1,393	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	852	604	3,694	4,298	1,412	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	3,776	1,000	5,012	1,491	1,006	6,497	7,503	2,662	2004
2401-2407 Centennial Drive	Arlington, TX	1,781	600	2,534	634	604	3,164	3,768	1,485	2004
3111 West Commerce Street	Dallas, TX	3,111	1,000	3,364	1,818	1,011	5,171	6,182	2,483	2004
13800 Senlac Drive	Farmers Branch, TX	2,416	823	4,042	(63)	825	3,977	4,802	2,003	2005
801-831 S Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	367	2,586	16,918	19,504	11,279	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	339	601	3,664	4,265	1,901	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	56	481	2,826	3,307	1,628	2005
3301 Century Circle	Irving, TX	—	760	3,856	(142)	771	3,703	4,474	1,260	2007
3901 W Miller Road	Garland, TX	—	1,912	—	15,135	1,947	15,100	17,047	4,926	2008
1251 North Cockrell Hill Road	Dallas, TX	—	2,064	—	13,553	1,073	14,544	15,617	1,625	2015
1171 North Cockrell Hill Road	Dallas, TX	—	1,215	—	10,972	632	11,555	12,187	1,171	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	8,082	1,349	8,034	9,383	1,147	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	556	2015
2250 East Bardin Road	Arlington, TX	—	1,603	—	10,465	1,603	10,465	12,068	1,041	2016
Denver
4785 Elati	Denver, CO	—	173	981	396	175	1,375	1,550	586	1997
4770 Fox Street	Denver, CO	—	132	750	321	134	1,069	1,203	492	1997
3851-3871 Revere	Denver, CO	—	361	2,047	483	368	2,523	2,891	1,291	1997
4570 Ivy Street	Denver, CO	—	219	1,239	111	220	1,349	1,569	702	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	183	290	1,811	2,101	952	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	327	380	2,452	2,832	1,285	1997
5977 North Broadway	Denver, CO	—	268	1,518	518	271	2,033	2,304	1,005	1997
5952-5978 North Broadway	Denver, CO	—	414	2,346	704	422	3,042	3,464	1,552	1997
4721 Ironton Street	Denver, CO	—	232	1,313	352	236	1,661	1,897	831	1997

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
7003 E 47th Ave Drive	Denver, CO	—	441	2,689	19	441	2,708	3,149	1,472	1997
9500 West 49th Street - A	Wheatridge, CO	992	283	1,625	189	287	1,810	2,097	947	1997
9500 West 49th Street - B	Wheatridge, CO	822	225	1,272	241	227	1,511	1,738	739	1997
9500 West 49th Street - C	Wheatridge, CO	2,131	600	3,409	498	601	3,906	4,507	2,022	1997
9500 West 49th Street - D	Wheatridge, CO	1,029	246	1,537	394	247	1,930	2,177	1,013	1997
451-591 East 124th Avenue	Thornton, CO	—	383	2,145	392	383	2,537	2,920	1,371	1997
6547 South Racine Circle	Centennial, CO	2,614	739	4,241	486	739	4,727	5,466	2,384	1997
11701 East 53rd Avenue	Denver, CO	—	416	2,355	297	422	2,646	3,068	1,372	1997
5401 Oswego	Denver, CO	—	273	1,547	234	278	1,776	2,054	942	1997
445 Bryant Street	Denver, CO	7,511	1,829	10,219	2,878	1,829	13,097	14,926	6,083	1998
12055 E 49th Ave/4955 Peoria	Denver, CO	—	298	1,688	505	305	2,186	2,491	1,066	1998
4940-4950 Paris	Denver, CO	—	152	861	260	156	1,117	1,273	529	1998
7367 South Revere Parkway	Centennial, CO	—	926	5,124	1,196	934	6,312	7,246	3,114	1998
8200 East Park Meadows Drive	Lone Tree, CO	4,955	1,297	7,348	1,202	1,304	8,543	9,847	3,682	2000
3250 Quentin Street	Aurora, CO	—	1,220	6,911	897	1,230	7,798	9,028	3,445	2000
8020 Southpark Circle	Littleton, CO	—	739	—	3,170	781	3,128	3,909	1,276	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,789	370	1,731	2,101	718	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	343	372	2,227	2,599	887	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,139	1,304	7,509	8,813	3,081	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	175	572	3,354	3,926	1,401	2004
3400 Fraser Street	Aurora, CO	1,948	616	3,593	(134)	620	3,455	4,075	1,439	2005
7005 E. 46th Avenue Drive	Denver, CO	1,323	512	2,025	229	517	2,249	2,766	830	2005
4001 Salazar Way	Frederick, CO	3,340	1,271	6,508	(713)	1,276	5,790	7,066	1,996	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	129	500	1,392	1,892	856	2006
21301 E. 33rd Drive	Aurora, CO	6,526	2,860	8,202	924	2,859	9,127	11,986	821	2017
Detroit
47461 Clipper	Plymouth Township, MI	—	122	723	159	122	882	1,004	498	1994
449 Executive Drive	Troy, MI	—	125	425	984	218	1,316	1,534	1,220	1994
1416 Meijer Drive	Troy, MI	—	94	394	477	121	844	965	725	1994
1624 Meijer Drive	Troy, MI	—	236	1,406	1,093	373	2,362	2,735	2,241	1994
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,859	1994
1707 Northwood Drive	Troy, MI	—	95	262	1,409	239	1,527	1,766	1,352	1994
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	566	1994

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	580	1994
2730 Research Drive	Rochester Hills, MI	—	903	4,215	831	903	5,046	5,949	4,707	1994
2791 Research Drive	Rochester Hills, MI	—	557	2,731	687	560	3,415	3,975	2,810	1994
2871 Research Drive	Rochester Hills, MI	—	324	1,487	412	327	1,896	2,223	1,610	1994
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	356	279	1,614	1,893	1,488	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	723	219	1,695	1,914	1,153	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	432	138	1,019	1,157	802	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	368	185	1,180	1,365	986	1994
23014 Commerce Drive	Farmington Hills, MI	—	39	203	189	56	375	431	346	1994
23035 Commerce Drive	Farmington Hills, MI	—	71	355	291	93	624	717	544	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,337	295	2,277	2,572	1,982	1994
23135 Commerce Drive	Farmington Hills, MI	—	146	701	312	158	1,001	1,159	936	1994
23163 Commerce Drive	Farmington Hills, MI	—	111	513	393	138	879	1,017	819	1994
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	689	254	1,617	1,871	1,496	1994
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,774	612	7,174	7,786	3,730	1995
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	241	267	1,674	1,941	896	1996
32975 Capitol Avenue	Livonia, MI	—	135	748	(65)	77	741	818	362	1998
11923 Brookfield Avenue	Livonia, MI	—	120	665	(306)	32	447	479	305	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	579	575	3,526	4,101	1,733	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(234)	58	606	664	369	1998
1775 Bellingham	Troy, MI	—	344	1,902	439	367	2,318	2,685	1,119	1998
1785 East Maple	Troy, MI	—	92	507	210	98	711	809	341	1998
980 Chicago Road	Troy, MI	—	206	1,141	333	220	1,460	1,680	706	1998
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	589	223	1,733	1,956	945	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,342	1,371	8,400	9,771	4,244	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	772	721	4,463	5,184	2,227	1998
750 Chicago Road	Troy, MI	—	323	1,790	404	345	2,172	2,517	1,107	1998
800 Chicago Road	Troy, MI	—	283	1,567	380	302	1,928	2,230	963	1998
850 Chicago Road	Troy, MI	—	183	1,016	279	196	1,282	1,478	623	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	481	1,412	5,852	7,264	2,884	1999
1400 Allen Drive	Troy, MI	—	209	1,154	393	212	1,544	1,756	658	2000

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
1408 Allen Drive	Troy, MI	—	151	834	104	153	936	1,089	416	2000
28435 Automation Blvd	Wixom, MI	—	621	—	3,661	628	3,654	4,282	1,284	2004
32200 North Avis Drive	Madison Heights, MI	—	503	3,367	(921)	195	2,754	2,949	917	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	175	685	2,185	2,870	1,263	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,415	1,090	5,705	6,795	2,842	2006
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(456)	734	1,596	2,330	748	2006
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	641	278	2,176	2,454	1,019	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,499	425	3,830	4,255	1,603	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	444	233	1,725	1,958	813	1997
8505 North Loop East	Houston, TX	—	439	2,489	613	449	3,092	3,541	1,535	1997
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,220	611	4,571	5,182	2,317	1997
4851 Homestead Road	Houston, TX	2,198	491	2,782	1,377	504	4,146	4,650	2,055	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	486	290	2,091	2,381	999	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,078	470	3,679	4,149	1,790	1997
4300 Pine Timbers	Houston, TX	2,235	489	2,769	1,183	499	3,942	4,441	1,844	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,200	792	6,516	7,308	2,866	1997
6550 Longpointe	Houston, TX	—	362	2,050	924	370	2,966	3,336	1,399	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	2,105	531	4,822	5,353	2,106	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	899	251	2,187	2,438	1,007	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,699	616	5,844	6,460	2,698	1997
11505 State Highway 225	La Porte, TX	—	940	4,675	10	940	4,685	5,625	1,785	2005
1500 East Main Street	La Porte, TX	—	201	1,328	(91)	204	1,234	1,438	1,147	2005
7230-7238 Wynnwood	Houston, TX	—	254	764	249	259	1,008	1,267	602	2007
7240-7248 Wynnwood	Houston, TX	—	271	726	333	276	1,054	1,330	556	2007
7250-7260 Wynnwood	Houston, TX	—	200	481	1,501	203	1,979	2,182	690	2007
6400 Long Point	Houston, TX	—	188	898	132	188	1,030	1,218	475	2007
7967 Blankenship	Houston, TX	—	307	1,166	374	307	1,540	1,847	676	2010
8800 City Park Loop East	Houston, TX	—	3,717	19,237	(535)	3,717	18,702	22,419	5,561	2011
4800 West Greens Road	Houston, TX	—	3,350	—	16,757	3,312	16,795	20,107	2,497	2014
611 East Sam Houston Parkway S	Pasadena, TX	—	1,970	7,431	1,313	2,013	8,701	10,714	824	2015

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
619 East Sam Houston Parkway S	Pasadena, TX	—	2,879	11,713	778	2,876	12,494	15,370	1,203	2015
6913 Guhn Road	Houston, TX	—	1,367	—	6,301	1,367	6,301	7,668	—	2018
607 East Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	—	2,076	11,674	13,750	2	2018
615 East Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	—	4,265	11,983	16,248	—	2018
Indianapolis
2900 North Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	7,351	2,057	20,916	22,973	10,005	1996
1445 Brookville Way	Indianapolis, IN	—	459	2,603	1,421	476	4,007	4,483	1,978	1996
1440 Brookville Way	Indianapolis, IN	—	665	3,770	956	685	4,706	5,391	2,454	1996
1240 Brookville Way	Indianapolis, IN	—	247	1,402	465	258	1,856	2,114	952	1996
1345 Brookville Way	Indianapolis, IN	—	586	3,321	1,718	601	5,024	5,625	2,584	1996
1350 Brookville Way	Indianapolis, IN	—	205	1,161	513	212	1,667	1,879	791	1996
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	244	86	699	785	341	1996
6951 East 30th Street	Indianapolis, IN	—	256	1,449	507	265	1,947	2,212	962	1996
6701 East 30th Street	Indianapolis, IN	—	78	443	98	82	537	619	301	1996
6737 East 30th Street	Indianapolis, IN	—	385	2,181	669	398	2,837	3,235	1,455	1996
6555 East 30th Street	Indianapolis, IN	—	484	4,760	2,699	484	7,459	7,943	3,530	1996
7901 West 21st Street	Indianapolis, IN	—	1,048	6,027	426	1,048	6,453	7,501	3,358	1997
1225 Brookville Way	Indianapolis, IN	—	60	—	432	68	424	492	218	1997
6751 East 30th Street	Indianapolis, IN	—	728	2,837	457	741	3,281	4,022	1,716	1997
6575 East 30th Street	Indianapolis, IN	—	118	—	2,160	128	2,150	2,278	980	1998
6585 East 30th Street	Indianapolis, IN	—	196	—	3,223	196	3,223	3,419	1,618	1998
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,595	743	3,499	4,242	1,094	2007
6635 East 30th Street	Indianapolis, IN	—	466	3,093	82	466	3,175	3,641	352	2016
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	207	912	2,086	2,998	823	2007
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	27	834	2,745	3,579	910	2007
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	255	942	2,705	3,647	999	2007
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	50	1,112	3,156	4,268	1,064	2007
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	359	951	3,434	4,385	1,108	2007
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	60	1,097	3,363	4,460	1,046	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	3,874	864	7,295	8,159	2,729	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
12601 &12605 NW 115th Avenue	Medley, FL	—	2,039	—	344	674	1,709	2,383	421	2008
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	10	3,111	4,644	7,755	512	2016
2500 NW 19th Street	Pompano Beach, FL	—	8,824	11,660	229	8,824	11,889	20,713	939	2017
Milwaukee
5355 South Westridge Drive	New Berlin, WI	4,135	1,630	7,058	(39)	1,646	7,003	8,649	2,293	2004
17005 West Ryerson Road	New Berlin, WI	2,247	403	3,647	415	405	4,060	4,465	2,383	2005
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(441)	1,528	626	2,154	567	2005
16600 West Glendale Avenue	New Berlin, WI	1,577	704	1,923	710	715	2,622	3,337	2,031	2006
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	17,020	1,204	17,004	18,208	5,186	2008
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	1,645	1,358	8,622	13,263	1,519	21,724	23,243	13,901	1994
1030 Lone Oak Road	Eagan, MN	1,877	456	2,703	813	456	3,516	3,972	2,025	1994
1060 Lone Oak Road	Eagan, MN	2,438	624	3,700	834	624	4,534	5,158	2,608	1994
5400 Nathan Lane	Plymouth, MN	—	749	4,461	869	757	5,322	6,079	3,038	1994
6655 Wedgewood Road	Maple Grove, MN	—	1,466	8,342	6,232	1,466	14,574	16,040	7,621	1994
10120 West 76th Street	Eden Prairie, MN	—	315	1,804	1,043	315	2,847	3,162	1,554	1995
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	1,037	1995
5775 12th Avenue	Shakopee, MN	3,251	590	—	5,871	590	5,871	6,461	2,176	1998
1157 Valley Park Drive	Shakopee, MN	4,061	760	—	7,734	888	7,606	8,494	3,203	1999
9600 West 76th Street	Eden Prairie, MN	1,918	1,000	2,450	67	1,034	2,483	3,517	893	2004
9700 West 76th Street	Eden Prairie, MN	2,223	1,000	2,709	368	1,038	3,039	4,077	995	2004
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	(468)	1,510	7,850	9,360	2,322	2004
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	600	1,009	2,190	3,199	1,400	2005
1087 Park Place	Shakopee, MN	2,939	1,195	4,891	(246)	1,198	4,642	5,840	1,646	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	13	1,395	8,159	9,554	2,660	2005
4701 Valley Industrial Blvd S	Shakopee, MN	4,167	1,296	7,157	(172)	1,299	6,982	8,281	3,733	2005
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	1,273	665	4,456	5,121	2,102	2006
7035 Winnetka Avenue North	Brooklyn Park, MN	4,218	1,275	—	7,545	1,343	7,477	8,820	2,305	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	914	2008
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	—	2,289	7,952	10,241	3,062	2010
375 Rivertown Drive	Woodbury, MN	6,993	2,635	8,157	1,224	2,635	9,381	12,016	2,184	2014

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
935 Aldrin Drive	Eagan, MN	5,188	2,096	7,884	439	2,096	8,323	10,419	1,652	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,567	1,634	7,556	9,190	818	2014
7051 West Broadway	Brooklyn Park, MN	3,358	1,275	—	5,828	1,279	5,824	7,103	592	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	635	493	3,416	3,909	1,649	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	689	365	2,724	3,089	1,197	1999
1740 River Hills Drive	Nashville, TN	2,537	848	4,383	652	888	4,995	5,883	2,669	2005
211 Ellery Court	Nashville, TN	1,658	606	3,192	(289)	616	2,893	3,509	1,052	2007
130 Maddox Road	Mount Juliet, TN	—	1,778	—	23,914	1,778	23,914	25,692	5,963	2008
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	858	503	3,573	4,076	1,682	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	838	593	4,057	4,650	2,032	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	582	375	2,635	3,010	1,270	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	606	377	2,638	3,015	1,314	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	530	362	2,483	2,845	1,252	1997
20 World's Fair Drive Lot 13	Somerset, NJ	—	9	—	2,630	691	1,948	2,639	847	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,032	978	6,514	7,492	2,799	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	472	479	3,153	3,632	1,409	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	256	262	1,725	1,987	765	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	519	965	5,925	6,890	2,635	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	514	970	5,944	6,914	2,638	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,401	1,534	9,916	11,450	4,442	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	317	396	2,516	2,912	1,113	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	659	901	5,658	6,559	2,491	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	692	1,154	7,098	8,252	3,106	2000
2500 Main Street	Sayreville, NJ	—	944	—	4,475	944	4,475	5,419	1,768	2002
2400 Main Street	Sayreville, NJ	—	996	—	5,435	996	5,435	6,431	1,940	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	429	2003
309-313 Pierce Street	Somerset, NJ	2,818	1,300	4,628	606	1,309	5,225	6,534	2,005	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,209	9,730	26,209	35,939	1,486	2016
301 Bordentown Hedding Road	Bordentown, NJ	—	3,983	15,881	9	3,984	15,889	19,873	806	2017

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
302 Bordentown Hedding Road	Bordentown, NJ	—	2,738	8,190	—	2,738	8,190	10,928	89	2018
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	237	920	4,839	5,759	1,803	2005
8751 Skinner Court	Orlando, FL	4,243	1,691	7,249	(5)	1,692	7,243	8,935	694	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	56	2,094	10,500	12,594	924	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	4	1,321	6,180	7,501	311	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	—	1,031	6,406	7,437	231	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	158	2018
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	627	396	2,781	3,177	1,248	1999
50 South 56th Street	Chandler, AZ	—	1,206	3,218	1,379	1,252	4,551	5,803	2,112	2004
245 West Lodge	Tempe, AZ	—	898	3,066	(2,153)	362	1,449	1,811	536	2007
1590 East Riverview Drive	Phoenix, AZ	—	1,293	5,950	(267)	1,292	5,684	6,976	1,478	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	5,439	2,563	9,388	(445)	2,563	8,943	11,506	2,206	2008
8716 West Ludlow Drive	Peoria, AZ	6,721	2,709	10,970	540	2,709	11,510	14,219	2,942	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	316	1,719	4,786	6,505	1,489	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,124	1,923	9,910	11,833	2,890	2008
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	1,072	2014
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	433	2014
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	423	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,645	4,315	16,645	20,960	1,306	2015
16601 West Sells Drive	Goodyear, AZ	—	24,743	—	19,087	24,803	19,027	43,830	873	2017
16560 West Sells Drive	Goodyear, AZ	—	6,259	—	23,287	6,269	23,277	29,546	406	2018
Seattle
1901 Raymond Ave SW	Renton, WA	—	4,458	2,659	532	4,594	3,055	7,649	1,074	2008
19014 64th Avenue South	Kent, WA	2,770	1,990	3,979	456	2,042	4,383	6,425	1,820	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	310	1,258	2,220	3,478	995	2008
6407 S 210th Street	Kent, WA	—	1,737	3,508	—	1,737	3,508	5,245	128	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	—	3,766	4,457	8,223	—	2018
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	2,697	1,746	3,148	465	1,822	3,537	5,359	1,861	2005
2000 Vista Bella Way	Rancho Dominguez, CA	1,174	817	1,673	232	853	1,869	2,722	996	2005
2835 East Ana Street	Rancho Dominguez, CA	2,288	1,682	2,750	409	1,772	3,069	4,841	1,674	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	4,263	2,124	5,219	2,542	2,143	7,742	9,885	2,100	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
27801 Avenue Scott	Santa Clarita, CA	5,086	2,890	7,020	196	2,902	7,204	10,106	2,889	2006
2610 & 2660 Columbia Street	Torrance, CA	3,927	3,008	5,826	271	3,031	6,074	9,105	2,376	2006
433 Alaska Avenue	Torrance, CA	—	681	168	3	684	168	852	111	2006
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	5,239	2006
2325 Camino Vida Roble	Carlsbad, CA	1,785	1,441	1,239	594	1,446	1,828	3,274	692	2006
2335 Camino Vida Roble	Carlsbad, CA	979	817	762	216	821	974	1,795	448	2006
2345 Camino Vida Roble	Carlsbad, CA	637	562	456	151	565	604	1,169	270	2006
2355 Camino Vida Roble	Carlsbad, CA	556	481	365	174	483	537	1,020	287	2006
2365 Camino Vida Roble	Carlsbad, CA	1,022	1,098	630	146	1,102	772	1,874	418	2006
2375 Camino Vida Roble	Carlsbad, CA	1,213	1,210	874	140	1,214	1,010	2,224	458	2006
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	733	2,895	2,654	5,549	1,075	2006
13100 Gregg Street	Poway, CA	2,889	1,040	4,160	913	1,073	5,040	6,113	2,344	2007
21730-21748 Marilla Street	Chatsworth, CA	2,518	2,585	3,210	44	2,608	3,231	5,839	1,374	2007
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,444	2007
3365 E. Slauson	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,144	2007
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,305	20,144	15,160	35,304	5,539	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	45	1,441	818	2,259	364	2007
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(722)	675	678	1,353	272	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	315	2007
1280 Rancho Conejo Boulevard	Thousand Oaks, CA	2,326	2,043	3,408	(59)	2,051	3,341	5,392	894	2007
1290 Rancho Conejo Boulevard	Thousand Oaks, CA	1,957	1,754	2,949	(165)	1,761	2,777	4,538	746	2007
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	721	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	574	2,565	3,084	5,649	1,244	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	303	6,090	8,176	14,266	4,319	2008
18201-18291 Santa Fe	Rancho Dominguez, CA	—	6,720	—	9,457	6,897	9,280	16,177	2,523	2008
1011 Rancho Conejo	Thousand Oaks, CA	4,341	7,717	2,518	(169)	7,752	2,313	10,065	1,109	2008
20700 Denker Avenue	Torrance, CA	5,290	5,767	2,538	1,397	5,964	3,739	9,703	2,384	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	913	2,874	3,739	6,613	1,426	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	233	8,545	7,372	15,917	1,745	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,277	6,482	28,338	34,820	4,772	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	12,343	6,382	12,346	18,728	2,789	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,620	32,540	21,616	54,156	2,925	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	(58)	—	6,773	6,773	1,577	2014
4710 Guasti Road	Ontario, CA	5,072	2,846	6,564	213	2,846	6,777	9,623	1,020	2014

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,810	6,395	25,803	32,198	3,379	2014
13414 S. Figueroa	Los Angeles, CA	3,914	1,701	—	6,580	1,887	6,394	8,281	727	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,040	4,400	8,040	12,440	1,014	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,584	2,694	4,583	7,277	560	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	4,469	2,792	4,469	7,261	528	2015
145 West 134th Street	Los Angeles, CA	—	2,901	2,285	173	2,901	2,458	5,359	397	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	1	3,182	10,644	13,826	1,257	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	54	5,034	22,149	27,183	2,433	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,556	1,274	11,556	12,830	826	2016
1445 Engineer Street	Vista, CA	—	6,816	4,417	3	6,816	4,420	11,236	600	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,474	9,381	7,294	16,675	446	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	228	4,275	8,503	12,778	424	2017
2777 Loker Avenue West	Carlsbad, CA	11,028	7,599	13,267	122	7,599	13,389	20,988	822	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,742	4,900	12,742	17,642	540	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	644	9,813	11,598	21,411	335	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	3,046	2,907	6,151	1	2,909	6,150	9,059	174	2018
3809 Ocean Ranch Boulevard	Oceanside, CA	3,279	3,140	6,964	(2)	3,141	6,961	10,102	180	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	5,132	5,438	10,278	209	5,442	10,483	15,925	281	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	57,083	17,066	57,040	74,106	237	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	3,120	1,508	3,120	4,628	51	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	11,211	3,847	11,211	15,058	299	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,273	3,107	8,273	11,380	138	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	19,177	7,099	19,177	26,276	317	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,334	5,423	13,334	18,757	194	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,290	1,873	5,290	7,163	77	2018
St. Louis
6821-6857 Hazelwood Avenue	Berkeley, MO	4,289	985	6,205	1,333	985	7,538	8,523	3,075	2003
13701 Rider Trail North	Earth City, MO	—	800	2,099	552	804	2,647	3,451	1,154	2003
1908-2000 Innerbelt	Overland, MO	6,587	1,590	9,026	1,464	1,591	10,489	12,080	5,236	2004
21-25 Gateway Commerce Center	Edwardsville, IL	—	1,874	31,958	378	1,921	32,289	34,210	10,970	2006
Tampa
5525 Johns Road	Tampa, FL	—	192	1,086	274	200	1,352	1,552	719	1997
5709 Johns Road	Tampa, FL	—	192	1,086	207	200	1,285	1,485	664	1997
5711 Johns Road	Tampa, FL	—	243	1,376	184	255	1,548	1,803	796	1997

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2018
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/18				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2018
		(In thousands)
5455 W Waters Avenue	Tampa, FL	—	307	1,742	370	326	2,093	2,419	1,056	1997
5553 W Waters Avenue	Tampa, FL	—	307	1,742	310	326	2,033	2,359	1,037	1997
5501 W Waters Avenue	Tampa, FL	—	215	871	403	242	1,247	1,489	587	1997
5503 W Waters Avenue	Tampa, FL	—	98	402	197	110	587	697	291	1997
5555 W Waters Avenue	Tampa, FL	—	213	1,206	552	221	1,750	1,971	761	1997
5557 W Waters Avenue	Tampa, FL	—	59	335	51	62	383	445	197	1997
5463 W Waters Avenue	Tampa, FL	—	497	2,751	1,462	560	4,150	4,710	1,892	1998
5461 W Waters Avenue	Tampa, FL	—	261	—	1,322	265	1,318	1,583	662	1998
5481 W Waters Avenue	Tampa, FL	—	558	—	3,570	561	3,567	4,128	1,161	1999
4908 Tampa West Boulevard	Tampa, FL	—	2,622	8,643	(814)	2,635	7,816	10,451	3,924	2005
Other
1815-1957 South 4650 West	Salt Lake City, UT	6,045	1,707	10,873	62	1,713	10,929	12,642	3,980	2006
3200 Pond Station	Jefferson County, KY	—	2,074	—	9,681	2,120	9,635	11,755	2,822	2007
581 Welltown Road/Tyson Boulevard	Winchester, VA	—	2,320	—	11,109	2,401	11,028	13,429	3,158	2007
7501 NW 106th Terrace	Kansas City, MO	—	4,152	—	13,697	4,228	13,621	17,849	3,481	2008
600 Greene Drive	Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	6,453	2008
Developments in Process
First Park Fairburn	Fairburn, GA	—	3,650	—	5,284	3,650	5,284	8,934	—	2014
First Perry Logistics Center	Perris, CA	—	1,780	—	4,550	1,788	4,542	6,330	—	2016
First Mountain Creek Distribution Center	Dallas, TX	—	4,675	—	7,468	4,779	7,364	12,143	—	2015
First Park 121 Building I	Lewisville, TX	—	3,963	—	3,421	3,963	3,421	7,384	—	2018
First Park 121 Building II	Lewisville, TX	—	2,243	—	1,938	2,243	1,938	4,181	—	2018
First Aurora Commerce Center Bldg D	Aurora, CO	—	4,881	—	8,021	4,886	8,016	12,902	—	2018
First Glacier Logistics Center	Sumner, WA	—	2,643	—	4,023	2,643	4,023	6,666	—	2018
Land Parcels
Land Parcels		2,473	167,785	3,225	33,539	163,868	40,681	204,549	4,341	—
Total		297,716	919,414	1,526,633	1,227,597	909,318	2,764,326	3,673,644	811,784

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2018
NOTES:

(a)
See description of encumbrances in Note 4 of the Notes to Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

(b)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	5 to 20 years
Tenant Improvements	Lease Term

At December 31, 2018, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.5 billion (excluding construction in progress).

The changes in investment in real estate for the three years ended December 31, are as follows:

	2018	2017	2016
	(In thousands)
Balance, Beginning of Year	$3,495,745	$3,388,611	$3,297,649
Acquisition of Real Estate Assets	162,769	168,517	108,538
Construction Costs and Improvements	190,383	137,361	167,342
Disposition of Real Estate Assets	(148,408)	(170,928)	(153,364)
Impairment of Real Estate	(2,756)	—	—
Write-off of Fully Depreciated and Other Assets	(24,089)	(27,816)	(31,554)
Balance, End of Year Including Real Estate Held for Sale	$3,673,644	$3,495,745	$3,388,611
Real Estate Held for Sale	—	—	(3,697)
Balance, End of Year Excluding Real Estate Held for Sale	$3,673,644	$3,495,745	$3,384,914

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2018	2017	2016
	(In thousands)
Balance, Beginning of Year	$789,919	$797,919	$792,501
Depreciation for Year	94,626	94,078	95,514
Disposition of Real Estate Assets	(49,144)	(78,844)	(62,634)
Write-off of Fully Depreciated and Other Assets	(23,617)	(23,234)	(27,462)
Balance, End of Year Including Real Estate Held for Sale	$811,784	$789,919	$797,919
Real Estate Held for Sale	—	—	(1,427)
Balance, End of Year Excluding Real Estate Held for Sale	$811,784	$789,919	$796,492

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 19, 2019

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 19, 2019

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 19, 2019
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 19, 2019
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 19, 2019
John Rau

/S/ MATTHEW S. DOMINSKI	Director	February 19, 2019
Matthew S. Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 19, 2019
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 19, 2019
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 19, 2019
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 19, 2019
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
Date: February 19, 2019

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 19, 2019

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 19, 2019
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 19, 2019
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 19, 2019
John Rau

/S/ MATTHEW S. DOMINSKI	Director	February 19, 2019
Matthew S. Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 19, 2019
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 19, 2019
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 19, 2019
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 19, 2019
W. Edwin Tyler