Form 10-Q
period 2019-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2019-04-26
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
At April 26, 2019, 126,484,695 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2019 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2019, the Company owned an approximate 97.8% common general partnership interest in the Operating Partnership. The remaining approximate 2.2% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership and/or recipients of LTIP Units (See Note 9) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.2% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$916,235	$909,318
Buildings and Improvements	2,714,983	2,704,850
Construction in Progress	93,767	59,476
Less: Accumulated Depreciation	(826,048)	(811,784)
Net Investment in Real Estate	2,898,937	2,861,860
Operating Lease Right-of-Use Assets	12,032	—
Cash and Cash Equivalents	20,422	43,102
Restricted Cash	10,467	7,271
Tenant Accounts Receivable, Net	6,335	5,185
Investment in Joint Venture	21,419	23,326
Deferred Rent Receivable, Net	74,099	71,079
Deferred Leasing Intangibles, Net	28,075	29,678
Prepaid Expenses and Other Assets, Net	106,868	101,190
Total Assets	$3,178,654	$3,142,691
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$222,774	$296,470
Senior Unsecured Notes, Net	544,609	544,504
Unsecured Term Loans, Net	457,073	456,809
Unsecured Credit Facility	102,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	89,576	78,665
Operating Lease Liabilities	12,369	—
Deferred Leasing Intangibles, Net	9,185	9,560
Rents Received in Advance and Security Deposits	44,965	47,927
Dividends and Distributions Payable	30,139	28,845
Total Liabilities	1,512,690	1,462,780
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 126,484,695 and 126,307,431 shares issued and outstanding)	1,265	1,263
Additional Paid-in-Capital	2,127,707	2,131,556
Distributions in Excess of Accumulated Earnings	(497,958)	(490,807)
Accumulated Other Comprehensive (Loss) Income	(2,695)	3,502
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,628,319	1,645,514
Noncontrolling Interest	37,645	34,397
Total Equity	1,665,964	1,679,911
Total Liabilities and Equity	$3,178,654	$3,142,691
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues:
Lease Revenue	$103,638	$99,040
Other Revenue	903	731
Total Revenues	104,541	99,771
Expenses:
Property Expenses	30,168	29,411
General and Administrative	6,802	8,143
Impairment of Real Estate	—	2,756
Depreciation and Other Amortization	30,055	28,315
Total Expenses	67,025	68,625
Other (Expense) Income:
(Loss) Gain on Sale of Real Estate	(208)	20,089
Interest Expense	(12,767)	(12,791)
Amortization of Debt Issuance Costs	(831)	(855)
Loss from Retirement of Debt	—	(39)
Total Other (Expense) Income	(13,806)	6,404
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	23,710	37,550
Equity in Income of Joint Venture	844	—
Income Tax Provision	(214)	(86)
Net Income	24,340	37,464
Less: Net Income Attributable to the Noncontrolling Interest	(537)	(1,172)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$23,803	$36,292
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.30
Weighted Average Shares Outstanding - Basic	126,194	119,846
Weighted Average Shares Outstanding - Diluted	126,456	120,211
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Income	$24,340	$37,464
Mark-to-Market (Loss) Gain on Derivative Instruments	(6,354)	6,525
Amortization of Derivative Instruments	24	24
Comprehensive Income	18,010	44,013
Comprehensive Income Attributable to Noncontrolling Interest	(397)	(1,378)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$17,613	$42,635
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands)

Three Months Ended March 31, 2019:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	23,803	—	537	24,340
Other Comprehensive Loss	—	—	—	(6,190)	(140)	(6,330)
Stock Based Compensation Activity	2	(611)	(1,696)	—	270	(2,035)
Common Stock Dividends and Unit Distributions	—	—	(29,258)	—	(664)	(29,922)
Reallocation - Additional Paid-in-Capital	—	(3,238)	—	—	3,238	—
Reallocation - Other Comprehensive Income	—	—	—	(7)	7	—
Balance as of March 31, 2019	$1,265	$2,127,707	$(497,958)	$(2,695)	$37,645	$1,665,964

Three Months Ended March 31, 2018:
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	36,292	—	1,172	37,464
Other Comprehensive Income	—	—	—	6,366	183	6,549
Stock Based Compensation Activity	3	(1,106)	(3,282)	—	—	(4,385)
Common Stock Dividends and Unit Distributions	—	—	(26,332)	—	(775)	(27,107)
Conversion of Limited Partner Units to Common Stock	4	5,005	—	—	(5,009)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation - Additional Paid-in-Capital	—	(292)	—	—	292	—
Balance as of March 31, 2018	$1,206	$1,970,717	$(535,169)	$7,704	$43,006	$1,487,464
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,340	$37,464
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,376	22,953
Amortization of Debt Issuance Costs	831	855
Other Amortization, including Stock Based Compensation	7,022	6,626
Impairment of Real Estate	—	2,756
Provision for Bad Debt	—	88
Equity in Income of Joint Venture	(844)	—
Distributions from Joint Venture	568	—
Loss (Gain) on Sale of Real Estate	208	(20,089)
Loss from Retirement of Debt	—	39
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(18,421)	(6,706)
Increase in Deferred Rent Receivable, Net	(3,028)	(713)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits and Operating Lease Liabilities	6,677	(6,249)
Net Cash Provided by Operating Activities	41,729	37,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(18,499)	(49,865)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(43,402)	(63,994)
Net Proceeds from Sales of Investments in Real Estate	9,793	41,691
Distributions from Joint Venture	2,175	—
Other Investing Activity	(7,048)	(3,053)
Net Cash Used in Investing Activities	(56,981)	(75,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(2,676)
Tax paid on Shares Withheld	(4,384)	(6,020)
Common Stock Dividends and Unit Distributions Paid	(28,042)	(26,565)
Repayments on Mortgage Loans Payable	(73,806)	(160,163)
Proceeds from Senior Unsecured Notes	—	300,000
Proceeds from Unsecured Credit Facility	121,000	162,000
Repayments on Unsecured Credit Facility	(19,000)	(206,500)
Net Cash (Used in) Provided by Financing Activities	(4,232)	60,076
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(19,484)	21,879
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Period	$30,889	$68,361

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$944	$1,602
Cash Paid for Operating Lease Liabilities	$268	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$12,400	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$30,139	$27,558
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$—	$(5,009)
Common Stock	—	4
Additional Paid-in-Capital	—	5,005
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$—	$11,724
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$43,002	$32,006
Write-off of Fully Depreciated Assets	$(11,176)	$(13,663)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$916,235	$909,318
Buildings and Improvements	2,714,983	2,704,850
Construction in Progress	93,767	59,476
Less: Accumulated Depreciation	(826,048)	(811,784)
Net Investment in Real Estate (including $258,041 and $260,528 related to consolidated variable interest entities, see Note 5)	2,898,937	2,861,860
Operating Lease Right-of-Use Assets	12,032	—
Cash and Cash Equivalents	20,422	43,102
Restricted Cash	10,467	7,271
Tenant Accounts Receivable, Net	6,335	5,185
Investment in Joint Venture	21,419	23,326
Deferred Rent Receivable, Net	74,099	71,079
Deferred Leasing Intangibles, Net	28,075	29,678
Prepaid Expenses and Other Assets, Net	116,933	111,298
Total Assets	$3,188,719	$3,152,799
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $13,251 and $20,497 related to consolidated variable interest entities, see Note 5)	$222,774	$296,470
Senior Unsecured Notes, Net	544,609	544,504
Unsecured Term Loans, Net	457,073	456,809
Unsecured Credit Facility	102,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	89,576	78,665
Operating Lease Liabilities	12,369	—
Deferred Leasing Intangibles, Net	9,185	9,560
Rents Received in Advance and Security Deposits	44,965	47,927
Distributions Payable	30,139	28,845
Total Liabilities	1,512,690	1,462,780
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (126,484,695 and 126,307,431 units outstanding)	1,611,556	1,619,342
Limited Partners Units (2,906,225 and 2,624,167 units outstanding)	66,389	66,246
Accumulated Other Comprehensive (Loss) Income	(2,756)	3,574
Total First Industrial L.P.'s Partners' Capital	1,675,189	1,689,162
Noncontrolling Interest	840	857
Total Partners' Capital	1,676,029	1,690,019
Total Liabilities and Partners' Capital	$3,188,719	$3,152,799
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues:
Lease Revenue	103,638	$99,040
Other Revenue	903	731
Total Revenues	104,541	99,771
Expenses:
Property Expenses	30,168	29,411
General and Administrative	6,802	8,143
Impairment of Real Estate	—	2,756
Depreciation and Other Amortization	30,055	28,315
Total Expenses	67,025	68,625
Other (Expense) Income:
(Loss) Gain on Sale of Real Estate	(208)	20,089
Interest Expense	(12,767)	(12,791)
Amortization of Debt Issuance Costs	(831)	(855)
Loss from Retirement of Debt	—	(39)
Total Other (Expense) Income	(13,806)	6,404
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	23,710	37,550
Equity in Income of Joint Venture	844	—
Income Tax Provision	(214)	(86)
Net Income	24,340	37,464
Less: Net Income Attributable to the Noncontrolling Interest	(26)	(21)
Net Income Available to Unitholders and Participating Securities	$24,314	$37,443
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.19	$0.30
Weighted Average Units Outstanding - Basic	128,818	123,729
Weighted Average Units Outstanding - Diluted	129,178	124,094
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Income	$24,340	$37,464
Mark-to-Market (Loss) Gain on Derivative Instruments	(6,354)	6,525
Amortization of Derivative Instruments	24	24
Comprehensive Income	$18,010	$44,013
Comprehensive Income Attributable to Noncontrolling Interest	(26)	(21)
Comprehensive Income Attributable to Unitholders	$17,984	$43,992
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands)

Three Months Ended March 31, 2019:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	23,777	537	—	26	24,340
Other Comprehensive Loss	—	—	(6,330)	—	(6,330)
Stock Based Compensation Activity	(2,305)	270	—	—	(2,035)
Unit Distributions	(29,258)	(664)	—	—	(29,922)
Distributions to Noncontrolling Interest	—	—	—	(43)	(43)
Balance as of March 31, 2019	$1,611,556	$66,389	$(2,756)	$840	$1,676,029

Three Months Ended March 31, 2018:
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	36,271	1,172	—	21	37,464
Other Comprehensive Income	—	—	6,549	—	6,549
Stock Based Compensation Activity	(4,385)	—	—	—	(4,385)
Unit Distributions	(26,332)	(775)	—	—	(27,107)
Conversion of Limited Partner Units to General Partner Units	5,009	(5,009)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	116	116
Distributions to Noncontrolling Interest	—	—	—	(21)	(21)
Balance as of March 31, 2018	$1,412,146	$76,705	$7,931	$895	$1,497,677
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,340	$37,464
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,376	22,953
Amortization of Debt Issuance Costs	831	855
Other Amortization, including Stock Based Compensation	7,022	6,626
Impairment of Real Estate	—	2,756
Provision for Bad Debt	—	88
Equity in Income of Joint Venture	(844)	—
Distributions from Joint Venture	568	—
Loss (Gain) on Sale of Real Estate	208	(20,089)
Loss from Retirement of Debt	—	39
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(18,378)	(6,801)
Increase in Deferred Rent Receivable, Net	(3,028)	(713)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits and Operating Lease Liabilities	6,677	(6,249)
Net Cash Provided by Operating Activities	41,772	36,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(18,499)	(49,865)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(43,402)	(63,994)
Net Proceeds from Sales of Investments in Real Estate	9,793	41,691
Distributions from Joint Venture	2,175	—
Other Investing Activity	(7,048)	(3,053)
Net Cash Used in Investing Activities	(56,981)	(75,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(2,676)
Tax Paid on Units Withheld	(4,384)	(6,020)
Unit Distributions Paid	(28,042)	(26,565)
Contributions from Noncontrolling Interests	—	116
Distributions to Noncontrolling Interests	(43)	(21)
Repayments on Mortgage Loans Payable	(73,806)	(160,163)
Proceeds from Senior Unsecured Notes	—	300,000
Proceeds from Unsecured Credit Facility	121,000	162,000
Repayments on Unsecured Credit Facility	(19,000)	(206,500)
Net Cash (Used in) Provided by Financing Activities	(4,275)	60,171
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(19,484)	21,879
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Period	$30,889	$68,361

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$944	$1,602
Cash Paid for Operating Lease Liabilities	$268	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$12,400	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$30,139	$27,558
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$—	$(5,009)
General Partner Units	—	5,009
Total	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$—	$11,724
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$43,002	$32,006
Write-off of Fully Depreciated Assets	$(11,176)	$(13,663)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% ownership interest ("General Partner Units") at March 31, 2019. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.2% at March 31, 2019 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of LTIP Units of the Operating Partnership pursuant to the Company's stock incentive plan. See Note 9 for more information.
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
As of March 31, 2019, we owned 458 industrial properties located in 21 states, containing an aggregate of approximately 63.2 million square feet of gross leasable area ("GLA"). Of the 458 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2018 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2018 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2018 audited consolidated financial statements included in our 2018 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2019 and December 31, 2018, and the reported amounts of revenues and expenses for the three months ended March 31, 2019 and 2018. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2019 and December 31, 2018, the results of our operations and comprehensive income for each of the three months ended March 31, 2019 and 2018, and our cash flows for each of the three months ended March 31, 2019 and 2018. All adjustments are of a normal recurring nature.
Reclassifications
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification 842 Leases effective January 1, 2019. Upon adoption of the new standard, tenant recovery revenue and fee revenue collected for delinquent lease payments for 2018 has been reclassified to the Lease Revenue line item in the Consolidated Statements of Operations to conform to the 2019 financial statement presentation. This reclassification had no impact to the 2018 results of operations.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.
We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs.
As a lessor, our rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. As such, certain compensation and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for in the line item General and Administrative Expense. However, the adoption of the standard, along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, did change our presentation of our results from operations in the Consolidated Statements of Operations. The main changes caused by the adoption of the standards are:

•
The new standard provided a practical expedient, which allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease components(s) and the related lease component, and the lease component would be classified as an operating lease. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and non-lease components that meet the defined criteria. The non-lease components of our leases primarily consist of common area maintenance reimbursements from our tenants.

•
The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. For periods prior to January 1, 2019, we recorded these payments in the line item Property Expenses with an offset in the line item Lease Revenue. For the three months ended March 31, 2018, $1,886 of these payments are included in the aforementioned line items.

•
The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the three months ended March 31, 2018, the credit loss related to the collectibility of lease receivables was recognized in the line item Property Expenses and was not significant.

We are a lessee on a limited number of ground and office leases. Under the new standard, the expense pattern for these leases is generally consistent with that of our historical recognition; however, we are required to record right-of-use assets and lease liabilities on our Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments. For leases that commenced prior to the effective date of the standard, we recognized right-of-use assets and lease liabilities based on the present value of remaining lease payments and the incremental borrowing rate on the date of adoption. We have elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities. We have also elected the practical expedient to not separate lease and non-lease components. For additional disclosures related to leases, refer to Note 13.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 is intended to better align financial reporting for hedging activities with the economic objectives of those activities. We adopted ASU 2017-02 effective January 1, 2019, and the adoption did not impact our financial condition or results of operations.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2019, we acquired one industrial property comprised of approximately 0.2 million square feet of GLA and two land parcels. We considered these properties asset acquisitions and therefore capitalized acquisition costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major asset class for the industrial property and land parcels acquired during the three months ended March 31, 2019:

Purchase Price
Land	$8,388
Building and Improvements	9,880
Total Purchase Price	$18,268
The revenue and net income associated with the acquisition of the industrial property and land parcels, since their respective acquisition dates, are not significant for the three months ended March 31, 2019.
Sales
During the three months ended March 31, 2019, we sold one industrial property comprised of approximately 0.1 million square feet of GLA. Gross proceeds from the sale were $10,467. The loss on sale of real estate attributable to this sale was $208.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2019	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2019	December 31, 2018
Mortgage Loans Payable, Gross	$223,804	$297,610	4.03% – 8.26%	4.03% – 8.26%	December 2019 – August 2028
Unamortized Debt Issuance Costs	(1,030)	(1,246)
Unamortized Premiums	—	106
Mortgage Loans Payable, Net	$222,774	$296,470
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
Subtotal	$548,571	$548,571
Unamortized Debt Issuance Costs	(3,886)	(3,990)
Unamortized Discounts	(76)	(77)
Senior Unsecured Notes, Net	$544,609	$544,504
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(2,927)	(3,191)
Unsecured Term Loans, Net	$457,073	$456,809
Unsecured Credit Facility (B)	$102,000	$—	3.59%	N/A	10/29/2021
_______________
(A) The interest rate at March 31, 2019 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $3,241 and $3,554 as of March 31, 2019 and December 31, 2018, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the three months ended March 31, 2019, we paid off mortgage loans in the amount of $72,073.
As of March 31, 2019, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $338,533. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2019.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2019	$5,794
2020	59,046
2021	369,113
2022	341,552
2023	321
Thereafter	558,549
Total	$1,334,375
Our unsecured credit facility (the "Unsecured Credit Facility"), the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2019. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2019 and December 31, 2018, the fair value of our indebtedness was as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$223,804	$228,554	$297,716	$304,508
Senior Unsecured Notes, Net	548,495	567,889	548,494	546,607
Unsecured Term Loans	460,000	461,210	460,000	461,317
Unsecured Credit Facility	102,000	102,126	—	—
Total	$1,334,299	$1,359,779	$1,306,210	$1,312,432
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2019	December 31, 2018
ASSETS
Assets:
Net Investment in Real Estate	$258,041	$260,528
Other Assets, Net	24,433	25,059
Total Assets	$282,474	$285,587
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$13,251	$20,497
Other Liabilities, Net	8,348	9,045
Partners' Capital	260,875	256,045
Total Liabilities and Partners' Capital	$282,474	$285,587
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
During the three months ended March 31, 2019, the Joint Venture sold one land parcel for gross proceeds of $10,130. The gain on sale of real estate attributable to this sale was $1,974.
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

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of LTIP Units, are collectively referred to as the “Noncontrolling Interests.”  Subject to vesting and other certain exceptions (including the “book-up” requirements of LTIP Units - See Note 9 for additional detail), the holders of Noncontrolling Interests may convert their Units into an equal number of shares of Common Stock, or a cash equivalent, at the Company's election.  Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
The following table summarizes the changes in noncontrolling interest for the Company for the three months ended March 31, 2019 and 2018:

	2019	2018
Balance as of December 31	$34,397	$48,077
Net Income	537	1,172
Amortization of Unearned Compensation related to the Issuance of LTIP Units (A)	270	—
Other Comprehensive (Loss) Income	(140)	183
Unit Distributions	(664)	(775)
Conversion of Limited Partner Units to Common Stock (B)	—	(5,009)
Retirement of Limited Partner Units (C)	—	(934)
Reallocation - Additional Paid-in-Capital	3,238	292
Reallocation - Other Comprehensive Income	7	—
Balance as of March 31	$37,645	$43,006
_______________
(A) During the three months ended March 31, 2019, 286,986 LTIP Units were issued to certain employees.
(B) During the three months ended March 31, 2018, 410,781 Limited Partner Units, were converted into an equivalent number of shares of common stock of the Company.
(C) During the three months ended March 31, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.
Noncontrolling Interest of the Operating Partnership
The following table summarizes the changes in noncontrolling interest for the Operating Partnership for the three months ended March 31, 2019 and 2018:

	2019	2018
Balance as of December 31	$857	$779
Net Income	26	21
Contributions	—	116
Distributions	(43)	(21)
Balance as of March 31	$840	$895
Dividends/Distributions
During the three months ended March 31, 2019, we declared $29,922 common stock dividends and Unit distributions.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2019:

	Derivative Instruments	Accumulated Other Comprehensive Income (Loss) of the Operating Partnership	Comprehensive (Income) Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income (Loss) of the Company
Balance as of December 31, 2018	$3,574	$3,574	$(72)	$3,502
Other Comprehensive Loss Before Reclassifications	(5,778)	(5,778)	133	(5,645)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	(552)	(552)	—	(552)
Net Current Period Other Comprehensive Loss	(6,330)	(6,330)	133	(6,197)
Balance as of March 31, 2019	$(2,756)	$(2,756)	$61	$(2,695)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2019 and 2018:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$24	$24	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(576)	463	Interest Expense
Total	$(552)	$487
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $96 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 10) will also be reclassified to net income. See Note 10 for more information about our derivative instruments.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$23,803	$36,292
Net Income Allocable to Participating Securities	(60)	(97)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$23,743	$36,195
Denominator (In Thousands):
Weighted Average Shares - Basic	126,194	119,846
Effect of Dilutive Securities:
Performance units (See Note 9)	262	365
Weighted Average Shares - Diluted	126,456	120,211
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.30
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Numerator:
Net Income Available to Unitholders and Participating Securities	$24,314	$37,443
Net Income Allocable to Participating Securities	(76)	(97)
Net Income Available to Unitholders	$24,238	$37,346
Denominator (In Thousands):
Weighted Average Units - Basic	128,818	123,729
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance units and certain Performance LTIP Units (See Note 9)	360	365
Weighted Average Units - Diluted	129,178	124,094
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.30
At March 31, 2019 and 2018, participating securities for the Company include 287,273 and 410,132, respectively, of restricted stock, which participate in non-forfeitable distributions. At March 31, 2019 and 2018, participating securities for the Operating Partnership include 407,457 and 410,132, respectively, of restricted Unit awards and certain LTIP Units, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards of LTIP Units
During 2018, the Company modified its stock incentive program to allow for the granting of awards to certain officers, certain employees and directors in the form of LTIP units ("LTIP Units"). An LTIP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a “profits interest” for U.S. federal income tax purposes. Generally, LTIP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of Common Stock underlying such LTIP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an LTIP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such LTIP Unit (which will initially be zero) to equal, on a per-unit basis, the book capital account balance associated with a “common” Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder into one share of Common Stock or a cash equivalent, at the Company’s option.
Awards with Performance Measures
During the three months ended March 31, 2019, the Company granted 36,064 performance units and 166,942 LTIP Units, based on performance-based criteria ("Performance LTIP Units" and collectively the "Performance Awards") to officers and certain employees, which had a fair value of $2,527 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The Performance Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to a weighted average TSR of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings over the vesting periods for both the performance units and the Performance LTIP Units.
Service Based Awards
For the three months ended March 31, 2019, the Company awarded 82,494 shares of restricted stock awards and 102,198 of LTIP Units based on service-based criteria ("Service LTIP Units") to officers and certain employees, which had an aggregate fair value of $6,202 on the date such awards were approved by the Compensation Committee of the Board of Directors. Both the restricted stock awards and Service LTIP Units were granted based upon the prior achievement of certain corporate performance goals and will vest ratably over a period of three years based on continued employment. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock awards. Compensation expense is charged to earnings over the vesting periods for both the restricted stock or restricted Unit awards and the Service LTIP Units.
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Units
We recognized $1,762 and $1,689 for the three months ended March 31, 2019 and 2018, respectively, in compensation expense related to the amortization of restricted stock or restricted Unit awards, performance units, and LTIP Units. Restricted stock or restricted Unit award, performance unit and LTIP Unit amortization capitalized in connection with development activities was not significant. At March 31, 2019, we had $14,923 in unrecognized compensation related to unvested restricted stock or restricted Unit awards, performance units and LTIP Units. The weighted average period that the unrecognized compensation is expected to be recognized is 1.13 years.
10. Derivatives
Our objectives in using derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish these objectives, we primarily use derivative instruments as part of our interest rate risk management strategy. Derivative instruments designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Fair Value Hedges

During December 2018, in anticipation of issuing long-term debt in the future, we entered into two treasury locks with an aggregate notional value of $100,000 to manage our exposure to changes in the ten-year U.S. Treasury rate (the "2018 Treasury Locks"). The 2018 Treasury Locks fix the ten-year U.S. Treasury rate at a weighted average of 2.93% and cash settle on or before April 30, 2019. We designated the 2018 Treasury Locks as cash flow hedges.

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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of March 31, 2019, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2015 Swaps, the 2014 Swaps and the 2018 Treasury Locks, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of March 31, 2019:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$3,171	—	$3,171	—

Liabilities:
2014 Swaps	$(118)	—	$(118)	—
2018 Treasury Locks	$(4,925)	—	$(4,925)	—
There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps and the 2018 Treasury Locks during the three months ended March 31, 2019. See Note 7 for more information regarding our derivatives.
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
11. Related Party Transactions
During the three months ended March 31, 2019, we recognized fees of $74 from the Joint Venture related to asset management and development services provided to the Joint Venture. At March 31, 2019, we had a receivable from the Joint Venture of $83 related to the asset management and development fees. See Note 5 for more information on the Joint Venture.
 At March 31, 2019 and December 31, 2018, the Operating Partnership had receivable balances of $10,075 and $10,118, respectively, from a direct wholly-owned subsidiary of the Company.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2019, we had 14 industrial properties totaling approximately 3.9 million square feet of GLA under construction. The estimated total investment as of March 31, 2019 is approximately $297,500. Of this amount, approximately $193,800 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.

13. Leases
Lessee Disclosures
We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to seven years and our ground leases have remaining terms of 35 years to 53 years. For the three months ended March 31, 2019, we recognized $448 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
The following is a schedule of the maturities of operating lease liabilities for the next five years as of March 31, 2019, and thereafter:

Remainder of 2019	$1,095
2020	1,536
2021	1,503
2022	1,465
2023	1,329
Thereafter	29,025
Total Lease Payments	35,953
Less Imputed Interest (A)	23,584
Total	$12,369
(A) Calculated using the discount rate for each lease.
As of March 31, 2019, our weighted average remaining lease term for the Operating Leases is 34.4 years and the weighted average discount rate is 7.4%.
Future minimum rental payments for the Operating Leases as of December 31, 2018 are as follows:

2019	$1,464
2020	1,536
2021	1,503
2022	1,465
2023	1,329
Thereafter	29,025
Total	$36,322
A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise.

Lessor Disclosures
Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2019 are approximately as follows:

Remainder of 2019	$234,032
2020	297,322
2021	254,001
2022	214,069
2023	177,644
Thereafter	467,827
Total	$1,644,895
Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2018 were approximately as follows:

2019	$305,689
2020	288,817
2021	244,743
2022	205,097
2023	169,243
Thereafter	451,151
Total	$1,664,740
Several of our operating leases include options to extend the lease term. For purposes of determining the lease term, we exclude these option periods unless it is reasonably certain at lease commencement that the option will be exercised.     Also, five leases include options that grant the lessee a right to purchase the property at various times at appraised fair market value or at a fixed price. For purposes of determining lease term, we exclude the impact of a purchase option unless it is reasonably certain at lease commencement that the lessee will exercise the option.

14. Subsequent Events
From April 1, 2019 to April 26, 2019, we acquired one land parcel for a purchase price of approximately $7,400, excluding costs incurred in conjunction with the acquisition. In addition, we sold part of one industrial property for approximately $1,145 excluding closing costs.
From April 1, 2019 to April 26, 2019, the Joint Venture sold one land parcel for gross proceeds of $37,113.

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

•
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2018 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% ownership interest ("General Partner Units") at March 31, 2019. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.2% at March 31, 2019 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of the Operating Partnership and/or recipients of LTIP Units of the Operating Partnership pursuant to the Company's stock incentive plan.
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
As of March 31, 2019, we owned 458 industrial properties located in 21 states, containing an aggregate of approximately 63.2 million square feet of gross leasable area ("GLA"). Of the 458 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to: (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties; (ii) maximize tenant recoveries; and (iii) minimize operating and certain other expenses. Revenues generated from our leases are a significant source of funds, in addition to income generated from gains on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
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

Summary of Significant Transactions During the Three Months Ended March 31, 2019
During the three months ended March 31, 2019, we completed the following significant real estate transactions and financing activities:

•
We acquired one industrial property comprised of approximately 0.2 million square feet of GLA located in our Chicago market for a purchase price of $12.3 million, excluding costs incurred in conjunction with the acquisition.

•
We acquired 26 acres of land for development located in our Phoenix and Southern California markets for an aggregate purchase price of $6.0 million, excluding costs incurred in conjunction with these acquisitions.

•	We sold one industrial property comprised of approximately 0.1 million square feet of GLA for gross sales proceeds of $10.5 million.

•	We paid off $72.1 million in mortgage loans payable.

•	We declared a first quarter cash dividend of $0.23 per common share or Unit per quarter, an increase of 5.7% from the 2018 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2019 and 2018. Same store properties are properties owned prior to January 1, 2018 and held as an in-service property through March 31, 2019 and developments and redevelopments that were placed in service prior to January 1, 2018. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2017 and held as an operating property through March 31, 2019. Sold properties are properties that were sold subsequent to December 31, 2017. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2018; or b) stabilized prior to January 1, 2018. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the three months ended March 31, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations attributable to such property were reclassified from the same store property classification to the re(development) classification. During the year ended December 31, 2018, we completed the redevelopment of this property and the property is 100% occupied. This property will return to the same store classification in the first quarter of 2020.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018
Our net income was $24.3 million and $37.5 million for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019 and 2018, the average occupancy rate of our same store properties was 97.1%, for both periods.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$95,495	$91,879	$3,616	3.9%
Acquired Properties	1,509	140	1,369	977.9%
Sold Properties	475	4,574	(4,099)	(89.6)%
(Re)Developments	6,239	743	5,496	739.7%
Other	823	461	362	78.5%
Real Estate Tax Reimbursement (A)	—	1,886	(1,886)	(100.0)%
Provision for Bad Debt (B)	—	88	(88)	(100.0)%
Total Revenues	$104,541	$99,771	$4,770	4.8%
(A) Prior to the adoption of Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02") on January 1, 2019, we included reimbursement revenue related to real estate taxes that were paid directly by certain tenants to the taxing authorities in revenues. There was a corresponding expense amount included in property expenses related to this reimbursement income. To facilitate the comparison in the above table, the reimbursement of these amounts, as well as the corresponding expense in the Property Expense table below, for the three months ended March 31, 2018 has been reclassified.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the three months ended March 31, 2018 has been reclassified.
Revenues from same store properties increased $3.6 million primarily due to an increase in rental rates as well as tenant recoveries. Revenues from acquired properties increased $1.4 million due to the 11 industrial properties acquired subsequent to December 31, 2017 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $4.1 million due to the 54 industrial properties sold subsequent to December 31, 2017 totaling approximately 2.7 million square feet of GLA. Revenues from (re)developments increased $5.5 million due to an increase in occupancy. Revenues from other increased $0.4 million primarily due to an increase in maintenance service revenue.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$25,387	$23,785	$1,602	6.7%
Acquired Properties	741	47	694	1,476.6%
Sold Properties	47	1,478	(1,431)	(96.8)%
(Re)Developments	1,729	549	1,180	214.9%
Other	2,264	1,578	686	43.5%
Real Estate Tax Expense (A)	—	1,886	(1,886)	(100.0)%
Provision for Bad Debt (B)	—	88	(88)	(100.0)%
Total Property Expenses	$30,168	$29,411	$757	2.6%
(A) Prior to the adoption ASU 2016-02 on January 1, 2019, we included real estate expenses that were paid directly by certain tenants to the taxing authorities within property expenses. There was a corresponding reimbursement amount included in revenues related to this reimbursement income. To facilitate the comparison in the above table, real estate taxes, as well as the corresponding reimbursement income in the preceding table, for the three months ended March 31, 2018 have been reclassified.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the three months ended March 31, 2018 has been reclassified.

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.6 million primarily due to increases in real estate taxes and snow removal costs. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2017. Property expenses from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2017. Property expenses from (re)developments increased $1.2 million primarily due to the substantial completion of developments. Property expenses from other increased $0.7 million due to an increase in certain maintenance service expenses as wells as certain miscellaneous expenses.
General and administrative expense decreased by $1.3 million, or 16.5%. The decrease is attributable to $1.3 million of severance expense that was incurred during the three months ended March 31, 2018.
The impairment charge for the three months ended March 31, 2018 of $2.8 million is due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,047	$26,290	$(243)	(0.9)%
Acquired Properties	1,162	63	1,099	1,744.4%
Sold Properties	127	1,350	(1,223)	(90.6)%
(Re) Developments	2,478	388	2,090	538.7%
Corporate Furniture, Fixtures and Equipment and Other	241	224	17	7.6%
Total Depreciation and Other Amortization	$30,055	$28,315	$1,740	6.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2017. Depreciation and other amortization from sold properties decreased $1.2 million due to properties sold subsequent to December 31, 2017. Depreciation and other amortization from (re)developments increased $2.1 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended March 31, 2019, we recognized $0.2 million of loss on sale of real estate related to the sale of one industrial property comprised of approximately 0.1 million square feet of GLA. For the three months ended March 31, 2018, we recognized $20.1 million of gain on sale of real estate related to the sale of eight industrial properties comprising approximately 0.5 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small decrease is caused by a decrease in the weighted average interest rate for the three months ended March 31, 2019 (4.22%) as compared to the three months ended March 31, 2018 (4.28%), and a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2019 ($1,317.0 million) as compared to the three months ended March 31, 2018 ($1,365.2 million) substantially offset by a decrease in capitalized interest of $0.7 million caused by a decrease in development activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Amortization of debt issuance costs remained relatively unchanged.
For the three months ended March 31, 2018, we recognized a loss from retirement of debt of $0.04 million, due to the early payoff of certain mortgage loans which resulted in the payment of prepayment penalties and the write-off of unamortized debt issuance costs.
Equity in income of Joint Venture of $0.8 million includes our pro-rata share of gain related to a sale of land by the Joint Venture.
Income tax expense was not significant in either period.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2019. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	14	216	$6.29	24.0%	5.6	$4.94	N/A
Renewal Leases	48	3,058	$4.58	16.0%	4.6	$1.09	86.0%
Development / Acquisition Leases	4	212	$6.54	N/A	5.4	N/A	N/A
Total / Weighted Average	66	3,486	$4.81	16.7%	4.7	$1.35	86.0%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2019, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	8	158	$205
Renewal Leases	1	68	$24
Development / Acquisition Leases	4	213	$497
Total	13	439	$726

Liquidity and Capital Resources
At March 31, 2019, our cash and cash equivalents and restricted cash were approximately $20.4 million and $10.5 million, respectively. Restricted cash is comprised of gross proceeds from the sale of an industrial property. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $621.4 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2019.
We have considered our short-term (through March 31, 2020) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $35.3 million in mortgage loans payable outstanding at March 31, 2019 that we anticipate (pre)paying (without penalty) prior to March 31, 2020. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility and/or excess cash flow. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2020) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At March 31, 2019, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.59%. As of April 26, 2019, we had approximately $592.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2019, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2019.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash provided by operating activities	$41,729	$37,024
Net cash used in investing activities	(56,981)	(75,221)
Net cash (used in) provided by financing activities	(4,232)	60,076
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash provided by operating activities	$41,772	$36,929
Net cash used in investing activities	(56,981)	(75,221)
Net cash (used in) provided by financing activities	(4,275)	60,171
Changes in cash flow for the three months ended March 31, 2019, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $4.7 million for the Company (increased $4.8 million for the Operating Partnership), primarily due to an:

•	increase in NOI from same store properties, acquired properties and recently developed properties of $7.0 million offset by decreases in NOI due to building disposals of $2.7 million.
Investing Activities: Cash used in investing activities decreased $18.2 million, primarily due to the following:

•	decrease of $31.4 million related to the acquisition of real estate in 2019; and

•	decrease of $20.6 million related to non-acquisition additions and improvements to real estate primarily due to an decrease in development expenditures in 2019;
offset by:

•	decrease of $31.9 in proceeds received from the disposition of real estate in 2019.
Financing Activities: Cash provided by financing activities decreased $64.3 million for the Company (decreased $64.4 million for the Operating Partnership), primarily due to the following:

•	decrease of $300.0 million related to the issuance of Unsecured Private Placement notes in 2018;
offset by:

•	increase in net proceeds from the Unsecured Credit Facility of $146.5 million; and

•	decrease in repayments of Mortgage Loans Payable of $86.4 million.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2019 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2019, $1,232.3 or 92.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $102.0 or 7.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2018, 100.0% of our total debt was fixed rate debt.
At March 31, 2019 and December 31, 2018, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with a notional aggregate amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2019 would have increased by approximately $0.03 million based on our average outstanding floating-rate debt during the three months ended March 31, 2019. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2019 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.4 million during the three months ended March 31, 2019.
As of March 31, 2019, the estimated fair value of our debt was approximately $1,359.8 million based on our estimate of the then-current market interest rates.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2019 and December 31, 2018, we had derivative instruments ("Term Loan Swaps") with a notional aggregate amount outstanding of $460.0 million that mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR. Additionally, during December 2018 in anticipation of issuing long term debt in the future, we entered into two treasury locks (the "2018 Treasury Locks") with an aggregate notional value of $100.0 million to manage our exposure to changes in the ten-year U.S. Treasury rate. The 2018 Treasury Locks fix the ten-year U.S. Treasury rate at a weighted average of 2.93% and cash settle on or before April 30, 2019. We designated both the Term Loan Swaps and the 2018 Treasury Locks as cash flow hedges.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2019 incentive compensation plan.
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
In accordance with the restated NAREIT definition of FFO which we adopted effective January 1, 2019, we calculate FFO to be equal to net income available to First Industrial Realty Trust, Inc.'s common stockholders and participating securities, plus depreciation and other amortization of real estate, plus impairment of real estate, minus gain or plus loss on sale of real estate, net of any income tax provision or benefit associated with the sale of real estate. We also exclude the same adjustments from our share of net income from an unconsolidated joint venture. For the comparative 2018 period, if applicable, gain and losses from the sale of non-depreciable real estate as well as impairment of non-depreciable real estate were not excluded from FFO.
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of real estate assets, impairment of real estate assets and real estate asset depreciation and amortization, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT's activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$23,803	$36,292
Adjustments:
Depreciation and Other Amortization of Real Estate	29,855	28,132
Impairment of Depreciable Real Estate	—	2,285
Loss (Gain) on Sale of Depreciable Real Estate	208	(20,073)
Gain on Sale of Real Estate from Joint Venture	(967)	—
Income Tax Provision - Gain on Sale of Real Estate from Joint Venture	218	—
Noncontrolling Interest Share of Adjustments	(649)	(310)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$52,468	$46,326
Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, income tax benefit and expense, equity in income or loss from our joint venture, gains and losses on retirement of debt and sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, above and below market rent amortization and lease termination fees. We exclude straight-line rent and above (below) market rent in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Same Store Revenues	$95,495	$91,879
Same Store Property Expenses	(25,387)	(23,785)
Same Store Net Operating Income Before Same Store Adjustments	$70,108	$68,094	3.0%
Same Store Adjustments:
Straight-line Rent	101	(594)
Above / Below Market Rent Amortization	(251)	(253)
Lease Termination Fees	(571)	(11)
Same Store Net Operating Income	$69,387	$67,236	3.2%

Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From April 1, 2019 to April 26, 2019, we acquired one land parcel for a purchase price of approximately $7.4 million, excluding costs incurred in conjunction with the acquisition. In addition, we sold part of one industrial property for approximately, $1.1 million.
From April 1, 2019 to April 26, 2019, the Joint Venture sold one land parcel for gross proceeds of $37.1 million.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2018.

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 26, 2019