Form 10-Q
period 2019-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2019-10-25
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-13102 (First Industrial Realty Trust, Inc.)
333-21873 (First Industrial, L.P.)
  _______________________________
FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

First Industrial Realty Trust, Inc.	Maryland	36-3935116
First Industrial, L.P.	Delaware	36-3924586
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Wacker Drive, Suite 4200
Chicago, Illinois, 60606

(Address of principal executive offices, zip code)

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
At October 25, 2019, 126,951,714 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2019 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership and/or recipients of LTIP Units (See Note 9) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 1.9% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$933,203	$909,318
Buildings and Improvements	2,759,352	2,704,850
Construction in Progress	162,177	59,476
Less: Accumulated Depreciation	(841,297)	(811,784)
Net Investment in Real Estate	3,013,435	2,861,860
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $930 and $0	1,065	—
Operating Lease Right-of-Use Assets	25,088	—
Cash and Cash Equivalents	27,957	43,102
Restricted Cash	16,315	7,271
Tenant Accounts Receivable, Net	4,781	5,185
Investment in Joint Venture	18,060	23,326
Deferred Rent Receivable, Net	76,212	71,079
Deferred Leasing Intangibles, Net	28,190	29,678
Prepaid Expenses and Other Assets, Net	165,622	101,190
Total Assets	$3,376,725	$3,142,691
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$180,313	$296,470
Senior Unsecured Notes, Net	693,886	544,504
Unsecured Term Loans, Net	457,601	456,809
Unsecured Credit Facility	78,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	125,989	78,665
Operating Lease Liabilities	22,569	—
Deferred Leasing Intangibles, Net	9,048	9,560
Rents Received in Advance and Security Deposits	53,613	47,927
Dividends and Distributions Payable	30,386	28,845
Total Liabilities	1,651,405	1,462,780
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 126,951,714 and 126,307,431 shares issued and outstanding)	1,270	1,263
Additional Paid-in-Capital	2,138,058	2,131,556
Distributions in Excess of Accumulated Earnings	(438,337)	(490,807)
Accumulated Other Comprehensive (Loss) Income	(8,444)	3,502
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,692,547	1,645,514
Noncontrolling Interest	32,773	34,397
Total Equity	1,725,320	1,679,911
Total Liabilities and Equity	$3,376,725	$3,142,691
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues:
Lease Revenue	$105,369	$99,231	$312,524	$296,335
Other Revenue	1,221	1,025	2,702	2,537
Total Revenues	106,590	100,256	315,226	298,872
Expenses:
Property Expenses	28,396	28,466	85,943	86,430
General and Administrative	6,945	6,581	20,529	21,470
Impairment of Real Estate	—	—	—	2,756
Depreciation and Other Amortization	30,149	28,645	89,978	85,596
Total Expenses	65,490	63,692	196,450	196,252
Other Income (Expense):
Gain on Sale of Real Estate	52,489	8,135	53,378	53,291
Interest Expense	(12,466)	(12,424)	(37,565)	(37,818)
Amortization of Debt Issuance Costs	(805)	(850)	(2,430)	(2,550)
Loss from Retirement of Debt	—	—	—	(39)
Total Other Income (Expense)	39,218	(5,139)	13,383	12,884
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax (Provision) Benefit	80,318	31,425	132,159	115,504
Equity in (Loss) Income of Joint Venture	(72)	(197)	16,288	(199)
Income Tax (Provision) Benefit	(244)	302	(3,392)	93
Net Income	80,002	31,530	145,055	115,398
Less: Net Income Attributable to the Noncontrolling Interest	(1,691)	(619)	(3,141)	(2,986)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$78,311	$30,911	$141,914	$112,412
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.62	$0.24	$1.12	$0.91
Weighted Average Shares Outstanding - Basic	126,480	125,768	126,295	123,098
Weighted Average Shares Outstanding - Diluted	126,783	126,130	126,578	123,497
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Income	$80,002	$31,530	$145,055	$115,398
Payments to Settle Derivative Instruments	—	—	(3,149)	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(1,469)	1,678	(9,161)	10,928
Amortization of Derivative Instruments	83	24	131	71
Comprehensive Income	78,616	33,232	132,876	126,397
Comprehensive Income Attributable to Noncontrolling Interest	(1,668)	(641)	(2,877)	(3,271)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$76,948	$32,591	$129,999	$123,126
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2019:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2018	1,263	2,131,556	(490,807)	3,502	34,397	1,679,911
Net Income	—	—	23,803	—	537	24,340
Other Comprehensive Loss	—	—	—	(6,190)	(140)	(6,330)
Stock Based Compensation Activity	2	(611)	(1,696)	—	270	(2,035)
Common Stock Dividends and Unit Distributions ($0.2300 Per Share/Unit)	—	—	(29,258)	—	(664)	(29,922)
Reallocation - Additional Paid-in-Capital	—	(3,238)	—	—	3,238	—
Reallocation - Other Comprehensive Income	—	—	—	(7)	7	—
Balance as of March 31, 2019	1,265	2,127,707	(497,958)	(2,695)	37,645	1,665,964
Net Income	—	—	39,800	—	913	40,713
Other Comprehensive Loss	—	—	—	(4,362)	(101)	(4,463)
Stock Based Compensation Activity	—	1,542	—	—	511	2,053
Common Stock Dividends and Unit Distributions ($0.2300 Per Share/Unit)	—	—	(29,212)	—	(652)	(29,864)
Reallocation - Additional Paid-in-Capital	—	458	—	—	(458)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2019	1,265	2,129,707	(487,370)	(7,058)	37,859	1,674,403
Net Income	—	—	78,311	—	1,691	80,002
Other Comprehensive Loss	—	—	—	(1,363)	(23)	(1,386)
Stock Based Compensation Activity	—	1,583	—	—	548	2,131
Common Stock Dividends and Unit Distributions ($0.2300 Per Share/Unit)	—	—	(29,278)	—	(552)	(29,830)
Conversion of Limited Partner Units to Common Stock	5	6,856	—	—	(6,861)	—
Reallocation - Additional Paid-in-Capital	—	(88)	—	—	88	—
Reallocation - Other Comprehensive Income	—	—	—	(23)	23	—
Balance as of September 30, 2019	1,270	2,138,058	(438,337)	(8,444)	32,773	1,725,320

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2018:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	1,199	1,967,110	(541,847)	1,338	48,077	1,475,877
Net Income	—	—	36,292	—	1,172	37,464
Other Comprehensive Income	—	—	—	6,366	183	6,549
Stock Based Compensation Activity	3	(1,106)	(3,282)	—	—	(4,385)
Common Stock Dividends and Unit Distributions ($0.2175 Per Share/Unit)	—	—	(26,332)	—	(775)	(27,107)
Conversion of Limited Partner Units to Common Stock	4	5,005	—	—	(5,009)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation - Additional Paid-in-Capital	—	(292)	—	—	292	—
Balance as of March 31, 2018	1,206	1,970,717	(535,169)	7,704	43,006	1,487,464
Net Income	—	—	45,209	—	1,195	46,404
Other Comprehensive Income	—	—	—	2,731	17	2,748
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	—	1,997	—	—	—	1,997
Common Stock Dividends and Unit Distributions ($0.2175 Per Share/Unit)	—	—	(27,566)	—	(643)	(28,209)
Conversion of Limited Partner Units to Common Stock	6	7,312	—	—	(7,318)	—
Reallocation - Additional Paid-in-Capital	—	(1,926)	—	—	1,926	—
Balance as of June 30, 2018	1,260	2,123,460	(517,526)	10,435	38,183	1,655,812
Net Income	—	—	30,911	—	619	31,530
Other Comprehensive Income	—	—	—	1,694	8	1,702
Stock Based Compensation Activity	—	2,003	—	—	—	2,003
Common Stock Dividends and Unit Distributions ($0.2175 Per Share/Unit)	—	—	(27,450)	—	(572)	(28,022)
Conversion of Limited Partner Units to Common Stock	3	4,179	—	—	(4,182)	—
Reallocation - Additional Paid-in-Capital	—	(91)	—	—	91	—
Balance as of September 30, 2018	1,263	2,129,551	(514,065)	12,129	34,147	1,663,025
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$145,055	$115,398
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	73,054	69,397
Amortization of Debt Issuance Costs	2,430	2,550
Other Amortization, including Stock Based Compensation	21,226	20,516
Impairment of Real Estate	—	2,756
Provision for Bad Debt	—	267
Equity in (Income) Loss of Joint Venture	(16,288)	199
Distributions from Joint Venture	16,012	—
Gain on Sale of Real Estate	(53,378)	(53,291)
Loss from Retirement of Debt	—	39
Payments to Settle Derivative Instruments	(3,149)	—
Straight-line Rental Income and Expense, Net	(7,321)	(1,329)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(8,325)	(5,639)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits and Operating Lease Liabilities	20,863	172
Net Cash Provided by Operating Activities	190,179	151,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(108,468)	(91,799)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(211,424)	(168,681)
Net Proceeds from Sales of Investments in Real Estate	102,758	116,166
Contributions to and Investments in Joint Venture	—	(25,190)
Distributions from Joint Venture	8,658	1,829
Other Investing Activity	(6,459)	(4,825)
Net Cash Used in Investing Activities	(214,935)	(172,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(953)	(2,975)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	145,584
Tax Paid on Shares Withheld	(4,384)	(6,020)
Common Stock Dividends and Unit Distributions Paid	(87,490)	(81,605)
Repayments on Mortgage Loans Payable	(116,518)	(163,792)
Proceeds from Senior Unsecured Notes	150,000	300,000
Proceeds from Unsecured Credit Facility	295,000	217,000
Repayments on Unsecured Credit Facility	(217,000)	(361,500)
Net Cash Provided by Financing Activities	18,655	46,692
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(6,101)	25,227
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Period	$44,272	$71,709

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,161	$4,867
Cash Paid for Operating Lease Liabilities	$1,273	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$22,871	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$30,386	$28,749
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(6,861)	$(16,509)
Common Stock	5	13
Additional Paid-in-Capital	6,856	16,496
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$54,521	$—
Land	(24,803)	—
Building, Net of Accumulated Depreciation	(17,845)	—
Deferred Rent Receivable	(2,073)	—
Other Assets, Net of Accumulated Amortization	(1,194)	—
Gain on Sale Recognized Due to Lease Reclassification	$8,606	—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$692	$11,707
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$57,872	$31,288
Write-off of Fully Depreciated Assets	$(26,115)	$(33,047)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$933,203	$909,318
Buildings and Improvements	2,759,352	2,704,850
Construction in Progress	162,177	59,476
Less: Accumulated Depreciation	(841,297)	(811,784)
Net Investment in Real Estate (including $257,318 and $260,528 related to consolidated variable interest entities, see Note 5)	3,013,435	2,861,860
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $930 and $0	1,065	—
Operating Lease Right-of-Use Assets	25,088	—
Cash and Cash Equivalents	27,957	43,102
Restricted Cash	16,315	7,271
Tenant Accounts Receivable, Net	4,781	5,185
Investment in Joint Venture	18,060	23,326
Deferred Rent Receivable, Net	76,212	71,079
Deferred Leasing Intangibles, Net	28,190	29,678
Prepaid Expenses and Other Assets, Net	175,645	111,298
Total Assets	$3,386,748	$3,152,799
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $11,089 and $20,497 related to consolidated variable interest entities, see Note 5)	$180,313	$296,470
Senior Unsecured Notes, Net	693,886	544,504
Unsecured Term Loans, Net	457,601	456,809
Unsecured Credit Facility	78,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	125,989	78,665
Operating Lease Liabilities	22,569	—
Deferred Leasing Intangibles, Net	9,048	9,560
Rents Received in Advance and Security Deposits	53,613	47,927
Distributions Payable	30,386	28,845
Total Liabilities	1,651,405	1,462,780
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (126,951,714 and 126,307,431 units outstanding)	1,681,106	1,619,342
Limited Partners Units (2,443,761 and 2,624,167 units outstanding)	61,987	66,246
Accumulated Other Comprehensive (Loss) Income	(8,605)	3,574
Total First Industrial L.P.'s Partners' Capital	1,734,488	1,689,162
Noncontrolling Interest	855	857
Total Partners' Capital	1,735,343	1,690,019
Total Liabilities and Partners' Capital	$3,386,748	$3,152,799
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues:
Lease Revenue	$105,369	$99,231	$312,524	$296,335
Other Revenue	1,221	1,025	2,702	2,537
Total Revenues	106,590	100,256	315,226	298,872
Expenses:
Property Expenses	28,396	28,466	85,943	86,430
General and Administrative	6,945	6,581	20,529	21,470
Impairment of Real Estate	—	—	—	2,756
Depreciation and Other Amortization	30,149	28,645	89,978	85,596
Total Expenses	65,490	63,692	196,450	196,252
Other Income (Expense):
Gain on Sale of Real Estate	52,489	8,135	53,378	53,291
Interest Expense	(12,466)	(12,424)	(37,565)	(37,818)
Amortization of Debt Issuance Costs	(805)	(850)	(2,430)	(2,550)
Loss from Retirement of Debt	—	—	—	(39)
Total Other Income (Expense)	39,218	(5,139)	13,383	12,884
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax (Provision) Benefit	80,318	31,425	132,159	115,504
Equity in (Loss) Income of Joint Venture	(72)	(197)	16,288	(199)
Income Tax (Provision) Benefit	(244)	302	(3,392)	93
Net Income	80,002	31,530	145,055	115,398
Less: Net Income Attributable to the Noncontrolling Interest	(33)	(22)	(83)	(65)
Net Income Available to Unitholders and Participating Securities	$79,969	$31,508	$144,972	$115,333
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.62	$0.24	$1.12	$0.91
Weighted Average Units Outstanding - Basic	128,837	128,526	128,829	126,380
Weighted Average Units Outstanding - Diluted	129,256	128,888	129,219	126,779
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net Income	$80,002	$31,530	$145,055	$115,398
Payments to Settle Derivative Instruments	—	—	(3,149)	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(1,469)	1,678	(9,161)	10,928
Amortization of Derivative Instruments	83	24	131	71
Comprehensive Income	$78,616	$33,232	$132,876	$126,397
Comprehensive Income Attributable to Noncontrolling Interest	(33)	(22)	(83)	(65)
Comprehensive Income Attributable to Unitholders	$78,583	$33,210	$132,793	$126,332
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2019:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	23,777	537	—	26	24,340
Other Comprehensive Loss	—	—	(6,330)	—	(6,330)
Stock Based Compensation Activity	(2,305)	270	—	—	(2,035)
Unit Distributions ($0.2300 Per Unit)	(29,258)	(664)	—	—	(29,922)
Distributions to Noncontrolling Interest	—	—	—	(43)	(43)
Balance as of March 31, 2019	$1,611,556	$66,389	$(2,756)	$840	$1,676,029
Net Income	39,776	913	—	24	40,713
Other Comprehensive Loss	—	—	(4,463)	—	(4,463)
Stock Based Compensation Activity	1,542	511	—	—	2,053
Unit Distributions ($0.2300 Per Unit)	(29,212)	(652)	—	—	(29,864)
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest	—	—	—	(21)	(21)
Balance as of June 30, 2019	$1,623,662	$67,161	$(7,219)	$848	$1,684,452
Net Income	78,278	1,691	—	33	80,002
Other Comprehensive Loss	—	—	(1,386)	—	(1,386)
Stock Based Compensation Activity	1,583	548	—	—	2,131
Unit Distributions ($0.2300 Per Unit)	(29,278)	(552)	—	—	(29,830)
Conversion of Limited Partner Units to General Partner Units	6,861	(6,861)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest	—	—	—	(31)	(31)
Balance as of September 30, 2019	$1,681,106	$61,987	$(8,605)	$855	$1,735,343

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2018:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	36,271	1,172	—	21	37,464
Other Comprehensive Income	—	—	6,549	—	6,549
Stock Based Compensation Activity	(4,385)	—	—	—	(4,385)
Unit Distributions ($0.2175 Per Unit)	(26,332)	(775)	—	—	(27,107)
Conversion of Limited Partner Units to General Partner Units	5,009	(5,009)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	116	116
Distributions to Noncontrolling Interest	—	—	—	(21)	(21)
Balance as of March 31, 2018	$1,412,146	$76,705	$7,931	$895	$1,497,677
Net Income	45,187	1,195	—	22	46,404
Other Comprehensive Income	—	—	2,748	—	2,748
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	1,997	—	—	—	1,997
Unit Distributions ($0.2175 Per Unit)	(27,566)	(643)	—	—	(28,209)
Conversion of Limited Partner Units to General Partner Units	7,318	(7,318)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest	—	—	—	(43)	(43)
Balance as of June 30, 2018	$1,584,490	$69,939	$10,679	$879	$1,665,987
Net Income	30,889	619	—	22	31,530
Other Comprehensive Income	—	—	1,702	—	1,702
Stock Based Compensation Activity	2,003	—	—	—	2,003
Unit Distributions ($0.2175 Per Unit)	(27,450)	(572)	—	—	(28,022)
Conversion of Limited Partner Units to General Partner Units	4,182	(4,182)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	3	3
Distributions to Noncontrolling Interest	—	—	—	(20)	(20)
Balance as of September 30, 2018	$1,594,114	$65,804	$12,381	$884	$1,673,183
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$145,055	$115,398
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	73,054	69,397
Amortization of Debt Issuance Costs	2,430	2,550
Other Amortization, including Stock Based Compensation	21,226	20,516
Impairment of Real Estate	—	2,756
Provision for Bad Debt	—	267
Equity in (Income) Loss of Joint Venture	(16,288)	199
Distributions from Joint Venture	16,012	—
Gain on Sale of Real Estate	(53,378)	(53,291)
Loss from Retirement of Debt	—	39
Payments to Settle Derivative Instruments	(3,149)	—
Straight-line Rental Income and Expense, Net	(7,321)	(1,329)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(8,240)	(5,679)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits and Operating Lease Liabilities	20,863	172
Net Cash Provided by Operating Activities	190,264	150,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(108,468)	(91,799)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(211,424)	(168,681)
Net Proceeds from Sales of Investments in Real Estate	102,758	116,166
Contributions to and Investments in Joint Venture	—	(25,190)
Distributions from Joint Venture	8,658	1,829
Other Investing Activity	(6,459)	(4,825)
Net Cash Used in Investing Activities	(214,935)	(172,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(953)	(2,975)
Contribution of General Partner Units	—	145,584
Tax Paid on Units Withheld	(4,384)	(6,020)
Unit Distributions Paid	(87,490)	(81,605)
Contributions from Noncontrolling Interests	10	124
Distributions to Noncontrolling Interests	(95)	(84)
Repayments on Mortgage Loans Payable	(116,518)	(163,792)
Proceeds from Senior Unsecured Notes	150,000	300,000
Proceeds from Unsecured Credit Facility	295,000	217,000
Repayments on Unsecured Credit Facility	(217,000)	(361,500)
Net Cash Provided by Financing Activities	18,570	46,732
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(6,101)	25,227
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Period	$44,272	$71,709

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,161	$4,867
Cash Paid for Operating Lease Liabilities	$1,273	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$22,871	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$30,386	$28,749
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(6,861)	$(16,509)
General Partner Units	6,861	16,509
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$54,521	$—
Land	(24,803)	—
Building, Net of Accumulated Depreciation	(17,845)	—
Deferred Rent Receivable	(2,073)	—
Other Assets, Net of Accumulated Amortization	(1,194)	—
Gain on Sale Recognized Due to Lease Reclassification	$8,606	—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$692	$11,707
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$57,872	$31,288
Write-off of Fully Depreciated Assets	$(26,115)	$(33,047)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.1% ownership interest ("General Partner Units") at September 30, 2019. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 1.9% at September 30, 2019 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of LTIP Units of the Operating Partnership pursuant to the Company's stock incentive plan. See Note 9 for more information.
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
As of September 30, 2019, we owned 459 industrial properties located in 21 states, containing an aggregate of approximately 62.7 million square feet of gross leasable area ("GLA"). Of the 459 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2019 and December 31, 2018, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2019 and 2018. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2019 and December 31, 2018, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2019 and 2018, and our cash flows for each of the nine months ended September 30, 2019 and 2018. All adjustments are of a normal recurring nature.
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

•
The new standard also requires lessors to exclude from variable payments certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. For periods prior to January 1, 2019, we recorded these payments in the line item Property Expenses with an offset in the line item Lease Revenue. For the three and nine months ended September 30, 2018, $1,796 and $5,544 of these payments are included in the aforementioned line items.

•
The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the three and nine months ended September 30, 2018, the credit loss related to the collectibility of lease receivables was recognized in the line item Property Expenses and was not significant.

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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2019, we acquired eight industrial properties comprised of approximately 0.5 million square feet of GLA and eight land parcels, one of which was acquired from our Joint Venture (see Note 5). We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major asset class for the industrial properties and land parcels acquired during the nine months ended September 30, 2019:

Land	$60,352
Building and Improvements	40,481
In-Place Leases	3,419
Below Market Leases	(656)
Other Assets (leasing commissions)	431
Total Purchase Price	$104,027

The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant for the nine months ended September 30, 2019.
Real Estate Held for Sale
As of September 30, 2019, we had one industrial property comprised of approximately 0.04 million square feet of GLA held for sale.
Sales
During the nine months ended September 30, 2019, we sold ten industrial properties comprised of approximately 1.7 million square feet of GLA. Gross proceeds from the sales were $106,127. The gain on sale of real estate attributable to these sales was $44,772.
During the three and nine months ended September 30, 2019, we recognized a gain on sale of $8,606 related to the reclassification of a lease from an operating lease to a sales-type lease. See Note 13 for additional information.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2019	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2019	December 31, 2018
Mortgage Loans Payable, Gross	$181,092	$297,610	4.03% – 8.26%	4.03% – 8.26%	December 2019 – August 2028
Unamortized Debt Issuance Costs	(779)	(1,246)
Unamortized Premiums	—	106
Mortgage Loans Payable, Net	$180,313	$296,470
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	—	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
Subtotal	$698,571	$548,571
Unamortized Debt Issuance Costs	(4,612)	(3,990)
Unamortized Discounts	(73)	(77)
Senior Unsecured Notes, Net	$693,886	$544,504
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(2,399)	(3,191)
Unsecured Term Loans, Net	$457,601	$456,809
Unsecured Credit Facility (B)	$78,000	$—	3.14%	N/A	10/29/2021

_______________
(A) The interest rate at September 30, 2019 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $2,613 and $3,554 as of September 30, 2019 and December 31, 2018, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2019, we paid off mortgage loans in the aggregate amount of $111,761.
As of September 30, 2019, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $280,649. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2019.

Senior Unsecured Notes, Net
During the nine months ended September 30, 2019, the Operating Partnership issued $150,000 of 3.97% Series E Guaranteed Senior Notes due July 23, 2029 (the "2029 II Private Placement Notes") (together with the 2027 Private Placement Notes, the 2028 Private Placement Notes, the 2029 Private Placement Notes and the 2030 Private Placement Notes (each as described within this footnote), collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated May 16, 2019. The 2029 II Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2019	$2,480
2020	19,648
2021	345,113
2022	341,552
2023	321
Thereafter	708,549
Total	$1,417,663

Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2019. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At September 30, 2019 and December 31, 2018, the fair value of our indebtedness was as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$181,092	$193,453	$297,716	$304,508
Senior Unsecured Notes, Net	698,498	760,282	548,494	546,607
Unsecured Term Loans	460,000	461,005	460,000	461,317
Unsecured Credit Facility	78,000	78,079	—	—
Total	$1,417,590	$1,492,819	$1,306,210	$1,312,432

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2019	December 31, 2018
ASSETS
Assets:
Net Investment in Real Estate	$257,318	$260,528
Other Assets, Net	37,870	25,059
Total Assets	$295,188	$285,587
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$11,089	$20,497
Other Liabilities, Net	21,423	9,045
Partners' Capital	262,676	256,045
Total Liabilities and Partners' Capital	$295,188	$285,587

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
During the nine months ended September 30, 2019, the Joint Venture sold three land parcels, totaling 236 net developable acres, for gross proceeds of $57,178 and a total gain on sale of real estate of $30,236. Our economic share of the gain on sale is $14,816. However, we were the purchaser of one of the land parcels, acquiring 39 net developable acres from the Joint Venture. Accordingly, we netted our gain on sale pertaining to that sale in the amount of $3,121 against the basis of the land acquired. During the nine months ended September 30, 2018, the Joint Venture sold one land parcel, totaling 21 net developable acres, for gross proceeds of $3,973 and total gain on sale of real estate of $181. Net income of the Joint Venture for the nine months ended September 30, 2019 was $30,029. Net loss of the Joint Venture for the nine months ended September 30, 2018 was $196.

Under the Joint Venture's operating agreement, we act as the managing member of the Joint Venture and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services to the Joint Venture. In addition, the Joint Venture's operating agreement provides us the ability to earn an incentive fee based on the ultimate financial performance of the Joint Venture. In accordance with GAAP, for the nine months ended September 30, 2019, we calculated the incentive fee using a hypothetical liquidation basis assuming the remaining net assets of the Joint Venture were distributed at book value. Under this hypothetical liquidation methodology, we recognized an incentive fee of approximately $4,900, which is recorded in the Equity In Income of Joint Venture line item in the statement of operations and as an increase to the Investment in Joint Venture line item on the balance sheet. Any incentive fee earned will be calculated based on the final economic performance of the Joint Venture and will be paid towards the end of the Joint Venture's life.
During the nine months ended September 30, 2019, we recognized fees of $88 from the Joint Venture related to asset management and development services we provided to the Joint Venture. At September 30, 2019, we had a receivable from the Joint Venture of $43 related to these asset management and development fees.
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

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2019:

	Derivative Instruments	Accumulated Other Comprehensive Income (Loss) of the Operating Partnership	Comprehensive (Income) Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income (Loss) of the Company
Balance as of December 31, 2018	$3,574	$3,574	$(72)	$3,502
Other Comprehensive Loss Before Reclassifications	(10,897)	(10,897)	233	(10,664)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	(1,282)	(1,282)	—	(1,282)
Net Current Period Other Comprehensive Loss	(12,179)	(12,179)	233	(11,946)
Balance as of September 30, 2019	$(8,605)	$(8,605)	$161	$(8,444)

The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2019 and 2018:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$83	$24	$131	$71	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(287)	(102)	(1,413)	458	Interest Expense
Total	$(204)	$(78)	$(1,282)	$529

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$78,311	$30,911	$141,914	$112,412
Net Income Allocable to Participating Securities	(170)	(101)	(319)	(349)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$78,141	$30,810	$141,595	$112,063
Denominator (In Thousands):
Weighted Average Shares - Basic	126,480	125,768	126,295	123,098
Effect of Dilutive Securities:
Performance units (See Note 9)	303	362	283	399
Weighted Average Shares - Diluted	126,783	126,130	126,578	123,497
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.62	$0.24	$1.12	$0.91

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Numerator:
Net Income Available to Unitholders and Participating Securities	$79,969	$31,508	$144,972	$115,333
Net Income Allocable to Participating Securities	(249)	(101)	(453)	(349)
Net Income Available to Unitholders	$79,720	$31,407	$144,519	$114,984
Denominator (In Thousands):
Weighted Average Units - Basic	128,837	128,526	128,829	126,380
Effect of Dilutive Securities:
Performance units and certain Performance LTIP Units (See Note 9)	419	362	390	399
Weighted Average Units - Diluted	129,256	128,888	129,219	126,779
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.62	$0.24	$1.12	$0.91

At September 30, 2019 and 2018, participating securities for the Company include 274,624 and 413,193, respectively, of restricted stock, which participate in non-forfeitable distributions. At September 30, 2019 and 2018, participating securities for the Operating Partnership include 400,181 and 413,193, respectively, of restricted Unit awards and certain LTIP Units, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

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
Awards with Performance Measures
During the nine months ended September 30, 2019, the Company granted 36,064 performance units ("Performance units") and 166,942 LTIP Units, based on performance-based criteria ("Performance LTIP Units" and, together with the Performance units, collectively the "Performance Awards") to certain employees, which had a fair value of $2,527 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The Performance Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to a weighted average TSR of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings over the vesting periods for Performance Awards. At the end of the measuring period, vested Performance units convert into shares of common stock.
Service Based Awards
For the nine months ended September 30, 2019, the Company awarded 87,606 shares of restricted stock awards and 112,428 of LTIP Units based on service-based criteria ("Service LTIP Units") to certain employees and outside directors, which had an aggregate fair value of $6,727 on the date such awards were approved by the Compensation Committee of the Board of Directors. Both the restricted stock awards and Service LTIP Units granted to employees were based upon the prior achievement of certain corporate performance goals and will vest ratably over a period of three years based on continued employment. Restricted Stock awards and Service LTIP Units granted to outside directors vest after a one year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock awards. Compensation expense is charged to earnings over the vesting periods for both the restricted stock/restricted Unit awards and the Service LTIP Units.
Outstanding Restricted Stock/Restricted Unit Awards, Performance Units and LTIP Units
We recognized $2,130 and $2,003 for the three months ended September 30, 2019 and 2018, respectively and $5,945 and $5,689 for the nine months ended September 30, 2019 and 2018 respectively, in compensation expense related to the amortization of restricted stock or restricted Unit awards, Performance units, and LTIP Units. Restricted stock or restricted Unit award, Performance unit and LTIP Unit amortization capitalized in connection with development activities was $243 and $684 for the three and nine months ended September 30, 2019, respectively, and was not significant for the comparable 2018 periods. At September 30, 2019, we had $10,963 in unrecognized compensation related to unvested restricted stock or restricted Unit awards, Performance units and LTIP Units. The weighted average period that the unrecognized compensation is expected to be recognized is 0.93 years.

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
Fair Value Hedges

During December 2018, in anticipation of issuing long-term debt in the future, we entered into two treasury locks with an aggregate notional value of $100,000 to manage our exposure to changes in the ten-year U.S. Treasury rate (the "2018 Treasury Locks"). During April 2019, we paid $3,149 to settle the 2018 Treasury Locks with our counterparties. The 2018 Treasury Locks fixed the ten-year U.S. Treasury rate at a weighted average of 2.93%. We had designated the 2018 Treasury Locks as cash flow hedges and will amortize the payment made to our counterparties into interest expense over the 10-year period which corresponds to the term of our newly issued private placement debt (see Note 4).
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
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of September 30, 2019, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2015 Swaps and the 2014 Swaps, which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of September 30, 2019:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(1,875)	—	$(1,875)	—
2015 Swaps	$(2,804)	—	$(2,804)	—

There was no ineffectiveness recorded on the 2014 Swaps and the 2015 Swaps during the nine months ended September 30, 2019. See Note 7 for more information regarding our derivatives.
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
11. Related Party Transactions
 At September 30, 2019 and December 31, 2018, the Operating Partnership had receivable balances of $10,033 and $10,118, respectively, from a direct wholly-owned subsidiary of the Company.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2019, we had 13 industrial properties totaling approximately 3.3 million square feet of GLA under construction. The estimated total investment as of September 30, 2019 is approximately $270,100. Of this amount, approximately $110,100 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Leases
Lessee Disclosures
We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to seven years and our ground leases have remaining terms of 35 years to 52 years. For the nine months ended September 30, 2019, we recognized $1,677 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
The following is a schedule of the maturities of operating lease liabilities for the next five years as of September 30, 2019, and thereafter:

Remainder of 2019	$593
2020	2,321
2021	2,288
2022	2,238
2023	2,068
Thereafter	62,622
Total Lease Payments	72,130
Less Imputed Interest (A)	49,561
Total	$22,569
(A) Calculated using the discount rate for each lease.
As of September 30, 2019, our weighted average remaining lease term for the Operating Leases is 41.3 years and the weighted average discount rate is 7.2%.
Future minimum rental payments for the Operating Leases as of December 31, 2018 are as follows:

2019	$1,464
2020	1,536
2021	1,503
2022	1,465
2023	1,329
Thereafter	29,025
Total	$36,322

A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.

Lessor Disclosures
Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2019 are approximately as follows:

Remainder of 2019	$81,674
2020	324,063
2021	288,686
2022	247,374
2023	208,308
Thereafter	591,756
Total	$1,741,861

Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2018 were approximately as follows:

2019	$305,689
2020	288,817
2021	244,743
2022	205,097
2023	169,243
Thereafter	451,151
Total	$1,664,740

Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.
During the three months ended September 30, 2019, a tenant exercised its lease option to purchase a 0.6 million square foot building located in our Phoenix market. The option includes a fixed purchase price and an expected closing date in August 2020. At the time the tenant exercised the option, we reassessed the lease classification of this lease and, based on various qualitative factors, we determined that it was reasonably certain the tenant would close on the acquisition of the building. Accordingly, during the three months ended September 30, 2019, we reclassified the lease from an operating lease to a sales-type lease, which resulted in a gain on sale of $8,606. Additionally, we derecognized the net book value of the property and recorded a lease receivable of $54,521 which represents the discounted present value of the remaining lease payments and the fixed purchase option price. The lease receivable is included in Prepaid and Other Assets, Net on our Consolidated Balance Sheets. See Supplemental Information to the Statements of Cash Flows. Future minimum cash receipts, excluding tenant reimbursements of expenses, for this sales-type lease are $851 for the remainder of 2019 and $56,830 for 2020.
14. Subsequent Events
From October 1, 2019 to October 25, 2019, we acquired one land parcel for an aggregate purchase price of approximately $19,800, excluding transaction costs. In addition, we sold one industrial property for approximately $3,975, excluding transaction costs.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.1% ownership interest ("General Partner Units") at September 30, 2019. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 1.9% at September 30, 2019 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of the Operating Partnership and/or recipients of LTIP Units of the Operating Partnership pursuant to the Company's stock incentive plan.
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
As of September 30, 2019, we owned 459 industrial properties located in 21 states, containing an aggregate of approximately 62.7 million square feet of gross leasable area ("GLA"). Of the 459 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Summary of Significant Transactions During the Nine Months Ended September 30, 2019
During the nine months ended September 30, 2019, we completed the following significant real estate transactions and financing activities:

•
We acquired eight industrial properties comprised of approximately 0.5 million square feet of GLA located in our Chicago, Denver, Southern California and Orlando markets for an aggregate purchase price of $62.8 million, excluding transactions costs.

•
We acquired 148 acres of land for development located in Phoenix, the Inland Empire, Dallas and Philadelphia for an aggregate purchase price of $44.3 million, excluding transaction costs. Included in the 148 acres is 39 acres we purchased from our Joint Venture. Additionally, we entered into a 50-year ground lease on 32 acres of land located in our Miami market.

•	We sold ten industrial properties comprised of approximately 1.7 million square feet of GLA and several land parcels for gross sales proceeds of $106.1 million.

•	The Joint Venture sold 236 acres of land (including the 39 acres we purchased from the Joint Venture) for gross sales proceeds of $57.2 million.

•	We issued ten-year, $150.0 million private placement notes at a rate of 3.97%.

•	We paid off $111.8 million in mortgage loans payable.

•	We declared first, second and third quarter cash dividends of $0.23 per common share or Unit per quarter, an increase of 5.7% from the 2018 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2019 and 2018. Same store properties are properties owned prior to January 1, 2018 and held as an in-service property through September 30, 2019 and developments and redevelopments that were placed in service prior to January 1, 2018. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2017 and held as an operating property through September 30, 2019. Sold properties are properties that were sold subsequent to December 31, 2017. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2018; or b) stabilized prior to January 1, 2018. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
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

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018
Our net income was $145.1 million and $115.4 million for the nine months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019 and 2018, the average daily occupancy rate of our same store properties was 97.2% and 97.3%, respectively.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$276,368	$265,932	$10,436	3.9%
Acquired Properties	6,286	1,639	4,647	283.5%
Sold Properties	5,730	16,720	(10,990)	(65.7)%
(Re)Developments	21,272	3,645	17,627	483.6%
Other	5,570	5,125	445	8.7%
Real Estate Tax Reimbursement (A)	—	5,544	(5,544)	(100.0)%
Provision for Bad Debt (B)	—	267	(267)	(100.0)%
Total Revenues	$315,226	$298,872	$16,354	5.5%
(A) Prior to the adoption of ASU 2016-02 on January 1, 2019, we included reimbursement revenue related to real estate taxes that were paid directly by certain tenants to the taxing authorities in revenues. There was a corresponding expense amount included in property expenses related to this reimbursement income. To facilitate the comparison in the above table, the reimbursement of these amounts, as well as the corresponding expense in the Property Expense table below, for the nine months ended September 30, 2018 has been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the nine months ended September 30, 2018 has been removed from the affected categories and shown separately.
Revenues from same store properties increased $10.4 million primarily due to an increase in rental rates as well as tenant recoveries. Revenues from acquired properties increased $4.6 million due to the 18 industrial properties acquired subsequent to December 31, 2017 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $11.0 million due to the 64 industrial properties sold subsequent to December 31, 2017 totaling approximately 4.9 million square feet of GLA. Revenues from (re)developments increased $17.6 million due to an increase in occupancy. Revenues from other increased $0.4 million primarily due to an increase in rental rates and maintenance service revenue.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$70,212	$66,927	$3,285	4.9%
Acquired Properties	2,428	649	1,779	274.1%
Sold Properties	1,642	5,002	(3,360)	(67.2)%
(Re)Developments	5,096	2,533	2,563	101.2%
Other	6,565	5,508	1,057	19.2%
Real Estate Tax Expense (A)	—	5,544	(5,544)	(100.0)%
Provision for Bad Debt (B)	—	267	(267)	(100.0)%
Total Property Expenses	$85,943	$86,430	$(487)	(0.6)%
(A) Prior to the adoption ASU 2016-02 on January 1, 2019, we included real estate expenses that were paid directly by certain tenants to the taxing authorities within property expenses. There was a corresponding reimbursement amount included in revenues related to this reimbursement income. To facilitate the comparison in the above table, real estate taxes, as well as the corresponding reimbursement income in the preceding table, for the nine months ended September 30, 2018 have been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the nine months ended September 30, 2018 has been removed from the affected categories and shown separately.

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.3 million primarily due to an increase in real estate taxes and repairs and maintenance. Property expenses from acquired properties increased $1.8 million due to properties acquired subsequent to December 31, 2017. Property expenses from sold properties decreased $3.4 million due to properties sold subsequent to December 31, 2017. Property expenses from (re)developments increased $2.6 million primarily due to the substantial completion of developments. Property expenses from other increased $1.1 million due to an increase in certain maintenance service expenses as well as certain miscellaneous expenses.
General and administrative expense decreased by $0.9 million, or 4.4% primarily due to $1.3 million of severance expense that was incurred during the nine months ended September 30, 2018.
The impairment charge for the nine months ended September 30, 2018 of $2.8 million is due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$75,371	$76,485	$(1,114)	(1.5)%
Acquired Properties	3,972	1,428	2,544	178.2%
Sold Properties	1,460	4,364	(2,904)	(66.5)%
(Re) Developments	8,052	2,148	5,904	274.9%
Corporate Furniture, Fixtures and Equipment and Other	1,123	1,171	(48)	(4.1)%
Total Depreciation and Other Amortization	$89,978	$85,596	$4,382	5.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $2.5 million due to properties acquired subsequent to December 31, 2017. Depreciation and other amortization from sold properties decreased $2.9 million due to properties sold subsequent to December 31, 2017. Depreciation and other amortization from (re)developments increased $5.9 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the nine months ended September 30, 2019, we recognized $53.4 million of gain on sale of real estate related to the sale of ten industrial properties comprised of approximately 1.7 million square feet of GLA as well as gain related to a reclassification of an operating lease to a sales-type lease which was triggered by a tenant that exercised an option in its lease to purchase a 0.6 million square foot building from us located in our Phoenix market. For the nine months ended September 30, 2018, we recognized $53.3 million of gain on sale of real estate related to the sale of 34 industrial properties comprising approximately 1.7 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small decrease was caused by a decrease in the weighted average interest rate for the nine months ended September 30, 2019 (4.06%) as compared to the nine months ended September 30, 2018 (4.25%) substantially offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2019 ($1,372.4 million) as compared to the nine months ended September 30, 2018 ($1,343.7 million) and a decrease in capitalized interest of $0.7 million caused by a decrease in development costs eligible for capitalization during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Amortization of debt issuance costs remained relatively unchanged.
For the nine months ended September 30, 2018, we recognized a loss from retirement of debt of $0.04 million due to the early payoff of certain mortgage loans which resulted in the write-off of unamortized debt issuance costs partially offset by the write off of an unamortized premium.
Equity in income of Joint Venture of $16.3 million includes our pro-rata share of gain related to the sale of real estate from the Joint Venture and $4.9 million of accrued incentive fees.
Income tax expense increased by $3.5 million, or 3,747.3% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to an increase in our pro-rata share of gain from the sale of real estate from the Joint Venture as well as accrued incentive fees we earned from the Joint Venture.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018
Our net income was $80.0 million and $31.5 million for the three months ended September 30, 2019 and 2018, respectively.
For the three months ended September 30, 2019 and 2018, the average daily occupancy rate of our same store properties was 97.3% and 97.7%, respectively.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$92,669	$89,379	$3,290	3.7%
Acquired Properties	2,714	727	1,987	273.3%
Sold Properties	1,402	4,496	(3,094)	(68.8)%
(Re)Developments	7,864	1,905	5,959	312.8%
Other	1,941	1,851	90	4.9%
Real Estate Tax Reimbursement (A)	—	1,796	(1,796)	(100.0)%
Provision for Bad Debt (B)	—	102	(102)	(100.0)%
Total Revenues	$106,590	$100,256	$6,334	6.3%
(A) Prior to the adoption of ASU 2016-02 on January 1, 2019, we included reimbursement revenue related to real estate taxes that were paid directly by certain tenants to the taxing authorities in revenues. There was a corresponding expense amount included in property expenses related to this reimbursement income. To facilitate the comparison in the above table, the reimbursement of these amounts, as well as the corresponding expense in the Property Expense table below, for the three months ended September 30, 2018 has been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the three months ended September 30, 2018 has been removed from the affected categories and shown separately.
Revenues from same store properties increased $3.3 million primarily due to an increase in rental rates, slightly offset by a decrease in occupancy. Revenues from acquired properties increased $2.0 million due to the 18 industrial properties acquired subsequent to December 31, 2017 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $3.1 million due to the 64 industrial properties sold subsequent to December 31, 2017 totaling approximately 4.9 million square feet of GLA. Revenues from (re)developments increased $6.0 million due to an increase in occupancy. Revenues from other remained relatively unchanged.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$22,988	$22,095	$893	4.0%
Acquired Properties	812	289	523	181.0%
Sold Properties	483	1,108	(625)	(56.4)%
(Re)Developments	1,853	1,071	782	73.0%
Other	2,260	2,005	255	12.7%
Real Estate Tax Expense (A)	—	1,796	(1,796)	(100.0)%
Provision for Bad Debt (B)	—	102	(102)	(100.0)%
Total Property Expenses	$28,396	$28,466	$(70)	(0.2)%
(A) Prior to the adoption ASU 2016-02 on January 1, 2019, we included real estate expenses that were paid directly by certain tenants to the taxing authorities within property expenses. There was a corresponding reimbursement amount included in revenues related to this reimbursement income. To facilitate the comparison in the above table, real estate taxes, as well as the corresponding reimbursement income in the preceding table, for the three months ended September 30, 2018 have been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the three months ended September 30, 2018 has been removed from the affected categories and shown separately.

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $0.9 million primarily due to an increase in real estate taxes and repairs and maintenance. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2017. Property expenses from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2017. Property expenses from (re)developments increased $0.8 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense remained relatively unchanged.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$24,907	$25,428	$(521)	(2.0)%
Acquired Properties	1,696	602	1,094	181.7%
Sold Properties	276	1,167	(891)	(76.3)%
(Re) Developments	2,916	1,043	1,873	179.6%
Corporate Furniture, Fixtures and Equipment and Other	354	405	(51)	(12.6)%
Total Depreciation and Other Amortization	$30,149	$28,645	$1,504	5.3%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2017. Depreciation and other amortization from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2017. Depreciation and other amortization from (re)developments increased $1.9 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended September 30, 2019, we recognized $52.5 million of gain on sale of real estate related to the sale of eight industrial properties comprised of approximately 1.6 million square feet of GLA as well as gain related to a reclassification of an operating lease to a sales-type lease which was triggered by a tenant that exercised an option in its lease to purchase a 0.6 million square foot building from us located in our Phoenix market. For the three months ended September 30, 2018, we recognized $8.1 million of gain on sale of real estate related to the sale of four industrial properties comprising approximately 0.4 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small increase was caused by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2019 ($1,431.3 million) as compared to the three months ended September 30, 2018 ($1,308.8 million) substantially offset by a decrease in capitalized interest of $0.3 million caused by a decrease in development costs eligible for capitalization for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and a decrease in the weighted average interest rate for the three months ended September 30, 2019 (3.97%) as compared to the three months ended September 30, 2018 (4.24%).
Amortization of debt issuance costs remained relatively unchanged.
Equity in Loss from Joint Venture was not significant.
Income tax provision increased by $0.5 million, or 180.8%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to an increase in state tax expense.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2019. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	21	387	$5.25	28.6%	5.2	$3.98	N/A
Renewal Leases	25	1,129	$5.45	57.0%	5.6	$1.15	82.3%
Development / Acquisition Leases	6	1,823	$4.41	N/A	8.2	N/A	N/A
Total / Weighted Average	52	3,339	$4.86	50.4%	7.0	$1.87	82.3%

Nine Months Ended
New Leases	61	1,049	$5.60	22.7%	5.4	$4.46	N/A
Renewal Leases	116	6,078	$5.30	28.8%	5.0	$1.35	81.1%
Development / Acquisition Leases	16	2,759	$5.07	N/A	7.0	N/A	N/A
Total / Weighted Average	193	9,886	$5.27	27.9%	5.6	$1.81	81.1%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2019, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	12	215	$279
Renewal Leases	1	28	11
Development / Acquisition Leases	6	1,823	2,491
Total	19	2,066	$2,781

Nine Months Ended
New Leases	36	688	$914
Renewal Leases	4	352	228
Development / Acquisition Leases	15	2,600	3,840
Total	55	3,640	$4,982

Liquidity and Capital Resources
At September 30, 2019, our cash and cash equivalents and restricted cash were approximately $28.0 million and $16.3 million, respectively. We also had $645.4 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2019.
We have considered our short-term (through September 30, 2020) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $16.7 million in mortgage loans payable outstanding at September 30, 2019 that we anticipate paying prior to September 30, 2020. We expect to satisfy these payment obligations with borrowings under our Unsecured Credit Facility, excess cash flow and/or the disposition of select assets. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2020) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At September 30, 2019, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.14%. As of October 25, 2019, we had approximately $581.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2019, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2019.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash provided by operating activities	$190,179	$151,035
Net cash used in investing activities	(214,935)	(172,500)
Net cash provided by financing activities	18,655	46,692
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash provided by operating activities	$190,264	$150,995
Net cash used in investing activities	(214,935)	(172,500)
Net cash provided by financing activities	18,570	46,732
Changes in cash flow for the nine months ended September 30, 2019, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $39.1 million for the Company (increased $39.3 million for the Operating Partnership), primarily due to an:

•	increase in NOI from same store properties, acquired properties and recently developed properties of $25.1 million offset by decreases in NOI due to building disposals of $7.6 million; and

•	an increase in distributions from our Joint Venture of $16.0 million in 2019 as compared to 2018.
Investing Activities: Cash used in investing activities increased $42.4 million, primarily due to the following:

•	increase of $59.4 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2019 as compared to 2018; and

•	decrease of $13.4 million in net proceeds received from the disposition of real estate in 2019 as compared to 2018 offset by:

•	decrease of $32.0 million related to net contributions made to our Joint Venture in 2019 as compared to 2018.
Financing Activities: Cash provided by financing activities decreased $28.0 million for the Company (decreased $28.2 million for the Operating Partnership), primarily due to the following:

•	decrease of $150.0 million related to the issuance of Private Placement Notes in 2019 compared to 2018; and

•	decrease of $145.6 million related to the proceeds received from the issuance of common stock in an underwritten public offering during 2018 offset by:

•	increase in net proceeds from the Unsecured Credit Facility of $222.5 million in 2019 compared to 2018; and

•	decrease in repayments of Mortgage Loans Payable of $47.3 million in 2019 compared to 2018.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2019 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2019, $1,339.6 million or 94.5% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $78.0 million or 5.5% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2018, 100.0% of our total debt was fixed rate debt.
At September 30, 2019 and December 31, 2018, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with a notional aggregate amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2019 would have increased by approximately $0.17 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2019. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2019 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.0 million during the nine months ended September 30, 2019.
As of September 30, 2019, the estimated fair value of our debt was approximately $1,492.8 million based on our estimate of the then-current market interest rates.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2019 and December 31, 2018, we had derivative instruments ("Term Loan Swaps") with a notional aggregate amount outstanding of $460.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR. Additionally, during December 2018 in anticipation of issuing long term debt in the future, we entered into two treasury locks (the "2018 Treasury Locks") with an aggregate notional value of $100.0 million to manage our exposure to changes in the ten-year U.S. Treasury rate. During April 2019, we paid $3.1 million to settle the 2018 Treasury Locks with our counterparties. The 2018 Treasury Locks fixed the ten-year U.S. Treasury rate at a weighted average of 2.93%. We designated the 2018 Treasury Locks as cash flow hedges and will amortize the payment made to our counterparties into interest expense over the 10-year period, which corresponds to the term of our newly issued private placement debt.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$78,311	$30,911	$141,914	$112,412
Adjustments:
Depreciation and Other Amortization of Real Estate	29,993	28,439	89,451	85,019
Impairment of Depreciable Real Estate	—	—	—	2,285
Gain on Sale of (Depreciable for 2018) Real Estate	(52,489)	(7,520)	(53,378)	(52,660)
Gain on Sale of Real Estate from Joint Venture	—	—	(16,714)	—
Income Tax Provision - Gain on Sale of Real Estate from Joint Venture	—	—	3,095	—
Noncontrolling Interest Share of Adjustments	541	(503)	(463)	(878)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$56,356	$51,327	$163,905	$146,178
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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$92,669	$89,379		$276,368	$265,932
Same Store Property Expenses	(22,988)	(22,095)		(70,212)	(66,927)
Same Store Net Operating Income Before Same Store Adjustments	$69,681	$67,284	3.6%	$206,156	$199,005	3.6%
Same Store Adjustments:
Straight-line Rent	(59)	256		150	(282)
Above / Below Market Rent Amortization	(256)	(249)		(763)	(749)
Lease Termination Fees	(246)	(88)		(1,230)	(262)
Same Store Net Operating Income	$69,120	$67,203	2.9%	$204,313	$197,712	3.3%

Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From October 1, 2019 to October 25, 2019, we acquired one land parcel for an aggregate purchase price of approximately $19.8 million, excluding transaction costs. In addition, we sold one industrial property for $4.0 million, excluding transaction costs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

3.7#	Articles of Amendment to the Company's Articles of Incorporation, dated May 9, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed May 10, 2013, File No. 1-13102)

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

#	Refiled herewith to provide an updated hyperlink to the appropriate prior filing.

*	Filed herewith.

**	Furnished herewith.

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
Date: October 25, 2019