Form 10-K
period 2019-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2020-02-13
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

FR
(Trading Symbol)

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
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $4,593.5 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2019.
At February 12, 2020, 127,036,879 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2019 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2019, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 1.9% equity interest in the Operating Partnership held by entities or persons other than the Company are classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

•
Relationship to Other Real Estate Partnership." The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, though operations are also conducted through eight other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe our future plans, strategies and expectations, and are generally identifiable by use of the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "will," "should" or similar words. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to:

•	changes in national, international, regional and local economic conditions generally and real estate markets specifically;

•	changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;

•	our ability to qualify and maintain our status as a real estate investment trust;

•	the availability and attractiveness of financing (including both public and private capital) and changes in interest rates;

•	the availability and attractiveness of terms of additional debt repurchases;

•	our ability to retain our credit agency ratings;

•	our ability to comply with applicable financial covenants;

•	our competitive environment;

•	changes in supply, demand and valuation of industrial properties and land in our current and potential market areas;

•	our ability to identify, acquire, develop and/or manage properties on favorable terms;

•	our ability to dispose of properties on favorable terms;

•	our ability to manage the integration of properties we acquire;

•	potential liability relating to environmental matters;

•	defaults on or non-renewal of leases by our tenants;

•	decreased rental rates or increased vacancy rates;

•	higher-than-expected real estate construction costs and delays in development or lease-up schedules;

•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and

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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2019, our in-service portfolio consisted of 175 bulk warehouse properties, 96 regional warehouse properties, 136 light industrial properties and 26 R&D/flex properties, containing an aggregate of approximately 60.2 million square feet of gross leasable area ("GLA") located in 21 states. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties that are less than 75% occupied at acquisition or with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 98.1% ownership interest ("General Partner Units") at December 31, 2019. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 1.9% at December 31, 2019, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").

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
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2019, we had 155 employees.
Available Information
Our principal executive offices are located at One North Wacker, 42nd Floor, Chicago, Illinois 60606. Our telephone number is (312) 344-4300.
Copies of our respective annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports that we file with the SEC are available without charge as soon as reasonably practicable on our website at www.firstindustrial.com. These documents also may be accessed through the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters of each committee of the Board of Directors, along with supplemental financial and operating information prepared by us, are all available without charge on our website or in print upon request. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2019" under Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 12, 2020, we had approximately $596.4 million available for additional borrowings under the Unsecured Credit Facility.

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
We may be unable to renew leases or find other tenants on advantageous terms or at all.
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
We own certain properties subject to ground leases that expose us to the loss of such property upon breach or termination of the ground lease.
We own the building and improvements and lease the land underlying the improvements under several long-term ground leases. We could lose our interests in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease without an extension in place. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.
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
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and unitholders, could reduce the cash available to pay interest and principal on debt securities and make further investments in real estate. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify.
The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Additional changes to tax laws are likely to continue to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and unitholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Stockholders and unitholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.
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
As a REIT, the Company must distribute to its stockholders at least 90% of its taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to our stockholders each year and we may be subject to tax to the extent our taxable income is not fully distributed. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to do so. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders' and unitholders' interests.
We may pay some taxes.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state and local taxes on our income and property. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase. These actions could adversely affect our financial condition and results of operations. In addition, our TRSs will be subject to federal, state and local income tax for income received.
In the normal course of business, certain of our legal entities have undergone tax audits and may undergo audits in the future. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances.  At other times we may utilize derivatives to increase our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact.  These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and unitholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.  No strategy can completely insulate us from the risks associated with interest rate fluctuations.
We have adopted a practice relating to the use of derivative financial instruments which requires the Company's Board of Directors to authorize our use of derivative financial instruments to fix the interest rate on anticipated offerings of unsecured debt and to manage the interest rates on our variable rate borrowings. Our practice is that we do not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but the Company's Board of Directors may choose to change these practices in the future.

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

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Our revolving credit facility, our unsecured term loans and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR-indexed rates are not available. If our debt agreements and derivative contracts are not transitioned to a preferred alternative rate and LIBOR-indexed rates are discontinued or if the methods of calculating the rates change, interest rates on our current or future indebtedness may be adversely affected. While we currently expect LIBOR-indexed rates to be available until the end of 2021, it is possible that they will become unavailable prior to that time. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements however future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates will cease to be available.
Failure to comply with covenants in our debt agreements could adversely affect our financial condition.
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our revolving credit facility and our unsecured term loans, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.
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
Under various federal, state and local laws, ordinances and regulations, we may, as a current or previous owner, developer or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
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
We are exposed to the potential impacts of future climate change.
We are exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as the operation of our buildings typically does not generate a significant amount of greenhouse gas emissions. However, we may be adversely impacted as a real estate owner, manager and developer in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.
Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, extended coverage and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils such as earthquake and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.

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
The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications, periodic cyber dwelling reviews and annual penetration testing, even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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
Our declaration of trust authorizes the Company to issue 225,000,000 common shares and 10,000,000 shares designated as preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of its common stock. Holders of the Company's common stock do not have preemptive rights to acquire any shares issued by the Company in the future. If the Company ever creates and issues preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions to our common stockholders and unitholders. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up before any payment is made to our common stockholders, which would reduce the amount our common stockholders and unitholders, might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company.

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
Future sales or issuances of our common stock may cause the market price of our common stock to decline.
The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability of future issuances of shares of our common stock, limited partnership units of the Operating Partnership or other securities convertible into or exchangeable or exercisable for our common stock, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue capital stock that is senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity or for other reasons.
The market price of our common stock may fluctuate significantly.
The market price of our common stock may fluctuate significantly in response to many factors, including:
•actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity,
•changes in our earnings estimates or those of analysts,
•changes in asset valuations and related impairment charges,
•changes in our dividend policy,
•publication of research reports about us or the real estate industry generally,

•	the ability of our tenants to pay rent to us and meet their obligations to us under the current lease terms and our ability to re-lease space as leases expire,
•increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield,
•changes in market valuations of similar companies,

•
adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future,

•	our ability to comply with applicable financial covenants under our unsecured line of credit and the indentures under which our senior unsecured indebtedness is, or may be, issued,
•additions or departures of key management personnel,
•actions by institutional stockholders,
•speculation in the press or investment community,
•general market and economic conditions.

Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all.
Certain provisions of our charter and bylaws could hinder, delay or prevent a change in control of our company.
Certain provisions of our charter and our bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:
•Removal of Directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least a majority of all votes entitled to be cast by our stockholders generally in the election of directors.
•Preferred Stock. Under our charter, our board of directors has the power to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.
•Advance Notice Bylaws. Our bylaws require advance notice procedures with respect to nominations of directors and shareholder proposals.
•Ownership Limit. For the purpose, among others, of preserving our status as a REIT under the Internal Revenue Code of 1986, as amended, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common and preferred stock unless our board of directors waives or modifies this ownership limit.
•Stockholder Action by Written Consent. Our bylaws contain a provision that permits our stockholders to take action by written consent in lieu of an annual or special meeting of stockholders only if the unanimous consent of the stockholders is obtained.
•Ability of Stockholders to Call Special Meeting. Under our bylaws, we are only required to call a special meeting at the request of the stockholders if the request is made by at least a majority of all votes entitled to be cast by our stockholders generally in the election of directors.
•Maryland Control Share Acquisition Act. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.
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
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. We currently have and may in the future selectively acquire, own and/or develop properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks not present where we act alone, including:

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

•	joint venturers might experience financial distress, become bankrupt or otherwise fail to fund their share of any required capital contributions;

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
General
At December 31, 2019, we owned 433 in-service industrial properties containing an aggregate of approximately 60.2 million square feet of GLA in 21 states, with a diverse base of more than 1,050 tenants engaged in a wide variety of businesses, including distribution, wholesale trade, professional services, manufacturing and retail. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2019, was $5.43. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
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

The following describes, generally, the different industrial categories:

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space; and

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space.
The following tables summarize, by market, certain information as of December 31, 2019, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		R&D/Flex		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/19
Atlanta, GA	4,563	14	340	4	347	5	—	—	5,250	23	98.5%
Baltimore, MD	2,660	8	—	—	268	4	52	1	2,980	13	97.8%
Central/Eastern PA (A)	6,055	13	432	5	346	7	—	—	6,833	25	95.0%
Chicago, IL	5,092	15	326	6	255	5	—	—	5,673	26	96.1%
Cincinnati, OH	684	3	310	3	278	5	—	—	1,272	11	93.6%
Cleveland, OH	1,128	6	—	—	—	—	—	—	1,128	6	100.0%
Dallas/Ft. Worth, TX	4,644	25	484	6	971	17	—	—	6,099	48	98.8%
Denver, CO	1,135	5	717	7	986	21	156	5	2,994	38	99.1%
Detroit, MI	399	3	509	11	590	25	136	3	1,634	42	100.0%
Houston, TX	3,250	17	564	8	85	3	—	—	3,899	28	98.7%
Miami, FL	315	2	345	7	51	1	—	—	711	10	95.5%
Milwaukee, WI	707	3	90	1	—	—	—	—	797	4	100.0%
Minneapolis/St. Paul, MN	2,780	13	145	2	239	3	266	3	3,430	21	96.4%
Nashville, TN	979	3	—	—	164	2	—	—	1,143	5	100.0%
New Jersey (A)	1,359	6	—	—	781	14	172	3	2,312	23	98.7%
Orlando, FL	427	3	234	3	79	1	—	—	740	7	100.0%
Phoenix, AZ	1,579	6	445	7	38	1	—	—	2,062	14	99.5%
Seattle, WA	101	1	287	5	23	1	—	—	411	7	84.9%
Southern California (A)	7,152	25	1,312	21	727	20	—	—	9,191	66	97.7%
Tampa, FL	—	—	—	—	33	1	193	8	226	9	95.2%
Other (B)	1,181	4	—	—	—	—	212	3	1,393	7	100.0%
Total	46,190	175	6,540	96	6,261	136	1,187	26	60,178	433	97.6%
Occupancy by Industrial Property Type		97.9%		96.8%		96.2%		99.0%
_______________

(A)
Central/Eastern PA includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.

(B)	Properties are located in Greenville, KY; Indianapolis, IN; Kansas City, MO; Overland, MO; Richland Center, WI; and Salt Lake City, UT.
Indebtedness
As of December 31, 2019, 62 of our 433 in-service industrial properties, with a net carrying value of $265.0 million, are pledged as collateral under our mortgage financings, totaling $174.4 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page S-1 for additional information.

Property Acquisitions
During the year ended December 31, 2019, we acquired nine industrial properties and several land parcels for an aggregate purchase price of approximately $147.9 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 5.4%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/19
Chicago, IL	1	172,654	Bulk Warehouse	60%
Denver, CO	1	84,700	Regional Warehouse	100%
Orlando, FL	1	54,000	Regional Warehouse	100%
Seattle, WA	1	23,360	Light Industrial	100%
Southern California	5	206,992	Regional Warehouse, Light Industrial	80%
Total	9	541,706

Development Activity
During the year ended December 31, 2019, we completed and placed in-service 13 developments totaling approximately 4.4 million square feet of GLA at a total cost of approximately $324.7 million. Included in the total cost is $13.0 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 6.7%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/19
Atlanta, GA	1	703,339	Bulk Warehouse	100%
Central/Eastern PA	2	988,920	Bulk Warehouse	75%
Chicago, IL	1	355,969	Bulk Warehouse	58%
Dallas, TX	1	863,328	Bulk Warehouse	100%
Denver, CO	1	555,840	Bulk Warehouse	100%
Houston, TX	1	126,250	Bulk Warehouse	100%
New Jersey	1	119,808	Bulk Warehouse	100%
Phoenix, AZ	1	50,184	Regional Warehouse	100%
Seattle, WA	1	66,751	Regional Warehouse	100%
Southern California	3	598,312	Bulk Warehouse	100%
Total	13	4,428,701
As of December 31, 2019, we substantially completed five developments totaling approximately 0.9 million square feet of GLA. The estimated total investment for the five developments is approximately $68.4 million, of which $51.6 million has been incurred as of December 31, 2019. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/19
Dallas/Fort Worth, TX	3	543,197	Bulk Warehouse	12%
Houston, TX	2	371,950	Bulk Warehouse	15%
Total	5	915,147

As of December 31, 2019, we have ten development projects that are under construction totaling approximately 2.1 million square feet of GLA. The estimated total investment for the ten development projects under construction is $208.2 million, of which $90.2 million has been incurred as of December 31, 2019. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Phoenix, AZ	1	643,798	Regional Warehouse	Q1 2020
Central/Eastern PA	1	100,162	Bulk Warehouse	Q2 2020
Southern California	2	402,287	Bulk Warehouse	Q2 2020
Dallas/Fort Worth, TX	1	434,720	Bulk Warehouse	Q3 2020
Miami, FL	1	103,791	Bulk Warehouse	Q3 2020
Southern California	1	71,905	Regional Warehouse	Q3 2020
Miami, FL	3	373,930	Bulk Warehouse, Regional Warehouse	Q4 2020
Total	10	2,130,593
Property Sales
During the year ended December 31, 2019, we sold 40 industrial properties comprising approximately 5.9 million square feet of GLA, at a weighted average capitalization rate of 7.2%, and several land parcels for total gross sales proceeds of approximately $315.8 million. The capitalization rate for the 40 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization, above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Baltimore/Washington	1	46,851	Light Industrial
Central/Eastern PA	2	258,000	Bulk Warehouse, Regional Warehouse
Cincinnati, OH	2	100,000	R&D/Flex
Detroit, MI	2	61,904	Light Industrial
Miami, FL (A)	1	21,125	Light Industrial
Minneapolis/St. Paul, MN	3	223,706	Light Industrial, R&D/Flex
Phoenix, AZ (B)	1	618,350	Bulk Warehouse
Southern California	3	129,880	Light Industrial
Tampa, FL	4	284,574	Bulk Warehouse, Light Industrial, R&D/Flex
Other (C)	21	4,123,626	Bulk Warehouse, Regional Warehouse, Light Industrial
Total	40	5,868,016

(A) Partial sale of a 0.1 million square-foot industrial property.
(B) This property is being recognized as sold due to the reclassification of the tenant's lease from an operating lease to a sales-type lease. Actual sale, in which title of the property will transfer to the tenant, is expected to occur in 3Q 2020
(See Note 10).
(C) Properties are located in Berkeley, MO; Earth City, MO; Edwardsville, IL; Indianapolis, IN; Jefferson County, KY; and
Noblesville, IN.

Tenant and Lease Information
We have a diverse base of more than 1,050 tenants engaged in a wide variety of businesses including distribution, wholesale trade, professional services, manufacturing and retail. At December 31, 2019, our leases have a weighted average lease length of 7.1 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2019, approximately 97.6% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.5% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.3% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2019. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	92	1,806	$5.71	23.2%	5.5	$4.59	N/A
Renewal Leases	157	7,329	$5.46	26.8%	4.9	$1.40	81.1%
Development / Acquisition Leases	26	4,833	$5.17	N/A	8.6	N/A	N/A
Total / Weighted Average	275	13,968	$5.39	26.0%	6.2	$2.03	81.1%

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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
The following table provides a summary of our leases that commenced during the year ended December 31, 2019, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	59	1,338	$1,799
Renewal Leases	12	502	384
Development / Acquisition Leases	24	3,811	6,944
Total	95	5,651	$9,127

Lease Expirations
Fundamentals for the United States industrial real estate market remained favorable in 2019, as continued growth in the general economy, including e-commerce supply chain activity, drove additional demand for space. New industrial space continued to be developed in response to this growth in demand. In 2019, new supply exceeded incremental demand for the first time on an annual basis since 2009. National vacancy levels remained low and the overall industry conditions resulted in environments supportive of rental rate growth in virtually all of our markets. Based on our recent experience, low levels of vacancy generally throughout our markets, and the 2020 forecast from a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2020, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to the improvement in market conditions as compared to the conditions prevailing when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2019.

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2020	133	3,733,974	6.3%	$21,488	6.9%
2021	209	8,982,480	15.4%	47,644	15.5%
2022	187	7,085,005	12.1%	38,011	12.3%
2023	183	7,244,183	12.4%	40,306	13.1%
2024	154	6,809,544	11.6%	40,211	13.0%
2025	98	6,521,982	11.2%	32,917	10.7%
2026	48	4,528,246	7.7%	20,647	6.7%
2027	22	3,612,848	6.2%	17,748	5.8%
2028	13	1,992,721	3.4%	9,768	3.2%
2029	23	3,509,422	6.0%	19,192	6.2%
Thereafter	22	4,509,273	7.7%	20,377	6.6%
Total	1,092	58,529,678	100%	$308,309	100%
_______________

(A)
Includes leases that expire on or after January 1, 2020 and assumes tenants do not exercise existing renewal, termination or purchase options, except for one lease relating to a 618,350 square foot building for which the tenant already provided notice of intent to purchase during 2020.

(B)	Does not include existing vacancies of 1,416,528 aggregate square feet and December 31, 2019 move outs of 231,821 aggregate square feet.

(C)
Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2019, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2019	$43.07	$39.09	$0.2300
September 30, 2019	$40.07	$36.77	$0.2300
June 30, 2019	$37.43	$34.22	$0.2300
March 31, 2019	$35.47	$28.04	$0.2300
December 31, 2018	$32.40	$27.60	$0.2175
September 30, 2018	$33.87	$30.78	$0.2175
June 30, 2018	$33.67	$28.58	$0.2175
March 31, 2018	$31.17	$27.75	$0.2175
As of February 11, 2020, the Company had 364 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 135 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2019.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2019, the Operating Partnership issued 297,216 Limited Partner Units in connection with the issuance of equity compensation to certain employees and directors. See Note 11 to the consolidated financial statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2019, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $100.6 million or by issuing 2,422,744 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$110.31	$143.90	$166.17	$156.81	$231.06
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
FTSE NAREIT Equity REITs	$100.00	$103.20	$111.99	$117.84	$112.39	$141.61
_______________

(A)
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

The Company	Year Ended 12/31/19	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$425,984	$403,954	$396,402	$378,020	$365,823
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	238,775	163,239	201,456	121,232	73,802
Basic Per Share Data:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	1.89	1.31	1.70	1.05	0.67
Diluted Per Share Data:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	1.88	1.31	1.69	1.05	0.66
Dividends/Distributions Per Share	$0.92	$0.87	$0.84	$0.76	$0.51
Basic Weighted Average Shares	126,392	123,804	118,272	115,030	110,352
Diluted Weighted Average Shares	126,691	124,191	118,787	115,370	110,781
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,830,209	$3,673,644	$3,495,745	$3,384,914	$3,293,968
Total Assets	3,518,828	3,142,691	2,941,062	2,793,263	2,709,808
Indebtedness	1,483,565	1,297,783	1,296,997	1,347,092	1,434,168
Total Equity	1,798,263	1,679,911	1,475,877	1,284,625	1,115,135
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities (A)	$221,136	$199,391	$186,496	$167,811	$140,841

The Operating Partnership	Year Ended 12/31/19	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$425,984	$403,954	$396,402	$378,020	$365,823
Net Income Available to Unitholders and Participating Securities	243,628	167,246	208,158	125,547	76,682
Basic Per Unit Data:
Net Income Available to Unitholders	1.89	1.31	1.70	1.05	0.67
Diluted Per Unit Data:
Net Income Available to Unitholders	1.88	1.31	1.69	1.05	0.66
Distributions Per Unit	$0.92	$0.87	$0.84	$0.76	$0.51
Basic Weighted Average Units	128,831	126,921	122,306	119,274	114,709
Diluted Weighted Average Units	129,241	127,308	122,821	119,614	115,138
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,830,209	$3,673,644	$3,495,745	$3,384,914	$3,293,968
Total Assets	3,528,849	3,152,799	2,951,180	2,803,701	2,720,523
Indebtedness	1,483,565	1,297,783	1,296,997	1,347,092	1,434,168
Total Partners' Capital	1,808,284	1,690,019	1,485,995	1,295,063	1,125,850
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
Summary of Significant Transactions During 2019
During 2019, we completed the following significant transactions and financing activities:

•
We acquired nine industrial properties comprised of approximately 0.5 million square feet of GLA located in our Chicago, Denver, Orlando, Seattle and Southern California markets for an aggregate purchase price of $66.8 million.

•	We acquired 217.7 acres of land for development located in our Dallas, Miami, Philadelphia, Phoenix and Southern California markets for an aggregate purchase price of $81.1 million.

•
We developed and placed in-service, 13 industrial properties comprising approximately 4.4 million square feet of GLA located in our Atlanta, Central Pennsylvania, Chicago, Dallas, Denver, Houston, New Jersey, Phoenix, Seattle and Southern California markets at an estimated total cost of $324.7 million. These properties were 91% leased at December 31, 2019.

•	We sold 40 industrial properties comprised of approximately 5.9 million square feet of GLA and several land parcels for total gross sales proceeds of $315.8 million.

•	The Joint Venture sold 236 acres of land (including 39 acres we purchased from the Joint Venture) for gross sales proceeds of $57.2 million.

•	We issued $150.0 million of ten-year private placement notes at a rate of 3.97%.

•	We paid off $117.2 million in mortgage loans payable.

•	We declared an annual cash dividend of $0.92 per common share or Unit, an increase of 5.7% from 2018.

Results of Operations
Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018
Our net income was $243.9 million and $167.3 million for the years ended December 31, 2019 and 2018, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2019 and 2018. Same store properties are properties owned prior to January 1, 2018 and held as an in-service property through December 31, 2019 and developments and redevelopments that were placed in service prior to January 1, 2018. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2017 and held as an operating property through December 31, 2019. Sold properties are properties that were sold subsequent to December 31, 2017. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2018; or b) stabilized prior to January 1, 2018. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the (re)development classification. During the year ended December 31, 2018, we completed the redevelopment of this property and as of December 31, 2018, the property was 100% leased. This property will return to the same store classification in the first quarter 2020.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are included in the (re)development classification. The rebuild of this property was completed during the first quarter 2019 and as of December 31, 2019, the property is 100% leased. This property will return to the same store classification in the first quarter 2021.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2019 and 2018, the average occupancy rates of our same store properties were 97.4% and 97.7%, respectively.

	2019	2018	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$353,293	$340,381	$12,912	3.8%
Acquired Properties	9,654	2,663	6,991	262.5%
Sold Properties	27,262	43,706	(16,444)	(37.6)%
(Re) Developments	32,583	6,898	25,685	372.4%
Other	3,192	2,439	753	30.9%
Real Estate Tax Reimbursement (A)	—	7,517	(7,517)	(100.0)%
Provision for Bad Debt (B)	—	350	(350)	(100.0)%
Total Revenues	$425,984	$403,954	$22,030	5.5%
(A) Prior to the adoption of ASU 2016-02 on January 1, 2019, we included reimbursement revenue related to real estate taxes that were paid directly by certain tenants to the taxing authorities in revenues. There was a corresponding expense amount included in property expenses related to this reimbursement income. To facilitate the comparison in the above table, the reimbursement of these amounts, as well as the corresponding expense in the Property Expense table below, for the year ended December 31, 2018 has been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the year ended December 31, 2018 has been removed from the affected categories and shown separately.
Revenues from same store properties increased $12.9 million due primarily to an increase in rental rates as well as tenant recoveries. Revenues from acquired properties increased $7.0 million due to the 19 industrial properties acquired subsequent to December 31, 2017 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $16.4 million due to the 93 industrial properties sold subsequent to December 31, 2017 totaling approximately 8.5 million square feet of GLA. Revenues from (re)developments increased $25.7 million due to an increase in occupancy as well as tenant recoveries. Revenues from other increased $0.8 million primarily due to the acquisition of two land sites, one during 2019 and the other in late 2018, for which we intend to develop industrial buildings in the future but currently we are leasing to tenants and collecting ground lease rent.

	2019	2018	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$88,494	$84,239	$4,255	5.1%
Acquired Properties	3,617	1,094	2,523	230.6%
Sold Properties	8,350	12,504	(4,154)	(33.2)%
(Re) Developments	7,711	3,692	4,019	108.9%
Other	8,413	7,458	955	12.8%
Real Estate Tax Expense (A)	—	7,517	(7,517)	(100.0)%
Provision for Bad Debt (B)	—	350	(350)	(100.0)%
Total Property Expenses	$116,585	$116,854	$(269)	(0.2)%
(A) Prior to the adoption ASU 2016-02 on January 1, 2019, we included real estate expenses that were paid directly by certain tenants to the taxing authorities within property expenses. There was a corresponding reimbursement amount included in revenues related to this reimbursement income. To facilitate the comparison in the above table, real estate taxes, as well as the corresponding reimbursement income in the preceding table, for the year ended December 31, 2018 have been removed from the affected categories and shown separately.
(B) Prior to the adoption of ASU 2016-02, credit losses on lease receivables were included in property expenses. ASU 2016-02 requires credit losses on lease receivables to be netted with lease revenue. To facilitate the comparison in the above table, the provision for bad debt for the year ended December 31, 2018 has been removed from the affected categories and shown separately.

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.3 million primarily due to an increase in real estate taxes and repairs and maintenance. Property expenses from acquired properties increased $2.5 million due to properties acquired subsequent to December 31, 2017. Property expenses from sold properties decreased $4.2 million due to properties sold subsequent to December 31, 2017. Property expenses from (re)developments increased $4.0 million primarily due to the substantial completion of developments. Property expenses from other increased $1.0 million primarily due to an increase in certain maintenance company expenses as well as an increase in real estate tax expense related to developable land.
General and administrative expense remained relatively unchanged. However, during the three months ended March 31, 2018, we incurred $1.3 million of severance expense. The decrease in severance expense is offset by an increase in employee compensation and incentive compensation for the year ended December 31, 2019.

	2019	2018	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$95,584	$98,518	$(2,934)	(3.0)%
Acquired Properties	5,710	2,168	3,542	163.4%
Sold Properties	6,361	10,868	(4,507)	(41.5)%
(Re) Developments	12,539	3,940	8,599	218.2%
Corporate Furniture, Fixtures and Equipment and Other	1,035	965	70	7.3%
Total Depreciation and Other Amortization	$121,229	$116,459	$4,770	4.1%
Depreciation and other amortization from same store properties decreased $2.9 million primarily due to certain improvements becoming fully depreciated during 2018 and 2019 as well as accelerated depreciation and amortization taken during the year ended December 31, 2018 attributable to certain tenants who terminated their leases early. Depreciation and other amortization from acquired properties increased $3.5 million due to properties acquired subsequent to December 31, 2017. Depreciation and other amortization from sold properties decreased $4.5 million due to properties sold subsequent to December 31, 2017. Depreciation and other amortization from (re)developments increased $8.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
The impairment charge for the year ended December 31, 2018 of $2.8 million was due to marketing a property and a land parcel for sale and our assessment of the likelihood of potential sales transaction. The property and the land parcel for which impairment was recorded were sold later during the year ended December 31, 2018.
For the year ended December 31, 2019, we recognized $124.9 million of gain on sale of real estate related to the sale of 40 industrial properties comprising approximately 5.9 million square feet of GLA and several land parcels. For the year ended December 31, 2018, we recognized $81.6 million of gain on sale of real estate related to the sale of 53 industrial properties comprising approximately 2.6 million square feet of GLA and several land parcels.
Interest expense decreased $0.5 million, or 1.0%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2019 (4.01%) as compared to the year ended December 31, 2018 (4.24%), partially offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2019 ($1,397.6 million) as compared to the year ended December 31, 2018 ($1,334.8 million) and a decrease in capitalized interest of $0.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Amortization of debt issuance costs decreased $0.2 million, or 5.5%, primarily due to the payoffs of certain mortgage loans, partially offset by the amortization of debt issuance costs related to the issuance of the 2029 II Private Placement Notes in July 2019.
Equity in income of Joint Venture of $16.2 million includes our pro-rata share of gain related to the sale of real estate from the Joint Venture and $4.9 million of accrued incentive fees.
For the year ended December 31, 2019, the income tax provision of $3.4 million was primarily related to our pro-rata share of gain from the sale of real estate from the Joint Venture as well as accrued incentive fees we earned from the Joint Venture. For the year ended December 31, 2018, the income tax benefit was not significant.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

A discussion of changes in our results of operations between 2018 and 2017 has been omitted from this Form 10-K and can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies
We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 to the Consolidated Financial Statements for further detail on our critical accounting policies, which are as follows:

•
Acquisitions of Real Estate Assets: We allocate the purchase price of acquired real estate, including real estate acquired as a portfolio, based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and below market ground lease obligations. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Above-market and below-market lease and below market ground lease obligation values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. The purchase price is further allocated to in-place lease values based on our evaluation of the specific characteristics of each tenant's lease and an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition.

•
Impairment of Real Estate Assets: We review our tangible and intangible real estate assets held for use for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.

Liquidity and Capital Resources
At December 31, 2019, our cash and cash equivalents and restricted cash were approximately $21.1 million and $131.6 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $565.4 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2019.
We have considered our short-term (through December 31, 2020) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $15.3 million in mortgage loans payable outstanding at December 31, 2019 maturing prior to December 31, 2020. Historically, we have utilized various sources of capital to satisfy similar payment obligations, including borrowings under our Unsecured Credit Facility and issuances of debt and equity securities, and we expect to satisfy these payment obligations on or prior to the maturity dates using one or more of these sources of capital. With the exception of this mortgage maturity, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.

We expect to meet long-term (after December 31, 2020) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.
As of February 12, 2020 we had approximately $596.4 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2019, and we anticipate that we will be able to operate in compliance with our financial covenants in 2020.
As of December 31, 2019, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$245,533	$210,495
Net cash used in investing activities	(205,386)	(223,398)
Net cash provided by financing activities	62,198	16,794
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$245,620	$210,505
Net cash used in investing activities	(205,386)	(223,398)
Net cash provided by financing activities	62,111	16,784
Changes in cash flow for the year ended December 31, 2019, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $35.0 million for the Company (increased by $35.1 million for the Operating Partnership), primarily due to the following:

•
increase in NOI from same store properties, acquired properties, and recently developed properties of $34.8 million, offset by decreases in NOI due to property disposals for a net total increase of approximately $12.3 million;

•	increase in distributions from our Joint Venture of $16.0 million in 2019 as compared to 2018; and

•
increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits partially offset by an increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash payments and cash receipts.

Investing Activities: Cash used in investing activities decreased $18.0 million, primarily due to the following:

•	increase of $69.6 million in net proceeds received from the disposition of real estate in 2019 as compared to 2018; and

•	decrease of $31.9 million related to net contributions made to our Joint Venture in 2019 as compared to 2018; offset by:

•	an aggregate increase of $65.1 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2019 as compared to 2018; and

•	increase of $21.8 million in escrow balances.
Financing Activities: Cash provided by financing activities increased $45.4 million for the Company (increased $45.3 million for the Operating Partnership), primarily due to the following:

•	increase in net proceeds of our Unsecured Credit Facility of $302.5 million; and

•	decrease in repayments of mortgage loans payable of $42.4 million; offset by:

•	decrease of $150.0 million related to the issuance of Private Placement Notes in 2019 compared to 2018;

•	decrease of $145.6 million related to the proceeds received from the issuance of common stock in an underwritten public offering during 2018; and

•	increase in dividend and unit distributions of $7.6 million due to the Company raising the dividend rate in 2019.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2019:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Rent Payments Due on Operating and Ground Leases	$71,537	$2,321	$4,527	$3,982	$60,707
Real Estate Development Costs(A)(B)	118,000	118,000	—	—	—
Long Term Debt	1,490,931	19,813	762,248	656	708,214
Interest Expense on Long Term Debt(A)(C)	313,541	51,695	81,754	60,911	119,181
Unsecured Credit Facility(D)	2,015	1,106	909	—	—
Total	$1,996,024	$192,935	$849,438	$65,549	$888,102
_______________

(A)	Not on balance sheet.

(B)
Represents estimated remaining payments on the completion of development projects under construction. Estimated remaining costs include all costs necessary to place the properties into service and could extend beyond one year.

(C)
Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate swaps which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

(D)	Represents fees on our Unsecured Credit Facility which has a contractual maturity in October 2021.

Off-Balance Sheet Arrangements
At December 31, 2019, we had letters of credit and performance bonds outstanding amounting to $11.8 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Environmental
We paid approximately $0.3 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively, related to environmental expenditures. We estimate 2020 expenditures of approximately $0.3 million. We estimate that the aggregate expenditures which need to be expended in 2020 and beyond with regard to currently identified environmental issues will not exceed approximately $1.3 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, our leases have a weighted average lease length of 7.1 years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2019 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2019, $1,332.9 million or 89.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments. As of the same date, $158.0 million or 10.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2018, 100.0% of our total debt was fixed rate debt. This included $460.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of derivative instruments.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2019 and 2018 would have increased by approximately $0.23 million and $0.07 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2019 and 2018. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.3 million and $5.6 million during the years ended December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the estimated fair value of our debt was approximately $1,554.7 million and $1,312.4 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2019 and 2018, we had derivative instruments with a notional aggregate amount outstanding of $460.0 million which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR (the "Term Loan Swaps"). Additionally, during December 2018 in anticipation of issuing long term debt in the future, we entered into two treasury locks (the "2018 Treasury Locks") with an aggregate notional value of $100.0 million to manage our exposure to changes in the ten-year U.S. Treasury rate. During April 2019, we paid $3.1 million to settle the 2018 Treasury Locks with our counterparties. The 2018 Treasury Locks fixed the ten-year U.S. Treasury rate at a weighted average of 2.93%. We designated both the Term Loan Swaps and the 2018 Treasury Locks as cash flow hedges. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these derivative instruments. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of real estate assets, real estate asset depreciation and amortization and impairment of real estate, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT's activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$238,775	$163,239	$201,456	$121,232	$73,802
Adjustments:
Depreciation and Other Amortization of Real Estate	120,516	115,659	115,617	116,506	113,126
Equity in Depreciation and Other Amortization of Joint Ventures	—	—	—	—	17
Impairment of Real Estate (A)	—	2,285	—	—	626
Gain on Sale of Real Estate (A)	(124,942)	(80,909)	(131,058)	(68,202)	(44,022)
Gain on Sale Real Estate from Joint Ventures (A)	(16,714)	—	—	—	(63)
Income Tax Provision - Gain on Sale of Real Estate from Joint Venture	3,095	—	—	—	—
Noncontrolling Interest Share of Adjustments	406	(883)	481	(1,725)	(2,645)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$221,136	$199,391	$186,496	$167,811	$140,841
(A) In December 2018, NAREIT issued a white paper restating the definition of FFO. The restated definition provides an option to include or exclude gains and losses as well as impairment of non-depreciable real estate if the sales are deemed incidental. Prior to January 1, 2019, we included gains and losses on sales and impairment of our non-depreciable real estate in our calculation of NAREIT FFO. On January 1, 2019 we adopted the restated definition of NAREIT FFO on a prospective basis and now exclude gains and losses on sales and impairment of our non-depreciable real estate that we deem incidental.

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, equity in income and loss from joint venture, income tax benefit and expense, gains and losses on retirement of debt and gains and losses on the sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market leases and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(In thousands)
Same Store Revenues	$353,293	$340,381
Same Store Property Expenses	88,494	84,239
Same Store Net Operating Income Before Same Store Adjustments	$264,799	$256,142
Same Store Adjustments:
Straight-line Rent	301	727
Above (Below) Market Lease Amortization	(1,027)	(1,013)
Lease Termination Fees	(1,575)	(1,183)
Same Store Net Operating Income	$262,498	$254,673
Subsequent Events
From January 1, 2020 to February 12, 2020, we acquired one land parcel and one industrial property for an aggregate purchase price of approximately $53.9 million, excluding transaction costs. In addition, we sold nine industrial properties for approximately $26.5 million, excluding transaction costs.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2019, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information

Item 5.02 Departure of Certain Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Chief Executive Officer Employment Agreement

On February 11, 2020, the Company and the Operating Partnership entered into a new Employment Agreement (the “Employment Agreement”) with Peter E. Baccile, President and Chief Executive Officer of the Company, which replaces and supersedes Mr. Baccile’s current employment agreement. The new Employment Agreement is effective as of January 1, 2020. Mr. Baccile will continue to serve as the Company’s President and Chief Executive Officer, and the Employment Agreement will reflect the terms and conditions of Mr. Baccile’s continued employment.

The Employment Agreement has an initial term expiring on December 31, 2024. The Employment Agreement provides for a minimum annual base salary of $850,000. Under the Employment Agreement, Mr. Baccile is also eligible for annual cash performance bonuses under the Company’s incentive bonus plan, based on the satisfaction of performance goals established by the Company’s Compensation Committee in accordance with the terms of such plan, with a target annual bonus of 169% of Mr. Baccile’s annual base salary and a maximum annual bonus of 225% of his annual base salary. Mr. Baccile is also entitled to participate in all long-term cash and equity incentive plans generally available to the senior executives of the Company. Beginning in 2021, Mr. Baccile will receive a minimum annual equity award with an aggregate value of no less than $1,715,625 (the “Annual Awards”). Mr. Baccile will also be able to participate in all executive and employee benefit plans and programs of the Company.

Generally, under the Employment Agreement, if Mr. Baccile’s employment is terminated by the Company without cause and not due to disability or death, or by Mr. Baccile for good reason, Mr. Baccile will be entitled, in addition to any accrued and unpaid base salary, annual bonus or expenses (the “Accrued Obligations”), to severance payments payable in accordance with the Company’s regular payroll schedule equal to (i) 200% of the sum of Mr. Baccile’s then-current annual base salary and Mr. Baccile’s average annual bonus for the two years prior to the year in which the termination occurs (“Average Bonus”) paid in 24 equal payments over 24 months (300% if the termination occurs 4 months prior to or within 24 months following a change in control of the Company (“Change in Control Period”), which amount is payable in a single lump sum) and (ii) a prorated annual bonus for the year in which the termination occurs, based on actual performance (or the greater of Mr. Baccile’s target bonus and Average Bonus if Mr. Baccile is terminated during a Change in Control Period). Termination events triggering severance payments will also entitle Mr. Baccile, his spouse and eligible dependents to the continuation of medical and dental benefits for two years following the date of such termination at active employee costs, and any other benefits that Mr. Baccile is eligible to receive under any of the Company’s plans, programs, policies or practices, through the date of termination (the “Other Benefits”). Mr. Baccile has agreed to a two-year covenant not to compete or solicit customers and a two-year covenant not to solicit Company employees after termination.

The Employment Agreement provides that if Mr. Baccile’s employment is terminated due to his death or by the Company due to his disability, Mr. Baccile or his legal representatives will only be entitled to the Accrued Obligations and the Other Benefits. The Employment Agreement further provides that if Mr. Baccile’s employment is terminated by the Company for cause, or by Mr. Baccile other than for good reason, Mr. Baccile will only be entitled to the Accrued Obligations and the Other Benefits, except that the Accrued Obligations would exclude any unpaid annual bonus for the year prior to the year in which the termination occurs. Upon expiration of Mr. Baccile’s Employment Agreement, Mr. Baccile will be entitled to the Accrued Obligations, the Other Benefits and his regular annual bonus for the fiscal year ending on December 31, 2024.

The Employment Agreement was approved by the Company’s Board of Directors on February 11, 2020.
Change in Control Policy

Effective as of February 11, 2020, the Company adopted a change in control policy for certain executive officers (the “Change in Control Policy”). The Change in Control Policy provides for specified severance to select executive officers (“Executive Officers”) other than the Company’s Chief Executive Officer if such person’s employment with the Company or the Operating Partnership is terminated by the Company or Operating Partnership without “cause” or by the Executive Officer for “good reason” (as such terms are defined in the Change in Control Policy), from four months prior to, until 18 months following, a change in control of the Company.

If an Executive Officer is eligible for the severance described above and the Executive Officer executes a release in the form specified by the Change in Control Policy, such benefits would include: (i) within 45 days from the date of termination, a lump sum cash payment equal to, depending on the Executive Officer, between one and one-half and two times the sum of (A) the Executive Officer’s highest annual rate of base salary over the last 12 months and (B) the average annual bonus paid to the Executive Officer for the immediately preceding two fiscal years prior to the year in which the termination occurs (“Bonus Amount”), (ii) a cash payment equal to the greater of the Executive Officer’s target annual bonus or the Bonus Amount pro-rated based on the number of days the Executive Officer was employed by the Company during the fiscal year in which the date of termination occurred (less the amount of the annual bonus previously paid to the Executive Officer for such fiscal year, if any) and (iii) for 12 months following the date of termination, group medical, life and disability coverage for the Executive Officer and his or her eligible dependents, under the terms prevailing at the time of termination, and at the cost paid by similarly situated executives, or if continuation of such coverage is not possible, with a cash payment in an amount, on an after-tax basis and paid quarterly, equal to the Company’s cost of providing such benefits.

Eligibility for benefits under the Change in Control Policy are conditioned upon the Executive Officer’s covenant to comply with non-compete, non-solicitation, non-disparagement and non-disclosure provisions for a period of one year, depending on the Executive Officer, following his or her termination of employment, except as may be otherwise agreed by the Company.

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

PART IV

Item 15.	Financial Statements, Financial Statement Schedule, and Exhibits
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 44 to 46 of this report, which is incorporated herein by reference.

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

3.9
Thirteenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 7, 2007, File No. 1-13102)

4.9*	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

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
10.4†
2014 Stock Incentive Plan (as amended and restated) as of December 31, 2018 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

10.5†
Employment Agreement, dated August 2, 2016, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 3, 2016, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6*†	Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile

10.7*†	Executive Change in Control Severance Policy, dated February 11, 2020

10.8
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.9
First Amendment, dated as of April 20, 2015, to Unsecured Term Loan Agreement, dated as of January 29, 2014, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2015, File No. 1-13102)

10.10
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

10.11
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

10.13
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

10.14
Distribution Agreement, dated as of March 16, 2017, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed March 16, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
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

10.17
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

10.18
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

10.19
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

Exhibits	Description
10.20
Note and Guaranty Agreement, dated as of May 16, 2019, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 3.97% Series E Guaranteed Senior Notes due July 23, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 20, 2019, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

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
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and below market ground lease obligations. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Above and below market leases and below market ground lease obligations are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and below market ground lease obligations, or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The Company completed nine acquisitions for consideration of approximately $147.9 million, of which approximately $101.8 million was recorded to land, $44.6 million to buildings, improvements and other assets, and $1.5 million to net leasing intangibles during the year ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures relating to the fair value of tangible and intangible assets and liabilities; (ii) significant audit effort was necessary in evaluating the significant assumptions applied to determine the fair value of tangible and intangible assets and liabilities, including discount rates, land comparables, terminal capitalization rates and market rent; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions, such as discount rates, land comparables, terminal capitalization rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for estimating the fair value of tangible and intangible assets and liabilities. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions used by management in developing the fair value estimate, including discount rates, land comparables, terminal capitalization rates and market rent. Evaluating the significant assumptions relating to the discount rates, land comparables, terminal capitalization rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit and third party market data. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the land comparables.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2020
We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the “Operating Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Operating Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Operating Partnership’s consolidated financial statements and on the Operating Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and below market ground lease obligations. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Above and below market leases and below market ground lease obligations are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and below market ground lease obligations, or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The Operating Partnership completed nine acquisitions for consideration of approximately $147.9 million, of which approximately $101.8 million was recorded to land, $44.6 million to buildings, improvements and other assets, and $1.5 million to net leasing intangibles during the year ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures relating to the fair value of tangible and intangible assets and liabilities; (ii) significant audit effort was necessary in evaluating the significant assumptions applied to determine the fair value of tangible and intangible assets and liabilities, including discount rates, land comparables, terminal capitalization rates and market rent; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions, such as discount rates, land comparables, terminal capitalization rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for estimating the fair value of tangible and intangible assets and liabilities. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions used by management in developing the fair value estimate, including discount rates, land comparables, terminal capitalization rates and market rent. Evaluating the significant assumptions relating to the discount rates, land comparables, terminal capitalization rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit and third party market data. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the land comparables.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2020

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$957,478	$909,318
Buildings and Improvements	2,782,430	2,704,850
Construction in Progress	90,301	59,476
Less: Accumulated Depreciation	(804,780)	(811,784)
Net Investment in Real Estate	3,025,429	2,861,860
Operating Lease Right-of-Use Assets	24,877	—
Cash and Cash Equivalents	21,120	43,102
Restricted Cash	131,598	7,271
Tenant Accounts Receivable, Net	8,529	5,185
Investment in Joint Venture	18,208	23,326
Deferred Rent Receivable, Net	77,703	71,079
Deferred Leasing Intangibles, Net	28,533	29,678
Prepaid Expenses and Other Assets, Net	182,831	101,190
Total Assets	$3,518,828	$3,142,691
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$173,685	$296,470
Senior Unsecured Notes, Net	694,015	544,504
Unsecured Term Loans, Net	457,865	456,809
Unsecured Credit Facility	158,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	114,637	78,665
Operating Lease Liabilities	22,369	—
Deferred Leasing Intangibles, Net	11,893	9,560
Rents Received in Advance and Security Deposits	57,534	47,927
Dividends and Distributions Payable	30,567	28,845
Total Liabilities	1,720,565	1,462,780
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 126,994,478 and 126,307,431 shares issued and outstanding)	1,270	1,263
Additional Paid-in-Capital	2,140,847	2,131,556
Distributions in Excess of Accumulated Earnings	(370,835)	(490,807)
Accumulated Other Comprehensive (Loss) Income	(6,883)	3,502
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,764,399	1,645,514
Noncontrolling Interest	33,864	34,397
Total Equity	1,798,263	1,679,911
Total Liabilities and Equity	$3,518,828	$3,142,691
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands, except per share data)
Revenues:
Lease Revenue	$422,236	$398,822	$391,884
Other Revenue	3,748	5,132	4,518
Total Revenues	425,984	403,954	396,402
Expenses:
Property Expenses	116,585	116,854	113,494
General and Administrative	28,569	27,749	28,079
Depreciation and Other Amortization	121,229	116,459	116,364
Impairment of Real Estate	—	2,756	—
Total Expenses	266,383	263,818	257,937
Other Income (Expense):
Gain on Sale of Real Estate	124,942	81,600	131,269
Interest Expense	(50,273)	(50,775)	(57,199)
Amortization of Debt Issuance Costs	(3,218)	(3,404)	(3,162)
Settlement Gain on Derivative Instruments	—	—	1,896
Loss from Retirement of Debt	—	(39)	(1,775)
Total Other Income (Expense)	71,451	27,382	71,029
Income from Operations Before Equity in Income (Loss) of Joint Venture and Income Tax (Provision) Benefit	231,052	167,518	209,494
Equity in Income (Loss) of Joint Venture	16,235	(276)	—
Income Tax (Provision) Benefit	(3,406)	92	(1,193)
Net Income	243,881	167,334	208,301
Less: Net Income Attributable to the Noncontrolling Interest	(5,106)	(4,095)	(6,845)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	238,775	163,239	201,456
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.89	$1.31	$1.70

Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.88	$1.31	$1.69
Weighted Average Shares Outstanding - Basic	126,392	123,804	118,272
Weighted Average Shares Outstanding - Diluted	126,691	124,191	118,787
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Net Income	$243,881	$167,334	$208,301
Payments to Settle Derivative Instruments	(3,149)	—	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(7,671)	2,096	5,981
Amortization of Derivative Instruments	233	96	205
Comprehensive Income	233,294	169,526	214,487
Comprehensive Income Attributable to Noncontrolling Interest	(4,884)	(4,149)	(6,642)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$228,410	$165,377	$207,845
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Net Income	—	—	201,456	—	6,845	208,301
Other Comprehensive Income	—	—	—	6,389	(203)	6,186
Issuance of Common Stock, Net of Issuance Costs	25	74,636	—	—	—	74,661
Stock Based Compensation Activity	2	6,932	(724)	—	—	6,210
Common Stock Dividends and Unit Distributions ($0.84 Per Share/Unit)	—	—	(100,720)	—	(3,386)	(104,106)
Conversion of Limited Partner Units to Common Stock	—	364	—	—	(364)	—
Reallocation—Additional Paid-in-Capital	—	(1,593)	—	—	1,593	—
Reallocation—Other Comprehensive Income	—	—	—	(408)	408	—
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	163,239	—	4,095	167,334
Other Comprehensive Income	—	—	—	2,138	54	2,192
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	3	4,791	(3,282)	—	—	1,512
Common Stock Dividends and Unit Distributions ($0.87 Per Share/Unit)	—	—	(108,917)	—	(2,561)	(111,478)
Conversion of Limited Partner Units to Common Stock	13	16,592	—	—	(16,605)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation—Additional Paid-in-Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	26	(26)	—
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	238,775	—	5,106	243,881
Other Comprehensive Loss	—	—	—	(10,365)	(222)	(10,587)
Stock Based Compensation Activity	2	4,397	(1,696)	—	1,877	4,580
Common Stock Dividends and Unit Distributions ($0.92 Per Share/Unit)	—	—	(117,107)	—	(2,415)	(119,522)
Conversion of Limited Partner Units to Common Stock	5	7,191	—	—	(7,196)	—
Reallocation—Additional Paid-in-Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	(20)	20	—
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$243,881	$167,334	$208,301
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	98,333	94,626	94,078
Amortization of Debt Issuance Costs	3,218	3,404	3,162
Other Amortization, including Stock Based Compensation	28,780	26,976	29,252
Impairment of Real Estate	—	2,756	—
Provision for Bad Debt	—	350	177
Equity in (Income) Loss of Joint Venture	(16,235)	276	—
Distributions from Joint Venture	15,959	—	—
Gain on Sale of Real Estate	(124,942)	(81,600)	(131,269)
Loss from Retirement of Debt	—	39	1,775
Gain on Casualty and Involuntary Conversion	—	(392)	(1,321)
Payments to Settle Derivative Instruments	(3,149)	—	—
Straight-line Rental Income and Expense, Net	(10,884)	(2,165)	(5,299)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(11,523)	(4,199)	(5,829)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits and Operating Lease Liabilities	22,095	3,090	(465)
Net Cash Provided by Operating Activities	245,533	210,495	192,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(152,744)	(157,787)	(175,303)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(294,633)	(224,466)	(146,003)
Net Proceeds from Sales of Investments in Real Estate	254,416	184,783	228,102
(Increase) Decrease in Escrows	(23,113)	(1,326)	564
Proceeds from Casualty and Involuntary Conversion	—	906	10,094
Contributions to and Investments in Joint Venture	(210)	(25,190)	—
Distributions from Joint Venture	8,711	1,829	—
Other Investing Activity	2,187	(2,147)	51
Net Cash Used in Investing Activities	(205,386)	(223,398)	(82,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(954)	(2,975)	(6,864)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	145,584	74,880
Tax Paid on Shares Withheld	(4,384)	(6,020)	(2,401)
Common Stock Dividends and Unit Distributions Paid	(117,214)	(109,649)	(100,524)
Repayments on Mortgage Loans Payable	(123,250)	(165,646)	(46,832)
Prepayments of Penalties Associated with Retirement of Debt	—	—	(1,453)
Proceeds from Senior Unsecured Notes	150,000	300,000	200,000
Repayments of Senior Unsecured Notes	—	—	(156,852)
Proceeds from Unsecured Credit Facility	415,000	237,000	429,000
Repayments on Unsecured Credit Facility	(257,000)	(381,500)	(474,000)
Net Cash Provided by (Used in) Financing Activities	62,198	16,794	(85,046)
Net Increase in Cash, Cash Equivalents and Restricted Cash	102,345	3,891	25,021
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Year	$152,718	$50,373	$46,482

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$47,801	$47,408	$56,844
Interest Expense Capitalized in Connection with Development Activity	$5,757	$5,869	$4,353
Income Taxes Paid	$3,583	$457	$769
Cash Paid for Operating Lease Liabilities	$2,084	$—	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$22,871	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$30,567	$28,845	$27,016
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(7,196)	$(16,605)	$(364)
Common Stock	5	13	—
Additional Paid-in-Capital	7,191	16,592	364
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$54,521	$—	$—
Land	(24,803)	—	—
Building, Net of Accumulated Depreciation	(17,845)	—	—
Deferred Rent Receivable	(2,073)	—	—
Other Assets, Net of Accumulated Amortization	(1,194)	—	—
Gain on Sale Recognized Due to Lease Reclassification	$8,606	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,466	$11,878	$1,269
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$51,107	$31,545	$38,597
Write-off of Fully Depreciated Assets	$(37,892)	$(43,654)	$(35,560)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$957,478	$909,318
Buildings and Improvements	2,782,430	2,704,850
Construction in Progress	90,301	59,476
Less: Accumulated Depreciation	(804,780)	(811,784)
Net Investment in Real Estate (including $240,847 and $260,528 related to consolidated variable interest entities, see Note 5)	3,025,429	2,861,860
Operating Lease Right-of-Use Asset	24,877	—
Cash and Cash Equivalents	21,120	43,102
Restricted Cash	131,598	7,271
Tenant Accounts Receivable, Net	8,529	5,185
Investment in Joint Venture	18,208	23,326
Deferred Rent Receivable, Net	77,703	71,079
Deferred Leasing Intangibles, Net	28,533	29,678
Prepaid Expenses and Other Assets, Net	192,852	111,298
Total Assets	$3,528,849	$3,152,799
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $11,009 and $20,497 related to consolidated variable interest entities, see Note 5)	$173,685	$296,470
Senior Unsecured Notes, Net	694,015	544,504
Unsecured Term Loans, Net	457,865	456,809
Unsecured Credit Facility	158,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	114,637	78,665
Operating Lease Liabilities	22,369	—
Deferred Leasing Intangibles, Net	11,893	9,560
Rents Received in Advance and Security Deposits	57,534	47,927
Distributions Payable	30,567	28,845
Total Liabilities	1,720,565	1,462,780
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (126,994,478 and 126,307,431 units outstanding)	1,750,656	1,619,342
Limited Partners Units (2,422,744 and 2,624,167 units outstanding)	63,618	66,246
Accumulated Other Comprehensive (Loss) Income	(7,013)	3,574
Total First Industrial L.P.'s Partners' Capital	1,807,261	1,689,162
Noncontrolling Interest	1,023	857
Total Partners' Capital	1,808,284	1,690,019
Total Liabilities and Partners' Capital	$3,528,849	$3,152,799
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$422,236	$398,822	$391,884
Other Revenue	3,748	5,132	4,518
Total Revenues	425,984	403,954	396,402
Expenses:
Property Expenses	116,585	116,854	113,494
General and Administrative	28,569	27,749	28,079
Depreciation and Other Amortization	121,229	116,459	116,364
Impairment of Real Estate	—	2,756	—
Total Expenses	266,383	263,818	257,937
Other Income (Expense):
Gain on Sale of Real Estate	124,942	81,600	131,269
Interest Expense	(50,273)	(50,775)	(57,199)
Amortization of Debt Issuance Costs	(3,218)	(3,404)	(3,162)
Settlement Gain on Derivative Instruments	—	—	1,896
Loss from Retirement of Debt	—	(39)	(1,775)
Total Other Income (Expense)	71,451	27,382	71,029
Income from Operations Before Equity in Income (Loss) of Joint Venture and Income Tax (Provision) Benefit	231,052	167,518	209,494
Equity in Income (Loss) of Joint Ventures	16,235	(276)	—
Income Tax (Provision) Benefit	(3,406)	92	(1,193)
Net Income	243,881	167,334	208,301
Less: Net Income Attributable to the Noncontrolling Interest	(253)	(88)	(143)
Net Income Available to Unitholders and Participating Securities	$243,628	$167,246	$208,158
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.89	$1.31	$1.70
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.88	$1.31	$1.69
Weighted Average Units Outstanding - Basic	128,831	126,921	122,306
Weighted Average Units Outstanding - Diluted	129,241	127,308	122,821
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Net Income	$243,881	$167,334	$208,301
Payments to Settle Derivative Instruments	(3,149)	—	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(7,671)	2,096	5,981
Amortization of Derivative Instruments	233	96	205
Comprehensive Income	$233,294	$169,526	$214,487
Comprehensive Income Attributable to Noncontrolling Interest	(253)	(88)	(143)
Comprehensive Income Attributable to Unitholders	$233,041	$169,438	$214,344
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Net Income	201,313	6,845	—	143	208,301
Other Comprehensive Income	—	—	6,186	—	6,186
Contribution of General Partner Units, Net of Issuance Costs	74,661	—	—	—	74,661
Stock Based Compensation Activity	6,210	—	—	—	6,210
Unit Distributions ($0.84 Per Unit)	(100,720)	(3,386)	—	—	(104,106)
Conversion of Limited Partner Units to General Partner Units	364	(364)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	40	40
Distributions to Noncontrolling Interest	—	—	—	(360)	(360)
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	163,151	4,095	—	88	167,334
Other Comprehensive Income	—	—	2,192	—	2,192
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	1,512	—	—	—	1,512
Unit Distributions ($0.87 Per Unit)	(108,917)	(2,561)	—	—	(111,478)
Conversion of Limited Partner Units to General Partner Units	16,605	(16,605)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interest	—	—	—	126	126
Distributions to Noncontrolling Interest	—	—	—	(136)	(136)
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	238,522	5,106	—	253	243,881
Other Comprehensive Loss	—	—	(10,587)	—	(10,587)
Stock Based Compensation Activity	2,703	1,877	—	—	4,580
Unit Distributions ($0.92 Per Unit)	(117,107)	(2,415)	—	—	(119,522)
Conversion of Limited Partner Units to General Partner Units	7,196	(7,196)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	32	32
Distributions to Noncontrolling Interest	—	—	—	(119)	(119)
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$243,881	$167,334	$208,301
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	98,333	94,626	94,078
Amortization of Debt Issuance Costs	3,218	3,404	3,162
Other Amortization, including Stock Based Compensation	28,780	26,976	29,252
Impairment of Real Estate	—	2,756	—
Provision for Bad Debt	—	350	177
Equity in (Income) Loss of Joint Venture	(16,235)	276	—
Distributions from Joint Venture	15,959	—	—
Gain on Sale of Real Estate	(124,942)	(81,600)	(131,269)
Loss from Retirement of Debt	—	39	1,775
Gain on Casualty and Involuntary Conversion	—	(392)	(1,321)
Payments to Settle Derivative Instruments	(3,149)	—	—
Straight-line Rental Income and Expense, Net	(10,884)	(2,165)	(5,299)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(11,436)	(4,189)	(5,510)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	22,095	3,090	(465)
Net Cash Provided by Operating Activities	245,620	210,505	192,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(152,744)	(157,787)	(175,303)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(294,633)	(224,466)	(146,003)
Net Proceeds from Sales of Investments in Real Estate	254,416	184,783	228,102
(Increase) Decrease in Escrows	(23,113)	(1,326)	565
Proceeds from Casualty and Involuntary Conversion	—	906	10,094
Contributions to and Investments in Joint Venture	(210)	(25,190)	—
Distributions from Joint Venture	8,711	1,829	—
Other Investing Activity	2,187	(2,147)	51
Net Cash Used in Investing Activities	(205,386)	(223,398)	(82,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(954)	(2,975)	(6,864)
Contribution of General Partner Units	—	145,584	74,880
Tax Paid on Shares of the Company Withheld	(4,384)	(6,020)	(2,401)
Unit Distributions Paid	(117,214)	(109,649)	(100,524)
Contributions from Noncontrolling Interests	32	126	40
Distributions to Noncontrolling Interests	(119)	(136)	(360)
Repayments on Mortgage Loans Payable	(123,250)	(165,646)	(46,832)
Prepayments of Penalties Associated with Retirement of Debt	—	—	(1,453)
Proceeds from Senior Unsecured Notes	150,000	300,000	200,000
Repayments of Senior Unsecured Notes	—	—	(156,852)
Proceeds from Unsecured Credit Facility	415,000	237,000	429,000
Repayments on Unsecured Credit Facility	(257,000)	(381,500)	(474,000)
Net Cash Provided by (Used in) Financing Activities	62,111	16,784	(85,366)
Net Increase in Cash, Cash Equivalents and Restricted Cash	102,345	3,891	25,021
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	50,373	46,482	21,461
Cash, Cash Equivalents and Restricted Cash, End of Year	$152,718	$50,373	$46,482

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$47,801	$47,408	$56,844
Interest Expense Capitalized in Connection with Development Activity	$5,757	$5,869	$4,353
Income Taxes Paid	$3,583	$457	$769
Cash Paid for Operating Lease Liabilities	$2,084	$—	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$22,871	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$30,567	$28,845	$27,016
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(7,196)	$(16,605)	$(364)
General Partner Units	7,196	16,605	364
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$54,521	$—	$—
Land	(24,803)	—	—
Building, Net of Accumulated Depreciation	(17,845)	—	—
Deferred Rent Receivable	(2,073)	—	—
Other Assets, Net of Accumulated Amortization	(1,194)	—	—
Gain on Sale Recognized Due to Lease Reclassification	$8,606	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,466	$11,878	$1,269
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$51,107	$31,545	$38,597
Write-off of Fully Depreciated Assets	$(37,892)	$(43,654)	$(35,560)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 98.1% and 98.0% ownership interest ("General Partner Units") at December 31, 2019 and 2018, respectively. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 1.9% and 2.0% at December 31, 2019 and 2018, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").

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
As of December 31, 2019, we owned 440 industrial properties located in 21 states, containing an aggregate of approximately 61.3 million square feet of gross leasable area ("GLA"). Of the 440 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2019 and 2018, and the reported amounts of revenues and expenses for each of the years ended December 31, 2019, 2018 and 2017. Actual results could differ from those estimates.
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
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss based upon the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimated and assumptions relating to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property or group of properties previously classified as held for sale, we will reclassify the properties as held and used. Properties are measured at the lower of their carrying amounts (adjusted for any depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.
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

Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of incentive compensation costs of personnel directly attributable to executed leases) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and below market ground lease obligations. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market leases and below market ground lease obligations are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and below market ground lease obligations, or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial term plus the term of any below market fixed rate renewal options of the respective leases.

The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The value of in-place lease intangibles, which are included in the line item Deferred Leasing Intangibles, Net are amortized over the remaining initial lease term (including expected renewal periods) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately accelerated and fully amortized on the date of the termination.
As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. Our typical acquisitions consist of properties whereby substantially all the fair value or gross assets acquired is concentrated in a single asset (land, building, and in-place leases) and, therefore, will be accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2019	December 31, 2018
In-Place Leases	$20,188	$19,971
Above Market Leases	2,197	2,569
Below Market Ground Lease Obligation	1,597	1,643
Tenant Relationships	4,551	5,495
Total Included in Total Assets, Net of $29,541 and $26,337 of Accumulated Amortization	$28,533	$29,678
Below Market Leases	$11,893	$9,560
Total Included in Total Liabilities, Net of $13,045 and $11,356 of Accumulated Amortization	$11,893	$9,560

Amortization expense related to in-place leases and tenant relationships was $6,303, $6,267 and $6,648 for the years ended December 31, 2019, 2018 and 2017, respectively. Rental revenues increased by $1,281, $1,095 and $1,116 related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2019 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2020	$6,166	$1,716
2021	$4,052	$1,262
2022	$3,631	$1,225
2023	$3,197	$973
2024	$2,425	$993

Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Unamortized debt issuance costs are written-off when debt is retired before the maturity date. Debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt liability, consistent with debt discounts, except for the debt issuance costs related to the unsecured credit facility which are included in the line item Prepaid Expenses and Other Assets, Net on the consolidated balance sheets.

Investment in Joint Venture
Investment in joint venture represents a noncontrolling equity interest in one joint venture. We have determined to account for our investment in this joint venture under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). Under the equity method of accounting, our share of earnings or losses of a joint venture is reflected in income as earned and contributions or distributions increase or decrease our investment in joint venture as paid or received, respectively. Differences between our carrying value of our investment in this joint venture and our underlying equity in such joint venture are amortized and included as an adjustment to our equity in income (loss).

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
Limited Partner Units
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2019 and 2018 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2019, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income is allocated to common stockholders or Unitholders and participating securities based upon their proportionate share of weighted average shares or Units plus weighted average participating securities. Participating securities are unvested share-based and Unit-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock or restricted Unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock or Units.
Revenue Recognition
We lease our properties to tenants under agreements that are classified as leases. We recognize, as rental income, the total minimum lease payments under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of property operating expenses, including real estate taxes, insurance, and other property operating expenses are recovered from our tenants and recognized as tenant recovery revenue in the same period we incur the related expenses. As the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and our leases qualify as operating leases, we account for the present rental revenue and tenant recovery revenue as a single component under Lease Revenue.
We assess the collectibility of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If we conclude that collection of lease payments is not probable at lease commencement, we will recognize lease payments only as they are received. If our assessment of collectibility changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue.

If a lease provides for tenant improvements, we determine whether we or the tenant is the owner of the tenant improvements. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized as revenue over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease inducement and amortize it as a reduction of revenue over the lease term.
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
When leases contain purchase options, we assess the probability that the tenant will execute the purchase option both at lease commencement or at the time the tenant communicates their intent to execute the purchase option. If we determine the execution of the purchase option is likely, we will account for the lease as a sales-type lease and derecognize the associated real estate assets on our balance sheet and record a gain or loss on sale.
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
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, certain activities that we undertake may be conducted by entities which have elected to be treated as a TRS. TRSs are subject to both federal, state and local income taxes.
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
Reclassifications
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification 842 Leases effective January 1, 2019. Upon adoption of the new standard, tenant recovery revenue and fee revenue collected for delinquent lease payments for 2018 and 2017 have been reclassified to the Lease Revenue line item in the Consolidated Statements of Operations to conform to the 2019 financial statement presentation. This reclassification had no impact to the 2018 or 2017 results of operations.

 Certain amounts included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for 2018 have been reclassified to conform to the 2019 financial statement presentation.

Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.
We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs.
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

•
The new standard also requires lessors to exclude from variable payments recorded in lease revenues certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. For periods prior to January 1, 2019, we recorded these payments in the line item Property Expenses with an offset in the line item Lease Revenue. For the years ended December 31, 2018 and 2017, $7,517 and $7,734, respectively, of these payments are included in the aforementioned line items.

•
The new standard requires our expected credit loss related to the collectibility of lease receivables to be reflected as an adjustment to the line item Lease Revenue. For the year ended December 31, 2018 and 2017, the credit loss related to the collectibility of lease receivables was recognized in the line item Property Expenses and was not significant.

We are a lessee on a limited number of ground and office leases. Under the new standard, the expense pattern for these leases is generally consistent with that of our historical recognition; however, we are required to record right-of-use assets and lease liabilities on our Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments. For leases that commenced prior to the effective date of the standard, we recognized right-of-use assets and lease liabilities based on the present value of remaining lease payments and the incremental borrowing rate on the date of adoption. We have elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities. We have also elected the practical expedient to not separate lease and non-lease components. For additional disclosures related to leases, refer to Note 10.
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

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties from third parties for the years ended December 31, 2019, 2018 and 2017. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2019, 2018 or 2017.

	Year Ended December 31,
	2019	2018	2017
Number of Industrial Properties Acquired	9	10	8
GLA (in millions)	0.5	1.0	1.1
Purchase Price (A)	$147,887	$167,546	$174,209
(A) Purchase price includes the acquisition of several land parcels for the years ended December 31, 2019, 2018 and 2017 and excludes closing costs incurred with the acquisition of the industrial properties and land parcels that have been capitalized.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Land	$101,764	$79,347
Building and Improvements	43,693	81,747
Other Assets	859	1,225
In-Place Leases	5,601	5,302
Above Market Leases	34	662
Below Market Leases	(4,064)	(737)
Total Purchase Price	$147,887	$167,546
Assumed Mortgage Loan (See Note 4)	—	(11,654)
Total Net Assets Acquired	$147,887	$155,892

Sales
The following table summarizes our property dispositions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Number of Industrial Properties Sold (A)	40	53	60
GLA (in millions)	5.9	2.6	4.6
Gross Proceeds from the Sale of Real Estate (B)	$315,768	$192,047	$236,059
Gain on Sale of Real Estate (B)	$124,942	$81,600	$131,269
(A) The years ended December 31, 2019 and 2018 include partial sales of 0.1 million and 0.1 million square-foot industrial properties, respectively.
(B) Gross proceeds and gain on sale of real estate include the sale of several land parcels for the years ended December 31, 2019, 2018 and 2017. In addition, included in the above table for the year ended December 31, 2019, is gross proceeds of $54,521 and gain on sale of $8,606 related to the reclassification of a lease from an operating lease to a sales-type lease. See Note 10 for additional information.

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
4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2019	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2019	December 31, 2018
Mortgage Loans Payable, Gross	$174,360	$297,610	4.03% – 6.50%	4.03% – 6.50%	July 2020 – August 2028
Unamortized Debt Issuance Costs	(675)	(1,246)
Unamortized Premiums	—	106
Mortgage Loans Payable, Net	$173,685	$296,470
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	—	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
Subtotal	$698,571	$548,571
Unamortized Debt Issuance Costs	(4,485)	(3,990)
Unamortized Discounts	(71)	(77)
Senior Unsecured Notes, Net	$694,015	$544,504
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(2,135)	(3,191)
Unsecured Term Loans, Net	$457,865	$456,809
Unsecured Credit Facility (B)	$158,000	$—	2.90%	N/A	10/29/2021

(A) The interest rate at December 31, 2019 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $2,300 and $3,554 as of December 31, 2019 and 2018, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.

Mortgage Loans Payable, Net
During the years ended December 31, 2019 and 2018, we paid off mortgage loans in the amount of $117,199 and $157,782, respectively. In connection with mortgage loans paid off during the years ended December 31, 2018 and 2017, we recognized $39 and $1,653 within the line item Loss from Retirement of Debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.
During the year ended December 31, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
As of December 31, 2019, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $264,956. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2019.
Senior Unsecured Notes, Net
During the year ended December 31, 2019, the Operating Partnership issued $150,000 of 3.97% Series E Guaranteed Senior Notes Due July 23, 2029 (the "2029 II Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated May 16, 2019.
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
The 2028 Private Placement Notes, the 2030 Private Placement Notes, the 2027 Private Placement Notes, the 2029 Private Placement Notes and the 2029 II Private Placement Notes (collectively, the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
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
Unsecured Credit Facility
As of December 31, 2019, we have a $725,000 revolving credit agreement ( the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions. The Unsecured Credit Facility matures on October 29, 2021, with an option to extend an additional one year at our election, subject to certain restrictions. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. At December 31, 2019, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 110 basis points.
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

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2020	$19,813
2021	425,294
2022	336,954
2023	321
2024	335
Thereafter	708,214
Total	$1,490,931

The Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2019. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2019 and 2018, the fair value of our indebtedness was as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$174,360	$179,287	$297,716	$304,508
Senior Unsecured Notes, Net	698,500	756,351	548,494	546,607
Unsecured Term Loans	460,000	460,902	460,000	461,317
Unsecured Credit Facility	158,000	158,141	—	—
Total	$1,490,860	$1,554,681	$1,306,210	$1,312,432

(A) The carrying amounts include unamortized premiums and/or discounts and exclude unamortized debt issuance costs.
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	December 31, 2019	December 31, 2018
ASSETS
Assets:
Net Investment in Real Estate	$240,847	$260,528
Other Assets, Net	69,982	25,059
Total Assets	$310,829	$285,587
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$11,009	$20,497
Other Liabilities, Net	21,088	9,045
Partners' Capital	278,732	256,045
Total Liabilities and Partners' Capital	$310,829	$285,587

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
During the year ended December 31, 2019, the Joint Venture sold three land parcels, totaling 236 net developable acres, for gross proceeds of $57,178 and a total gain on sale of real estate of $30,236. Our economic share of the gain on sale is $14,816. However, we were the purchaser of one of the land parcels, acquiring 39 net developable acres from the Joint Venture. Accordingly, we netted our gain on sale pertaining to that sale in the amount of $3,121 against the basis of the land acquired. During the year ended December 31, 2018, the Joint Venture sold one land parcel, totaling 21 net developable acres, for gross proceeds of $3,973 and total gain on sale of real estate of $181. Net income (loss) of the Joint Venture for the years ended December 31, 2019 and 2018 was $29,999 and $(302), respectively.
Under the Joint Venture's operating agreement, we act as the managing member of the Joint Venture and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services to the Joint Venture. In addition, the Joint Venture's operating agreement provides us the ability to earn an incentive fee based on the ultimate financial performance of the Joint Venture. The incentive fee is calculated using a hypothetical liquidation basis assuming the remaining net assets of the Joint Venture are distributed at book value. For the year ended December 31, 2019, we recognized an incentive fee of $4,880, which is recorded in the Equity In Income of Joint Venture line item in the consolidated statements of operations and as an increase to the Investment in Joint Venture line item on the consolidated balance sheets. Any incentive fee earned will be calculated based on the final economic performance of the Joint Venture and will be paid towards the end of the Joint Venture's life.
During the year ended December 31, 2019, we recognized fees of $146 from the Joint Venture related to asset management and development services we provided to the Joint Venture. At December 31, 2019, we had a receivable from the Joint Venture of $588.

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
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of Performance LTIP Units and Service LTIP Units (as defined in Note 11). Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2019, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $100,568 or by issuing 2,422,744 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2019 and 2018, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed Note 11, for the three years ended December 31, 2019:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2016	117,107,746	121,147,121
Issuance of Common Stock/Contribution of General Partner Units (A)	2,560,000	2,560,000
Issuance of Restricted Stock/Restricted Unit Awards	275,793	275,793
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(91,513)	(91,513)
Conversion of Limited Partner Units (B)	31,154	—
Balance at December 31, 2017	119,883,180	123,891,401
Issuance of Common Stock/Contribution of General Partner Units (A)	4,800,000	4,800,000
Issuance of Restricted Stock/Restricted Unit Awards	227,059	227,059
Vesting of Performance units (as defined in Note 11)	150,772	150,772
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(104,301)	(104,301)
Conversion of Limited Partner Units (B)	1,350,721	—
Retirement of Limited Partner Units (C)	—	(33,333)
Balance at December 31, 2018	126,307,431	128,931,598
Issuance of Service Awards and Performance Awards (as defined in Note 11)	109,353	406,569
Vesting of Performance units (as defined Note 11)	169,033	169,033
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(76,855)	(89,978)
Conversion of Limited Partner Units (B)	485,516	—
Balance at December 31, 2019	126,994,478	129,417,222

(A) During the years ended December 31, 2018 and 2017, the Company issued 4,800,000 and 2,560,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145,584 and $74,880. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
(B) For the years ended December 31, 2019, 2018 and 2017, 485,516, 1,350,721 and 31,154 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $7,196, $16,605 and $364, respectively, of noncontrolling interest to the Company's stockholders' equity.
(C) During the year ended December 31, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.
ATM Program
On March 16, 2017, we entered into distribution agreements with sales agents to sell up to 8,000,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2017 ATM Program"). Under the terms of the 2017 ATM Program, sales are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions. During the years ended December 31, 2019, 2018 and 2017, the Company did not issue any shares of common stock under the 2017 ATM Program.

Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2019 Total Dividend/ Distribution	2018 Total Dividend/ Distribution	2017 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$119,522	$111,478	$104,106

7. Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2019 and 2018:

	Derivative Instruments	Total for Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2017	$1,382	$1,382	$(44)	$1,338
Other Comprehensive Income Before Reclassifications	1,987	1,987	(28)	1,959
Amounts Reclassified from Accumulated Other Comprehensive Income	205	205	—	205
Net Current Period Other Comprehensive Income	2,192	2,192	(28)	2,164
Balance as of December 31, 2018	$3,574	$3,574	$(72)	$3,502
Other Comprehensive Loss Before Reclassifications	(9,603)	(9,603)	202	(9,401)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	(984)	(984)	—	(984)
Net Current Period Other Comprehensive Loss	(10,587)	(10,587)	202	(10,385)
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	233	96	205	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(1,217)	109	4,336	Interest Expense
	$(984)	$205	$4,541	Total

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

8. Earnings Per Share and Earnings Per Unit (EPS/EPU)
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$238,775	$163,239	$201,456
Net Income Allocable to Participating Securities	(518)	(513)	(646)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$238,257	$162,726	$200,810
Denominator (In Thousands):
Weighted Average Shares - Basic	126,392	123,804	118,272
Effect of Dilutive Securities:
Performance units (See Note 11)	299	387	515
Weighted Average Shares - Diluted	126,691	124,191	118,787
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.89	$1.31	$1.70
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.88	$1.31	$1.69

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator:
Net Income Available to Unitholders and Participating Securities	243,628	167,246	208,158
Net Income Allocable to Participating Securities	(732)	(513)	(646)
Net Income Available to Unitholders	$242,896	$166,733	$207,512
Denominator (In Thousands):
Weighted Average Units - Basic	128,831	126,921	122,306
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance units and certain Performance LTIP Units (See Note 11)	410	387	515
Weighted Average Units - Diluted	129,241	127,308	122,821
Basic EPS:
Net Income Available to Unitholders	$1.89	$1.31	$1.70
Diluted EPU:
Net Income Available to Unitholders	$1.88	$1.31	$1.69
Participating securities include 296,371, 405,436 and 408,248 of unvested restricted stock outstanding at December 31, 2019, 2018 and 2017, respectively, which participate in non-forfeitable distributions. At December 31, 2019, 2018, and 2017, participating securities for the Operating Partnership include 421,928, 405,436 and 408,248, respectively, of restricted Unit awards and certain Service LTIP Units (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2019, 2018 and 2017, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax (provision) benefit for the years ended December 31, 2019, 2018 and 2017 is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(169)	$22	$(859)
State	(839)	(310)	(344)
Deferred:
Federal	(2,334)	400	—
State	(64)	(20)	10
Total Income Tax (Provision) Benefit	$(3,406)	$92	$(1,193)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Basis Difference - Real Estate Properties	$1,388	$739
Section 163(j) Interest Limitation	600	344
Other - Temporary Differences	329	184
Valuation Allowance	(850)	(840)
Total Deferred Income Tax Assets, Net of Allowance	$1,467	$427

Deferred Income - Investment in Joint Venture	$(3,374)	$—
Other - Temporary Differences	(295)	(231)
Total Deferred Income Tax Liabilities	$(3,669)	$(231)
Total Net Deferred Income Tax (Liabilities) Assets	$(2,202)	$196

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

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate and the actual income tax provision recorded are as follows:

	Year Ended December 31,
	2019	2018	2017
Tax (Provision) Benefit at Federal Rate	$(2,556)	$436	$(1,416)
Change in Federal Tax Rate	—	—	(609)
State Tax Provision, Net of Federal Benefit	(903)	(417)	(376)
Change in Valuation Allowance	(10)	144	1,197
Other	63	(71)	11
Net Income Tax (Provision) Benefit	$(3,406)	$92	$(1,193)

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2019, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2016 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2019, 2018 and 2017.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2019, 2018 and 2017, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2019	As a Percentage of Distributions	2018	As a Percentage of Distributions	2017	As a Percentage of Distributions
Ordinary Income (A)	$0.7650	83.15%	$0.6858	78.83%	$0.6552	74.23%
Unrecaptured Section 1250 Capital Gain	0.1074	11.68%	0.1497	17.21%	0.1627	18.43%
Other Capital Gain	0.0460	5.00%	0.0330	3.79%	0.0648	7.34%
Qualified Dividend	0.0016	0.17%	0.0015	0.17%	—	0.00%
	$0.9200	100.00%	$0.8700	100.00%	$0.8827	100.00%

(A) For the years ended December 31, 2019 and 2018, the Code Section 199A dividend is equal to the total ordinary income dividend.
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Leases
Lessee Disclosures
We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to seven years and our ground leases have remaining terms of 35 years to 52 years. For the year ended December 31, 2019, we recognized $2,443 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2019, and thereafter:

2020	$2,321
2021	2,288
2022	2,238
2023	2,068
2024	1,915
Thereafter	60,707
Total Lease Payments	71,537
Less Imputed Interest (A)	(49,168)
Total	$22,369
(A) Calculated using the discount rate for each lease.
As of December 31, 2019, our weighted average remaining lease term for the Operating Leases is 41.3 years and the weighted average discount rate is 7.2%.

A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.

Lessor Disclosures
Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2019 are approximately as follows:

2020	$321,896
2021	294,820
2022	256,262
2023	219,396
2024	175,696
Thereafter	510,976
Total	$1,779,046

Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.

During the year ended December 31, 2019, a tenant exercised its lease option to purchase a 0.6 million square foot building located in our Phoenix market. The option includes a fixed purchase price and an expected closing date in August 2020. At the time the tenant exercised the option, we reassessed the lease classification of this lease and, based on various qualitative factors, we determined that it was reasonably certain the tenant would close on the acquisition of the building. Accordingly, during the year ended December 31, 2019, we reclassified the lease from an operating lease to a sales-type lease, which resulted in a gain on sale of $8,606. Additionally, we derecognized the net book value of the property and recorded a lease receivable of $54,521 which represents the discounted present value of the remaining lease payments and the fixed purchase option price. The lease receivable is included in Prepaid and Other Assets, Net on our Consolidated Balance Sheets. See Supplemental Information to the Statements of Cash Flows. Future minimum cash receipts, excluding tenant reimbursements of expenses, for this sales-type lease through the expected close date of August 2020 are $56,830.
11. Long-Term Compensation
Stock Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors for which officers, certain employees and the Company's independent directors are eligible to participate in (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2019 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and performance unit awards. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2019, awards covering 1.1 million shares of common stock were available to be granted under the Stock Incentive Plan.
LTIP Units
During 2018, the Company modified the Stock Incentive Plan to allow for certain officers, employees and directors to choose between restricted stock awards and restricted limited partner units ("LTIP Units"). An LTIP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a “profits interest” for U.S. federal income tax purposes. Generally, LTIP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of Common Stock underlying such LTIP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an LTIP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such LTIP Unit (which will initially be zero) to equal, on a per-unit basis, the book capital account balance associated with a “common” Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder into one share of Common Stock or a cash equivalent, at the Company’s option.
Awards with Performance Measures
During the years ended December 31, 2019, 2018 and 2017, the Company granted 36,064, 179,288, and 195,951 performance units ("Performance units"), respectively to certain employees. In addition, for the year ended December 31, 2019 the Company granted 166,942 LTIP Units, based on performance-based criteria ("Performance LTIP Units" and, together with the Performance units, collectively the "Performance Awards") to certain employees. The Performance Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to a weighted average TSR of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings over the vesting periods for Performance Awards. At the end of the measuring period, vested Performance units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance units.
The Performance Awards issued for the years ended December 31, 2019, 2018 and 2017, had fair value of $2,527, $2,381, and $2,473, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected dividend yield	3.02%	2.67%	2.71%
Expected volatility - range used	18.53% - 19.72%	15.83% - 17.87%	21.50% - 21.80%
Expected volatility - weighted average	19.10%	17.02%	21.68%
Risk-free interest rate	2.45% - 2.57%	1.57% - 2.04%	0.66% - 1.58%

Performance Award transactions for the year ended December 31, 2019 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	595,383	$11.79	—	$—
Issued	36,064	$12.45	166,942	$12.45
Forfeited	(13,455)	$12.97	(10,240)	$12.45
Vested	(237,270)	$10.06	—	$—
Outstanding at December 31, 2019	380,722	$12.89	156,702	$12.45

Service Based Awards
During the years ended December 31, 2019, 2018 and 2017, the Company awarded 109,353, 227,059, and 275,793, shares respectively of restricted stock awards to certain employees and outside directors. In addition, for the year ended December 31, 2019 the Company awarded 112,428 LTIP Units ("Service LTIP Units" and, together with the restricted stock awards, collectively the "Service Awards") to certain employees and outside directors. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based upon the prior achievement of certain corporate performance goals and will vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock awards. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
The Service Awards issued for the years ended December 31, 2019, 2018 and 2017 had fair value of $7,627, $6,558 and $7,291, respectively. Service Based Award transactions for the year ended December 31, 2019 are summarized as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Service LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	405,436	$26.64	—	$—
Issued	109,353	$35.17	112,428	$33.64
Forfeited	(9,851)	$29.48	(1,788)	$33.58
Vested	(208,567)	$25.40	—	$—
Outstanding at December 31, 2019	296,371	$30.56	110,640	$33.64

Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2019, 2018 and 2017, we recognized $8,376, $7,586 and $8,611, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $870 and $472 for the years ended December 31, 2019 and 2018 and was not significant for the year ended December 31, 2017. At December 31, 2019, we had $9,432 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.88 years.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions and the Company may make, but is not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2019, 2018 and 2017, total expense related to matching contributions was $926, $688 and $518, respectively.

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
During December 2018, in anticipation of issuing long-term debt in the future, we entered into two treasury locks with an aggregate notional value of $100,000 to manage our exposure to changes in the ten year U.S. Treasury rate (the "2018 Treasury Locks"). During April 2019, we paid $3,149 to settle the 2018 Treasury Locks with our counterparties. The 2018 Treasury Locks fixed the ten year U.S. Treasury rate at a weighted average of 2.93%. We had designated the 2018 Treasury Locks as cash flow hedges and are amortizing the payment made to our counterparties into interest expense over the 10-year life of the 2029 II Private Placement Notes (see Note 4).
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
In September 2017, we entered into two treasury locks (the "2017 Treasury Locks"), with an aggregate notional value of $100,000, in order to fix the interest rate on an anticipated unsecured debt offering. The 2017 Treasury Locks fixed the ten year U.S. Treasury rate at a weighted average rate of approximately 2.18%. Since we did not designate the 2017 Treasury Locks as hedges the change in the fair value of the 2017 Treasury Locks was recorded within the consolidated statement of operations. During the year ended December 31, 2017 we settled the 2017 Treasury Locks and recognized $1,896 in the line item Settlement Gain on Derivative Instruments.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2019, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps and the 2015 Swaps, which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(1,478)	—	$(1,478)	—
2015 Swaps	$(1,711)	—	$(1,711)	—

There was no ineffectiveness recorded on the 2014 Swaps and the 2015 Swaps during the year ended December 31, 2019.
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

13. Related Party Transactions
At December 31, 2019 and 2018, the Operating Partnership had receivable balances of $10,031 and $10,118, respectively, from a direct wholly-owned subsidiary of the Company.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2019, we had outstanding letters of credit and performance bonds in the aggregate amount of $11,842.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2019, we had ten industrial properties totaling approximately 2.1 million square feet of GLA under construction. The estimated total investment as of December 31, 2019 is approximately $208,200 (unaudited). Of this amount, approximately $118,000 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
15. Subsequent Events
From January 1, 2020 to February 12, 2020, we acquired one land parcel and one industrial property for an aggregate purchase price of approximately $53,852, excluding transaction costs. In addition, we sold nine industrial properties for approximately $26,500, excluding transaction costs.

16. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$104,541	$104,095	$106,590	$110,758
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$23,803	$39,800	$78,311	$96,861
Net Income Allocable to Participating Securities	(60)	(89)	(170)	(199)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$23,743	$39,711	$78,141	$96,662
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.31	$0.62	$0.76
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.31	$0.62	$0.76
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	126,194	126,206	126,480	126,682
Weighted Average Shares - Diluted	126,456	126,489	126,783	127,030

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$99,771	$98,845	$100,256	$105,082
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$36,292	$45,209	$30,911	$50,827
Net Income Allocable to Participating Securities	(97)	(151)	(101)	(164)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$36,195	$45,058	$30,810	$50,663
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.30	$0.36	$0.24	$0.40
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.30	$0.36	$0.24	$0.40
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	119,846	123,616	125,768	125,897
Weighted Average Shares - Diluted	120,211	124,085	126,130	126,249

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$104,541	$104,095	$106,590	$110,758
Net Income Available to Unitholders and Participating Securities	$24,314	$40,689	$79,969	$98,656
Net Income Allocable to Participating Securities	(76)	(128)	(249)	(279)
Net Income Available to Unitholders	$24,238	$40,561	$79,720	$98,377
Basic EPU:
Net Income Available to Unitholders	$0.19	$0.31	$0.62	$0.76
Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.31	$0.62	$0.76
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	128,818	128,831	128,837	128,837
Weighted Average Units - Diluted	129,178	129,221	129,256	129,308

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$99,771	$98,845	$100,256	$105,082
Net Income Available to Unitholders and Participating Securities	$37,443	$46,382	$31,508	$51,913
Net Income Allocable to Participating Securities	(97)	(151)	(101)	(164)
Net Income Available to Unitholders	$37,346	$46,231	$31,407	$51,749
Basic EPU:
Net Income Available to Unitholders	$0.30	$0.36	$0.24	$0.40
Diluted EPU:
Net Income Available to Unitholders	$0.30	$0.36	$0.24	$0.40
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	123,729	126,832	128,526	128,526
Weighted Average Units - Diluted	124,094	127,301	128,888	128,878

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
Properties (b)		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	—	779	4,544	(669)	345	4,309	4,654	2,704	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,661	726	5,791	6,517	3,260	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,924	828	6,306	7,134	3,729	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,031	1,157	7,804	8,961	4,504	1994
5570 Tulane Dr	Atlanta, GA	—	527	2,984	1,195	546	4,160	4,706	2,185	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	877	804	5,273	6,077	2,787	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	1,221	574	4,347	4,921	1,977	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	860	459	3,357	3,816	1,606	1999
3060 South Park Blvd	Ellenwood, GA	—	1,600	12,464	3,422	1,604	15,882	17,486	6,457	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	7,542	1,550	7,542	9,092	2,877	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	(213)	740	3,409	4,149	2,993	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	166	513	1,413	1,926	673	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	278	715	2,584	3,299	1,360	2005
5356 E. Ponce De Leon	Stone Mountain, GA	—	604	3,888	977	610	4,859	5,469	2,784	2005
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	569	402	2,355	2,757	1,189	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	(57)	716	2,057	2,773	970	2006
4555 Atwater Court	Buford, GA	—	881	3,550	423	885	3,969	4,854	1,684	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,560)	467	2,424	2,891	1,112	2007
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	2,052	2,594	23,768	26,362	6,675	2007
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	814	2,428	2,701	5,129	1,198	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,048	2,502	17,047	19,549	1,706	2016
4955 Oakley Industrial Blvd	Fairburn, GA	—	3,650	—	34,413	3,661	34,402	38,063	303	2019
Baltimore
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	5,667	1,863	18,298	20,161	6,750	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	228	3,208	8,407	11,615	2,683	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(870)	2,206	8,470	10,676	2,917	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	1,840	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	554	938	3,063	4,001	1,613	2005
10709 Gilroy Road	Hunt Valley, MD	1,714	913	2,705	(84)	913	2,621	3,534	1,886	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	832	1,136	4,626	5,762	2,642	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	1,134	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION as of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	13,829	2,823	13,916	16,739	4,951	2008
18212 Shawley Drive	Hagerstown, MD	—	1,000	5,847	2,825	1,016	8,656	9,672	2,890	2004
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	1,514	3,411	18,658	22,069	3,626	2015
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	146	5,959	30,679	36,638	5,139	2015
581 Welltown Road/Tyson Blvd	Winchester, VA	—	2,320	—	11,276	2,401	11,195	13,596	3,459	2007
Central/Eastern Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	—	31	994	613	200	1,438	1,638	1,433	1994
401 Russell Drive	Middletown, PA	—	262	857	1,847	287	2,679	2,966	2,349	1994
2700 Commerce Drive	Middletown, PA	—	196	997	857	206	1,844	2,050	1,650	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,766	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,289	209	1,936	2,145	1,677	1994
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	5,872	541	8,731	9,272	4,389	1997
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	435	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	2,245	1,341	9,361	10,702	5,734	2005
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	(1)	601	3,159	3,760	1,412	2005
320 Reliance Road	Washington, PA	—	201	1,819	(348)	178	1,494	1,672	1,010	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	54	964	5,956	6,920	3,409	2005
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	3	387	2,341	2,728	985	2006
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	(315)	443	1,265	1,708	521	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	759	2,769	17,685	20,454	8,026	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	(93)	316	2,169	2,485	824	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	12,954	2,341	12,113	14,454	3,794	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	57,292	7,019	57,295	64,314	16,149	2008
225 Cross Farm Lane	York, PA	—	4,718	—	23,163	4,715	23,166	27,881	7,099	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	950	1,226	5,724	6,950	2,717	2008
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	70	4,070	14,549	18,619	4,623	2012
20 Leo Lane	York County, PA	—	6,884	—	27,483	6,889	27,478	34,367	4,099	2013
3895 Eastgate Blvd Bldg A	Easton, PA	—	4,855	—	17,867	4,388	18,334	22,722	2,178	2015
3895 Eastgate Blvd Bldg B	Easton, PA	—	3,459	—	13,848	3,128	14,179	17,307	1,907	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	42,000	13,724	41,978	55,702	1,368	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	11,282	3,171	11,276	14,447	302	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	926	521	3,908	4,429	2,354	1994
1385 101st Street	Lemont, IL	—	967	5,554	1,520	968	7,073	8,041	4,057	1994
2300 Windsor Court	Addison, IL	—	688	3,943	823	696	4,758	5,454	2,821	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,159	205	2,308	2,513	1,076	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,818	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(27)	162	1,336	1,498	782	2000
1005 101st Street	Lemont, IL	4,585	1,200	6,643	1,610	1,220	8,233	9,453	3,576	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	714	433	3,071	3,504	1,222	2002
251 Airport Road	North Aurora, IL	3,553	983	—	6,644	983	6,644	7,627	2,672	2002
400 Crossroads Pkwy	Bolingbrook, IL	—	1,178	9,453	1,655	1,181	11,105	12,286	4,963	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,325	1,220	4,340	5,560	2,292	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	712	2005
17001 S. Vincennes	Thornton, IL	—	497	504	3	513	491	1,004	420	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,328)	1,134	2,963	4,097	926	2007
555 W. Algonquin Rd	Arlington Heights, IL	—	574	741	2,360	579	3,096	3,675	1,207	2007
1501 Oakton Street	Elk Grove Village, IL	4,668	3,369	6,121	134	3,482	6,142	9,624	2,355	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	529	762	2,969	3,731	1,261	2008
8505 50th Street	Kenosha, WI	—	3,212	—	33,063	3,212	33,063	36,275	10,145	2008
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	830	4,476	16,891	21,367	4,523	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	74	4,201	17,678	21,879	4,630	2013
401 Airport Road	North Aurora, IL	—	534	1,957	12	534	1,969	2,503	463	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,116	1,943	24,116	26,059	2,304	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	1,362	1,788	8,613	10,401	1,083	2016
10680 88th Ave	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	435	2017
8725 31st Street	Somers, WI	—	2,133	—	27,578	2,134	27,577	29,711	2,472	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	17,506	2,598	17,503	20,101	646	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	942	2,400	10,913	13,313	368	2019
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,478	1,109	7,567	8,676	4,136	1996
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,345	630	5,345	5,975	2,255	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,318	779	6,318	7,097	2,677	2002
4663 Dues Drive	Westchester, OH	—	858	2,273	606	875	2,862	3,737	1,918	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
9345 Princeton-Glendale Road	Westchester, OH	—	818	1,648	561	840	2,187	3,027	1,786	2006
9525 Glades Drive	Westchester, OH	—	347	1,323	240	355	1,555	1,910	749	2007
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	185	394	1,927	2,321	637	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	483	397	3,022	3,419	1,160	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	213	508	3,359	3,867	1,292	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	257	548	3,294	3,842	1,347	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	819	627	4,818	5,445	2,374	2007
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	5,587	681	11,838	(526)	691	11,302	11,993	4,590	2006
30333 Emerald Valley Parkway	Glenwillow, OH	—	466	5,447	(648)	475	4,790	5,265	2,027	2006
7800 Cochran Road	Glenwillow, OH	—	972	7,033	338	991	7,352	8,343	3,427	2006
7900 Cochran Road	Glenwillow, OH	3,094	775	6,244	(377)	792	5,850	6,642	2,499	2006
7905 Cochran Road	Glenwillow, OH	3,499	920	6,174	119	922	6,291	7,213	2,709	2006
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	4,014	2,496	10,787	13,283	4,218	2008
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,197	172	2,209	2,381	808	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	414	142	1,259	1,401	656	1997
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	799	270	2,108	2,378	943	1997
3000 West Commerce	Dallas, TX	—	456	2,584	1,202	469	3,773	4,242	2,102	1997
405-407 113th	Arlington, TX	—	181	1,026	450	185	1,472	1,657	759	1997
816 111th Street	Arlington, TX	—	251	1,421	230	258	1,644	1,902	841	1997
1602-1654 Terre Colony	Dallas, TX	—	458	2,596	771	468	3,357	3,825	1,565	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	409	316	2,438	2,754	1,047	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	551	443	2,979	3,422	1,302	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	399	255	2,635	2,890	1,415	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	570	442	3,043	3,485	1,300	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	636	507	3,474	3,981	1,472	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	545	306	2,415	2,721	1,017	2001
2015 McKenzie Drive	Carrolton, TX	1,891	510	2,891	660	516	3,545	4,061	1,453	2001
2009 McKenzie Drive	Carrolton, TX	1,673	476	2,699	416	481	3,110	3,591	1,383	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,067	629	4,589	5,218	1,808	2002
Plano Crossing Bus. Park	Plano, TX	6,499	1,961	11,112	878	1,981	11,970	13,951	5,029	2002

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
825-827 Avenue H	Arlington, TX	1,949	600	3,006	412	604	3,414	4,018	1,824	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	278	302	1,780	2,082	880	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	(81)	704	3,424	4,128	1,460	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	844	604	3,686	4,290	1,539	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	3,673	1,000	5,012	1,560	1,006	6,566	7,572	2,986	2004
2401-2407 Centennial Dr	Arlington, TX	1,760	600	2,534	644	604	3,174	3,778	1,628	2004
3111 West Commerce Street	Dallas, TX	3,011	1,000	3,364	1,844	1,011	5,197	6,208	2,759	2004
13800 Senlac Drive	Farmers Branch, TX	2,329	823	4,042	(63)	825	3,977	4,802	2,076	2005
801-831 S Great Southwest Pkwy	Grand Prairie, TX	—	2,581	16,556	773	2,586	17,324	19,910	12,130	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	339	601	3,664	4,265	2,069	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	56	481	2,826	3,307	1,759	2005
3301 Century Circle	Irving, TX	—	760	3,856	(125)	771	3,720	4,491	1,408	2007
3901 W Miller Road	Garland, TX	—	1,912	—	14,046	1,947	14,011	15,958	3,846	2008
1251 North Cockrell Hill Road	Dallas, TX	—	2,064	—	13,630	1,073	14,621	15,694	2,082	2015
1171 North Cockrell Hill Road	Dallas, TX	—	1,215	—	10,972	632	11,555	12,187	1,520	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	8,082	1,349	8,034	9,383	1,515	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	729	2015
2250 East Bardin Road	Arlington, TX	—	1,603	—	10,110	1,603	10,110	11,713	1,093	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	11,171	3,963	11,171	15,134	21	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	7,627	2,243	7,627	9,870	56	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	47,578	4,779	47,474	52,253	101	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	8,602	1,901	8,593	10,494	—	2019
Denver
4785 Elati	Denver, CO	—	173	981	390	175	1,369	1,544	626	1997
4770 Fox Street	Denver, CO	—	132	750	330	134	1,078	1,212	540	1997
3851-3871 Revere	Denver, CO	—	361	2,047	489	368	2,529	2,897	1,376	1997
4570 Ivy Street	Denver, CO	—	219	1,239	111	220	1,349	1,569	733	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	149	290	1,777	2,067	964	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	254	380	2,379	2,759	1,278	1997
5977 North Broadway	Denver, CO	—	268	1,518	515	271	2,030	2,301	1,050	1997
5952-5978 North Broadway	Denver, CO	—	414	2,346	773	422	3,111	3,533	1,628	1997
4721 Ironton Street	Denver, CO	—	232	1,313	383	236	1,692	1,928	879	1997
7003 E 47th Ave Drive	Denver, CO	—	441	2,689	1	441	2,690	3,131	1,515	1997

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
9500 West 49th Street - A	Wheatridge, CO	978	283	1,625	192	287	1,813	2,100	1,002	1997
9500 West 49th Street - B	Wheatridge, CO	811	225	1,272	243	227	1,513	1,740	788	1997
9500 West 49th Street - C	Wheatridge, CO	2,103	600	3,409	505	601	3,913	4,514	2,160	1997
9500 West 49th Street - D	Wheatridge, CO	997	246	1,537	358	247	1,894	2,141	1,059	1997
451-591 East 124th Avenue	Thornton, CO	—	383	2,145	333	383	2,478	2,861	1,316	1997
6547 South Racine Circle	Englewood, CO	—	739	4,241	463	739	4,704	5,443	2,510	1997
11701 East 53rd Avenue	Denver, CO	—	416	2,355	297	422	2,646	3,068	1,448	1997
5401 Oswego	Denver, CO	—	273	1,547	232	278	1,774	2,052	940	1997
445 Bryant Street	Denver, CO	7,472	1,829	10,219	3,356	1,829	13,575	15,404	6,563	1998
12055 E 49th Ave/4955 Peoria	Denver, CO	—	298	1,688	510	305	2,191	2,496	1,116	1998
4940-4950 Paris	Denver, CO	—	152	861	275	156	1,132	1,288	565	1998
7367 South Revere Parkway	Centennial, CO	—	926	5,124	1,324	934	6,440	7,374	3,328	1998
8200 East Park Meadows Drive	Lone Tree, CO	4,781	1,297	7,348	1,211	1,304	8,552	9,856	3,929	2000
3250 Quentin Street	Aurora, CO	—	1,220	6,911	954	1,230	7,855	9,085	3,584	2000
8020 Southpark Circle	Littleton, CO	—	739	—	3,169	781	3,127	3,908	1,362	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,849	370	1,791	2,161	820	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	343	372	2,227	2,599	956	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,157	1,304	7,527	8,831	3,329	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	194	572	3,373	3,945	1,488	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	(134)	620	3,455	4,075	1,553	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	229	517	2,249	2,766	962	2005
4001 Salazar Way	Frederick, CO	3,291	1,271	6,508	(713)	1,276	5,790	7,066	2,159	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	131	500	1,394	1,894	931	2006
21301 E 33rd Drive	Aurora, CO	6,290	2,860	8,202	924	2,859	9,127	11,986	1,312	2017
21110 E 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	124	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	28,430	4,890	28,421	33,311	237	2019
Detroit
47461 Clipper	Plymouth Township, MI	—	122	723	159	122	882	1,004	526	1994
449 Executive Drive	Troy, MI	—	125	425	1,007	218	1,339	1,557	1,227	1994
1416 Meijer Drive	Troy, MI	—	94	394	477	121	844	965	734	1994
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,064	1994
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,877	1994

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
1707 Northwood Drive	Troy, MI	—	95	262	1,398	239	1,516	1,755	1,355	1994
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	568	1994
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	581	1994
2730 Research Drive	Rochester Hills, MI	—	903	4,215	1,182	903	5,397	6,300	4,894	1994
2791 Research Drive	Rochester Hills, MI	—	557	2,731	736	560	3,464	4,024	2,928	1994
2871 Research Drive	Rochester Hills, MI	—	324	1,487	412	327	1,896	2,223	1,664	1994
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	369	279	1,627	1,906	1,541	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	723	219	1,695	1,914	1,219	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	432	138	1,019	1,157	832	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	960	1994
23014 Commerce Drive	Farmington Hills, MI	—	39	203	189	56	375	431	350	1994
23035 Commerce Drive	Farmington Hills, MI	—	71	355	291	93	624	717	552	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,000	295	1,940	2,235	1,701	1994
23135 Commerce Drive	Farmington Hills, MI	—	146	701	312	158	1,001	1,159	942	1994
23163 Commerce Drive	Farmington Hills, MI	—	111	513	359	138	845	983	798	1994
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	661	254	1,589	1,843	1,485	1994
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,865	612	7,265	7,877	3,973	1995
32975 Capitol Avenue	Livonia, MI	—	135	748	(13)	77	793	870	386	1998
11923 Brookfield Avenue	Livonia, MI	—	120	665	(306)	32	447	479	314	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	579	575	3,526	4,101	1,843	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(230)	58	610	668	391	1998
1775 Bellingham	Troy, MI	—	344	1,902	481	367	2,360	2,727	1,186	1998
1785 East Maple	Troy, MI	—	92	507	210	98	711	809	362	1998
980 Chicago	Troy, MI	—	206	1,141	333	220	1,460	1,680	748	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,326	1,371	8,384	9,755	4,490	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	945	721	4,636	5,357	2,366	1998
750 Chicago Road	Troy, MI	—	323	1,790	404	345	2,172	2,517	1,164	1998
800 Chicago Road	Troy, MI	—	283	1,567	380	302	1,928	2,230	1,013	1998
850 Chicago Road	Troy, MI	—	183	1,016	279	196	1,282	1,478	658	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	481	1,412	5,852	7,264	3,041	1999
1400 Allen Drive	Troy, MI	—	209	1,154	393	212	1,544	1,756	712	2000
1408 Allen Drive	Troy, MI	—	151	834	104	153	936	1,089	441	2000
28435 Automation Blvd	Wixom, MI	—	621	—	3,661	628	3,654	4,282	1,375	2004

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
32200 N Avis Drive	Madison Heights, MI	—	503	3,367	(921)	195	2,754	2,949	1,021	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	259	685	2,269	2,954	1,320	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,415	1,090	5,705	6,795	3,068	2006
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(396)	734	1,656	2,390	810	2006
Houston
3351 Rauch St	Houston, TX	—	272	1,541	689	278	2,224	2,502	1,094	1997
3801-3851 Yale St	Houston, TX	—	413	2,343	1,523	425	3,854	4,279	1,737	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	539	233	1,820	2,053	868	1997
8505 N Loop East	Houston, TX	—	439	2,489	849	449	3,328	3,777	1,614	1997
4749-4799 Eastpark Dr	Houston, TX	—	594	3,368	1,291	611	4,642	5,253	2,440	1997
4851 Homestead Road	Houston, TX	2,309	491	2,782	1,683	504	4,452	4,956	2,177	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	519	290	2,124	2,414	1,061	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,011	470	3,612	4,082	1,846	1997
4300 Pine Timbers	Houston, TX	2,153	489	2,769	1,180	499	3,939	4,438	1,965	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,044	792	6,360	7,152	2,973	1997
6550 Longpointe	Houston, TX	—	362	2,050	914	370	2,956	3,326	1,487	1997
1815 Turning Basin Dr	Houston, TX	—	487	2,761	2,230	531	4,947	5,478	2,325	1997
1819 Turning Basin Dr	Houston, TX	—	231	1,308	930	251	2,218	2,469	1,044	1997
1805 Turning Basin Dr	Houston, TX	—	564	3,197	2,611	616	5,756	6,372	2,865	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	10	940	4,685	5,625	1,925	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,220	2005
7230-7238 Wynnwood	Houston, TX	—	254	764	235	259	994	1,253	647	2007
7240-7248 Wynnwood	Houston, TX	—	271	726	359	276	1,080	1,356	627	2007
7250-7260 Wynnwood	Houston, TX	—	200	481	1,501	203	1,979	2,182	851	2007
6400 Long Point	Houston, TX	—	188	898	138	188	1,036	1,224	527	2007
7967 Blankenship	Houston, TX	—	307	1,166	192	307	1,358	1,665	570	2010
8800 City Park Loop East	Houston, TX	—	3,717	19,237	(535)	3,717	18,702	22,419	6,336	2011
4800 West Greens Road	Houston, TX	—	3,350	—	17,030	3,312	17,068	20,380	3,294	2014
611 East Sam Houston Parkway S	Pasadena, TX	—	1,970	7,431	1,313	2,013	8,701	10,714	1,170	2015
619 East Sam Houston Parkway S	Pasadena, TX	—	2,879	11,713	785	2,876	12,501	15,377	1,653	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,393	1,367	7,393	8,760	216	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
607 East Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	231	2,076	11,905	13,981	366	2018
615 East Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(130)	4,265	11,853	16,118	468	2018
2737 W. Grand Parkway N	Katy, TX	—	2,885	—	8,110	2,885	8,110	10,995	14	2019
2747 W. Grand Parkway N	Katy, TX	—	2,885	—	9,446	2,885	9,446	12,331	17	2019
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	330	912	2,209	3,121	917	2007
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	126	834	2,844	3,678	1,000	2007
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	302	942	2,752	3,694	1,098	2007
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	360	1,112	3,466	4,578	1,176	2007
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	399	951	3,474	4,425	1,202	2007
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	118	1,097	3,421	4,518	1,163	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	3,777	864	7,198	8,062	2,824	2007
12601 &12605 NW 115th Avenue	Medley, FL	—	1,424	—	295	477	1,242	1,719	311	2008
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	10	3,111	4,644	7,755	753	2016
2500 NW 19th Street	Pompano Beach, FL	—	8,824	11,660	290	8,824	11,950	20,774	1,651	2017
Milwaukee
5355 South Westridge Drive	New Berlin, WI	—	1,630	7,058	36	1,646	7,078	8,724	2,488	2004
17005 W. Ryerson Road	New Berlin, WI	2,023	403	3,647	120	405	3,765	4,170	2,264	2005
16600 West Glendale Ave	New Berlin, WI	1,595	704	1,923	799	715	2,711	3,426	2,087	2006
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	17,020	1,204	17,004	18,208	5,741	2008
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	—	1,358	8,622	13,263	1,519	21,724	23,243	14,140	1994
1030 Lone Oak Road	Eagan, MN	1,849	456	2,703	811	456	3,514	3,970	2,142	1994
1060 Lone Oak Road	Eagan, MN	2,420	624	3,700	871	624	4,571	5,195	2,722	1994
5400 Nathan Lane	Plymouth, MN	—	749	4,461	1,133	757	5,586	6,343	3,222	1994
6655 Wedgwood Road	Maple Grove, MN	—	1,466	8,342	5,938	1,466	14,280	15,746	7,839	1994
12155 Nicollet Ave.	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	1,093	1995
5775 12th Avenue	Shakopee, MN	3,133	590	—	5,868	590	5,868	6,458	2,418	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,683	888	7,555	8,443	3,327	1999
9600 West 76th Street	Eden Prairie, MN	—	1,000	2,450	69	1,036	2,483	3,519	995	2004
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	(95)	1,510	8,223	9,733	2,462	2004
1087 Park Place	Shakopee, MN	2,833	1,195	4,891	(246)	1,198	4,642	5,840	1,786	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	110	1,395	8,256	9,651	2,894	2005
4701 Valley Industrial Blvd S	Shakopee, MN	4,465	1,296	7,157	753	1,299	7,907	9,206	4,090	2005
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	1,273	665	4,456	5,121	2,393	2006
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,335	1,343	7,267	8,610	2,352	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,003	2008
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	(902)	2,289	7,050	9,339	2,373	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	1,452	2,635	9,609	12,244	2,663	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	138	2,096	8,022	10,118	1,649	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,751	1,634	7,740	9,374	1,050	2014
7051 West Broadway	Brooklyn Park, MN	3,309	1,275	—	5,829	1,279	5,825	7,104	738	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	635	493	3,416	3,909	1,762	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	673	365	2,708	3,073	1,259	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	542	888	4,885	5,773	2,819	2005
211 Ellery Court	Nashville, TN	1,639	606	3,192	(279)	616	2,903	3,519	1,148	2007
130 Maddox Road	Mount Juliet, TN	—	1,778	—	23,942	1,778	23,942	25,720	6,601	2008
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	878	503	3,593	4,096	1,816	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	855	593	4,074	4,667	2,167	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	582	375	2,635	3,010	1,353	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	595	377	2,627	3,004	1,391	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	540	362	2,493	2,855	1,338	1997
20 World's Fair Drive Lot 13	Somerset, NJ	—	9	—	2,734	691	2,052	2,743	896	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,142	978	6,624	7,602	2,993	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	508	479	3,189	3,668	1,507	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	283	262	1,752	2,014	811	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	608	965	6,014	6,979	2,791	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	582	970	6,012	6,982	2,790	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,401	1,534	9,916	11,450	4,743	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	402	396	2,601	2,997	1,185	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	698	901	5,697	6,598	2,634	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	812	1,154	7,218	8,372	3,266	2000

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
2500 Main Street	Sayreville, NJ	—	944	—	4,469	944	4,469	5,413	1,867	2002
2400 Main Street	Sayreville, NJ	—	996	—	5,397	996	5,397	6,393	2,064	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	458	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	606	1,309	5,225	6,534	2,185	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,221	9,730	26,221	35,951	2,276	2016
301 Bordentown Hedding Road	Bordentown, NJ	—	3,983	15,881	30	3,984	15,910	19,894	1,374	2017
302 Bordentown Hedding Road	Bordentown, NJ	—	2,738	8,190	396	2,738	8,586	11,324	449	2018
304 Bordentown Hedding Road	Bordentown, NJ	—	3,684	—	7,689	3,629	7,744	11,373	45	2019
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	228	920	4,830	5,750	1,968	2005
8751 Skinner Court	Orlando, FL	—	1,691	7,249	(5)	1,692	7,243	8,935	927	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	63	2,094	10,507	12,601	1,261	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	12	1,321	6,188	7,509	508	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	—	1,031	6,406	7,437	416	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	347	2018
770 Gills Drive	Orlando, FL	—	851	5,195	4	851	5,199	6,050	51	2019
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	768	396	2,922	3,318	1,211	1999
50 South 56th Street	Chandler, AZ	—	1,206	3,218	1,426	1,252	4,598	5,850	2,336	2004
245 W. Lodge	Tempe, AZ	—	898	3,066	(2,153)	362	1,449	1,811	576	2007
1590 E Riverview Dr.	Phoenix, AZ	—	1,293	5,950	(267)	1,292	5,684	6,976	1,615	2008
14131 N. Rio Vista Blvd	Peoria, AZ	5,368	2,563	9,388	(428)	2,563	8,960	11,523	2,458	2008
8716 W. Ludlow Drive	Peoria, AZ	6,588	2,709	10,970	463	2,709	11,433	14,142	3,341	2008
3815 W. Washington St.	Phoenix, AZ	—	1,675	4,514	316	1,719	4,786	6,505	1,651	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,160	1,923	9,946	11,869	3,305	2008
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	1,329	2014
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	539	2014
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	525	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,901	4,315	16,901	21,216	1,915	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	30,695	6,269	30,685	36,954	1,686	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,105	1,805	5,105	6,910	32	2019

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
Seattle
1901 Raymond Ave SW	Renton, WA	—	4,458	2,659	544	4,594	3,067	7,661	1,205	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	452	2,042	4,379	6,421	1,925	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	310	1,258	2,220	3,478	1,106	2008
6407 S 210th Street	Kent, WA	—	1,737	3,508	—	1,737	3,508	5,245	256	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	382	3,766	4,839	8,605	128	2018
22718 58th Place	Kent, WA	—	1,446	2,388	3	1,447	2,390	3,837	—	2019
14302 24th Street East Lot 1	Sumner, WA	—	2,643	—	9,927	2,643	9,927	12,570	173	2019
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	2,599	1,746	3,148	465	1,822	3,537	5,359	2,002	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	232	853	1,869	2,722	1,070	2005
2835 East Ana Street	Rancho Dominguez, CA	2,104	1,682	2,750	85	1,772	2,745	4,517	1,496	2005
665 N. Baldwin Park Blvd.	City of Industry, CA	—	2,124	5,219	2,759	2,143	7,959	10,102	2,487	2006
27801 Avenue Scott	Santa Clarita, CA	5,012	2,890	7,020	423	2,902	7,431	10,333	3,128	2006
2610 & 2660 Columbia St	Torrance, CA	—	3,008	5,826	320	3,031	6,123	9,154	2,436	2006
433 Alaska Avenue	Torrance, CA	—	681	168	13	684	178	862	118	2006
2325 Camino Vida Roble	Carlsbad, CA	1,554	1,441	1,239	563	1,446	1,797	3,243	714	2006
2335 Camino Vida Roble	Carlsbad, CA	816	817	762	125	821	883	1,704	394	2006
2345 Camino Vida Roble	Carlsbad, CA	560	562	456	151	565	604	1,169	315	2006
2355 Camino Vida Roble	Carlsbad, CA	432	481	365	56	483	419	902	204	2006
2365 Camino Vida Roble	Carlsbad, CA	855	1,098	630	55	1,102	681	1,783	364	2006
2375 Camino Vida Roble	Carlsbad, CA	1,066	1,210	874	140	1,214	1,010	2,224	503	2006
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	719	2,895	2,640	5,535	1,179	2006
13100 Gregg Street	Poway, CA	2,835	1,040	4,160	887	1,073	5,014	6,087	2,540	2007
21730-21748 Marilla St.	Chatsworth, CA	—	2,585	3,210	281	2,608	3,468	6,076	1,505	2007
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,566	2007
3365 E. Slauson	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,241	2007
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,239	20,144	15,094	35,238	5,854	2007
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	45	1,441	818	2,259	401	2007
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(722)	675	678	1,353	308	2007
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	347	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	766	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	545	2,565	3,056	5,621	1,369	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	309	6,090	8,182	14,272	4,707	2008
18201-18291 Santa Fe	Rancho Dominguez, CA	—	6,720	—	9,457	6,897	9,280	16,177	2,887	2008
1011 Rancho Conejo	Thousand Oaks, CA	—	7,717	2,518	(170)	7,752	2,313	10,065	1,230	2008
20700 Denker Avenue	Torrance, CA	4,143	5,767	2,538	341	5,964	2,682	8,646	1,532	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	907	2,874	3,733	6,607	1,577	2008
19021 S. Reyes Ave.	Rancho Dominguez, CA	—	8,183	7,501	390	8,545	7,528	16,073	1,918	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,278	6,482	28,339	34,821	5,577	2012
6185 Kimball Ave	Chino, CA	—	6,385	—	10,994	6,382	10,997	17,379	1,834	2013
5553 Bandini Blvd	Bell, CA	—	32,536	—	21,622	32,540	21,617	54,157	3,505	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	(750)	—	6,082	6,082	1,065	2014
4710 Guasti Road	Ontario, CA	4,889	2,846	6,564	213	2,846	6,777	9,623	1,284	2014
17100 Perris Blvd	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	4,219	2014
13414 S. Figueroa	Los Angeles, CA	3,857	1,701	—	6,580	1,887	6,394	8,281	887	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,039	4,400	8,039	12,439	1,346	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,584	2,694	4,583	7,277	744	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	4,469	2,792	4,469	7,261	719	2015
145 West 134th Street	Los Angeles, CA	—	2,901	2,285	173	2,901	2,458	5,359	519	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	1	3,182	10,644	13,826	1,608	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	55	5,034	22,150	27,184	3,171	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,546	1,274	11,546	12,820	1,147	2016
1445 Engineer Street	Vista, CA	—	6,816	4,417	55	6,816	4,472	11,288	843	2016
19067 Reyes Ave	Rancho Dominguez, CA	—	9,281	3,920	3,476	9,381	7,296	16,677	652	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	298	4,275	8,573	12,848	720	2017
2777 Loker Ave West	Carlsbad, CA	10,729	7,599	13,267	422	7,599	13,689	21,288	1,326	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,731	4,900	12,731	17,631	998	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,207	9,813	13,161	22,974	854	2018
3801 Ocean Ranch Blvd	Oceanside, CA	2,964	2,907	6,151	(11)	2,909	6,138	9,047	357	2018
3809 Ocean Ranch Blvd	Oceanside, CA	3,240	3,140	6,964	45	3,141	7,008	10,149	397	2018
3817 Ocean Ranch Blvd	Oceanside, CA	4,981	5,438	10,278	(2)	5,442	10,272	15,714	607	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	62,788	17,066	62,745	79,811	2,107	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	3,129	1,508	3,129	4,637	139	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	11,217	3,847	11,217	15,064	927	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,409	3,107	8,409	11,516	352	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	19,242	7,099	19,242	26,341	983	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,973	5,423	13,973	19,396	564	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,388	1,873	5,388	7,261	292	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	52	1,813	3,892	5,705	57	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	15	6,641	8,170	14,811	144	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	3	1,392	1,535	2,927	49	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	2	2,130	1,965	4,095	57	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	25	3,836	3,549	7,385	54	2019
353 Perry Street	Perris, CA	—	1,780	—	18,871	1,788	18,863	20,651	117	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	90	2019
Tampa
5455 W Waters Avenue	Tampa, FL	—	307	1,742	353	326	2,076	2,402	1,096	1997
5553 W Waters Avenue	Tampa, FL	—	307	1,742	321	326	2,044	2,370	1,090	1997
5501 W Waters Avenue	Tampa, FL	—	215	871	410	242	1,254	1,496	640	1997
5503 W Waters Avenue	Tampa, FL	—	98	402	170	110	560	670	287	1997
5555 W Waters Avenue	Tampa, FL	—	213	1,206	593	221	1,791	2,012	869	1997
5557 W Waters Avenue	Tampa, FL	—	59	335	76	62	408	470	208	1997
5463 W Waters Avenue	Tampa, FL	—	497	2,751	1,501	560	4,189	4,749	2,100	1998
5461 W Waters Avenue	Tampa, FL	—	261	—	1,336	265	1,332	1,597	672	1998
5481 W Waters Avenue	Tampa, FL	—	558	—	3,680	561	3,677	4,238	1,354	1999
Other
600 Greene Drive	Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	7,044	2008
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	244	86	699	785	369	1996
7501 NW 106th Terrace	Kansas City, MO	—	4,152	—	13,697	4,228	13,621	17,849	3,825	2008
1908-2000 Innerbelt	Overland, MO	5,832	1,590	9,026	1,554	1,591	10,579	12,170	5,698	2004
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(441)	1,528	626	2,154	569	2005
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	62	1,713	10,929	12,642	4,343	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2019
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/19				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2019
		(In thousands)
Developments in Process
First Sawgrass Commerce Center	Coconut Creek, FL	—	5,703	—	949	5,703	949	6,652	—	2019
First Redwood Logistics Center I Buildings A & B	Fontana, CA	—	15,156	—	20,152	15,154	20,154	35,308	—	2017
First Redwood II Logistics Center Building C	Fontana, CA	—	3,333	—	740	3,333	740	4,073	—	2018
First Cypress Creek Commerce Center Building B	Fort Lauderdale, FL	—	—	—	487	—	487	487	—	2019
First Cypress Creek Commerce Center Building C	Fort Lauderdale, FL	—	—	—	778	—	778	778	—	2019
First Cypress Creek Commerce Center Building D	Fort Lauderdale, FL	—	—	—	711	—	711	711	—	2019
Ferrero BTS @ PV303	Goodyear, AZ	—	5,660	—	35,644	5,658	35,646	41,304	—	2019
First Independence Logistics Center	Philadelphia, PA	—	2,059	—	4,657	2,087	4,629	6,716	—	2019
First Park 121 Building E	Lewisville, TX	—	7,519	—	1,649	7,520	1,648	9,168	—	2019
Land Parcels
Land Parcels			196,219	966	31,460	191,465	37,181	228,646	4,452
Total		174,360	968,404	1,443,723	1,418,082	957,478	2,872,731	3,830,209	804,780

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2019
NOTES:

(a)
See description of encumbrances in Note 4 of the Notes to Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

(b)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	3 to 20 years
Tenant Improvements, Leasehold Improvements	Lease Term

At December 31, 2019, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.7 billion (excluding construction in progress).

The changes in investment in real estate for the three years ended December 31, are as follows:

	2019	2018	2017
	(In thousands)
Balance, Beginning of Year	$3,673,644	$3,495,745	$3,388,611
Acquisition of Real Estate Assets	148,660	162,769	168,517
Construction Costs and Improvements	289,877	190,383	137,361
Disposition of Real Estate Assets	(258,639)	(148,408)	(170,928)
Impairment of Real Estate	—	(2,756)	—
Write-off of Fully Depreciated and Other Assets	(23,333)	(24,089)	(27,816)
Balance, End of Year	$3,830,209	$3,673,644	$3,495,745

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2019	2018	2017
	(In thousands)
Balance, Beginning of Year	$811,784	$789,919	$797,919
Depreciation for Year	98,333	94,626	94,078
Disposition of Real Estate Assets	(82,919)	(49,144)	(78,844)
Write-off of Fully Depreciated and Other Assets	(22,418)	(23,617)	(23,234)
Balance, End of Year	$804,780	$811,784	$789,919

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 13, 2020

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 13, 2020

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 13, 2020
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 13, 2020
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 13, 2020
John Rau

/S/ MATTHEW S. DOMINSKI	Director	February 13, 2020
Matthew S. Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 13, 2020
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 13, 2020
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 13, 2020
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 13, 2020
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
Date: February 13, 2020

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 13, 2020

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 13, 2020
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 13, 2020
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 13, 2020
John Rau

/S/ MATTHEW S. DOMINSKI	Director	February 13, 2020
Matthew S. Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 13, 2020
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 13, 2020
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 13, 2020
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 13, 2020
W. Edwin Tyler