Form 10-Q
period 2020-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2020-04-29
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
At April 28, 2020, 127,207,645 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2020 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2020, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership and/or recipients of RLP Units (See Note 6) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.1% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,060,358	$957,478
Buildings and Improvements	2,813,421	2,782,430
Construction in Progress	125,666	90,301
Less: Accumulated Depreciation	(813,345)	(804,780)
Net Investment in Real Estate	3,186,100	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,597 and $0	4,857	—
Operating Lease Right-of-Use Assets	25,854	24,877
Cash and Cash Equivalents	129,117	21,120
Restricted Cash	5,887	131,598
Tenant Accounts Receivable	7,876	8,529
Investment in Joint Venture	18,509	18,208
Deferred Rent Receivable	79,924	77,703
Deferred Leasing Intangibles, Net	27,760	28,533
Prepaid Expenses and Other Assets, Net	176,890	182,831
Total Assets	$3,662,774	$3,518,828
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$172,510	$173,685
Senior Unsecured Notes, Net	694,144	694,015
Unsecured Term Loans, Net	458,129	457,865
Unsecured Credit Facility	320,000	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	103,212	114,637
Operating Lease Liabilities	23,370	22,369
Deferred Leasing Intangibles, Net	12,088	11,893
Rents Received in Advance and Security Deposits	55,483	57,534
Dividends and Distributions Payable	32,857	30,567
Total Liabilities	1,871,793	1,720,565
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 127,207,645 and 126,994,478 shares issued and outstanding)	1,272	1,270
Additional Paid-in-Capital	2,138,298	2,140,847
Distributions in Excess of Accumulated Earnings	(365,050)	(370,835)
Accumulated Other Comprehensive Loss	(21,054)	(6,883)
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,753,466	1,764,399
Noncontrolling Interest	37,515	33,864
Total Equity	1,790,981	1,798,263
Total Liabilities and Equity	$3,662,774	$3,518,828
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues:
Lease Revenue	$108,375	$103,638
Other Revenue	1,968	903
Total Revenues	110,343	104,541
Expenses:
Property Expenses	29,081	30,168
General and Administrative	9,251	6,802
Depreciation and Other Amortization	30,931	30,055
Total Expenses	69,263	67,025
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	13,993	(208)
Interest Expense	(12,804)	(12,767)
Amortization of Debt Issuance Costs	(788)	(831)
Total Other Income (Expense)	401	(13,806)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Benefit (Provision)	41,481	23,710
Equity in (Loss) Income of Joint Venture	(29)	844
Income Tax Benefit (Provision)	77	(214)
Net Income	41,529	24,340
Less: Net Income Attributable to the Noncontrolling Interest	(895)	(537)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$40,634	$23,803
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.32	$0.19
Weighted Average Shares Outstanding - Basic	126,934	126,194
Weighted Average Shares Outstanding - Diluted	127,111	126,456
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Income	$41,529	$24,340
Mark-to-Market Loss on Derivative Instruments	(14,590)	(6,354)
Amortization of Derivative Instruments	102	24
Comprehensive Income	27,041	18,010
Comprehensive Income Attributable to Noncontrolling Interest	(582)	(397)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$26,459	$17,613
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2020:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2019	1,270	2,140,847	(370,835)	(6,883)	33,864	1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in-Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	1,272	2,138,298	(365,050)	(21,054)	37,515	1,790,981

Three Months Ended March 31, 2019:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	1,263	2,131,556	(490,807)	3,502	34,397	1,679,911
Net Income	—	—	23,803	—	537	24,340
Other Comprehensive Loss	—	—	—	(6,190)	(140)	(6,330)
Stock Based Compensation Activity	2	(611)	(1,696)	—	270	(2,035)
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,258)	—	(664)	(29,922)
Reallocation - Additional Paid-in-Capital	—	(3,238)	—	—	3,238	—
Reallocation - Other Comprehensive Income	—	—	—	(7)	7	—
Balance as of March 31, 2019	1,265	2,127,707	(497,958)	(2,695)	37,645	1,665,964
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,529	$24,340
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,906	24,376
Amortization of Debt Issuance Costs	788	831
Other Amortization, including Stock Based Compensation	7,920	7,022
Equity in Loss (Income) of Joint Venture	29	(844)
Distributions from Joint Venture	—	568
(Gain) Loss on Sale of Real Estate	(13,993)	208
Straight-line Rental Income and Expense, Net	(2,898)	(2,690)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(4,452)	(6,390)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(13,560)	(5,692)
Net Cash Provided by Operating Activities	40,269	41,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(142,380)	(18,499)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(55,813)	(43,402)
Net Proceeds from Sales of Investments in Real Estate	26,030	9,793
Contributions to and Investments in Joint Venture	(339)	—
Distributions from Joint Venture	—	2,175
Deposits on Future Acquisitions and Other Investing Activity	(10,550)	(7,048)
Net Cash Used in Investing Activities	(183,052)	(56,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax Paid on Shares Withheld	(5,944)	(4,384)
Common Stock Dividends and Unit Distributions Paid	(29,730)	(28,042)
Repayments on Mortgage Loans Payable	(1,257)	(73,806)
Proceeds from Unsecured Credit Facility	232,000	121,000
Repayments on Unsecured Credit Facility	(70,000)	(19,000)
Net Cash Provided by (Used in) Financing Activities	125,069	(4,232)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(17,714)	(19,484)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$135,004	$30,889

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,558	$944
Cash Paid for Operating Lease Liabilities	$727	$268
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$12,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$32,857	$30,139
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,064)	$—
Common Stock	2	—
Additional Paid-in-Capital	2,062	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,385	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,307	$43,002
Write-off of Fully Depreciated Assets	$(6,195)	$(11,176)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,060,358	$957,478
Buildings and Improvements	2,813,421	2,782,430
Construction in Progress	125,666	90,301
Less: Accumulated Depreciation	(813,345)	(804,780)
Net Investment in Real Estate (including $242,214 and $240,847 related to consolidated variable interest entities, see Note 5)	3,186,100	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,597 and $0	4,857	—
Operating Lease Right-of-Use Assets	25,854	24,877
Cash and Cash Equivalents	129,117	21,120
Restricted Cash	5,887	131,598
Tenant Accounts Receivable	7,876	8,529
Investment in Joint Venture	18,509	18,208
Deferred Rent Receivable	79,924	77,703
Deferred Leasing Intangibles, Net	27,760	28,533
Prepaid Expenses and Other Assets, Net	186,550	192,852
Total Assets	$3,672,434	$3,528,849
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $10,928 and $11,009 related to consolidated variable interest entities, see Note 5)	$172,510	$173,685
Senior Unsecured Notes, Net	694,144	694,015
Unsecured Term Loans, Net	458,129	457,865
Unsecured Credit Facility	320,000	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	103,212	114,637
Operating Lease Liabilities	23,370	22,369
Deferred Leasing Intangibles, Net	12,088	11,893
Rents Received in Advance and Security Deposits	55,483	57,534
Distributions Payable	32,857	30,567
Total Liabilities	1,871,793	1,720,565
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (127,207,645 and 126,994,478 units outstanding)	1,757,222	1,750,656
Limited Partners Units (2,706,760 and 2,422,744 units outstanding)	64,208	63,618
Accumulated Other Comprehensive Loss	(21,501)	(7,013)
Total First Industrial L.P.'s Partners' Capital	1,799,929	1,807,261
Noncontrolling Interest	712	1,023
Total Partners' Capital	1,800,641	1,808,284
Total Liabilities and Partners' Capital	$3,672,434	$3,528,849
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues:
Lease Revenue	$108,375	$103,638
Other Revenue	1,968	903
Total Revenues	110,343	104,541
Expenses:
Property Expenses	29,081	30,168
General and Administrative	9,251	6,802
Depreciation and Other Amortization	30,931	30,055
Total Expenses	69,263	67,025
Other Income (Expense):
Gain (Loss) on Sale of Real Estate	13,993	(208)
Interest Expense	(12,804)	(12,767)
Amortization of Debt Issuance Costs	(788)	(831)
Total Other Income (Expense)	401	(13,806)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Benefit (Provision)	41,481	23,710
Equity in (Loss) Income of Joint Venture	(29)	844
Income Tax Benefit (Provision)	77	(214)
Net Income	41,529	24,340
Less: Net Income Attributable to the Noncontrolling Interest	(50)	(26)
Net Income Available to Unitholders and Participating Securities	$41,479	$24,314
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.32	$0.19
Weighted Average Units Outstanding - Basic	129,070	128,818
Weighted Average Units Outstanding - Diluted	129,400	129,178
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net Income	$41,529	$24,340
Mark-to-Market Loss on Derivative Instruments	(14,590)	(6,354)
Amortization of Derivative Instruments	102	24
Comprehensive Income	$27,041	$18,010
Comprehensive Income Attributable to Noncontrolling Interest	(50)	(26)
Comprehensive Income Attributable to Unitholders	$26,991	$17,984
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest			—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641

Three Months Ended March 31, 2019:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	23,777	537	—	26	24,340
Other Comprehensive Loss	—	—	(6,330)	—	(6,330)
Stock Based Compensation Activity	(2,305)	270	—	—	(2,035)
Unit Distributions ($0.23 Per Unit)	(29,258)	(664)	—	—	(29,922)
Distributions to Noncontrolling Interest	—	—	—	(43)	(43)
Balance as of March 31, 2019	$1,611,556	$66,389	$(2,756)	$840	$1,676,029
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,529	$24,340
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,906	24,376
Amortization of Debt Issuance Costs	788	831
Other Amortization, including Stock Based Compensation	7,920	7,022
Equity in Loss (Income) of Joint Venture	29	(844)
Distributions from Joint Venture	—	568
(Gain) Loss on Sale of Real Estate	(13,993)	208
Straight-line Rental Income and Expense, Net	(2,898)	(2,690)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,091)	(6,347)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(13,560)	(5,692)
Net Cash Provided by Operating Activities	40,630	41,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(142,380)	(18,499)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(55,813)	(43,402)
Net Proceeds from Sales of Investments in Real Estate	26,030	9,793
Contributions to and Investments in Joint Venture	(339)	—
Distributions from Joint Venture	—	2,175
Deposits on Future Acquisitions and Other Investing Activity	(10,550)	(7,048)
Net Cash Used in Investing Activities	(183,052)	(56,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax Paid on Units Withheld	(5,944)	(4,384)
Unit Distributions Paid	(29,730)	(28,042)
Contributions from Noncontrolling Interests	5	—
Distributions to Noncontrolling Interests	(366)	(43)
Repayments on Mortgage Loans Payable	(1,257)	(73,806)
Proceeds from Unsecured Credit Facility	232,000	121,000
Repayments on Unsecured Credit Facility	(70,000)	(19,000)
Net Cash Provided by (Used in) Financing Activities	124,708	(4,275)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(17,714)	(19,484)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$135,004	$30,889

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,558	$944
Cash Paid for Operating Lease Liabilities	$727	$268
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$12,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$32,857	$30,139
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,064)	$—
General Partner Units	2,064	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,385	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,307	$43,002
Write-off of Fully Depreciated Assets	$(6,195)	$(11,176)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at March 31, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.1% at March 31, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (See Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2020, we owned 436 industrial properties located in 21 states, containing an aggregate of approximately 62.6 million square feet of gross leasable area ("GLA"). Of the 436 properties owned on a consolidated basis, none of them are directly owned by the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2019 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2019 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2019 audited consolidated financial statements included in our 2019 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Reclassifications

 Certain amounts included in the Consolidated Financial Statements for 2019 have been reclassified to conform to the 2020 financial statement presentation.

Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three months ended March 31, 2020 and 2019. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2020 and December 31, 2019, the results of our operations and comprehensive income for each of the three months ended March 31, 2020 and 2019, and our cash flows for each of the three months ended March 31, 2020 and 2019. All adjustments are of a normal recurring nature.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2020, we acquired four industrial properties comprised of approximately 0.8 million square feet of GLA and two land parcels. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major asset class for the industrial properties and land parcels acquired during the three months ended March 31, 2020:

Land	$83,511
Building and Improvements/Construction in Progress	56,048
In-Place Leases	981
Above Market Leases	134
Below Market Leases	(770)
Other Assets (leasing commissions)	37
Total Purchase Price	$139,941

The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the three months ended March 31, 2020.
Real Estate Held for Sale
As of March 31, 2020, we had two industrial properties comprised of approximately 0.2 million square feet of GLA held for sale.
Sales
During the three months ended March 31, 2020, we sold nine industrial properties comprised of approximately 0.2 million square feet of GLA. Gross proceeds from the sales were $26,500. The gain on sale of real estate attributable to these sales was $13,993.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2020	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2020	December 31, 2019
Mortgage Loans Payable, Gross	$173,103	$174,360	4.03% – 6.50%	4.03% – 6.50%	July 2020 – August 2028
Unamortized Debt Issuance Costs	(593)	(675)
Mortgage Loans Payable, Net	$172,510	$173,685
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
Subtotal	$698,571	$698,571
Unamortized Debt Issuance Costs	(4,357)	(4,485)
Unamortized Discounts	(70)	(71)
Senior Unsecured Notes, Net	$694,144	$694,015
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,871)	(2,135)
Unsecured Term Loans, Net	$458,129	$457,865
Unsecured Credit Facility (B)	$320,000	$158,000	2.09%	N/A	10/29/2021

_______________
(A) The interest rate at March 31, 2020 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $1,986 and $2,300 as of March 31, 2020 and December 31, 2019, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
As of March 31, 2020, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $262,852. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2020.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2020	$18,556
2021	587,294
2022	336,954
2023	321
2024	335
Thereafter	708,214
Total	$1,651,674

Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2020. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2020 and December 31, 2019, the fair value of our indebtedness was as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$173,103	$176,544	$174,360	$179,287
Senior Unsecured Notes, Net	698,501	701,948	698,500	756,351
Unsecured Term Loans	460,000	455,796	460,000	460,902
Unsecured Credit Facility	320,000	317,372	158,000	158,141
Total	$1,651,604	$1,651,660	$1,490,860	$1,554,681

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2020	December 31, 2019
ASSETS
Assets:
Net Investment in Real Estate	$242,214	$240,847
Other Assets, Net	45,039	69,982
Total Assets	$287,253	$310,829
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$10,928	$11,009
Other Liabilities, Net	19,669	21,088
Partners' Capital	256,656	278,732
Total Liabilities and Partners' Capital	$287,253	$310,829

Joint Venture
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a Joint Venture with a third party partner for the purpose of developing, leasing, operating and potentially selling approximately 532 net developable acres of land located in the Phoenix, Arizona metropolitan area. The purchase price of the land was $49,000 and was acquired by the Joint Venture via cash equity contributions from us and our joint venture partner during 2018.
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
The Joint Venture has a 0.6 million square foot building under development (the "Project") at March 31, 2020. In connection with the Project, the Joint Venture entered into a construction loan with a capacity of $28,000 with a third party lender (the "Joint Venture Loan") during the three months ended March 31, 2020. At March 31, 2020, the Joint Venture Loan has a $0 outstanding balance. With respect to the Joint Venture Loan, we provided a guarantee to the lender, which upon default of the loan, would require us to pay up to six months of interest and Project operating expenses with a maximum obligation of $500. Additionally, we provided the lender and our third party joint venture partner, guarantees that require timely completion of construction of the Project as well as the payment, subject to certain exceptions, of cost overruns incurred in the development of the Project. Total estimated investment for the Project is $42,800 and the Joint Venture is using a third party contractor to develop the building pursuant to a guaranteed maximum price contract. Lastly, we provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
During the three months ended March 31, 2020, we recognized fees of $60 from the Joint Venture related to asset management and development services we provided to the Joint Venture. At March 31, 2020, we had a receivable from the Joint Venture of $670.

As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partner, including whether those rights are protective or participating. We found that the operating agreement contains certain protective rights, such as the requirement of both member's approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. However, we also found that we and our Joint Venture partner jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing, and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.
6. Stockholders' Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of Limited Partner Units issued in connection with the grant of restricted limited partner Units ("RLP Units") pursuant to the Company's stock incentive plan, are collectively referred to as the “Noncontrolling Interests.” An RLP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a “profits interest” for U.S. federal income tax purposes and is an award that is granted under our stock incentive plan. See Note 9. Subject to vesting and other certain exceptions (including the “book-up” requirements of RLP Units), the holders of Noncontrolling Interests may convert their Units into an equal number of shares of Common Stock, or a cash equivalent, at the Company's election. Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
ATM Program
On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2020 ATM Program"). Under the terms of the 2020 ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2020, the Company did not issue any shares of common stock under the 2020 ATM Program.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2020:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)
Other Comprehensive Loss Before Reclassifications	(14,972)	(14,972)	317	(14,655)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	484	484	—	484
Net Current Period Other Comprehensive Loss	(14,488)	(14,488)	317	(14,171)
Balance as of March 31, 2020	$(21,501)	$(21,501)	$447	$(21,054)

The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$24	Interest Expense
Net Settlement Payments (Receipts) to our Counterparties	382	(576)	Interest Expense
Total	$484	$(552)

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps, the 2015 Swaps and the 2020 Swaps (as defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$40,634	$23,803
Net Income Allocable to Participating Securities	(59)	(60)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$40,575	$23,743
Denominator (In Thousands):
Weighted Average Shares - Basic	126,934	126,194
Effect of Dilutive Securities:
Performance Units (See Note 9)	177	262
Weighted Average Shares - Diluted	127,111	126,456
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.32	$0.19

The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net Income Available to Unitholders and Participating Securities	$41,479	$24,314
Net Income Allocable to Participating Securities	(123)	(76)
Net Income Available to Unitholders	$41,356	$24,238
Denominator (In Thousands):
Weighted Average Units - Basic	129,070	128,818
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 6)	330	360
Weighted Average Units - Diluted	129,400	129,178
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.32	$0.19

At March 31, 2020 and 2019, participating securities for the Company include 210,886 and 287,273, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2020 and 2019, participating securities for the Operating Partnership include 445,735 and 407,457, respectively, of Service Awards and certain Performance Awards (See Note 9), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2020, the Company granted 59,263 performance units ("Performance Units") and 322,477 RLP Units, based on performance-based criteria ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees, which had a fair value of approximately $7,883 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance periods for such awards are one year, two years and three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the three months ended March 31, 2020, the Company awarded 75,261 shares of restricted stock units ("Service Units") and 109,761 RLP Units based on service-based criteria ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") to certain employees and outside directors, which had an aggregate fair value of approximately $8,102 on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after a one year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount and on substantially the same terms as the restricted stock awards. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the three months ended March 31, 2020, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Restricted Stock/Restricted Unit Awards, Performance Units and RLP Units
We recognized $3,641 and $1,762 for the three months ended March 31, 2020 and 2019, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $982 and $203 for the three months ended March 31, 2020 and 2019. At March 31, 2020, we had $21,563 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.15 years.

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
Cash Flow Hedges

During the three months ended March 31, 2020, we entered into one one-year interest rate swap with a notional value of $150,000 to manage our exposure to changes in the one month LIBOR rate (the "2020 Swap"). The 2020 Swap, which is effective commencing April 1, 2020, fixes the one month LIBOR rate component on $150,000 of our outstanding balance on our Unsecured Credit Facility at 0.42%. We designated the 2020 Swap as a cash flow hedge.

During the three months ended March 31, 2020, in anticipation of refinancing our 2014 Term Loan (see Note 4) in January 2021, we also entered into three five-year interest rate swaps with an aggregate notional value of $200,000 to fix the one month LIBOR rate (the "2021 Swaps"). The 2021 Swaps, which are effective commencing February 1, 2021, fix the one month LIBOR rate at 0.99%. We have designated the 2021 Swaps as cash flow hedges.
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

Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of March 31, 2020, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(3,218)	—	$(3,218)	—
2015 Swaps	$(9,501)	—	$(9,501)	—
2020 Swap	$(116)	—	$(116)	—
2021 Swaps	$(4,944)	—	$(4,944)	—

There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps, the 2020 Swap or the 2021 Swaps during the three months ended March 31, 2020. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps fell within Level 2 of the fair value hierarchy.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks.
11. Related Party Transactions
 At March 31, 2020 and December 31, 2019, the Operating Partnership had receivable balances of $9,670 and $10,031, respectively, from a direct wholly-owned subsidiary of the Company.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2020, we had nine industrial properties totaling approximately 1.5 million square feet of GLA under construction. The estimated total investment as of March 31, 2020 is approximately $154,400. Of this amount, approximately $82,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From April 1, 2020 to April 28, 2020, we sold two industrial properties for $13,455, excluding transaction costs. Additionally, during that same period, we acquired one industrial property for a purchase price of $9,125, excluding transaction costs.
On April 9, 2020, we repaid $15,115 of mortgage loans payable that had an original maturity in July 2020.
Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” orders and various restrictions on certain business activities, which have materially disrupted the economy. In April 2020, we have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant relief requests will ultimately result in our granting any form of rent or other relief, nor do we plan to forgo our contractual rights under our lease agreements in connection with any such requests. While we are not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially affect our future financial and operational results.

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
Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus (COVID-19), on the U.S., regional and global economies and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below.
New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.
Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to:

•	changes in national, international, regional and local economic conditions generally and real estate markets specifically;

•	changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;

•	our ability to qualify and maintain our status as a real estate investment trust;

•	the availability and attractiveness of financing (including both public and private capital) and changes in interest rates;

•	the availability and attractiveness of terms of additional debt repurchases;

•	our ability to retain our credit agency ratings;

•	our ability to comply with applicable financial covenants;

•	our competitive environment;

•	changes in supply, demand and valuation of industrial properties and land in our current and potential market areas;

•	our ability to identify, acquire, develop and/or manage properties on favorable terms;

•	our ability to dispose of properties on favorable terms;

•	our ability to manage the integration of properties we acquire;

•	potential liability relating to environmental matters;

•	defaults on or non-renewal of leases by our tenants;

•	decreased rental rates or increased vacancy rates;

•	higher-than-expected real estate construction costs and delays in development or lease-up schedules;

•	the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent outbreak of COVID-19;

•	potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2019 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at March 31, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.1% at March 31, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2020, we owned 436 industrial properties located in 21 states, containing an aggregate of approximately 62.6 million square feet of gross leasable area ("GLA"). Of the 436 properties owned on a consolidated basis, none of them are directly owned by the Company.
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
Our revenue growth is also dependent, in part, on our ability to acquire existing and develop new industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, which, as discussed above, are sources of funds for our distributions to our stockholders and Unitholders. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
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
Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. While our results for the first quarter of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging response of international, federal, state and local public health and governmental authorities in regions across the United States and the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, could negatively impact our results of operations during the remainder of 2020 and in future periods.

     Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of April 28, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

•	We have received April rent payments for approximately 94% of our portfolio. April collections to-date may not be indicative of collections in any future period.

•
We have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests. We believe some of these requests are coming from tenants that have the ability to pay rent. However, we do anticipate that some rent relief requests will be granted. In addition, even if rent relief is not granted, we anticipate that certain tenants will not pay their rent obligations and our access to the courts in certain jurisdictions to enforce our remedies under our lease agreements will not be available. We do not plan on forgoing our contractual rights under our lease agreements in connection with any such requests.

•
During the three months ended March 31, 2020, we wrote-off $0.8 million of a deferred rent receivable of Pier One Imports due to our assessment that full collection of future contractual lease payments is no longer probable.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our IT systems have enabled our team to work seamlessly.

•
We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•
We have a $200 million term loan maturing in January 2021 and approximately $63 million of mortgage debt coming due in October 2021. As of April 28, 2020, we have approximately $70 million in cash and cash equivalents and an additional $404.3 million available under our Unsecured Credit Facility to take care of these obligations. Our Unsecured Credit Facility also matures in October 2021; however, it is extendable for one year, at our option, which enables us to push this maturity to October 2022.

•
We have suspended all new vertical development projects for the foreseeable future, other than completing nine development properties and two redevelopment properties that are currently in progress and expenditures required to obtain permits and other horizontal construction work. Our total projected costs to complete construction and stabilize the nine developments under construction, developments that are complete but not fully funded and two planned redevelopments, as well as to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $100 million for the remainder of 2020 and approximately $35 million for 2021.

Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors.

Summary of Significant Transactions During the Three Months Ended March 31, 2020
During the three months ended March 31, 2020, we completed the following significant real estate transactions and financing activities:

•
We acquired four industrial properties comprised of approximately 0.8 million square feet of GLA located in the Baltimore, Los Angeles and Northern California markets for an aggregate purchase price of $89.0 million, excluding transactions costs.

•	We acquired approximately 72.4 acres of land for development located in the Miami and Southern California markets, for an aggregate purchase price of $50.9 million, excluding transaction costs.

•	We closed on a portfolio sale of nine industrial properties comprising approximately 0.2 million square feet of GLA for gross sales proceeds of $26.5 million.

•
We entered into distribution agreements with certain sales agents to sell up to 14 million shares of our common stock, for up to $500 million aggregate gross sales proceeds, from time to time in “at-the-market” (“ATM”) offerings, which replaced our prior ATM program launched in 2017.

•	We declared a first quarter cash dividend of $0.25 per common share or Unit per quarter, an increase of 8.7% from the 2019 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2020 and 2019. Same store properties are properties owned prior to January 1, 2019 and held as an in-service property through March 31, 2020 and developments and redevelopments that were placed in service prior to January 1, 2019. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2018 and held as an operating property through March 31, 2020. Sold properties are properties that were sold subsequent to December 31, 2018. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2019; or b) stabilized prior to January 1, 2019. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019
Our net income was $41.5 million and $24.3 million for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020 and 2019, the average daily occupancy rate of our same store properties was 97.4% and 97.6%, respectively.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$96,337	$94,578	$1,759	1.9%
Acquired Properties	1,044	—	1,044	100.0%
Sold Properties	1,504	8,828	(7,324)	(83.0)%
(Re)Developments	9,158	47	9,111	19,385.1%
Other	2,300	1,088	1,212	111.4%
Total Revenues	$110,343	$104,541	$5,802	5.5%
Revenues from same store properties increased $1.8 million primarily due to an increase in rental rates slightly offset by a decrease in tenant recoveries as well as a $0.8 million write-off of a deferred rent receivable related to Pier One Imports due to our assessment that full collection of future contractual lease payments is no longer probable. Revenues from acquired properties increased $1.0 million due to the 13 industrial properties acquired subsequent to December 31, 2018 totaling approximately 1.3 million square feet of GLA. Revenues from sold properties decreased $7.3 million due to the 49 industrial properties sold subsequent to December 31, 2018 totaling approximately 6.1 million square feet of GLA. Revenues from (re)developments increased $9.1 million due to an increase in occupancy and other revenue of $1.1 million related to a final insurance settlement for a property that was destroyed by fire in 2016. Revenues from other increased $1.2 million primarily due to the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as the acquisition of a land site during 2019 for which we intend to develop industrial buildings in the future but currently we are leasing to tenants and collecting ground lease rent.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$23,466	$24,352	$(886)	(3.6)%
Acquired Properties	351	51	300	588.2%
Sold Properties	492	2,671	(2,179)	(81.6)%
(Re)Developments	2,101	527	1,574	298.7%
Other	2,671	2,567	104	4.1%
Total Property Expenses	$29,081	$30,168	$(1,087)	(3.6)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.9 million primarily due to a decrease in snow removal costs, slightly offset by an increase in real estate taxes. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $1.6 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $2.4 million, or 36.0% primarily due to severance expense ($0.9 million) associated with the closing of our Indianapolis regional office during the three months ended March 31, 2020, accelerated stock based compensation expense ($0.3 million) incurred during the three months ended March 31, 2020 related to a new retirement benefit that results in awards becoming non-forfeitable upon grant to qualifying employees as well as an increase in incentive compensation during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,033	$26,353	$(320)	(1.2)%
Acquired Properties	737	47	690	1,468.1%
Sold Properties	79	2,257	(2,178)	(96.5)%
(Re) Developments	3,103	637	2,466	387.1%
Corporate Furniture, Fixtures and Equipment and Other	979	761	218	28.6%
Total Depreciation and Other Amortization	$30,931	$30,055	$876	2.9%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $2.5 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.2 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool.
For the three months ended March 31, 2020, we recognized $14.0 million of gain on sale of real estate related to the sale of nine industrial properties comprised of approximately 0.2 million square feet of GLA. For the three months ended March 31, 2019, we recognized $0.2 million of loss on sale of real estate related to the sale of one industrial property comprised of approximately 0.1 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small increase was caused by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2020 ($1,520.3 million) as compared to the three months ended March 31, 2019 ($1,317.0 million) substantially offset by a decrease in the weighted average interest rate for the three months ended March 31, 2020 (3.80%) as compared to the three months ended March 31, 2019 (4.22%) and an increase in capitalized interest of $0.6 million caused by an increase in development costs eligible for capitalization during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Venture for the three months ended March 31, 2020 was not significant. Equity in income of Joint Venture for the three months ended March 31, 2019 of $0.8 million includes our pro-rata share of gain related to a sale of land by the Joint Venture.
Income tax benefit (expense) is not significant in either period.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2020. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	23	459	$7.11	24.8%	5.2	$5.59	N/A
Renewal Leases	34	1,254	$6.78	27.1%	5.9	$1.65	68.9%
Development / Acquisition Leases	4	925	$5.76	N/A	10.3	N/A	N/A
Total / Weighted Average	61	2,638	$6.48	26.5%	7.3	$2.70	68.9%
_______________

(A)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2020, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	17	348	$485
Renewal Leases	2	59	44
Development / Acquisition Leases	3	824	1,826
Total	22	1,231	$2,355

Liquidity and Capital Resources
At March 31, 2020, our cash and cash equivalents and restricted cash were approximately $129.1 million and $5.9 million, respectively. We also had $404.3 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2020.
We have considered our short-term (through March 31, 2021) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $200.0 million term loan maturing in January 2021 that we will be paying off prior to March 31, 2021 and $15.1 million in mortgage loans payable outstanding at March 31, 2020 that we paid off on April 9, 2020 (See Subsequent Events). We expect to satisfy these payment obligations with the issuance of long-term debt, borrowings under our Unsecured Credit Facility, and/or the disposition of select assets. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2021) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At March 31, 2020, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.09%. As of April 27, 2020, we had approximately $404.3 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2020, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2020.

As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ business, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full. To be judicious with our capital, with a near-term emphasis on maintaining liquidity, we have suspended new vertical development projects for the foreseeable future other than completing nine development properties and two redevelopment properties that are currently in progress and expenditures required to obtain permits and other horizontal construction work. Our total projected costs to complete construction and stabilize the nine developments under construction, developments that are complete but not fully funded and two planned redevelopments, as well as to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $100 million for the remainder of 2020 and approximately $35 million for 2021.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$40,269	$41,729
Net cash used in investing activities	(183,052)	(56,981)
Net cash provided by (used in) financing activities	125,069	(4,232)
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$40,630	$41,772
Net cash used in investing activities	(183,052)	(56,981)
Net cash provided by (used in) financing activities	124,708	(4,275)
Changes in cash flow for the three months ended March 31, 2020, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $1.5 million for the Company (decreased $1.1 million for the Operating Partnership), primarily due to the following:

•
decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits, as well as a decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash payments and cash receipts;

•	severance expense of $0.9 million; offset by:

•	increase in NOI from same store properties, acquired properties and recently developed properties of $10.9 million offset by a decrease in NOI due to the disposition of real estate of $5.1 million.
Investing Activities: Cash used in investing activities increased $126.1 million, primarily due to the following:

•	an aggregate increase of $136.3 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2020 as compared to 2019; offset by:

•	increase of $16.2 million in net proceeds received from the disposition of real estate in 2020 as compared to 2019; and

•	increase of $4.1 million related to a decrease in certain escrow balances.
Financing Activities: Cash provided by financing activities increased $129.3 million for the Company (increased $129.0 million for the Operating Partnership), primarily due to the following:

•	increase in net proceeds from the Unsecured Credit Facility of $60.0 million in 2020 compared to 2019; and

•	decrease in repayments of Mortgage Loans Payable of $72.5 million in 2020 compared to 2019.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2020 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2020, $1,331.6 million or 80.6% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $320.0 million or 19.4% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2019, $1,332.9 million or 89.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $158.0 million or 10.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
At March 31, 2020 and December 31, 2019, the fixed rate debt amounts include $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with a notional aggregate amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2020 would have increased by approximately $0.07 million based on our average outstanding floating-rate debt during the three months ended March 31, 2020. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2020 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.3 million during the three months ended March 31, 2020.
As of March 31, 2020, the estimated fair value of our debt was approximately $1,651.7 million based on our estimate of the then-current market interest rates.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2020 and December 31, 2019, we had derivative instruments ("Term Loan Swaps") with a notional aggregate amount outstanding of $460.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based upon LIBOR.

During the three months ended March 31, 2020, we entered into a 1-year interest rate swap with a notional value of $150 million to manage our exposure to changes in the one-month LIBOR rate (the "2020 Swap"). The 2020 Swap, which is effective commencing April 1, 2020, fixes the one month LIBOR rate component on $150.0 million of our outstanding balance on our Unsecured Credit Facility at 0.42%. Additionally, during the three months ended March 31, 2020, in anticipation of refinancing our $200.0 million Unsecured Term Loan maturing in January 2021, we entered into three 5-year interest rate swaps (the "2021 Swaps") with an aggregate notional value of $200.0 million which fixes the one-month LIBOR rate at 0.99%. The 2021 Swap's effective period commences February 1, 2021. We designated both the 2020 Swap and the 2021 Swaps as cash flow hedges.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2020 incentive compensation plan.
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and may not be comparable to other similarly titled measures of other companies. In accordance with the restated NAREIT definition of FFO, we calculate FFO to be equal to net income available to First Industrial Realty Trust, Inc.'s common stockholders and participating securities, plus depreciation and other amortization of real estate, plus impairment of real estate, minus gain or plus loss on sale of real estate, net of any income tax provision or benefit associated with the sale of real estate. We also exclude the same adjustments from our share of net income from an unconsolidated joint venture.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$40,634	$23,803
Adjustments:
Depreciation and Other Amortization of Real Estate	30,737	29,855
(Gain) Loss on Sale of Real Estate	(13,993)	208
Gain on Sale of Real Estate from Joint Venture	—	(967)
Income Tax Provision - Gain on Sale of Real Estate from Joint Venture	—	218
Noncontrolling Interest Share of Adjustments	(364)	(649)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$57,014	$52,468

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, income tax benefit and expense, and equity in income or loss from our joint venture. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, above and below market rent amortization and lease termination fees. We exclude straight-line rent and above (below) market rent in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Same Store Revenues	$96,337	$94,578
Same Store Property Expenses	(23,466)	(24,352)
Same Store Net Operating Income Before Same Store Adjustments	$72,871	$70,226	3.8%
Same Store Adjustments:
Straight-line Rent	154	(2,840)
Above / Below Market Rent Amortization	(257)	(259)
Lease Termination Fees	(616)	(571)
Same Store Net Operating Income	$72,152	$66,556	8.4%
Subsequent Events
From April 1, 2020 to April 28, 2020, we sold two industrial properties for $13.5 million, excluding transaction costs. Additionally, during that same period, we acquired one industrial property for a purchase price of $9.1 million, excluding transaction costs.
On April 9, 2020, we repaid $15.1 million of mortgage loans payable that had an original maturity in July 2020.
Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” orders and various restrictions on certain business activities, which have materially disrupted the economy. In April 2020, we have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in our granting any form of rent or other relief, nor do we plan to forgo our contractual rights under our lease agreements in connection with any such requests. While we are not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially affect our future financial and operational results. Further discussion of the effects and potential risks facing our business from the COVID-19 pandemic are provided in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A - Risk Factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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
The following risk factor reflects an addition to the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2019. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, may adversely affect our business.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own properties, where we have development sites and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants operate. Some of our tenants have requested rent relief during this pandemic. Also, numerous cities and states have issued moratoriums on evictions, which can negatively impact rent collections. In addition, in response to executive orders issued by most of the states, the majority of our employees are currently working remotely. The effect of the executive orders, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•
reduced economic activity may severely impact our tenants' businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew;

•	the pandemic, or future pandemic, could cause further delays to or halting of construction activities related to our ongoing development and redevelopment projects, as well as tenant improvements;

•
a difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, or a severe disruption or instability in the global financial markets, or deteriorations in credit and financing conditions, may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis;

•
the financial impact of the pandemic, or a future pandemic, could negatively impact our future compliance with financial covenants of our Unsecured Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Unsecured Credit Facility and pay dividends;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties;

•	we could experience an inability to initiate or pursue litigation due to various court closures and/or moratoriums on certain types of activities;

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Many risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 14, 2020, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 28, 2020