Form 10-Q
period 2020-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2020-07-24
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
At July 24, 2020, 127,207,724 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2020 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2020, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership and recipients of RLP Units (See Note 6) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Stockholders' Equity, Noncontrolling Interest and Partners' Capital. The 2.1% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
•Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, although operations are also conducted through eight other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.
•Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various other entities owned by the Company. Since the Operating Partnership does not have an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not the Operating Partnership. Also, this entity owes certain amounts to the Operating Partnership, for which a receivable is included on the Operating Partnership's balance sheet but is eliminated on the Company's consolidated balance sheet, since both this entity and the Operating Partnership are fully consolidated by the Company.
We believe combining the Company's and Operating Partnership's quarterly reports into this single report results in the following benefits:
•enhances investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management views and operates the business;
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports; and
•eliminates duplicative disclosures and provides a more streamlined and readable presentation for our investors to review since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership.

To help investors understand the differences between the Company and the Operating Partnership, this report provides the following separate disclosures for each of the Company and the Operating Partnership:
•consolidated financial statements;
•a single set of consolidated notes to such financial statements that includes separate discussions of each entity's stockholders' equity or partners' capital, as applicable; and
•a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,073,959	$957,478
Buildings and Improvements	2,913,576	2,782,430
Construction in Progress	67,953	90,301
Less: Accumulated Depreciation	(832,790)	(804,780)
Net Investment in Real Estate	3,222,698	3,025,429
Operating Lease Right-of-Use Assets	25,610	24,877
Cash and Cash Equivalents	94,955	21,120
Restricted Cash	5,888	131,598
Tenant Accounts Receivable	5,478	8,529
Investment in Joint Venture	21,876	18,208
Deferred Rent Receivable	81,938	77,703
Deferred Leasing Intangibles, Net	26,571	28,533
Prepaid Expenses and Other Assets, Net	166,870	182,831
Total Assets	$3,651,884	$3,518,828
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$156,343	$173,685
Senior Unsecured Notes, Net	694,274	694,015
Unsecured Term Loans, Net	458,393	457,865
Unsecured Credit Facility	320,000	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	102,511	114,637
Operating Lease Liabilities	23,157	22,369
Deferred Leasing Intangibles, Net	12,260	11,893
Rents Received in Advance and Security Deposits	55,237	57,534
Dividends and Distributions Payable	33,036	30,567
Total Liabilities	1,855,211	1,720,565
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 127,207,724 and 126,994,478 shares issued and outstanding)	1,272	1,270
Additional Paid-in-Capital	2,141,255	2,140,847
Distributions in Excess of Accumulated Earnings	(361,310)	(370,835)
Accumulated Other Comprehensive Loss	(22,308)	(6,883)
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,758,909	1,764,399
Noncontrolling Interest	37,764	33,864
Total Equity	1,796,673	1,798,263
Total Liabilities and Equity	$3,651,884	$3,518,828
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues:
Lease Revenue	$108,649	$103,517	$217,024	$207,155
Other Revenue	553	578	2,521	1,481
Total Revenues	109,202	104,095	219,545	208,636
Expenses:
Property Expenses	28,051	27,379	57,132	57,547
General and Administrative	8,234	6,782	17,485	13,584
Depreciation and Other Amortization	32,232	29,774	63,163	59,829
Total Expenses	68,517	63,935	137,780	130,960
Other Income (Expense):
Gain on Sale of Real Estate	9,076	1,097	23,069	889
Interest Expense	(12,285)	(12,332)	(25,089)	(25,099)
Amortization of Debt Issuance Costs	(784)	(794)	(1,572)	(1,625)
Total Other Income (Expense)	(3,993)	(12,029)	(3,592)	(25,835)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Provision	36,692	28,131	78,173	51,841
Equity in (Loss) Income of Joint Venture	(45)	15,516	(74)	16,360
Income Tax Provision	(221)	(2,934)	(144)	(3,148)
Net Income	36,426	40,713	77,955	65,053
Less: Net Income Attributable to the Noncontrolling Interest	(757)	(913)	(1,652)	(1,450)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,669	$39,800	$76,303	$63,603
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.28	$0.31	$0.60	$0.50
Weighted Average Shares Outstanding - Basic	127,074	126,206	127,004	126,200
Weighted Average Shares Outstanding - Diluted	127,266	126,489	127,189	126,472
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Income	$36,426	$40,713	$77,955	$65,053
Payments to Settle Derivative Instruments	—	(3,149)	—	(3,149)
Mark-to-Market Loss on Derivative Instruments	(1,385)	(1,338)	(15,975)	(7,692)
Amortization of Derivative Instruments	103	24	205	48
Comprehensive Income	35,144	36,250	62,185	54,260
Comprehensive Income Attributable to Noncontrolling Interest	(735)	(812)	(1,317)	(1,209)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$34,409	$35,438	$60,868	$53,051
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands, except per share data)

Six Months Ended June 30, 2020:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in-Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	$1,272	$2,138,298	$(365,050)	$(21,054)	$37,515	$1,790,981
Net Income	—	—	35,669	—	757	36,426
Other Comprehensive Loss	—	—	—	(1,260)	(22)	(1,282)
Stock Based Compensation Activity	—	1,486	—	—	1,622	3,108
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,929)	—	(631)	(32,560)
Conversion of Limited Partner Units to Common Stock	—	1	—	—	(1)	—
Reallocation - Additional Paid-in-Capital	—	1,470	—	—	(1,470)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of June 30, 2020	$1,272	$2,141,255	$(361,310)	$(22,308)	$37,764	$1,796,673

Six Months Ended June 30, 2019:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	23,803	—	537	24,340
Other Comprehensive Loss	—	—	—	(6,190)	(140)	(6,330)
Stock Based Compensation Activity	2	(611)	(1,696)	—	270	(2,035)
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,258)	—	(664)	(29,922)
Reallocation - Additional Paid-in-Capital	—	(3,238)	—	—	3,238	—
Reallocation - Other Comprehensive Income	—	—	—	(7)	7	—
Balance as of March 31, 2019	$1,265	$2,127,707	$(497,958)	$(2,695)	$37,645	$1,665,964
Net Income	—	—	39,800	—	913	40,713
Other Comprehensive Income	—	—	—	(4,362)	(101)	(4,463)
Stock Based Compensation Activity	—	1,542	—	—	511	2,053
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,212)	—	(652)	(29,864)
Reallocation - Additional Paid-in-Capital	—	458	—	—	(458)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2019	$1,265	$2,129,707	$(487,370)	$(7,058)	$37,859	$1,674,403
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$77,955	$65,053
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	50,695	48,629
Amortization of Debt Issuance Costs	1,572	1,625
Other Amortization, including Stock Based Compensation	16,332	14,156
Equity in Loss (Income) of Joint Venture	74	(16,360)
Distributions from Joint Venture	—	16,084
Gain on Sale of Real Estate	(23,069)	(889)
Payments to Settle Derivative Instruments	—	(3,149)
Straight-line Rental Income and Expense, Net	(4,929)	(5,926)
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	4,231	(2,839)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,404)	3,734
Net Cash Provided by Operating Activities	117,457	120,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(164,012)	(52,395)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(109,930)	(119,174)
Net Proceeds from Sales of Investments in Real Estate	40,529	11,179
Contributions to and Investments in Joint Venture	(3,889)	—
Distributions from Joint Venture	—	8,586
Deposits on Future Acquisitions and Other Investing Activity	(8,470)	(5,758)
Net Cash Used in Investing Activities	(245,772)	(157,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax Paid on Shares Withheld	(5,944)	(4,384)
Common Stock Dividends and Unit Distributions Paid	(62,110)	(57,764)
Repayments on Mortgage Loans Payable	(17,506)	(75,336)
Proceeds from Unsecured Credit Facility	232,000	187,000
Repayments on Unsecured Credit Facility	(70,000)	(29,000)
Net Cash Provided by Financing Activities	76,440	20,516
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(51,875)	(16,928)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$100,843	$33,445

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,458	$2,320
Cash Paid for Operating Lease Liabilities	$1,402	$613
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$12,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$33,036	$30,281
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,065)	$—
Common Stock	2	—
Additional Paid-in-Capital	2,063	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,425	$290
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,094	$48,344
Write-off of Fully Depreciated Assets	$(19,400)	$(19,646)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,073,959	$957,478
Buildings and Improvements	2,913,576	2,782,430
Construction in Progress	67,953	90,301
Less: Accumulated Depreciation	(832,790)	(804,780)
Net Investment in Real Estate (including $243,003 and $240,847 related to consolidated variable interest entities, see Note 5)	3,222,698	3,025,429
Operating Lease Right-of-Use Assets	25,610	24,877
Cash and Cash Equivalents	94,955	21,120
Restricted Cash	5,888	131,598
Tenant Accounts Receivable	5,478	8,529
Investment in Joint Venture	21,876	18,208
Deferred Rent Receivable	81,938	77,703
Deferred Leasing Intangibles, Net	26,571	28,533
Prepaid Expenses and Other Assets, Net	176,477	192,852
Total Assets	$3,661,491	$3,528,849
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $6,374 and $11,009 related to consolidated variable interest entities, see Note 5)	$156,343	$173,685
Senior Unsecured Notes, Net	694,274	694,015
Unsecured Term Loans, Net	458,393	457,865
Unsecured Credit Facility	320,000	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	102,511	114,637
Operating Lease Liabilities	23,157	22,369
Deferred Leasing Intangibles, Net	12,260	11,893
Rents Received in Advance and Security Deposits	55,237	57,534
Distributions Payable	33,036	30,567
Total Liabilities	1,855,211	1,720,565
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (127,207,724 and 126,994,478 units outstanding)	1,762,355	1,750,656
Limited Partners Units (2,716,516 and 2,422,744 units outstanding)	65,955	63,618
Accumulated Other Comprehensive Loss	(22,783)	(7,013)
Total First Industrial L.P.'s Partners' Capital	1,805,527	1,807,261
Noncontrolling Interest	753	1,023
Total Partners' Capital	1,806,280	1,808,284
Total Liabilities and Partners' Capital	$3,661,491	$3,528,849
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues:
Lease Revenue	$108,649	$103,517	$217,024	$207,155
Other Revenue	553	578	2,521	1,481
Total Revenues	109,202	104,095	219,545	208,636
Expenses:
Property Expenses	28,051	27,379	57,132	57,547
General and Administrative	8,234	6,782	17,485	13,584
Depreciation and Other Amortization	32,232	29,774	63,163	59,829
Total Expenses	68,517	63,935	137,780	130,960
Other Income (Expense):
Gain on Sale of Real Estate	9,076	1,097	23,069	889
Interest Expense	(12,285)	(12,332)	(25,089)	(25,099)
Amortization of Debt Issuance Costs	(784)	(794)	(1,572)	(1,625)
Total Other Income (Expense)	(3,993)	(12,029)	(3,592)	(25,835)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Provision	36,692	28,131	78,173	51,841
Equity in (Loss) Income of Joint Venture	(45)	15,516	(74)	16,360
Income Tax Provision	(221)	(2,934)	(144)	(3,148)
Net Income	36,426	40,713	77,955	65,053
Less: Net Income Attributable to the Noncontrolling Interest	(94)	(24)	(144)	(50)
Net Income Available to Unitholders and Participating Securities	$36,332	$40,689	$77,811	$65,003
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.28	$0.31	$0.60	$0.50
Weighted Average Units Outstanding - Basic	129,081	128,831	129,075	128,824
Weighted Average Units Outstanding - Diluted	129,461	129,221	129,430	129,199
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net Income	$36,426	$40,713	$77,955	$65,053
Payments to Settle Derivative Instruments	—	(3,149)	—	(3,149)
Mark-to-Market Loss on Derivative Instruments	(1,385)	(1,338)	(15,975)	(7,692)
Amortization of Derivative Instruments	103	24	205	48
Comprehensive Income	$35,144	$36,250	$62,185	$54,260
Comprehensive Income Attributable to Noncontrolling Interest	(94)	(24)	(144)	(50)
Comprehensive Income Attributable to Unitholders	$35,050	$36,226	$62,041	$54,210
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Six Months Ended June 30, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest			—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641
Net Income	35,575	757	—	94	36,426
Other Comprehensive Loss	—	—	(1,282)	—	(1,282)
Stock Based Compensation Activity	1,486	1,622	—	—	3,108
Unit Distributions ($0.25 Per Unit)	(31,929)	(631)	—	—	(32,560)
Conversion of Limited Partner Units to General Partner Units	1	(1)	—	—	—
Contributions from Noncontrolling Interest	—	—	—	12	12
Distributions to Noncontrolling Interest	—	—	—	(65)	(65)
Balance as of June 30, 2020	$1,762,355	$65,955	$(22,783)	$753	$1,806,280

Six Months Ended June 30, 2019:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	23,777	537	—	26	24,340
Other Comprehensive Loss	—	—	(6,330)	—	(6,330)
Stock Based Compensation Activity	(2,305)	270	—	—	(2,035)
Unit Distributions ($0.23 Per Unit)	(29,258)	(664)	—	—	(29,922)
Distributions to Noncontrolling Interest	—	—	—	(43)	(43)
Balance as of March 31, 2019	$1,611,556	$66,389	$(2,756)	$840	$1,676,029
Net Income	39,776	913	—	24	40,713
Other Comprehensive Income	—	—	(4,463)	—	(4,463)
Stock Based Compensation Activity	1,542	511	—	—	2,053
Unit Distributions ($0.23 Per Unit)	(29,212)	(652)	—	—	(29,864)
Contributions from Noncontrolling Interest	—	—	—	5	5
Distributions to Noncontrolling Interest	—	—	—	(21)	(21)
Balance as of June 30, 2019	$1,623,662	$67,161	$(7,219)	$848	$1,684,452
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$77,955	$65,053
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	50,695	48,629
Amortization of Debt Issuance Costs	1,572	1,625
Other Amortization, including Stock Based Compensation	16,332	14,156
Equity in Loss (Income) of Joint Venture	74	(16,360)
Distributions from Joint Venture	—	16,084
Gain on Sale of Real Estate	(23,069)	(889)
Payments to Settle Derivative Instruments	—	(3,149)
Straight-line Rental Income and Expense, Net	(4,929)	(5,926)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	4,645	(2,780)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(5,404)	3,734
Net Cash Provided by Operating Activities	117,871	120,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(164,012)	(52,395)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(109,930)	(119,174)
Net Proceeds from Sales of Investments in Real Estate	40,529	11,179
Contributions to and Investments in Joint Venture	(3,889)	—
Distributions from Joint Venture	—	8,586
Deposits on Future Acquisitions and Other Investing Activity	(8,470)	(5,758)
Net Cash Used in Investing Activities	(245,772)	(157,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax Paid on Units Withheld	(5,944)	(4,384)
Unit Distributions Paid	(62,110)	(57,764)
Contributions from Noncontrolling Interests	17	5
Distributions to Noncontrolling Interests	(431)	(64)
Repayments on Mortgage Loans Payable	(17,506)	(75,336)
Proceeds from Unsecured Credit Facility	232,000	187,000
Repayments on Unsecured Credit Facility	(70,000)	(29,000)
Net Cash Provided by Financing Activities	76,026	20,457
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(51,875)	(16,928)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$100,843	$33,445

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$3,458	$2,320
Cash Paid for Operating Lease Liabilities	$1,402	$613
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$12,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$33,036	$30,281
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,065)	$—
General Partner Units	2,065	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,425	$290
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$25,094	$48,344
Write-off of Fully Depreciated Assets	$(19,400)	$(19,646)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at June 30, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.1% at June 30, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (See Note 6) pursuant to the Company's stock incentive plan.
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
As of June 30, 2020, we owned 438 industrial properties located in 20 states, containing an aggregate of approximately 63.0 million square feet of gross leasable area ("GLA"). Of the 438 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2020 and 2019. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2020 and December 31, 2019, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2020 and 2019, and our cash flows for each of the six months ended June 30, 2020 and 2019. All adjustments are of a normal recurring nature.
Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a Staff Question-and-Answer ("Q&A") to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under the new lease standard, which we adopted on January 1, 2019. Under the new leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. We have elected this option and, to the extent that a rent concession is granted as a deferral of payments but total payments are substantially the same, we will account for the concession as if no change has been made to the original lease.

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2020, we acquired six industrial properties comprised of approximately 0.9 million square feet of GLA and three land parcels. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the amounts recognized for each major asset class for the industrial properties and land parcels acquired during the six months ended June 30, 2020:

Land	$96,809
Building and Improvements/Construction in Progress	63,941
In-Place Leases	1,642
Above Market Leases	134
Below Market Leases	(1,562)
Other Assets (leasing commissions)	201
Total Purchase Price	$161,165
The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the six months ended June 30, 2020.
Sales
During the six months ended June 30, 2020, we sold 12 industrial properties comprised of approximately 0.4 million square feet of GLA. Gross proceeds from the sales were $41,051. The gain on sale of real estate attributable to these sales was $23,069.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2020	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2020	December 31, 2019
Mortgage Loans Payable, Gross	$156,854	$174,360	4.03% – 4.85%	4.03% – 4.85%	October 2021 – August 2028
Unamortized Debt Issuance Costs	(511)	(675)
Mortgage Loans Payable, Net	$156,343	$173,685
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
Subtotal	$698,571	$698,571
Unamortized Debt Issuance Costs	(4,229)	(4,485)
Unamortized Discounts	(68)	(71)
Senior Unsecured Notes, Net	$694,274	$694,015
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.39%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,607)	(2,135)
Unsecured Term Loans, Net	$458,393	$457,865
Unsecured Credit Facility (B)	$320,000	$158,000	1.39%	N/A	10/29/2021
_______________
(A) The interest rate at June 30, 2020 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10. Additionally, on July 15, 2020 the 2014 Unsecured Term Loan was repaid. See Note 13.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $1,684 and $2,300 as of June 30, 2020 and December 31, 2019, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net. The interest rate at June 30, 2020 also reflects the derivative instrument we entered into to effectively convert a portion of the variable rate into a fixed rate. See Note 10.
Mortgage Loans Payable, Net
During the six months ended June 30, 2020, we paid off mortgage loans in the amount of $15,115.
As of June 30, 2020, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $239,908. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of June 30, 2020.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2020	$2,307
2021	587,294
2022	336,954
2023	321
2024	335
Thereafter	708,214
Total	$1,635,425
Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of June 30, 2020; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At June 30, 2020 and December 31, 2019, the fair value of our indebtedness was as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$156,854	$159,756	$174,360	$179,287
Senior Unsecured Notes, Net	698,503	788,186	698,500	756,351
Unsecured Term Loans	460,000	457,241	460,000	460,902
Unsecured Credit Facility	320,000	318,313	158,000	158,141
Total	$1,635,357	$1,723,496	$1,490,860	$1,554,681
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	June 30, 2020	December 31, 2019
ASSETS
Assets:
Net Investment in Real Estate	$243,003	$240,847
Other Assets, Net	44,589	69,982
Total Assets	$287,592	$310,829
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$6,374	$11,009
Other Liabilities, Net	20,953	21,088
Partners' Capital	260,265	278,732
Total Liabilities and Partners' Capital	$287,592	$310,829
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
The Joint Venture has a 0.6 million square foot building under development (the "Project") at June 30, 2020. In connection with the Project, the Joint Venture entered into a construction loan with a capacity of $28,000 with a third party lender (the "Joint Venture Loan") during the six months ended June 30, 2020. At June 30, 2020, the Joint Venture Loan has a $0 outstanding balance. With respect to the Joint Venture Loan, we provided a guarantee to the lender, which upon default of the loan, would require us to pay up to six months of interest and Project operating expenses with a maximum obligation of $500. Additionally, we provided the lender and our third party joint venture partner, guarantees that require timely completion of construction of the Project as well as the payment, subject to certain exceptions, of cost overruns incurred in the development of the Project. Total estimated investment for the Project is $42,800 and the Joint Venture is using a third party contractor to develop the building pursuant to a guaranteed maximum price contract. Lastly, we provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
During the three and six months ended June 30, 2020, we recognized fees of $127 and $187 from the Joint Venture related to asset management and development services we provided to the Joint Venture. At June 30, 2020, we had a receivable from the Joint Venture of $46.

As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partner, including whether those rights are protective or participating. We found that the operating agreement contains certain protective rights, such as the requirement of both member's approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget; however, we also found that we and our Joint Venture partner jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing, and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.
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
ATM Program
        On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2020 ATM Program"). Under the terms of the 2020 ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the six months ended June 30, 2020, the Company did not issue any shares of common stock under the 2020 ATM Program.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the six months ended June 30, 2020:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)
Other Comprehensive Loss Before Reclassifications	(18,063)	(18,063)	345	(17,718)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income	2,293	2,293	—	2,293
Net Current Period Other Comprehensive Loss	(15,770)	(15,770)	345	(15,425)
Balance as of June 30, 2020	$(22,783)	$(22,783)	$475	$(22,308)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and six months ended June 30, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$24	$205	$48	Interest Expense
Net Settlement Payments (Receipts) to our Counterparties	1,706	(550)	2,088	(1,126)	Interest Expense
Total	$1,809	$(526)	$2,293	$(1,078)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps, the 2015 Swaps and the 2020 Swap (as defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,669	$39,800	$76,303	$63,603
Net Income Allocable to Participating Securities	(59)	(89)	(118)	(149)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$35,610	$39,711	$76,185	$63,454
Denominator (In Thousands):
Weighted Average Shares - Basic	127,074	126,206	127,004	126,200
Effect of Dilutive Securities:
Performance Units (See Note 9)	192	283	185	272
Weighted Average Shares - Diluted	127,266	126,489	127,189	126,472
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.28	$0.31	$0.60	$0.50
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net Income Available to Unitholders and Participating Securities	$36,332	$40,689	$77,811	$65,003
Net Income Allocable to Participating Securities	(125)	(128)	(249)	(204)
Net Income Available to Unitholders	$36,207	$40,561	$77,562	$64,799
Denominator (In Thousands):
Weighted Average Units - Basic	129,081	128,831	129,075	128,824
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 6)	380	390	355	375
Weighted Average Units - Diluted	129,461	129,221	129,430	129,199
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.28	$0.31	$0.60	$0.50
At June 30, 2020 and 2019, participating securities for the Company include 210,728 and 274,624, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At June 30, 2020 and 2019, participating securities for the Operating Partnership include 445,182 and 400,181, respectively, of Service Awards and certain Performance Awards (See Note 9), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the six months ended June 30, 2020, the Company granted 59,263 performance units ("Performance Units") and 322,477 RLP Units, based on performance-based criteria ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees, which had a fair value of approximately $7,883 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance periods for such awards are one year, two years and three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the six months ended June 30, 2020, the Company awarded 79,195 shares of restricted stock units ("Service Units") and 119,596 RLP Units based on service-based criteria ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") to certain employees and outside directors, which had an aggregate fair value of approximately $8,592 on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. The Operating Partnership issued restricted Unit awards to the Company in the same amount and on substantially the same terms as the restricted stock awards. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the six months ended June 30, 2020, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,108 and $2,053 for the three months ended June 30, 2020 and 2019, respectively, and $6,749 and $3,815 for the six months ended June 30, 2020 and 2019, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $330 and $238 for the three months ended June 30, 2020 and 2019, and $1,312 and $442 for the six months ended June 30, 2020 and 2019. At June 30, 2020, we had $18,945 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.00 year.

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
Cash Flow Hedges
During the six months ended June 30, 2020, we entered into one, one-year interest rate swap with a notional value of $150,000 to manage our exposure to changes in the one month LIBOR rate (the "2020 Swap"). The 2020 Swap, which commenced April 1, 2020, fixes the one month LIBOR rate component on $150,000 of our outstanding balance on our Unsecured Credit Facility at 0.42%. We designated the 2020 Swap as a cash flow hedge.
During the six months ended June 30, 2020, in anticipation of refinancing our 2014 Term Loan (see Notes 4 and 13), we also entered into three, five-year interest rate swaps with an aggregate notional value of $200,000 to fix the one month LIBOR rate (the "2021 Swaps"). The 2021 Swaps, which are effective commencing February 1, 2021, fix the one month LIBOR rate at 0.99%. We have designated the 2021 Swaps as cash flow hedges.
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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of June 30, 2020, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(2,489)	—	$(2,489)	—
2015 Swaps	$(9,531)	—	$(9,531)	—
2020 Swap	$(291)	—	$(291)	—
2021 Swaps	$(6,852)	—	$(6,852)	—
There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps, the 2020 Swap or the 2021 Swaps during the six months ended June 30, 2020. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
 At June 30, 2020 and December 31, 2019, the Operating Partnership had receivable balances of $9,617 and $10,031, respectively, from a direct wholly-owned subsidiary of the Company.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2020, we had six industrial properties totaling approximately 1.0 million square feet of GLA under construction. The estimated total investment as of June 30, 2020 is approximately $94,700. Of this amount, approximately $53,600 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From July 1, 2020 to July 24, 2020, we acquired one industrial property for a purchase price of $6,100, excluding transaction costs.
On July 7, 2020, we entered into a Note and Guaranty Agreement to sell up to $100,000 of 2.74% Series F Guaranteed Senior Notes due September 17, 2030 (the “2030 II Private Placement Notes”) and up to $200,000 of 2.84% Series G Guaranteed Senior Notes due September 17, 2032 (the “2032 Private Placement Notes”) issued by the Operating Partnership in a private placement. The issuance and sale of the 2030 II Private Placement Notes and the 2032 Private Placement Notes is anticipated to occur on or about September 17, 2020. Upon issuance, the 2030 II Private Placement Notes and the 2032 Private Placement Notes will require semi-annual interest payments with principal due on September 17, 2030, with respect to the 2030 II Private Placements Notes, and September 17, 2032, with respect to the 2032 Private Placement Notes.
On July 15, 2020, we entered into a $200,000 unsecured term loan (the "2020 Unsecured Term Loan"). The 2020 Unsecured Term Loan was used to repay the 2014 Unsecured Term Loan that was previously scheduled to mature in January 2021. The 2020 Unsecured Term Loan allows us to request incremental term loans in an aggregate amount equal to $100,000 and provides for interest-only payments initially at LIBOR plus 150 basis points. The rate is subject to adjust based on our investment grade rating. As noted in Note 10, we entered into the 2021 Swaps to effectively convert the rate applicable under the 2020 Unsecured Term Loan to a fixed interest rate of approximately 2.49% per annum based on the current LIBOR spread beginning in February 2021. The 2020 Unsecured Term Loan matures on July 15, 2021; however, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions.
As previously disclosed, on June 29, 2020, Bruce W. Duncan, the Chairman of the Board of Directors of the Company, announced his retirement from the Board of Directors. The effective date of Mr. Duncan’s retirement was July 15, 2020. Matthew S. Dominski, who has served as a First Industrial director since 2010, has been appointed to the role of chairman of the board.

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
Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus (COVID-19), on the U.S., regional and global economies and the broader financial markets. The outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below.
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
Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to:
•changes in national, international, regional and local economic conditions generally and real estate markets specifically;
•changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;
•our ability to qualify and maintain our status as a real estate investment trust;
•the availability and attractiveness of financing (including both public and private capital) and changes in interest rates;
•the availability and attractiveness of terms of additional debt repurchases;
•our ability to retain our credit agency ratings;
•our ability to comply with applicable financial covenants;
•our competitive environment;
•changes in supply, demand and valuation of industrial properties and land in our current and potential market areas;
•our ability to identify, acquire, develop and/or manage properties on favorable terms;
•our ability to dispose of properties on favorable terms;
•our ability to manage the integration of properties we acquire;
•potential liability relating to environmental matters;
•defaults on or non-renewal of leases by our tenants;
•decreased rental rates or increased vacancy rates;
•higher-than-expected real estate construction costs and delays in development or lease-up schedules;
•the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the recent outbreak of COVID-19;
•potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2019 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at June 30, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.1% at June 30, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of June 30, 2020, we owned 438 industrial properties located in 20 states, containing an aggregate of approximately 63.0 million square feet of gross leasable area ("GLA"). Of the 438 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. While our results for the first half of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging response of international, federal, state and local public health and governmental authorities in regions across the United States and the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, could negatively impact our results of operations during the remainder of 2020 and in future periods. Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors.

•As of July 22, 2020, our monthly rental billing collection rates for the second quarter and July 2020 is 98% and 97%, respectively. Such collection rates may not be indicative of collections in any future period.

•During the six months ended June 30, 2020, we granted rent deferral requests totaling $0.7 million to 14 different tenants at our properties. All of these deferral requests require full repayment by December 31, 2020 and do not impact revenue recognition.

•During the six months ended June 30, 2020, we recognized bad debt expense of $0.8 million relating to cash rents and $1.4 million relating to deferred rent receivables for which our assessment that full collection of future contractual lease payments is no longer probable.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including enabling our IT systems so that employees can work remotely. At June 30, 2020, approximately 60% of our employees continue to work remotely on a full or part time basis.

•We have a $200.0 million term loan maturing in January 2021 and approximately $63 million of mortgage debt maturing in October 2021. During July 2020, we entered into a new 2020 Unsecured Term Loan agreement for $200.0 million and repaid this maturing term loan (See Subsequent Events). As of July 24, 2020, we have approximately $50 million in cash and cash equivalents and $404.1 million available under our Unsecured Credit Facility. Additionally, during July 2020, we entered into a Note and Guaranty Agreement to sell up to $300.0 million of private placement notes. We anticipate funding of the private placement notes on or about September 17, 2020 (See Subsequent Events). Our Unsecured Credit Facility matures in October 2021; however, it is extendable for one year, at our option, which enables us to extend this maturity to October 2022.

•We have suspended all new speculative vertical development projects for the foreseeable future other than completing development and redevelopment properties that were in progress as of March 31, 2020 and expenditures required to obtain permits and other horizontal construction work; however, because we entered into a lease in July 2020 with a tenant for a 0.2 million square foot build-to-suit development project in the Inland Empire with an estimated total investment cost of approximately $22.4 million (“New BTS Project”), we are commencing with construction of the New BTS Project. Our total projected costs to complete construction and stabilize the developments and redevelopments under construction (including the New BTS Project), developments that are complete but not fully funded as well as to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $73 million for the remainder of 2020 and approximately $44 million for 2021 and beyond.

Summary of Significant Transactions During the Six Months Ended June 30, 2020
During the six months ended June 30, 2020, we completed the following significant real estate transactions and financing activities:
•We acquired six industrial properties comprised of approximately 0.9 million square feet of GLA located in the Baltimore, Los Angeles and Northern California markets for an aggregate purchase price of $106.8 million, excluding transactions costs.
•We acquired approximately 82.1 acres of land for development located in the Miami and Southern California markets, for an aggregate purchase price of $54.4 million, excluding transaction costs.
•We sold 12 industrial properties comprising approximately 0.4 million square feet of GLA for gross sales proceeds of $41.1 million.
•We leased 100% of a 0.6 million square foot development forward in Baltimore that was acquired during the three months ended March 31, 2020.
•We entered into distribution agreements with certain sales agents to sell up to 14 million shares of our common stock, for up to $500 million aggregate gross sales proceeds, from time to time in “at-the-market” (“ATM”) offerings, which replaced our prior ATM program established in 2017.
•We paid off $15.1 million in mortgage loans payable.
•We declared first and second quarter cash dividends of $0.25 per common share or Unit per quarter, an increase of 8.7% from the 2019 quarterly rate.
Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2020 and 2019. Same store properties are properties owned prior to January 1, 2019 and held as an in-service property through June 30, 2020 and developments and redevelopments that were placed in service prior to January 1, 2019. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2018 and held as an operating property through June 30, 2020. Sold properties are properties that were sold subsequent to December 31, 2018. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2019; or b) stabilized prior to January 1, 2019. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
Our net income was $78.0 million and $65.1 million for the six months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020 and 2019, the average daily occupancy rate of our same store properties was 97.3% and 97.5%, respectively.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$191,621	$187,648	$3,973	2.1%
Acquired Properties	2,484	144	2,340	1,625.0%
Sold Properties	3,058	17,584	(14,526)	(82.6)%
(Re)Developments	17,760	939	16,821	1,791.4%
Other	4,622	2,321	2,301	99.1%
Total Revenues	$219,545	$208,636	$10,909	5.2%
Revenues from same store properties increased $4.0 million primarily due to an increase in rental rates, offset by an increase in reserves taken on tenant accounts receivable and deferred rent receivable amounts for tenants due to our assessment that full collection of future contractual lease payments is no longer probable and a decrease in occupancy. Revenues from acquired properties increased $2.3 million due to the 15 industrial properties acquired subsequent to December 31, 2018 totaling approximately 1.4 million square feet of GLA. Revenues from sold properties decreased $14.5 million due to the 52 industrial properties sold subsequent to December 31, 2018 totaling approximately 6.3 million square feet of GLA. Revenues from (re)developments increased $16.8 million due to an increase in occupancy and other revenue of $1.1 million related to a final insurance settlement for a property that was destroyed by fire in 2016. Revenues from other increased $2.3 million primarily due to the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as the acquisition of a land site during 2019 for which we intend to develop industrial buildings in the future but currently we are leasing to tenants and collecting ground lease rent.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$46,128	$46,921	$(793)	(1.7)%
Acquired Properties	805	194	611	314.9%
Sold Properties	848	5,117	(4,269)	(83.4)%
(Re)Developments	4,262	862	3,400	394.4%
Other	5,089	4,453	636	14.3%
Total Property Expenses	$57,132	$57,547	$(415)	(0.7)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.8 million primarily due to a decrease in repairs and maintenance and snow removal costs, offset by an increase in real estate taxes and insurance. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $4.3 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $3.4 million primarily due to the substantial completion of developments. Property expenses from other increased by $0.6 million due to an increase in real estate tax expense on developable land and certain miscellaneous expenses, offset by a decrease in maintenance company expenses.
General and administrative expense increased by $3.9 million, or 28.7% primarily due to severance expense ($0.9 million) associated with the closing of our Indianapolis regional office during the six months ended June 30, 2020, accelerated stock based compensation expense ($0.3 million) incurred during the six months ended June 30, 2020 related to a new retirement benefit that results in awards becoming non-forfeitable upon grant to qualifying employees as well as an increase in incentive compensation during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$52,674	$52,537	$137	0.3%
Acquired Properties	1,934	135	1,799	1,332.6%
Sold Properties	160	4,534	(4,374)	(96.5)%
(Re) Developments	6,442	1,211	5,231	432.0%
Corporate Furniture, Fixtures and Equipment and Other	1,953	1,412	541	38.3%
Total Depreciation and Other Amortization	$63,163	$59,829	$3,334	5.6%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.8 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $4.4 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $5.2 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.5 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool.
For the six months ended June 30, 2020, we recognized $23.1 million of gain on sale of real estate related to the sale of 12 industrial properties comprised of approximately 0.4 million square feet of GLA. For the six months ended June 30, 2019, we recognized $0.9 million of gain on sale of real estate related to the sale of two industrial properties comprised of approximately 0.1 million square feet of GLA.
Interest expense remained relatively unchanged; however, the small decrease was caused by a decrease in the weighted average interest rate for the six months ended June 30, 2020 (3.64%) as compared to the six months ended June 30, 2019 (4.12%) and an increase in capitalized interest of $1.1 million caused by an increase in development costs eligible for capitalization during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, substantially offset by an increase in the weighted average debt balance outstanding for the six months ended June 30, 2020 ($1,578.8 million) as compared to the six months ended June 30, 2019 ($1,342.5 million).
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Venture for the six months ended June 30, 2020 was not significant. Equity in income of Joint Venture for the six months ended June 30, 2019 of $16.4 million includes our pro-rata share of gain related to a sale of land by the Joint Venture and $4.9 million of accrued incentive fees.
Income tax expense decreased by $3.0 million, or 95.4%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a decrease in our pro-rata share of gain from the sale of land by the Joint Venture as well as accrued incentive fees we earned from the Joint Venture.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
Our net income was $36.4 million and $40.7 million for the three months ended June 30, 2020 and 2019, respectively.
For the three months ended June 30, 2020 and 2019, the average daily occupancy rate of our same store properties was 97.2% and 97.5%, respectively.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$95,602	$93,374	$2,228	2.4%
Acquired Properties	1,441	144	1,297	900.7%
Sold Properties	1,235	8,451	(7,216)	(85.4)%
(Re)Developments	8,603	891	7,712	865.5%
Other	2,321	1,235	1,086	87.9%
Total Revenues	$109,202	$104,095	$5,107	4.9%
Revenues from same store properties increased $2.2 million primarily due to an increase in rental rates, offset by an increase in reserves taken on tenant accounts receivable and deferred rent receivable amounts for tenants in which our assessment that full collection of future contractual lease payments is no longer probable and a decrease in occupancy. Revenues from acquired properties increased $1.3 million due to the 15 industrial properties acquired subsequent to December 31, 2018 totaling approximately 1.4 million square feet of GLA. Revenues from sold properties decreased $7.2 million due to the 52 industrial properties sold subsequent to December 31, 2018 totaling approximately 6.3 million square feet of GLA. Revenues from (re)developments increased $7.7 million due to an increase in occupancy. Revenues from other increased $1.1 million primarily due to the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as the acquisition of a land site during 2019 for which we intend to develop industrial buildings in the future, but currently we are leasing to tenants and collecting ground lease rent.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$22,690	$22,608	$82	0.4%
Acquired Properties	452	143	309	216.1%
Sold Properties	328	2,407	(2,079)	(86.4)%
(Re)Developments	2,161	335	1,826	545.1%
Other	2,420	1,886	534	28.3%
Total Property Expenses	$28,051	$27,379	$672	2.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged; however, property expenses increased due to increases in real estate taxes and insurance, substantially offset by a decrease in repairs and maintenance. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $1.8 million primarily due to the substantial completion of developments. Property expenses from other increased by $0.5 million due to an increase in real estate tax expense on developable land and certain miscellaneous expenses, offset by a decrease in maintenance company expenses.
General and administrative expense increased by $1.5 million, or 21.4% primarily due to an increase in incentive compensation during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,722	$26,268	$454	1.7%
Acquired Properties	1,196	88	1,108	1,259.1%
Sold Properties	—	2,193	(2,193)	(100.0)%
(Re) Developments	3,339	575	2,764	480.7%
Corporate Furniture, Fixtures and Equipment and Other	975	650	325	50.0%
Total Depreciation and Other Amortization	$32,232	$29,774	$2,458	8.3%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $2.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.3 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool.
For the three months ended June 30, 2020, we recognized $9.1 million of gain on sale of real estate related to the sale of three industrial properties comprised of approximately 0.2 million square feet of GLA. For the three months ended June 30, 2019, we recognized $1.1 million of gain on sale of real estate related to the sale of one industrial property comprised of approximately 0.01 million square feet of GLA.
Interest expense remained relatively unchanged; however, the small decrease was caused by a decrease in the weighted average interest rate for the three months ended June 30, 2020 (3.48%) as compared to the three months ended June 30, 2019 (4.02%) and an increase in capitalized interest of $0.5 million caused by an increase in development costs eligible for capitalization during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, substantially offset by an increase in the weighted average debt balance outstanding for the three months ended June 30, 2020 ($1,637.2 million) as compared to the three months ended June 30, 2019 ($1,367.7 million).
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Venture for the three months ended June 30, 2020 was not significant. Equity in income of Joint Venture for the three months ended June 30, 2019 of $15.5 million includes our pro-rata share of gain related to a sale of real estate by the Joint Venture and $4.9 million of accrued incentive fees.
Income tax expense decreased by $2.7 million, or 92.5% during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a decrease in our pro-rata share of gain from the sale of real estate by the Joint Venture as well as accrued incentive fees we earned from the Joint Venture.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2020. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	19	621	$5.88	37.5%	4.1	$2.56	N/A
Renewal Leases	36	1,560	$5.99	30.6%	7.8	$2.44	88.7%
Development / Acquisition Leases	3	697	$7.38	N/A	10.1	N/A	N/A
Total / Weighted Average	58	2,878	$6.30	32.4%	7.5	$2.48	88.7%

Six Months Ended
New Leases	42	1,080	$6.40	31.2%	4.6	$3.85	N/A
Renewal Leases	70	2,814	$6.34	28.9%	6.9	$2.09	78.4%
Development / Acquisition Leases	7	1,622	$6.46	N/A	10.2	N/A	N/A
Total / Weighted Average	119	5,516	$6.39	29.5%	7.4	$2.58	78.4%
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

The following table provides a summary of our leases that commenced during the three and six months ended June 30, 2020, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	13	342	$593
Renewal Leases	4	321	277
Development / Acquisition Leases	3	697	711
Total	20	1,360	$1,581

Six Months Ended
New Leases	30	690	$1,078
Renewal Leases	6	380	321
Development / Acquisition Leases	6	1,521	2,537
Total	42	2,591	$3,936

Liquidity and Capital Resources
At June 30, 2020, our cash and cash equivalents and restricted cash were approximately $95.0 million and $5.9 million, respectively. We also had $404.1 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2020.
We have considered our short-term (through June 30, 2021) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $200.0 million term loan maturing in January 2021. On July 15, 2020, we repaid this $200.0 million term loan by entering into a new $200.0 million term loan (See Subsequent Events). With the exception of this payment obligation, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market condition and contractual restrictions, including the issuance of $300.0 million of private placement notes that we are anticipating closing on or about September 17, 2020 (See Subsequent Events), or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2021) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
At June 30, 2020, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.39%. As of July 24, 2020, we had approximately $404.1 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2020, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ business, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full. To be judicious with our capital, with a near-term emphasis on maintaining liquidity, we have suspended all new speculative vertical development projects for the foreseeable future other than completing development and redevelopment properties that were in progress as of March 31, 2020 and expenditures required to obtain permits and other horizontal construction work; however, because we entered into a lease in July 2020 with a tenant for a 0.2 million square foot build-to-suit development project in the Inland Empire with an estimated total investment cost of approximately $22.4 million (“New BTS Project”), we are commencing with construction of the New BTS Project. Our total projected costs to complete construction and stabilize the developments and redevelopments under construction (including the New BTS Project), developments that are complete but not fully funded as well as to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $73 million for the remainder of 2020 and approximately $44 million for 2021 and beyond.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the six months ended June 30, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$117,457	$120,118
Net cash used in investing activities	(245,772)	(157,562)
Net cash provided by financing activities	76,440	20,516
The following table summarizes our cash flow activity for the Operating Partnership for the six months ended June 30, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$117,871	$120,177
Net cash used in investing activities	(245,772)	(157,562)
Net cash provided by financing activities	76,026	20,457

Changes in cash flow for the six months ended June 30, 2020, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $2.7 million for the Company (decreased $2.3 million for the Operating Partnership), primarily due to the following:
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; and
•decrease in distributions from our Joint Venture of $16.1 million in 2020 as compared to 2019; offset by
•decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts; and
•decrease in payments to settle derivative instruments of $3.1 million; and
•increase in NOI from same store properties, acquired properties and recently developed properties of $19.9 million offset by a decrease in NOI due to the disposition of real estate of $10.3 million.
Investing Activities: Cash used in investing activities increased $88.2 million, primarily due to the following:
•increase of $102.4 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2020 as compared to 2019;
•increase of $12.5 million related to net contributions made to our Joint Venture in 2020 as compared to 2019; and
•increase of $4.4 million related to a decrease in certain escrow balances; offset by:
•increase of $29.4 million in net proceeds received from the disposition of real estate in 2020 as compared to 2019;
Financing Activities: Cash provided by financing activities increased $55.9 million for the Company (increased $55.6 million for the Operating Partnership), primarily due to the following:
•decrease in repayments of Mortgage Loans Payable of $57.8 million in 2020 compared to 2019;
•increase in net proceeds from the Unsecured Credit Facility of $4.0 million in 2020 compared to 2019; offset by:
•increase in dividend and unit distributions of $4.3 million due to the Company increasing the dividend rate in 2020.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2020 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2020, $1,465.4 million or 89.6% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $170.0 million or 10.4% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2019, $1,332.9 million or 89.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $158.0 million or 10.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
At June 30, 2020 and December 31, 2019, a portion of our fixed rate debt, in the amounts of $610.0 million and $460.0 million, respectively, includes variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments that mitigate our exposure to variable interest rates. At June 30, 2020, the variable rate debt includes $460.0 million of our Unsecured Term Loans and $150.0 million of our outstanding balance on the Unsecured Credit Facility, which are each based upon LIBOR, as defined in the loan agreements, and at December 31, 2019, the variable rate debt that was swapped included $460.0 million of the Unsecured Term Loans. The use of derivative financial instruments allows us to manage the risks increases in interest rates would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2020 would have increased by approximately $0.08 million based on our average outstanding floating-rate debt during the six months ended June 30, 2020. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the six months ended June 30, 2020 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $2.7 million during the six months ended June 30, 2020.
As of June 30, 2020, the estimated fair value of our debt was approximately $1,723.5 million based on our estimate of the then-current market interest rates.
During the six months ended June 30, 2020, we entered into a one-year interest rate swap with a notional value of $150 million to manage our exposure to changes in the one-month LIBOR rate (the "2020 Swap"). The 2020 Swap, which commenced April 1, 2020, fixes the one month LIBOR rate component on $150.0 million of our outstanding balance on our Unsecured Credit Facility at 0.42%. Additionally, during the six months ended June 30, 2020, in anticipation of refinancing our $200.0 million Unsecured Term Loan maturing in January 2021 (See Subsequent Events), we entered into interest rate swaps (the "2021 Swaps") with an aggregate notional value of $200.0 million which fix the one-month LIBOR rate at 0.99%. The 2021 Swap's effective period commences February 1, 2021. We designated both the 2020 Swap and the 2021 Swaps as cash flow hedges.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,669	$39,800	$76,303	$63,603
Adjustments:
Depreciation and Other Amortization of Real Estate	32,032	29,603	62,769	59,458
Gain on Sale of Real Estate	(9,076)	(1,097)	(23,069)	(889)
Gain on Sale of Real Estate from Joint Venture	—	(15,747)	—	(16,714)
Income Tax Provision - Gain on Sale of Real Estate from Joint Venture	—	2,877	—	3,095
Noncontrolling Interest Share of Adjustments	(484)	(344)	(848)	(992)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$58,141	$55,092	$115,155	$107,561

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$95,602	$93,374		$191,621	$187,648
Same Store Property Expenses	(22,690)	(22,608)		(46,128)	(46,921)
Same Store Net Operating Income Before Same Store Adjustments	$72,912	$70,766	3.0%	$145,493	$140,727	3.4%
Same Store Adjustments:
Straight-line Rent	(180)	(1,990)		(28)	(4,768)
Above / Below Market Rent Amortization	(224)	(264)		(481)	(524)
Lease Termination Fees	(86)	(413)		(702)	(985)
Same Store Net Operating Income	$72,422	$68,099	6.3%	$144,282	$134,450	7.3%

Subsequent Events
From July 1, 2020 to July 24, 2020, we acquired one industrial property for a purchase price of $6.1 million, excluding transaction costs.
On July 7, 2020, we entered into a Note and Guaranty Agreement to sell up to $100.0 million of 2.74% Series F Guaranteed Senior Notes due September 17, 2030 (the “2030 II Private Placement Notes”) and up to $200.0 million of 2.84% Series G Guaranteed Senior Notes due September 17, 2032 (the “2032 Private Placement Notes”) issued by the Operating Partnership in a private placement. The issuance and sale of the 2030 II Private Placement Notes and the 2032 Private Placement Notes is anticipated to occur on or about September 17, 2020. Upon issuance, the 2030 II Private Placement Notes and the 2032 Private Placement Notes will require semi-annual interest payments with principal due on September 17, 2030, with respect to the 2030 II Private Placements Notes, and September 17, 2032, with respect to the 2032 Private Placement Notes.
On July 15, 2020, we entered into a $200.0 million unsecured term loan (the "2020 Unsecured Term Loan"). The 2020 Unsecured Term Loan was used to repay the 2014 Unsecured Term Loan that was previously scheduled to mature in January 2021. The 2020 Unsecured Term Loan allows us to request incremental term loans in an aggregate amount equal to $100.0 million and provides for interest-only payments initially at LIBOR plus 150 basis points. The rate is subject to adjust based on our investment grade rating. As noted above, we entered into the 2021 Swaps to effectively convert the rate applicable under the 2020 Unsecured Term Loan to a fixed interest rate of approximately 2.49% per annum based on the current LIBOR spread beginning in February 2021. The 2020 Unsecured Term Loan matures on July 15, 2021; however, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions.
As previously disclosed, on June 29, 2020, Bruce W. Duncan, the Chairman of the Board of Directors of the Company, announced his retirement from the Board of Directors. The effective date of Mr. Duncan’s retirement was July 15, 2020. Matthew S. Dominski, who has served as a First Industrial director since 2010, has been appointed to the role of chairman of the board.

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
The World Health Organization and certain national and local governments have characterized COVID-19 as a pandemic. The COVID-19 pandemic has caused, and another pandemic in the future could cause, disruptions to regional and global economies and significant volatility and negative pressure in the financial markets. The COVID-19 pandemic, or a future pandemic, could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•reduced economic activity may severely impact our tenants' businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew;

•delays to or halting of construction activities related to our ongoing development and redevelopment projects, as well as tenant improvements;

•a difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, or a severe disruption or instability in the global financial markets, or deteriorations in credit and financing conditions, may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis;

•our ability to meet the financial covenants of our Unsecured Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Unsecured Credit Facility and pay dividends;

•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;

•a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties, at attractive pricing or at all;

•an inability to initiate or pursue litigation due to various court closures, increased case volume and/or moratoriums on certain types of activities;

•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting;

•an extended period of remote work arrangements for our employees could strain our business continuity plans and introduce operational risk including, but not limited to, cybersecurity risks.

The overall impact of the COVID-19 pandemic on our business continues to be uncertain at this time. Many risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Note and Guaranty Agreement, dated as of July 7, 2020 by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 2.74% Series F Guaranteed Senior Notes due September 17, 2030 and the 2.84% Series G Guaranteed Senior Notes due September 17, 2032) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 8, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Unsecured Term Loan Agreement, dated as of July 15, 2020, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 20, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: July 24, 2020