Form 10-Q
period 2020-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2020-10-23
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
At October 23, 2020, 129,050,312 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2020 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2020, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of limited partnership interests in the Operating Partnership and recipients of RLP Units (See Note 6) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,092,966	$957,478
Buildings and Improvements	2,914,457	2,782,430
Construction in Progress	86,364	90,301
Less: Accumulated Depreciation	(845,789)	(804,780)
Net Investment in Real Estate	3,247,998	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,961 and $0	2,067	—
Operating Lease Right-of-Use Assets	25,363	24,877
Cash and Cash Equivalents	171,121	21,120
Restricted Cash	—	131,598
Tenant Accounts Receivable	4,636	8,529
Investment in Joint Ventures	60,453	18,208
Deferred Rent Receivable	83,010	77,703
Deferred Leasing Intangibles, Net	23,162	28,533
Prepaid Expenses and Other Assets, Net	121,047	182,831
Total Assets	$3,738,857	$3,518,828
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$155,270	$173,685
Senior Unsecured Notes, Net	992,137	694,015
Unsecured Term Loans, Net	458,087	457,865
Unsecured Credit Facility	—	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	116,491	114,637
Operating Lease Liabilities	22,953	22,369
Deferred Leasing Intangibles, Net	11,638	11,893
Rents Received in Advance and Security Deposits	60,105	57,534
Dividends and Distributions Payable	33,577	30,567
Total Liabilities	1,850,258	1,720,565
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Stockholders' Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 129,050,312 and 126,994,478 shares issued and outstanding)	1,290	1,270
Additional Paid-in-Capital	2,221,552	2,140,847
Distributions in Excess of Accumulated Earnings	(357,682)	(370,835)
Accumulated Other Comprehensive Loss	(19,969)	(6,883)
Total First Industrial Realty Trust, Inc.'s Stockholders' Equity	1,845,191	1,764,399
Noncontrolling Interests	43,408	33,864
Total Equity	1,888,599	1,798,263
Total Liabilities and Equity	$3,738,857	$3,518,828
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues:
Lease Revenue	$109,657	$105,369	$326,681	$312,524
Other Revenue	6,537	1,221	9,058	2,702
Total Revenues	116,194	106,590	335,739	315,226
Expenses:
Property Expenses	30,355	28,396	87,487	85,943
General and Administrative	7,485	6,945	24,970	20,529
Depreciation and Other Amortization	34,369	30,149	97,532	89,978
Total Expenses	72,209	65,490	209,989	196,450
Other Income (Expense):
Gain on Sale of Real Estate	6,525	52,489	29,594	53,378
Interest Expense	(12,775)	(12,466)	(37,864)	(37,565)
Amortization of Debt Issuance Costs	(905)	(805)	(2,477)	(2,430)
Total Other Income (Expense)	(7,155)	39,218	(10,747)	13,383
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Benefit (Provision)	36,830	80,318	115,003	132,159
Equity in (Loss) Income of Joint Ventures	(162)	(72)	(236)	16,288
Income Tax Benefit (Provision)	39	(244)	(105)	(3,392)
Net Income	36,707	80,002	114,662	145,055
Less: Net Income Attributable to the Noncontrolling Interests	(748)	(1,691)	(2,400)	(3,141)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,959	$78,311	$112,262	$141,914
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.28	$0.62	$0.88	$1.12
Weighted Average Shares Outstanding - Basic	127,903	126,480	127,306	126,295
Weighted Average Shares Outstanding - Diluted	128,101	126,783	127,495	126,578
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net Income	$36,707	$80,002	$114,662	$145,055
Payments to Settle Derivative Instruments	—	—	—	(3,149)
Acceleration of Derivative Instruments	201	—	201	—
Mark-to-Market Gain (Loss) on Derivative Instruments	2,091	(1,469)	(13,884)	(9,161)
Amortization of Derivative Instruments	103	83	308	131
Comprehensive Income	39,102	78,616	101,287	132,876
Comprehensive Income Attributable to Noncontrolling Interests	(801)	(1,668)	(2,118)	(2,877)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$38,301	$76,948	$99,169	$129,999
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2020:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in-Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	$1,272	$2,138,298	$(365,050)	$(21,054)	$37,515	$1,790,981
Net Income	—	—	35,669	—	757	36,426
Other Comprehensive Loss	—	—	—	(1,260)	(22)	(1,282)
Stock Based Compensation Activity	—	1,486	—	—	1,622	3,108
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,929)	—	(631)	(32,560)
Conversion of Limited Partner Units to Common Stock	—	1	—	—	(1)	—
Reallocation - Additional Paid-in-Capital	—	1,470	—	—	(1,470)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of June 30, 2020	$1,272	$2,141,255	$(361,310)	$(22,308)	$37,764	$1,796,673
Net Income	—	—	35,959	—	748	36,707
Other Comprehensive Income	—	—	—	2,342	53	2,395
Issuance of Common Stock, Net of Issuance Costs	18	78,331	—	—	—	78,349
Stock Based Compensation Activity	—	1,486	—	—	1,593	3,079
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(32,331)	—	(594)	(32,925)
Conversion of Limited Partner Units to Common Stock	—	4	—	—	(4)	—
Contributions from Noncontrolling Interest	—	—	—	—	4,321	4,321
Reallocation - Additional Paid-in-Capital	—	476	—	—	(476)	—
Reallocation - Other Comprehensive Income	—	—	—	(3)	3	—
Balance as of September 30, 2020	$1,290	$2,221,552	$(357,682)	$(19,969)	$43,408	$1,888,599

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2019:	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	23,803	—	537	24,340
Other Comprehensive Loss	—	—	—	(6,190)	(140)	(6,330)
Stock Based Compensation Activity	2	(611)	(1,696)	—	270	(2,035)
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,258)	—	(664)	(29,922)
Reallocation - Additional Paid-in-Capital	—	(3,238)	—	—	3,238	—
Reallocation - Other Comprehensive Income	—	—	—	(7)	7	—
Balance as of March 31, 2019	$1,265	$2,127,707	$(497,958)	$(2,695)	$37,645	$1,665,964
Net Income	—	—	39,800	—	913	40,713
Other Comprehensive Loss	—	—	—	(4,362)	(101)	(4,463)
Stock Based Compensation Activity	—	1,542	—	—	511	2,053
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,212)	—	(652)	(29,864)
Reallocation - Additional Paid-in-Capital	—	458	—	—	(458)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2019	$1,265	$2,129,707	$(487,370)	$(7,058)	$37,859	$1,674,403
Net Income	—	—	78,311	—	1,691	80,002
Other Comprehensive Loss	—	—	—	(1,363)	(23)	(1,386)
Stock Based Compensation Activity	—	1,583	—	—	548	2,131
Common Stock Dividends and Unit Distributions ($0.23 Per Share/Unit)	—	—	(29,278)	—	(552)	(29,830)
Conversion of Limited Partner Units to Common Stock	5	6,856	—	—	(6,861)	—
Reallocation - Additional Paid-in-Capital	—	(88)	—	—	88	—
Reallocation - Other Comprehensive Income	—	—	—	(23)	23	—
Balance as of September 30, 2019	$1,270	$2,138,058	$(438,337)	$(8,444)	$32,773	$1,725,320
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$114,662	$145,055
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	76,580	73,054
Amortization of Debt Issuance Costs	2,477	2,430
Other Amortization, including Stock Based Compensation	26,776	21,226
Equity in Loss (Income) of Joint Ventures	236	(16,288)
Distributions from Joint Ventures	—	16,012
Gain on Sale of Real Estate	(29,594)	(53,378)
Gain on Involuntary Conversion	(6,476)	—
Payments to Settle Derivative Instruments	—	(3,149)
Straight-line Rental Income and Expense, Net	(6,481)	(7,321)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	3,149	(8,325)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	8,810	20,863
Net Cash Provided by Operating Activities	190,139	190,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(184,883)	(108,468)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(150,908)	(211,424)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	110,049	102,758
Contributions to and Investments in Joint Ventures	(42,744)	—
Distributions from Joint Ventures	—	8,658
Proceeds from Involuntary Conversion	6,476	—
Deposits on Future Acquisitions and Other Investing Activity	(12,345)	(6,459)
Net Cash Used in Investing Activities	(274,355)	(214,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(3,329)	(953)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	78,718	—
Tax Paid on Shares Withheld	(5,944)	(4,384)
Common Stock Dividends and Unit Distributions Paid	(94,493)	(87,490)
Repayments on Mortgage Loans Payable	(18,654)	(116,518)
Proceeds from Senior Unsecured Notes	300,000	150,000
Proceeds from Unsecured Credit Facility	247,000	295,000
Repayments on Unsecured Credit Facility	(405,000)	(217,000)
Contributions from Noncontrolling Interests	4,321	—
Net Cash Provided by Financing Activities	102,619	18,655
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	18,403	(6,101)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$171,121	$44,272

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$5,029	$4,161
Cash Paid for Operating Lease Liabilities	$2,175	$1,273
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$22,871
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$33,577	$30,386
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,069)	$(6,861)
Common Stock	2	5
Additional Paid-in-Capital	2,067	6,856
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$54,521
Land	—	(24,803)
Building, Net of Accumulated Depreciation	—	(17,845)
Deferred Rent Receivable	—	(2,073)
Other Assets, Net of Accumulated Amortization	—	(1,194)
Gain on Sale Recognized Due to Lease Reclassification	$—	8,606
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$6,542	$692
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$24,385	$57,872
Write-off of Fully Depreciated Assets	$(30,935)	$(26,115)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,092,966	$957,478
Buildings and Improvements	2,914,457	2,782,430
Construction in Progress	86,364	90,301
Less: Accumulated Depreciation	(845,789)	(804,780)
Net Investment in Real Estate (including $244,914 and $240,847 related to consolidated variable interest entities, see Note 5)	3,247,998	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,961 and $0	2,067	—
Operating Lease Right-of-Use Assets	25,363	24,877
Cash and Cash Equivalents	171,121	21,120
Restricted Cash	—	131,598
Tenant Accounts Receivable	4,636	8,529
Investment in Joint Ventures	60,453	18,208
Deferred Rent Receivable	83,010	77,703
Deferred Leasing Intangibles, Net	23,162	28,533
Prepaid Expenses and Other Assets, Net	130,508	192,852
Total Assets	$3,748,318	$3,528,849
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $6,334 and $11,009 related to consolidated variable interest entities, see Note 5)	$155,270	$173,685
Senior Unsecured Notes, Net	992,137	694,015
Unsecured Term Loans, Net	458,087	457,865
Unsecured Credit Facility	—	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	116,491	114,637
Operating Lease Liabilities	22,953	22,369
Deferred Leasing Intangibles, Net	11,638	11,893
Rents Received in Advance and Security Deposits	60,105	57,534
Distributions Payable	33,577	30,567
Total Liabilities	1,850,258	1,720,565
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (129,050,312 and 126,994,478 units outstanding)	1,845,742	1,750,656
Limited Partners Units (2,714,242 and 2,422,744 units outstanding)	67,710	63,618
Accumulated Other Comprehensive Loss	(20,388)	(7,013)
Total First Industrial L.P.'s Partners' Capital	1,893,064	1,807,261
Noncontrolling Interests	4,996	1,023
Total Partners' Capital	1,898,060	1,808,284
Total Liabilities and Partners' Capital	$3,748,318	$3,528,849
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues:
Lease Revenue	$109,657	$105,369	$326,681	$312,524
Other Revenue	6,537	1,221	9,058	2,702
Total Revenues	116,194	106,590	335,739	315,226
Expenses:
Property Expenses	30,355	28,396	87,487	85,943
General and Administrative	7,485	6,945	24,970	20,529
Depreciation and Other Amortization	34,369	30,149	97,532	89,978
Total Expenses	72,209	65,490	209,989	196,450
Other Income (Expense):
Gain on Sale of Real Estate	6,525	52,489	29,594	53,378
Interest Expense	(12,775)	(12,466)	(37,864)	(37,565)
Amortization of Debt Issuance Costs	(905)	(805)	(2,477)	(2,430)
Total Other Income (Expense)	(7,155)	39,218	(10,747)	13,383
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Benefit (Provision)	36,830	80,318	115,003	132,159
Equity in (Loss) Income of Joint Ventures	(162)	(72)	(236)	16,288
Income Tax Benefit (Provision)	39	(244)	(105)	(3,392)
Net Income	36,707	80,002	114,662	145,055
Less: Net Income Attributable to the Noncontrolling Interests	(68)	(33)	(212)	(83)
Net Income Available to Unitholders and Participating Securities	$36,639	$79,969	$114,450	$144,972
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.28	$0.62	$0.88	$1.12
Weighted Average Units Outstanding - Basic	129,914	128,837	129,357	128,829
Weighted Average Units Outstanding - Diluted	130,294	129,256	129,720	129,219
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net Income	$36,707	$80,002	$114,662	$145,055
Payments to Settle Derivative Instruments	—	—	—	(3,149)
Acceleration of Derivative Instruments	201	—	201	—
Mark-to-Market Gain (Loss) on Derivative Instruments	2,091	(1,469)	(13,884)	(9,161)
Amortization of Derivative Instruments	103	83	308	131
Comprehensive Income	$39,102	$78,616	$101,287	$132,876
Comprehensive Income Attributable to Noncontrolling Interests	(68)	(33)	(212)	(83)
Comprehensive Income Attributable to Unitholders	$39,034	$78,583	$101,075	$132,793
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests			—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641
Net Income	35,575	757	—	94	36,426
Other Comprehensive Loss	—	—	(1,282)	—	(1,282)
Stock Based Compensation Activity	1,486	1,622	—	—	3,108
Unit Distributions ($0.25 Per Unit)	(31,929)	(631)	—	—	(32,560)
Conversion of Limited Partner Units to General Partner Units	1	(1)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	12	12
Distributions to Noncontrolling Interests	—	—	—	(65)	(65)
Balance as of June 30, 2020	$1,762,355	$65,955	$(22,783)	$753	$1,806,280
Net Income	35,879	760	—	68	36,707
Other Comprehensive Income	—	—	2,395	—	2,395
Contribution of General Partner Units, Net of Issuance Costs	78,349	—	—	—	78,349
Stock Based Compensation Activity	1,486	1,593	—	—	3,079
Unit Distributions ($0.25 Per Unit)	(32,331)	(594)	—	—	(32,925)
Conversion of Limited Partner Units to General Partner Units	4	(4)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	4,371	4,371
Distributions to Noncontrolling Interests	—	—	—	(196)	(196)
Balance as of September 30, 2020	$1,845,742	$67,710	$(20,388)	$4,996	$1,898,060

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2019:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	23,777	537	—	26	24,340
Other Comprehensive Loss	—	—	(6,330)	—	(6,330)
Stock Based Compensation Activity	(2,305)	270	—	—	(2,035)
Unit Distributions ($0.23 Per Unit)	(29,258)	(664)	—	—	(29,922)
Distributions to Noncontrolling Interests	—	—	—	(43)	(43)
Balance as of March 31, 2019	$1,611,556	$66,389	$(2,756)	$840	$1,676,029
Net Income	39,776	913	—	24	40,713
Other Comprehensive Loss	—	—	(4,463)	—	(4,463)
Stock Based Compensation Activity	1,542	511	—	—	2,053
Unit Distributions ($0.23 Per Unit)	(29,212)	(652)	—	—	(29,864)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(21)	(21)
Balance as of June 30, 2019	$1,623,662	$67,161	$(7,219)	$848	$1,684,452
Net Income	78,278	1,691	—	33	80,002
Other Comprehensive Loss	—	—	(1,386)	—	(1,386)
Stock Based Compensation Activity	1,583	548	—	—	2,131
Unit Distributions ($0.23 Per Unit)	(29,278)	(552)	—	—	(29,830)
Conversion of Limited Partner Units to General Partner Units	6,861	(6,861)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(31)	(31)
Balance as of September 30, 2019	$1,681,106	$61,987	$(8,605)	$855	$1,735,343
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$114,662	$145,055
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	76,580	73,054
Amortization of Debt Issuance Costs	2,477	2,430
Other Amortization, including Stock Based Compensation	26,776	21,226
Equity in Loss (Income) of Joint Ventures	236	(16,288)
Distributions from Joint Ventures	—	16,012
Gain on Sale of Real Estate	(29,594)	(53,378)
Gain on Involuntary Conversion	(6,476)	—
Payments to Settle Derivative Instruments	—	(3,149)
Straight-line Rental Income and Expense, Net	(6,481)	(7,321)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	3,709	(8,240)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	8,810	20,863
Net Cash Provided by Operating Activities	190,699	190,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(184,883)	(108,468)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(150,908)	(211,424)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	110,049	102,758
Contributions to and Investments in Joint Ventures	(42,744)	—
Distributions from Joint Ventures	—	8,658
Proceeds from Involuntary Conversion	6,476	—
Deposits on Future Acquisitions and Other Investing Activity	(12,345)	(6,459)
Net Cash Used in Investing Activities	(274,355)	(214,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(3,329)	(953)
Contribution of General Partner Units	78,718	—
Tax Paid on Units Withheld	(5,944)	(4,384)
Unit Distributions Paid	(94,493)	(87,490)
Contributions from Noncontrolling Interests	4,388	10
Distributions to Noncontrolling Interests	(627)	(95)
Repayments on Mortgage Loans Payable	(18,654)	(116,518)
Proceeds from Senior Unsecured Notes	300,000	150,000
Proceeds from Unsecured Credit Facility	247,000	295,000
Repayments on Unsecured Credit Facility	(405,000)	(217,000)
Net Cash Provided by Financing Activities	102,059	18,570
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	18,403	(6,101)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Period	$171,121	$44,272

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$5,029	$4,161
Cash Paid for Operating Lease Liabilities	$2,175	$1,273
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,208	$22,871
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$33,577	$30,386
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,069)	$(6,861)
General Partner Units	2,069	6,861
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$54,521
Land	—	(24,803)
Building, Net of Accumulated Depreciation	—	(17,845)
Deferred Rent Receivable	—	(2,073)
Other Assets, Net of Accumulated Amortization	—	(1,194)
Gain on Sale Recognized Due to Lease Reclassification	$—	8,606
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$6,542	$692
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$24,385	$57,872
Write-off of Fully Depreciated Assets	$(30,935)	$(26,115)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at September 30, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.1% at September 30, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (See Note 6) pursuant to the Company's stock incentive plan.
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures") through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information related to the Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of September 30, 2020, we owned 439 industrial properties located in 20 states, containing an aggregate of approximately 63.0 million square feet of gross leasable area ("GLA"). Of the 439 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2020 and 2019. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2020 and December 31, 2019, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2020 and 2019, and our cash flows for each of the nine months ended September 30, 2020 and 2019. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2020, we acquired seven industrial properties comprised of approximately 0.9 million square feet of GLA and six land parcels. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price to each major asset class for the industrial properties and land parcels acquired during the nine months ended September 30, 2020:

Land	$114,986
Building and Improvements/Construction in Progress	65,964
In-Place Leases	1,642
Above Market Leases	134
Below Market Leases	(1,562)
Other Assets (leasing commissions)	201
Total Purchase Price	$181,365
The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the nine months ended September 30, 2020.
Real Estate Held for Sale
As of September 30, 2020, we had two industrial properties comprised of approximately 0.2 million square feet of GLA held for sale.
Sales
During the nine months ended September 30, 2020, we sold 14 industrial properties comprised of approximately 1.2 million square feet of GLA. Gross proceeds from the sales, including the receipt of a sales-type lease receivable, were $110,926. The gain on sale of real estate attributable to these sales was $29,594.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2020	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2020	December 31, 2019
Mortgage Loans Payable, Gross	$155,706	$174,360	4.03% – 4.85%	4.03% – 4.85%	October 2021 – August 2028
Unamortized Debt Issuance Costs	(436)	(675)
Mortgage Loans Payable, Net	$155,270	$173,685
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	—	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	—	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$698,571
Unamortized Debt Issuance Costs	(6,368)	(4,485)
Unamortized Discounts	(66)	(71)
Senior Unsecured Notes, Net	$992,137	$694,015
Unsecured Term Loans, Gross
2014 Unsecured Term Loan	$—	$200,000	N/A	N/A	N/A
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan (A)	200,000	—	3.79%	N/A	7/15/2021
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,913)	(2,135)
Unsecured Term Loans, Net	$458,087	$457,865
Unsecured Credit Facility (B)	$—	$158,000	N/A	N/A	10/29/2021
_______________
(A) The interest rate at September 30, 2020 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $1,366 and $2,300 as of September 30, 2020 and December 31, 2019, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2020, we paid off mortgage loans in the amount of $15,115.
As of September 30, 2020, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $237,939. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2020.

Senior Unsecured Notes, Net
During the nine months ended September 30, 2020, the Operating Partnership issued $100,000 of 2.74% Series F Guaranteed Senior Notes due September 17, 2030 (the “2030 II Private Placement Notes”) and $200,000 of 2.84% Series G Guaranteed Senior Notes due September 17, 2032 (the “2032 Private Placement Notes”) (together with the 2027 Private Placement Notes, the 2028 Private Placement Notes, the 2029 Private Placement Notes, the 2029 II Private Placement Notes and the 2030 Private Placement Notes (each as described within this footnote), collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated July 7, 2020. The 2030 II Private Placement Notes and the 2032 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Unsecured Term Loans
On July 15, 2020, we entered into a $200,000 unsecured term loan (the "2020 Unsecured Term Loan"). The 2020 Unsecured Term Loan replaces the 2014 Unsecured Term Loan that was previously scheduled to mature in January 2021. The 2020 Unsecured Term Loan matures on July 15, 2021, however, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions. The 2020 Unsecured Term Loan allows us to request incremental term loans in an aggregate amount equal to $100,000 and provides for interest-only payments initially at LIBOR plus 150 basis points. The rate is subject to adjust based on our investment grade rating. As noted in Note 10, we entered into the 2021 Swaps to effectively convert the rate applicable under the 2020 Unsecured Term Loan to a fixed interest rate of approximately 2.49% per annum based on the current LIBOR spread beginning in February 2021.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2020	$1,159
2021	267,294
2022	336,954
2023	321
2024	335
Thereafter	1,008,214
Total	$1,614,277
Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2020, however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2020 and December 31, 2019, the fair value of our indebtedness was as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$155,706	$161,311	$174,360	$179,287
Senior Unsecured Notes, Net	998,505	1,092,155	698,500	756,351
Unsecured Term Loans	460,000	458,968	460,000	460,902
Unsecured Credit Facility	—	—	158,000	158,141
Total	$1,614,211	$1,712,434	$1,490,860	$1,554,681
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2020	December 31, 2019
ASSETS
Assets:
Net Investment in Real Estate	$244,914	$240,847
Other Assets, Net	42,778	69,982
Total Assets	$287,692	$310,829
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$6,334	$11,009
Other Liabilities, Net	24,066	21,088
Partners' Capital	257,292	278,732
Total Liabilities and Partners' Capital	$287,692	$310,829
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture with a third party partner for the purpose of developing, leasing, operating and potentially selling land located in the Phoenix, Arizona metropolitan area ("Joint Venture I").
During the three months ended September 30, 2020, we entered into a second joint venture with third party partners for the purpose of developing, leasing, operating and potentially selling land in the Phoenix, Arizona metropolitan area ("Joint Venture II", and together with Joint Venture I, collectively, the "Joint Ventures"). The purchase price of the land was $70,530 and was acquired by Joint Venture II via cash equity contributions from us and our joint venture partners. Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in Joint Venture II. See Note 6.
Under the operating agreements for each of the Joint Ventures, we act as the managing member of each Joint Venture and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services to each Joint Venture. In addition, both of the Joint Ventures' operating agreements provide us the ability to earn incentive fees based on the ultimate financial performance of the Joint Ventures.
Joint Venture I has a 0.6 million square foot building under development (the "Project") at September 30, 2020. In connection with the Project, the Joint Venture I entered into a construction loan with a capacity of $28,000 with a third party lender (the "Joint Venture I Loan") during the nine months ended September 30, 2020. At September 30, 2020, the Joint Venture I Loan has a $4,826 outstanding balance. With respect to Joint Venture I Loan, we provided a guarantee to the lender, which, upon default of the loan, would require us to pay up to six months of interest and Project operating expenses with a maximum obligation of $500. Additionally, we provided the lender and our third party joint venture partner guarantees that require timely completion of construction of the Project as well as the payment, subject to certain exceptions, of cost overruns incurred in the development of the Project. Total estimated investment for the Project is $41,500 and Joint Venture I is using a third-party contractor to develop the building pursuant to a guaranteed maximum price contract. Lastly, we provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees, however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

During the three and nine months ended September 30, 2020, we recognized fees of $166 and $353 from the Joint Ventures related to asset management and development services we provided to the Joint Ventures. At September 30, 2020, we had an aggregate receivable from the Joint Ventures of $262.
As part of our assessment of the appropriate accounting treatment for the Joint Ventures, we reviewed the operating agreements of each Joint Venture in order to determine our rights and the rights of our joint venture partners, including whether those rights are protective or participating. We found each operating agreement contains certain protective rights, such as the requirement of both members' approvals to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget; however, we also found that we and our joint venture partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing, and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of each Joint Venture. As such, we concluded to account for our investments in each Joint Venture under the equity method of accounting.
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
Noncontrolling Interest - Joint Venture II

Our ownership interest in Joint Venture II is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in Joint Venture II as Noncontrolling Interests.

ATM Program

On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended September 30, 2020, we issued 1,842,281 shares of the Company's common stock under the ATM which resulted in $78,718 of proceeds, which is net of the payment of compensation to certain sales agents of $795.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2020:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)
Other Comprehensive Loss Before Reclassifications	(18,222)	(18,222)	289	(17,933)
Amounts Reclassified from Accumulated Other Comprehensive Loss	4,847	4,847	—	4,847
Net Current Period Other Comprehensive Loss	(13,375)	(13,375)	289	(13,086)
Balance as of September 30, 2020	$(20,388)	$(20,388)	$419	$(19,969)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$83	$308	$131	Interest Expense
Net Settlement Payments (Receipts) to our Counterparties	2,250	(287)	4,338	(1,413)	Interest Expense
Acceleration of 2020 Swap (as defined in Note 10)	201	—	201	—	General & Administrative
Total	$2,554	$(204)	$4,847	$(1,282)
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and the 2015 Swaps (as defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,959	$78,311	$112,262	$141,914
Net Income Allocable to Participating Securities	(59)	(170)	(177)	(319)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$35,900	$78,141	$112,085	$141,595
Denominator (In Thousands):
Weighted Average Shares - Basic	127,903	126,480	127,306	126,295
Effect of Dilutive Securities:
Performance Units (See Note 9)	198	303	189	283
Weighted Average Shares - Diluted	128,101	126,783	127,495	126,578
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.28	$0.62	$0.88	$1.12
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator:
Net Income Available to Unitholders and Participating Securities	$36,639	$79,969	$114,450	$144,972
Net Income Allocable to Participating Securities	(125)	(249)	(374)	(453)
Net Income Available to Unitholders	$36,514	$79,720	$114,076	$144,519
Denominator (In Thousands):
Weighted Average Units - Basic	129,914	128,837	129,357	128,829
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 6)	380	419	363	390
Weighted Average Units - Diluted	130,294	129,256	129,720	129,219
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.28	$0.62	$0.88	$1.12
At September 30, 2020 and 2019, participating securities for the Company include 211,920 and 274,624, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At September 30, 2020 and 2019, participating securities for the Operating Partnership include 444,407 and 400,181, respectively, of Service Awards and certain Performance Awards (See Note 9), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the nine months ended September 30, 2020, 59,263 performance units ("Performance Units") and 322,477 RLP Units, based on performance-based criteria ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees, which had a fair value of approximately $7,883 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance periods for such awards are one year, two years and three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the nine months ended September 30, 2020, 80,387 shares of restricted stock units ("Service Units") and 119,596 RLP Units based on service-based criteria ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors, which had an aggregate fair value of approximately $8,641 on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees generally vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the nine months ended September 30, 2020, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,078 and $2,130 for the three months ended September 30, 2020 and 2019, respectively, and $9,827 and $5,945 for the nine months ended September 30, 2020 and 2019, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $358 and $243 for the three months ended September 30, 2020 and 2019, and $1,670 and $684 for the nine months ended September 30, 2020 and 2019. At September 30, 2020, we had $15,845 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.92 years.

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
Cash Flow Hedges
In connection with the origination of the 2014 Unsecured Term Loan, the 2015 Unsecured Term Loan and the 2020 Unsecured Term Loan (see Note 4), we entered into interest rate swaps to manage our exposure to changes in the one-month LIBOR rate. We have four interest rate swaps, with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021 (the "2014 Swaps"), six interest rate swaps, with an aggregate notional value of $260,000, that fix the one-month LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022 (the "2015 Swaps") and three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% that are effective commencing February 1, 2021 and mature on February 2, 2026 (the "2021 Swaps"). We designated the 2014 Swaps, the 2015 Swaps and the 2021 Swaps as cash flow hedges.
Additionally, during the nine months ended September 30, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matures on April 1, 2021, has a notional value of $150,000 and fixes the one-month LIBOR rate at 0.42%. We initially designated the 2020 Swap as a cash flow hedge. During the three months ended September 30, 2020, however, we accelerated the reclassification of the fair value of the 2020 Swap from other comprehensive income to earnings since the hedged forecasted transaction is no longer expected to be probable to occur. The accelerated loss recorded on the 2020 Swap for the three months ended September 30, 2020 was not significant.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of September 30, 2020, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
2014 Swaps	$(1,416)	—	$(1,416)	—
2015 Swaps	$(8,420)	—	$(8,420)	—
2021 Swaps	$(7,035)	—	$(7,035)	—
Derivatives not designated as a hedging instrument:
2020 Swap	$(201)	—	$(201)	—
There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps, or the 2021 Swaps during the nine months ended September 30, 2020. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At September 30, 2020 and December 31, 2019, the Operating Partnership had receivable balances of $9,471 and $10,031, respectively, from a direct wholly-owned subsidiary of the Company.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2020, we had six industrial properties totaling approximately 1.1 million square feet of GLA under construction. The estimated total investment as of September 30, 2020 is approximately $104,900. Of this amount, approximately $48,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From October 1, 2020 to October 23, 2020, we sold two industrial properties for gross proceeds of $5,610, excluding transaction costs.
From October 1, 2020 to October 23, 2020, Joint Venture I sold two land parcels for gross proceeds of $22,429, excluding transaction costs.

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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at September 30, 2020. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.1% at September 30, 2020 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures"), each through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are each accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Operating Partnership or the Company as presented herein. See Note 5 to the consolidated financial statements for more information related to the Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of September 30, 2020, we owned 439 industrial properties located in 20 states, containing an aggregate of approximately 63.0 million square feet of gross leasable area ("GLA"). Of the 439 properties owned on a consolidated basis, none of them are directly owned by the Company.
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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. While our results for the first nine months of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging response of international, federal, state and local public health and governmental authorities in regions across the United States and the world, including quarantines, “stay-at-home” orders and other mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, could negatively impact our results of operations during the remainder of 2020 and in future periods. Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors.

•As of October 22, 2020, our overall monthly rental billing collection rate for the second and third quarters of 2020 is 99%. Such collection rate may not be indicative of collections in any future period.

•During the nine months ended September 30, 2020, we granted rent deferral requests to 18 tenants totaling $1.0 million at our properties. All of these deferral requests require full repayment by December 31, 2020 and do not impact revenue recognition. As of October 22, 2020, $0.3 million of the $1.0 million of rent deferrals is outstanding.

•During the nine months ended September 30, 2020, we recorded a reserve or did not recognize cash rental revenue due to converting certain tenants to cash basis in a previous period in the amount of $1.2 million. Additionally, during the same period, we reversed $1.4 million of deferred rent receivables since our assessment that full collection of future contractual lease payments is no longer probable.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of
COVID-19 on our operations and liquidity, including the following:

•The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including enabling our IT systems so that employees can work remotely. At September 30, 2020, approximately 60% of our employees continue to work remotely on a full or part time basis.

•We have approximately $63 million of mortgage debt maturing in October 2021 and a $200.0 million term loan maturing in July 2021, however, the term loan has two, one-year extension options at our election, subject to the satisfaction of certain conditions. As of October 23, 2020, we have approximately $140 million in cash and cash equivalents and $724.6 million available under our Unsecured Credit Facility. Our Unsecured Credit Facility matures in October 2021, however, it is extendable for one year, at our election, subject to the satisfaction of certain conditions.

•During the first quarter 2020, we temporarily suspended all new speculative vertical development projects other than completing development and redevelopment properties that were already in progress and expenditures required to obtain permits and other horizontal construction work. However, based on favorable market conditions, we will commence construction on two new speculative development projects in the South Florida market (“First Park Miami and First 95 Distribution Center”) starting in the fourth quarter of 2020. Our total projected costs to complete construction and stabilize the developments and redevelopments under construction (including First Park Miami, First 95 Distribution Center and a build-to-suit project that commenced during the third quarter 2020), to fund developments that are complete but not fully funded and to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $50 million for the remainder of 2020 and approximately $100 million for 2021 and beyond.

Summary of Significant Transactions During the Nine Months Ended September 30, 2020
During the nine months ended September 30, 2020, we completed the following:
Real Estate Transactions:
•We acquired seven industrial properties comprised of approximately 0.9 million square feet of GLA located in the Baltimore, Los Angeles and Northern California markets for an aggregate purchase price of $111.8 million, excluding transactions costs.
•We acquired approximately 128.8 acres of land for development located in the Miami, Orlando, Seattle and Southern California markets, for an aggregate purchase price of $69.6 million, excluding transaction costs.
•We commenced development construction of a 0.2 million square-foot build-to-suit building in the Inland Empire.
•We sold 14 industrial properties comprising approximately 1.2 million square feet of GLA for gross sales proceeds of $110.9 million, which includes the receipt of a sales-type lease receivable.
•We entered into a joint venture through which we acquired, for a purchase price of $70.5 million, approximately 569 net developable acres of land located in Phoenix for the purpose of developing, leasing, and operating industrial properties and potentially selling land.
•We leased 100% of a 0.6 million square foot development forward in Baltimore that was acquired during the three months ended March 31, 2020. We leased 100% of a 0.1 million square foot development in South Florida that will be complete in the fourth quarter.
Financing Transactions:
•We issued 1,842,281 shares of our common stock, through “at-the-market” (“ATM”) offerings, resulting in net proceeds of $78.7 million.
•We issued $100.0 million of ten-year private placement notes at a rate of 2.74% and $200.0 million of twelve-year private placement notes at a rate of 2.84%.
•We paid off $15.1 million in mortgage loans payable.
•We entered into a new unsecured term loan facility that refinanced our $200.0 million term loan facility previously scheduled to mature in January 2021. The new loan has an initial maturity of July 15, 2021 and includes two, one-year extensions at our election. The new loan is interest only and currently bears an interest rate based of LIBOR plus 150 basis points.
•We declared first, second and third quarter cash dividends of $0.25 per common share or Unit per quarter, an increase of 8.7% from the 2019 quarterly rate.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2020 and 2019. Same store properties are properties owned prior to January 1, 2019 and held as an in-service property through September 30, 2020 and developments and redevelopments that were placed in service prior to January 1, 2019. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2018 and held as an operating property through September 30, 2020. Sold properties are properties that were sold subsequent to December 31, 2018. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2019; or b) stabilized prior to January 1, 2019. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
Our net income was $114.7 million and $145.1 million for the nine month ended September 30, 2020 and 2019, respectively.
For the nine month ended September 30, 2020 and 2019, the average daily occupancy rate of our same store properties was 97.1% and 97.6%, respectively.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$286,961	$280,142	$6,819	2.4%
Acquired Properties	5,021	786	4,235	538.8%
Sold Properties	4,647	27,965	(23,318)	(83.4)%
(Re)Developments	26,434	2,484	23,950	964.2%
Other	12,676	3,849	8,827	229.3%
Total Revenues	$335,739	$315,226	$20,513	6.5%
Revenues from same store properties increased $6.8 million primarily due to an increase in rental rates and tenant recoveries, offset by an increase in reserves taken on tenant accounts receivable and deferred rent receivable amounts for tenants due to our assessment that full collection of future contractual lease payments is no longer probable and a decrease in occupancy. Revenues from acquired properties increased $4.2 million due to the 16 industrial properties acquired subsequent to December 31, 2018 totaling approximately 1.4 million square feet of GLA. Revenues from sold properties decreased $23.3 million due to the 54 industrial properties sold subsequent to December 31, 2018 totaling approximately 6.4 million square feet of GLA. Revenues from (re)developments increased $24.0 million due to an increase in occupancy. Revenues from other increased $8.8 million primarily due to final insurance settlement proceeds of $6.5 million received and recorded as revenue related to two properties that were destroyed by fire in 2016 and 2017, the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool and the acquisition of a land site during 2019 on which we intend to develop industrial buildings in the future but currently we are leasing it to tenants and collecting ground lease rent.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$69,869	$69,148	$721	1.0%
Acquired Properties	1,620	325	1,295	398.5%
Sold Properties	979	8,256	(7,277)	(88.1)%
(Re)Developments	7,550	1,569	5,981	381.2%
Other	7,469	6,645	824	12.4%
Total Property Expenses	$87,487	$85,943	$1,544	1.8%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $0.7 million primarily due to an increase in real estate taxes and insurance, substantially offset by a decrease in repairs and maintenance and snow removal costs. Property expenses from acquired properties increased $1.3 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $7.3 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $6.0 million primarily due to the substantial completion of developments. Property expenses from other increased by $0.8 million primarily due to an increase in real estate tax expense on developable land and the acquisition of partially occupied properties during 2018 that were not stabilized at December 31, 2018 and therefore are not yet included in the same store pool and certain miscellaneous expenses, offset by a decrease in maintenance company expenses.

General and administrative expense increased by $4.4 million, or 21.6%, primarily due to severance expense ($0.9 million) associated with the closing of our Indianapolis regional office during the nine months ended September 30, 2020 as well as an increase in incentive compensation during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$80,665	$77,821	$2,844	3.7%
Acquired Properties	3,430	783	2,647	338.1%
Sold Properties	582	7,206	(6,624)	(91.9)%
(Re) Developments	9,908	2,102	7,806	371.4%
Corporate Furniture, Fixtures and Equipment and Other	2,947	2,066	881	42.6%
Total Depreciation and Other Amortization	$97,532	$89,978	$7,554	8.4%
Depreciation and other amortization from same store properties increased $2.8 million primarily due to accelerated depreciation and amortization taken during the nine months ended September 30, 2020 attributable to the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $6.6 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $7.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.9 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as depreciation on land improvements related to the acquisition of a land site during 2019. We intend to develop industrial buildings on such land site in the future, but currently we are leasing to tenants and collecting ground lease rent.
For the nine months ended September 30, 2020, we recognized $29.6 million of gain on sale of real estate related to the sale of 14 industrial properties comprised of approximately 1.2 million square feet of GLA. For the nine months ended September 30, 2019, we recognized $53.4 million of gain on sale of real estate related to the sale of ten industrial properties comprised of approximately 1.7 million square feet of GLA as well as gain related to a reclassification of an operating lease to a sales-type lease which was triggered by a tenant that exercised an option in its lease to purchase a 0.6 million square foot building from us located in our Phoenix market.
Interest expense remained relatively unchanged. However, the small increase was caused by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2020 ($1,587.5 million) as compared to the nine months ended September 30, 2019 ($1,372.4 million), substantially offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2020 (3.61%) as compared to the nine months ended September 30, 2019 (4.06%) and an increase in capitalized interest of $0.9 million caused by an increase in development costs eligible for capitalization during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Ventures for the nine months ended September 30, 2020 was not significant. Equity in income of Joint Ventures for the nine months ended September 30, 2019 of $16.3 million includes our pro-rata share of gain related to a sale of land by the Joint Ventures and $4.9 million of accrued incentive fees.
Income tax expense decreased by $3.3 million, or 96.9%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a decrease in our pro-rata share of gain from the sale of land by the Joint Ventures as well as accrued incentive fees we earned from the Joint Ventures.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
Our net income was $36.7 million and $80.0 million for the three months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020 and 2019, the average daily occupancy rate of our same store properties was 96.8% and 97.7%, respectively.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$96,406	$94,042	$2,364	2.5%
Acquired Properties	2,536	642	1,894	295.0%
Sold Properties	523	8,833	(8,310)	(94.1)%
(Re)Developments	8,674	1,545	7,129	461.4%
Other	8,055	1,528	6,527	427.2%
Total Revenues	$116,194	$106,590	$9,604	9.0%
Revenues from same store properties increased $2.4 million primarily due to an increase in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $1.9 million due to the 16 industrial properties acquired subsequent to December 31, 2018 totaling approximately 1.4 million square feet of GLA. Revenues from sold properties decreased $8.3 million due to the 54 industrial properties sold subsequent to December 31, 2018 totaling approximately 6.4 million square feet of GLA. Revenues from (re)developments increased $7.1 million due to an increase in occupancy. Revenues from other increased $6.5 million primarily due to final insurance settlement proceeds of $5.4 million received and recorded as revenue related to a property that was destroyed by fire in 2017, the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool and the acquisition of a land site during 2019 on which we intend to develop industrial buildings in the future, but currently we are leasing it to tenants and collecting ground lease rent.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$24,075	$22,595	$1,480	6.6%
Acquired Properties	815	131	684	522.1%
Sold Properties	162	2,770	(2,608)	(94.2)%
(Re)Developments	3,267	688	2,579	374.9%
Other	2,036	2,212	(176)	(8.0)%
Total Property Expenses	$30,355	$28,396	$1,959	6.9%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.5 million due to increases in real estate taxes and insurance. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $2.6 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $2.6 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $0.5 million, or 7.8% primarily due to an increase in incentive compensation during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$28,306	$25,829	$2,477	9.6%
Acquired Properties	1,496	649	847	130.5%
Sold Properties	107	2,126	(2,019)	(95.0)%
(Re) Developments	3,466	890	2,576	289.4%
Corporate Furniture, Fixtures and Equipment and Other	994	655	339	51.8%
Total Depreciation and Other Amortization	$34,369	$30,149	$4,220	14.0%
Depreciation and other amortization from same store properties increased $2.5 million primarily due to accelerated depreciation and amortization taken during the three months ended September 30, 2020 attributable to the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $0.8 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $2.0 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $2.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.3 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as depreciation on land improvements related to the acquisition of a land site during 2019. We intend to develop industrial buildings on such land site in the future, but currently we are leasing to tenants and collecting ground lease rent.
For the three months ended September 30, 2020, we recognized $6.5 million of gain on sale of real estate related to the sale of two industrial properties comprised of approximately 0.8 million square feet of GLA. For the three months ended September 30, 2019, we recognized $52.5 million of gain on sale of real estate related to the sale of eight industrial property comprised of approximately 1.6 million square feet of GLA as well as gain related to a reclassification of an operating lease to a sales-type lease which was triggered by a tenant that exercised an option in its lease to purchase a 0.6 million square foot building from us located in our Phoenix market.
Interest expense remained relatively unchanged. However, the small increase was caused by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2020 ($1,604.8 million) as compared to the three months ended September 30, 2019 ($1,431.3 million) substantially offset by a decrease in the weighted average interest rate for the three months ended September 30, 2020 (3.56%) as compared to the three months ended September 30, 2019 (3.97%) and an increase in capitalized interest of $0.3 million caused by an increase in development costs eligible for capitalization during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Ventures for both the three months ended September 30, 2020 and 2019 was not significant.
Income tax benefit (provision) for both the three months ended September 30, 2020 and 2019 was not significant.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2020. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	24	766	$8.71	43.8%	5.0	$4.97	N/A
Renewal Leases	35	1,232	$8.16	28.1%	3.7	$2.06	68.4%
Total / Weighted Average	59	1,998	$8.37	33.9%	4.2	$3.18	68.4%

Nine Months Ended
New Leases	66	1,846	$7.36	37.1%	4.8	$4.32	N/A
Renewal Leases	105	4,046	$6.89	28.6%	5.9	$2.08	75.2%
Development / Acquisition Leases	7	1,622	$6.46	N/A	10.2	N/A	N/A
Total / Weighted Average	178	7,514	$6.91	31.3%	6.6	$2.78	75.2%
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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2020, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	16	416	$1,108
Renewal Leases	5	144	324
Total	21	560	$1,432

Nine Months Ended
New Leases	46	1,106	$2,186
Renewal Leases	11	524	645
Development / Acquisition Leases	6	1,521	2,537
Total	63	3,151	$5,368

Liquidity and Capital Resources
At September 30, 2020, our cash and cash equivalents was approximately $171.1 million. We also had $724.6 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2020.
We have considered our short-term (through September 30, 2021) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $200.0 million term loan maturing in July 2021. In connection with this maturity, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions. With the exception of this payment obligation, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities, subject to market condition and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2021) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
As of October 23, 2020, we had approximately $724.6 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2020, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where our tenants operate their businesses and where our properties are located. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ business, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full. To be judicious with our capital, with a near-term emphasis on maintaining liquidity, during the first quarter 2020, we suspended all new speculative vertical development projects other than completing development and redevelopment properties that were already in progress and expenditures required to obtain permits and other horizontal construction work. However, based on favorable market conditions, we will commence construction on First Park Miami and First 95 Distribution Center starting in the fourth quarter of 2020. Our total projected costs to complete construction and stabilize the developments and redevelopments under construction (including First Park Miami, First 95 Distribution Center and a build-to-suit project that commenced during the third quarter 2020), to fund developments that are complete but not fully funded and to complete ongoing permitting and other planned horizontal construction work at one of our land sites, is approximately $50 million for the remainder of 2020 and approximately $100 million for 2021 and beyond.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$190,139	$190,179
Net cash used in investing activities	(274,355)	(214,935)
Net cash provided by financing activities	102,619	18,655
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash provided by operating activities	$190,699	$190,264
Net cash used in investing activities	(274,355)	(214,935)
Net cash provided by financing activities	102,059	18,570

Changes in cash flow for the nine months ended September 30, 2020, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $0.04 million for the Company (increased $0.4 million for the Operating Partnership), primarily due to the following:
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; and
•decrease in distributions from our Joint Ventures of $16.0 million in 2020 as compared to 2019; offset by
•decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts;
•decrease in payments to settle derivative instruments of $3.1 million; and
•increase in NOI from same store properties, acquired properties and recently developed properties of $27.0 million offset by a decrease in NOI due to the disposition of real estate of $16.0 million.
Investing Activities: Cash used in investing activities increased $59.4 million, primarily due to the following:
•increase of $15.9 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2020 as compared to 2019;
•increase of $51.4 million related to net contributions made to our Joint Ventures in 2020 as compared to 2019; offset by:
•increase of $6.5 million related to the collection of insurance settlement proceeds; and
•increase of $7.3 million in net proceeds received from the disposition of real estate and collection of a sales-type lease receivable in 2020 as compared to 2019.
Financing Activities: Cash provided by financing activities increased $84.0 million for the Company (increased $83.5 million for the Operating Partnership), primarily due to the following:
•increase of $150.0 million related to the issuance of unsecured notes in a private placement in 2020;
•increase of $78.7 million related to net proceeds from the issuance of 1,842,281 shares of the Company's common stock under our ATM in 2020;
•decrease in repayments of Mortgage Loans Payable of $97.9 million in 2020 compared to 2019; offset by:
•increase in net repayments of our Unsecured Credit Facility of $236.0 million in 2020 compared to 2019; and
•increase in dividend and unit distributions of $7.0 million due to the Company increasing the dividend rate in 2020.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2020 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2020, $1,614.2 million or 100% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. At December 31, 2019, $1,332.9 million or 89.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $158.0 million or 10.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At September 30, 2020 and December 31, 2019, the fixed rate debt amounts includes variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR.
At September 30, 2020, we also have a derivative with a notional amount of $150.0 million that mitigates the exposure on $150.0 million of the outstanding balance of our Unsecured Credit Facility (the "2020 Swap"), for which the interest rate is variable and based upon one-month LIBOR. The 2020 Swap commenced April 1, 2020, matures on April 1, 2021 and fixes the one-month LIBOR rate component of the interest rate of our Unsecured Credit Facility at 0.42%. At September 20, 2020, the Unsecured Credit Facility did not have an outstanding balance. We initially designated the 2020 Swap as a cash flow hedge. During the three months ended September 30, 2020, however, we accelerated the reclassification of the fair value of the 2020 Swap from other comprehensive income to earnings since the hedged forecasted transaction is no longer expected to be probable to occur. The accelerated loss recorded on the 2020 Swap for the three months ended September 30, 2020 was not significant. Also, during the nine months ended September 30, 2020, in anticipation of refinancing our $200.0 million Unsecured Term Loan maturing in January 2021 (see Note 4), we entered into interest rate swaps (the "2021 Swaps") with an aggregate notional value of $200.0 million which fix the one-month LIBOR rate at 0.99%. The 2021 Swap's effective period commences February 1, 2021 and matures on February 2, 2026. We designated the 2021 Swaps as cash flow hedges.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2020 would have increased by approximately $0.09 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2020. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2020 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.1 million during the nine months ended September 30, 2020.
As of September 30, 2020, the estimated fair value of our debt was approximately $1,712.4 million based on our estimate of the then-current market interest rates.

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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and may not be comparable to other similarly titled measures of other companies. In accordance with the restated NAREIT definition of FFO, we calculate FFO to be equal to net income available to First Industrial Realty Trust, Inc.'s common stockholders and participating securities, plus depreciation and other amortization of real estate, plus impairment of real estate, minus gain or plus loss on sale of real estate, net of any income tax provision or benefit associated with the sale of real estate. We also exclude the same adjustments from our share of net income from unconsolidated joint ventures.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$35,959	$78,311	$112,262	$141,914
Adjustments:
Depreciation and Other Amortization of Real Estate	34,152	29,993	96,921	89,451
Gain on Sale of Real Estate	(6,525)	(52,489)	(29,594)	(53,378)
Gain on Sale of Real Estate from Joint Ventures	—	—	—	(16,714)
Income Tax Provision - Allocable to Gain on Sale of Real Estate from Joint Ventures	—	—	—	3,095
Noncontrolling Interest Share of Adjustments	(578)	541	(1,401)	(463)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$63,008	$56,356	$178,188	$163,905

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, income tax benefit and expense, and equity in income or loss from our joint ventures. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, above and below market rent amortization and lease termination fees. We exclude straight-line rent and above (below) market rent in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$96,406	$94,042		$286,961	$280,142
Same Store Property Expenses	(24,075)	(22,595)		(69,869)	(69,148)
Same Store Net Operating Income Before Same Store Adjustments	$72,331	$71,447	1.2%	$217,092	$210,994	2.9%
Same Store Adjustments:
Straight-line Rent	(357)	(95)		(383)	(4,826)
Above / Below Market Rent Amortization	(231)	(265)		(711)	(789)
Lease Termination Fees	(15)	(246)		(717)	(711)
Same Store Net Operating Income	$71,728	$70,841	1.3%	$215,281	$204,668	5.2%

Subsequent Events
From October 1, 2020 to October 23, 2020, we sold two industrial properties for gross proceeds of $5.6 million, excluding transaction costs.
From October 1, 2020 to October 23, 2020, Joint Venture I sold two land parcels for gross proceeds of $22.4 million, excluding transaction costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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

•delays to or halting of construction activities, including permitting and obtaining approvals, related to our ongoing development and redevelopment projects as well as tenant improvements;

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

•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting; and

•an extended period of remote work arrangements for our employees could strain our business continuity plans and introduce operational risk including, but not limited to, cybersecurity risks.

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders' Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: October 23, 2020