Form 10-K
period 2020-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2021-02-16
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(312) 344-4300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	FR	New York Stock Exchange
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

First Industrial Realty Trust, Inc.	☑
First Industrial, L.P.	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes	☐	No	☑
First Industrial, L.P.	Yes	☐	No	☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $4,810.3 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2020.
At February 15, 2021, 129,126,632 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2020 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2020, the Company owned an approximate 97.9% common general partnership interest in the Operating Partnership. The remaining approximate 2.1% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.1% equity interest in the Operating Partnership held by entities or persons other than the Company are classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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
To help investors understand the differences between the Company and the Operating Partnership, this report provides the following separate disclosures for each of the Company and the Operating Partnership:
•consolidated financial statements;
•a single set of consolidated notes to such financial statements that includes separate discussions of each entity's equity or partners' capital, as applicable; and
•a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.

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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in Item 1A, "Risk Factors" and elsewhere in this report as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

PART I
THE COMPANY

Item 1.	Business
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2020, our in-service portfolio consisted of 183 bulk warehouse properties, 96 regional warehouse properties, 127 light industrial properties and 14 R&D/flex properties, containing an aggregate of approximately 62.4 million square feet of gross leasable area ("GLA") located in 20 states.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% ownership interest ("General Partner Units") at December 31, 2020. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.1% at December 31, 2020, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners through an increase in cash flows and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:
•Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) contractual rent escalations on our long-term leases; (iii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iv) controlling and minimizing property operating expenses, general and administrative expenses and releasing costs; and (v) renovating existing properties.
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties; (ii) the acquisition of portfolios of industrial properties or individual properties which meet our investment parameters within our 15 target logistics markets; (iii) the expansion of our properties; and (iv) possible additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments located in 15 logistics markets where land is more scarce. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our percentage of light industrial and R&D/flex buildings.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2020" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Strategies
We utilize the following strategies in connection with the operation of our business:
•Organizational Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.
•Market Strategy. Our market strategy is to concentrate on the top 15 industrial real estate markets in the United States. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained supply that can lead to long-term rent growth; (ii) favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; and (v) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.
•Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and multi-national tenants.
•Acquisition/Development Strategy. Our investment strategy is primarily focused on developing and acquiring industrial properties in the top 15 key logistics markets with a coastal orientation in the United States through the deployment of experienced regional management teams. When evaluating potential industrial property acquisitions and developments, we consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.
•Disposition Strategy. We continually evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. We look to sell lower rent growth assets and redeploy the capital into higher rent growth assets in key logistics markets. We also seek to shrink our holdings of light industrial and R&D/flex assets over time.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 15, 2021, we had approximately $724.6 million available for additional borrowings under the Unsecured Credit Facility.

Competition
In connection with the acquisition of industrial properties and land for development, we compete with other public industrial property sector REITs, income-oriented non-traded REITs, private real estate funds and other real estate investors and developers, some of which have greater financial resources than we do or other competitive advantages relative to us. Such competition may result in an increase in the amount we must pay to acquire a property or may require us to forgo an investment in a property that would otherwise meet our investment criteria. We also face significant competition in leasing available properties to prospective tenants and in re-leasing space to existing tenants. As a result, we may have to provide rent concessions, incur expenses for tenant improvements or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations.
Government Regulation
We are subject to laws, rules and regulations of the United States and the states and local municipalities in which we operate, including laws and regulations relating to environmental protection and human health and safety. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
Environmental, Social and Corporate Governance ("ESG")
We are focused on building and maintaining a socially responsible and sustainable business that succeeds by delivering long-term value for our stockholders. We continuously look for new and better ways to minimize our environmental impact as well as that of our tenants. We have an established committee (the "Corporate Responsibility Committee") consisting of members of our construction, environmental, human resources, investor relations, legal, operations and risk management teams responsible for advising senior management and our Board of Directors on various matters related to sustainability, social responsibility and other non-financial issues that are of significance to us and our stockholders.
Because we primarily net lease the properties in our portfolio to our tenants whereby each tenant is ultimately responsible for maintaining the leased property, one of our key corporate responsibility priorities is to engage with and encourage our tenants to implement environmentally sustainable practices, such as the use of energy and water efficient fixtures and recycling programs. Additionally, as we add properties to our portfolio or enhance existing facilities, environmental sustainability is a key consideration of our efforts to improve or develop such properties, and we seek to employ green building techniques and incorporate energy, water and other resource-efficient features. We extend the same commitment to environmental excellence to our own offices, promoting sustainable practices and energy efficiency that can both reduce environmental impact and achieve lower operating costs. Our headquarters office in Chicago is an energy-efficient LEED-certified building.
Social responsibility and engagement is an integral part of our business, as we are committed to developing and maintaining strong relationships with our customers, business partners, investors, and the communities in which we operate and invest. In addition, we aim to provide a positive work environment for our employees by offering proper compensation, quality benefit offerings including health and wellness and retirement plans and financial education, and career training and growth opportunities.
Our governance efforts are led by our Board of Directors, which is elected by our stockholders to oversee their interest in the long-term financial strength and overall success of the Company, exercising its members' business judgment using their collective experience, knowledge and skills. Directors must fulfill their responsibilities as members of the Board of Directors consistent with their fiduciary duty to our stockholders, in compliance with all applicable laws and regulations and our Code of Business Conduct and Ethics. The Board of Directors provides advice and counsel to the Chief Executive Officer and other senior officers of the Company. The Board of Directors ensures that the assets of the Company are properly safeguarded, that appropriate financial and other controls are maintained, and that the Company's business is conducted wisely and in compliance with applicable laws and regulations.

Human Capital
At December 31, 2020, we had 153 employees, 100% of whom are full-time employees.
In addition to the sustainability efforts overseen by the Corporate Responsibility Committee, the committee also advises on ways to foster a diverse and inclusive work environment, improve the health and safety of our employees and engage our surrounding communities. We are an equal opportunity employer and, as such, promote an equitable workplace that acknowledges and values differences in race, gender, age, ethnicity, sexual orientation, gender identity, national origin, abilities and religious beliefs. We apply these policies throughout our organization, including at the senior management level and in our composition of our Board of Directors. We believe such diversity of experience and background helps make us strong and achieve our mission to create long-term shareholder value by providing industrial real estate solutions that mutually benefit our customers and our stockholders.
In managing our business, we focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. All employees are eligible to participate in one of our incentive plans, under which payments are tied to pre-established performance goals. In addition, we believe that developing our employees’ skillsets and decision-making abilities—through challenging project assignments, formal training, mentorship, and recognition—is key not only to our employees’ job satisfaction and our retention efforts, but also to maintaining a strong leadership pipeline.
The health and safety of our employees and their families is a top priority, as well as for our customers and business partners. During 2020, in response to the COVID-19 pandemic, we implemented the following:
•We established new safety protocols and procedures at all of our locations, including increasing cleaning protocols, establishing physical distancing procedures, modifying workspaces, requiring facial coverings and providing personal protective equipment and cleaning supplies for employees who needed to be onsite at our offices or operating properties;
•We enhanced our IT systems and equipment so that all employees were able to work remotely; and
•We maintained frequent communication with our employees regarding the impacts of the pandemic on our team members and operations, with an emphasis on safety and business continuity.

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
Risks Related to our Business:
Real estate investments fluctuate in value depending on conditions in the general economy and the real estate industry. These conditions may limit our revenues and available cash.
The factors that affect the value of our real estate and the revenues we derive from our properties include, among other things:
•general economic conditions;
•local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties;
•local conditions such as oversupply or a reduction in demand in an area;
•increasing labor and material costs;
•the ability to collect on a timely basis all rents from tenants;
•changes in tenant operations, real estate needs and credit;
•changes in interest rates and in the availability, cost and terms of mortgage funding;
•zoning or other regulatory restrictions;
•competition from other available real estate;
•operating costs, including maintenance, insurance premiums and real estate taxes; and
•other factors that are beyond our control.
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
As part of our business, we develop new properties and re-develop existing properties as conditions warrant. This part of our business involves significant risks, including the following:
•we may not be able to obtain financing for these projects on favorable terms;
•we may not complete construction on schedule or within budget;
•we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•contractor and subcontractor disputes, strikes, labor disputes or supply chain disruptions may occur; and
•properties may perform below anticipated levels, producing cash flow below budgeted amounts, which may result in us paying too much for a property, cause the property to not be profitable and limit our ability to sell such properties to third parties.
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
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. We currently have and may in the future selectively acquire, own and/or develop properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks not present where we act alone, including:
•joint venture partners may share certain approval rights over major decisions, which might (i) significantly delay or make impossible actions and decisions we believe are necessary or advisable with respect to properties owned through a joint venture, and/or (ii) adversely affect our ability to develop, finance, lease or sell properties owned through a joint venture at the most advantageous time for us, if at all;
•joint venture partners might experience financial distress, become bankrupt or otherwise fail to fund their share of any required capital contributions;
•joint venture partners might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to develop, finance, lease, operate, manage or sell any properties owned by the applicable joint venture;
•joint venture partners may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT;
•joint venture agreements often restrict the transfer of a member’s or joint venture’s interest or may otherwise restrict our ability to sell our interest when we would like to or on advantageous terms;
•disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and
•we may in certain circumstances be liable for the actions of our joint venture partners.
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
We are exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. If the frequency of extreme weather events increases, our exposure to these events could increase. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk. We may be adversely impacted as a real estate owner, manager and developer in the future by potential impacts to the supply chain or stricter energy efficiency standards or greenhouse gas regulations for the commercial building sectors. Compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of future climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, extended coverage and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils such as earthquake, windstorm and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.
Financing and Capital Risks:
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
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our historical practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our revolving credit facility and our unsecured term loans, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.
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
•publication of research reports about us or the real estate industry generally,
•the ability of our tenants to pay rent to us and meet their obligations to us under the current lease terms and our ability to re-lease space as leases expire,
•increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield,
•changes in market valuations of similar companies,
•adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future,
•our ability to comply with applicable financial covenants under our unsecured line of credit and the indentures under which our senior unsecured indebtedness is, or may be, issued,

•additions or departures of key management personnel,
•actions by institutional stockholders,
•speculation in the press or investment community,
•general market and economic conditions.
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
Risks Related to Our Organization and Structure:
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
Income Tax Risks:
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
General Risk Factors:
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
• delays to or halting of construction activities, including permitting and obtaining approvals, related to our ongoing development and redevelopment projects as well as tenant improvements;
• difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, a severe disruption or instability in the global financial markets, or deteriorations in credit and financing conditions, may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis;
• our ability to meet the financial covenants of our Unsecured Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Unsecured Credit Facility and pay dividends;

• any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
• a general decline in business activity and demand for real estate transactions could adversely affect our ability to sell or purchase properties, at attractive pricing or at all;
• an inability to initiate or pursue litigation due to various court closures, increased case volume and/or moratoriums on certain types of activities;
• the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption, or a future disruption, and may negatively impact our disclosure controls and procedures over financial reporting; and
• an extended period of remote work arrangements for our employees could strain our business continuity plans and introduce operational risk including, but not limited to, cybersecurity risks.
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
A successful cybersecurity attack could, among other things:
•compromise the confidential information of our employees, tenants and vendors;
•disrupt the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our tenants, investors and associates.

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
General
At December 31, 2020, we owned 420 in-service industrial properties containing an aggregate of approximately 62.4 million square feet of GLA in 20 states, with a diverse base of more than 975 tenants engaged in a wide variety of businesses, including manufactured products, third-party logistics and transportation, retail and consumer services, food and beverage, lumber and building materials, e-commerce, wholesale goods, health services, governmental and other. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties that are less than 75% occupied at acquisition or with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2020, was $5.65. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
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
The following describes, generally, the different industrial categories:
•Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;
•Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;
•Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space; and
•R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space.

The following tables summarize, by market, certain information as of December 31, 2020, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		R&D/Flex		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/20
Atlanta, GA	4,563	14	340	4	347	5	—	—	5,250	23	95.3%
Baltimore, MD	2,930	8	—	—	268	4	52	1	3,250	13	78.6%
Central Florida	427	3	234	3	79	1	—	—	740	7	100.0%
Central/Eastern PA (A)	6,055	13	399	4	281	6	—	—	6,735	23	93.8%
Chicago, IL	5,265	16	292	5	255	5	—	—	5,812	26	97.8%
Cincinnati, OH	684	3	310	3	278	5	—	—	1,272	11	98.8%
Cleveland, OH	1,229	6	—	—	—	—	—	—	1,229	6	100.0%
Dallas/Ft. Worth, TX	5,622	29	483	6	971	17	—	—	7,076	52	94.3%
Denver, CO	1,135	5	717	7	782	18	66	3	2,700	33	98.3%
Detroit, MI	242	2	460	10	546	23	136	3	1,384	38	100.0%
Houston, TX	3,622	19	564	8	85	3	—	—	4,271	30	90.0%
Milwaukee, WI	707	3	90	1	—	—	—	—	797	4	100.0%
Minneapolis/St. Paul, MN	2,564	12	145	2	72	1	142	2	2,923	17	99.2%
Nashville, TN	979	3	—	—	164	2	—	—	1,143	5	100.0%
New Jersey (A)	1,359	6	—	—	781	14	172	3	2,312	23	97.8%
Northern California	—	—	46	1	23	1	—	—	69	2	100.0%
Phoenix, AZ	2,866	8	445	7	39	1	—	—	3,350	16	99.5%
Seattle, WA	101	1	287	5	23	1	—	—	411	7	84.9%
South Florida	418	3	345	7	37	1	—	—	800	11	97.0%
Southern California (A)	7,510	26	1,425	23	719	19	—	—	9,654	68	99.2%
Other (B)	1,015	3	—	—	—	—	192	2	1,207	5	96.5%
Total	49,293	183	6,582	96	5,750	127	760	14	62,385	420	95.7%
Occupancy by Industrial Property Type		95.7%		96.4%		95.8%		93.4%
_______________
(A)Central/Eastern PA includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.
(B)Properties are located in Greenville, KY; Kansas City, MO; Overland, MO; and Salt Lake City, UT.
Indebtedness
As of December 31, 2020, 49 of our 420 in-service industrial properties, with a net carrying value of $226.2 million, are pledged as collateral under our mortgage financings, totaling $144.2 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page 95 for additional information.

Property Acquisitions
During the year ended December 31, 2020, we acquired eight industrial properties and 128.8 acres of land located in our Central Florida, Seattle, South Florida and Southern California markets for an aggregate purchase price of approximately $224.0 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 5.9%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/20
Baltimore/Washington	2	751,074	Bulk Warehouse	93%
Northern California	4	125,442	Regional Warehouse, Light Industrial	65%
Phoenix, AZ	1	643,798	Bulk Warehouse	100%
Southern California	1	23,970	Light Industrial	0%
Total	8	1,544,284
Development Activity
During the year ended December 31, 2020, we moved 10 development properties to our in-service portfolio at a total cost of approximately $221.7 million. Included in the total cost is $7.3 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 7.2%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/20
Dallas, TX	4	977,303	Bulk Warehouse	74%
Houston, TX	2	371,950	Bulk Warehouse	15%
Phoenix, AZ	1	643,798	Bulk Warehouse	100%
South Florida	1	103,356	Bulk Warehouse	100%
Southern California	2	430,196	Bulk Warehouse, Regional Warehouse	100%
Total	10	2,526,603
As of December 31, 2020, we substantially completed two developments totaling approximately 0.1 million square feet of GLA. The estimated total investment for the two developments is approximately $19.0 million, of which $18.3 million has been incurred as of December 31, 2020. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/20
Central/Eastern PA	1	100,272	Bulk Warehouse	0%
Southern California	1	43,996	Regional Warehouse	0%
Total	2	144,268

As of December 31, 2020, we have eight development projects that are under construction totaling approximately 1.3 million square feet of GLA. The estimated total investment for the eight development projects under construction is $172.4 million, of which $80.4 million has been incurred as of December 31, 2020. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
South Florida	3	377,060	Bulk Warehouse, Regional Warehouse	Q1 2021
South Florida	1	140,880	Bulk Warehouse	Q3 2021
Southern California	1	221,321	Bulk Warehouse	Q3 2021
South Florida	3	591,940	Bulk Warehouse	Q4 2021
Total	8	1,331,201
Property Sales
During the year ended December 31, 2020, we sold 29 industrial properties comprising approximately 1.9 million square feet of GLA, at a weighted average capitalization rate of 7.2%, for total gross sales proceeds of approximately $153.4 million. The capitalization rate for the 29 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Baltimore/Washington	1	300,000	Bulk Warehouse
Central/Eastern PA	2	98,189	Regional Warehouse, Light Industrial
Chicago, IL	1	34,252	Regional Warehouse
Denver, CO	5	293,626	Light Industrial, R&D/Flex
Detroit, MI	4	249,993	Bulk Warehouse, Regional Warehouse, Light Industrial
Minneapolis/St. Paul, MN	4	506,939	Bulk Warehouse, Light Industrial, R&D/Flex
South Florida (A)	1	14,375	Light Industrial
Other (B)	11	411,295	Bulk Warehouse, Light Industrial, R&D/Flex
Total (C)	29	1,908,669

(A) Sale of three industrial condominium units within one industrial building are being counted as one property sale.
(B) Properties are located in Indianapolis, IN; Richland Center, WI; and Tampa, FL.
(C) Total excludes a property comprised of 0.6 million square feet of GLA in Phoenix, AZ that was recognized as a sale in 2019 due to the reclassification of the tenant's lease from an operating lease to a sales-type lease. The actual sale, in which title of the property transferred to the tenant, occurred in 2020 (see Note 10 to the Consolidated Financial Statements).

Tenant and Lease Information
We have a diverse base of more than 975 tenants engaged in a wide variety of businesses including manufactured products, third-party logistics and transportation, retail and consumer services, food and beverage, lumber and building materials, e-commerce, wholesale goods, health services, governmental and other. At December 31, 2020, our leases have a weighted average lease length of 7.2 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2020, approximately 95.7% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 6.3% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 5.2% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2020. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	87	2,533	$8.02	32.9%	5.0	$5.50	N/A
Renewal Leases	133	5,673	$6.33	28.0%	5.9	$1.89	76.8%
Development / Acquisition Leases	18	3,691	$6.14	N/A	9.1	N/A	N/A
Total / Weighted Average	238	11,897	$6.63	29.7%	6.7	$3.01	76.8%

(A)Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.
(B)Straight Line basis rent growth is a ratio of the change in net rent (including straight-line rent adjustments) on a new or renewal lease compared to the net rent (including straight-line rent adjustments) of the comparable lease. New leases where there were no prior comparable leases are excluded.
(C)The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.
(D)Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.
(E)Represents the weighted average square feet of tenants renewing their respective leases.
The following table provides a summary of our leases that commenced during the year ended December 31, 2020, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	64	1,631	$4,250
Renewal Leases	15	771	721
Development / Acquisition Leases	17	3,590	7,790
Total	96	5,992	$12,761

Lease Expirations

Fundamentals for the United States industrial real estate market remained favorable in 2020, despite the COVID-19 pandemic that impacted general economic activity during the year. Supply chain activity drove additional demand for space, particularly in the e-commerce segment which benefited from an increase in consumer adoption. New industrial space continued to be developed throughout the year in response to this growth in demand. In 2020, new supply exceeded incremental demand for the second consecutive year. In the fourth quarter, however, incremental demand exceeded new supply. National vacancy levels remained low and overall industry conditions resulted in an environment supportive of rental rate growth in virtually all of our markets. Based on our recent experience, low levels of vacancy generally throughout our markets, and the 2021 forecast of a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2021, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to continued improvement in market conditions as compared to the conditions prevailing when the comparative leases were signed. The following table shows scheduled lease expirations for all signed leases in our in-service properties as of December 31, 2020.

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2021	145	4,756,855	8.0%	$26,794	8.2%
2022	186	8,140,592	13.7%	45,250	13.9%
2023	187	8,660,714	14.6%	47,749	14.6%
2024	155	6,938,906	11.7%	39,733	12.2%
2025	133	6,395,896	10.8%	36,859	11.3%
2026	77	6,236,349	10.5%	31,209	9.6%
2027	27	3,936,904	6.6%	19,513	6.0%
2028	20	3,314,786	5.6%	18,293	5.6%
2029	21	3,679,825	6.2%	21,467	6.6%
2030	19	2,480,785	4.2%	14,364	4.4%
Thereafter	15	4,794,417	8.1%	24,740	7.6%
Total	985	59,336,029	100%	$325,971	100%
_______________
(A)Includes leases that expire on or after January 1, 2021 and assumes tenants do not exercise existing renewal, termination or purchase options.
(B)Does not include existing vacancies of 2,666,976 aggregate square feet and December 31, 2020 move outs of 381,964 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2020, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2020	$44.30	$39.75	$0.25
September 30, 2020	$44.09	$37.99	$0.25
June 30, 2020	$40.93	$30.52	$0.25
March 31, 2020	$46.01	$27.09	$0.25
December 31, 2019	$43.07	$39.09	$0.23
September 30, 2019	$40.07	$36.77	$0.23
June 30, 2019	$37.43	$34.22	$0.23
March 31, 2019	$35.47	$28.04	$0.23
As of February 15, 2021, the Company had 360 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 134 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2020.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2020, the Operating Partnership issued 464,975 Limited Partner Units in connection with the issuance of equity compensation to certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2020, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $114.3 million or by issuing 2,713,142 shares of the Company's common stock.

Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the "NAREIT Index") and the Standard & Poor's 500 Index ("S&P 500"). The NAREIT Index represents the performance of our publicly traded REIT peers. The historical information set forth below is not necessarily indicative of future performance.

(A)	$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$130.45	$150.64	$142.15	$209.47	$218.23
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
FTSE NAREIT Equity REITs	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25
_______________

(A)	The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data
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

The Company	Year Ended 12/31/20	Year Ended 12/31/19	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$448,028	$425,984	$403,954	$396,402	$378,020
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	195,989	238,775	163,239	201,456	121,232
Share and Per Share Data:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders - Basic EPS	1.53	1.89	1.31	1.70	1.05
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders - Diluted EPS	1.53	1.88	1.31	1.69	1.05
Dividends/Distributions Per Share	$1.00	$0.92	$0.87	$0.84	$0.76
Basic Weighted Average Shares	127,711	126,392	123,804	118,272	115,030
Diluted Weighted Average Shares	127,904	126,691	124,191	118,787	115,370
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$4,087,633	$3,830,209	$3,673,644	$3,495,745	$3,384,914
Total Assets	3,791,938	3,518,828	3,142,691	2,941,062	2,793,263
Indebtedness	1,594,641	1,483,565	1,297,783	1,296,997	1,347,092
Total Equity	1,947,320	1,798,263	1,679,911	1,475,877	1,284,625
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities (A)	$234,964	$221,136	$199,391	$186,496	$167,811

The Operating Partnership	Year Ended 12/31/20	Year Ended 12/31/19	Year Ended 12/31/18	Year Ended 12/31/17	Year Ended 12/31/16
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$448,028	$425,984	$403,954	$396,402	$378,020
Net Income Available to Unitholders and Participating Securities	199,934	243,628	167,246	208,158	125,547
Unit and Per Unit Data:
Net Income Available to Unitholders - Basic EPU	1.54	1.89	1.31	1.70	1.05
Net Income Available to Unitholders - Diluted EPU	1.53	1.88	1.31	1.69	1.05
Distributions Per Unit	$1.00	$0.92	$0.87	$0.84	$0.76
Basic Weighted Average Units	129,752	128,831	126,921	122,306	119,274
Diluted Weighted Average Units	130,127	129,241	127,308	122,821	119,614
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$4,087,633	$3,830,209	$3,673,644	$3,495,745	$3,384,914
Total Assets	3,801,308	3,528,849	3,152,799	2,951,180	2,803,701
Indebtedness	1,594,641	1,483,565	1,297,783	1,296,997	1,347,092
Total Partners' Capital	1,956,690	1,808,284	1,690,019	1,485,995	1,295,063
_______________
(A)Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definition and a complete reconciliation of FFO to Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities under the caption "Supplemental Earnings Measure" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Summary of 2020
Despite the COVID-19 pandemic, our operating results remained strong in 2020. Our year-end occupancy was 95.7% and during 2020 we grew cash rental rates by 13.5%, which is the second highest annual increase in our history. We collected 99% of our monthly rental billings from April through December of 2020. We granted $1.0 million of rent deferral requests during the year, all of which have now been collected. However, our accounts receivable reserves were higher than our bad debt experience over the past several years. During the year ended December 31, 2020, we recorded a reserve on accounts receivable (or did not recognize rental revenue due to converting certain tenants to cash basis) of $1.8 million and also recorded a reserve of $1.7 million related to our deferred rent receivables. During the first quarter of 2020, we temporarily suspended all new speculative vertical development projects other than completing development and redevelopment properties that were already in progress and expenditures required to obtain permits and other horizontal construction work. During the fourth quarter of 2020, we resumed speculative development activity in our target markets due to favorable market conditions. Although the impact of COVID-19 pandemic had an overall minimal impact on us in 2020, with the continued uncertainty regarding the COVID-19 pandemic and its impact on the economy we cannot predict the future impact the COVID-19 pandemic may have on our business, future financial condition and operating results.
In 2020, we completed the following significant activities:
•We acquired eight industrial properties comprised of approximately 1.5 million square feet of GLA located in our Baltimore/Washington, Northern California, Phoenix and Southern California markets for an aggregate purchase price of $154.4 million. These properties were 92% leased at December 31, 2020.
•We added to our development pipeline 128.8 acres of land located in our Central Florida, Seattle, South Florida and Southern California markets for an aggregate purchase price of $69.6 million.
•We placed in-service, 10 industrial properties comprising approximately 2.5 million square feet of GLA located in our Dallas/Ft. Worth, Houston, Phoenix, South Florida and Southern California markets at an estimated total cost of $221.7 million. These properties were 79% leased at December 31, 2020.
•We commenced development for five development projects totaling approximately 1.0 million square feet of GLA at an estimated total investment of $135.3 million.
•We sold 29 industrial properties comprised of approximately 1.9 million square feet of GLA for total gross sales proceeds of $153.4 million. Included in these sales were our remaining industrial properties located in Indianapolis, IN and Tampa, FL.
•One of our joint ventures sold 93.5 acres of land and a newly constructed 0.6 million square foot building (of which we were the purchaser) located in Phoenix, AZ for gross proceeds of $60.0 million.
•We entered into a new joint venture through which we acquired, for a purchase price of $70.5 million, approximately 569 net developable acres of land located in Phoenix for the purpose of developing, leasing, and operating industrial properties and potentially selling land.

We completed the following financing activities during the year ended December 31, 2020:
•We issued 1,842,281 shares of our common stock, through "at-the-market" ("ATM") offerings, resulting in net proceeds of $78.7 million.
•We issued $100.0 million of ten-year private placement notes at a rate of 2.74% and $200.0 million of twelve-year private placement notes at a rate of 2.84%.
•We entered into a new unsecured term loan facility that refinanced our $200.0 million term loan facility previously scheduled to mature in January 2021. The new loan has an initial maturity of July 15, 2021 and includes two, one-year extension options at our election. The new loan provides for interest only payments and currently bears an interest rate based of LIBOR plus 150 basis points.
•We paid off $25.4 million in mortgage loans payable.
•We declared an annual cash dividend of $1.00 per common share or Unit, an increase of 8.7% from 2019.

Results of Operations
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
Our net income was $200.2 million and $243.9 million for the years ended December 31, 2020 and 2019, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2020 and 2019. Same store properties are properties owned prior to January 1, 2019 and held as an in-service property through December 31, 2020 and developments and redevelopments that were placed in service prior to January 1, 2019. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2018 and held as an operating property through December 31, 2020. Sold properties are properties that were sold subsequent to December 31, 2018. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2019; or b) stabilized prior to January 1, 2019. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2018, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service for redevelopment. As a result of taking this industrial property out of service, the results of operations related to this property were reclassified from the same store property classification to the (re)development classification. During the year ended December 31, 2018, we completed the redevelopment of this property and as of December 31, 2018, the property was 100% leased. This property returned to the same store classification in the first quarter 2020.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are included in the (re)development classification. During the year ended December 31, 2019, we completed the rebuild of this property and as of December 31, 2019, the property was 100% leased. This property will return to the same store classification in the first quarter 2021.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2020 and 2019, the average occupancy rates of our same store properties were 97.1% and 97.7%, respectively.

	2020	2019	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$376,511	$366,952	$9,559	2.6%
Acquired Properties	8,132	1,711	6,421	375.3%
Sold Properties	12,947	44,210	(31,263)	(70.7)%
(Re) Developments	35,139	7,361	27,778	377.4%
Other	15,299	5,750	9,549	166.1%
Total Revenues	$448,028	$425,984	$22,044	5.2%
Revenues from same store properties increased $9.6 million primarily due to an increase in rental rates as well as tenant recoveries, offset by a decrease in occupancy and an increase in reserves taken on accounts receivable and deferred rent receivable amounts for tenants due to our assessment that full collection of future contractual lease payments was no longer probable. Revenues from acquired properties increased $6.4 million due to the 17 industrial properties acquired subsequent to December 31, 2018 totaling approximately 2.1 million square feet of GLA. Revenues from sold properties decreased $31.3 million due to the 69 industrial properties sold subsequent to December 31, 2018 totaling approximately 7.8 million square feet of GLA. Revenues from (re)developments increased $27.8 million due to an increase in occupancy and tenant recoveries as well as $1.1 million of final insurance proceeds received and recorded as revenue related to a property that was destroyed by fire in 2016. Revenues from other increased $9.5 million primarily due to final insurance settlement proceeds of $5.4 million received and recorded as revenue related to a property that was destroyed by fire in 2017, the acquisition of partially occupied properties during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool and the acquisition of a land site during 2019 on which we intend to develop industrial buildings in the future but currently are leasing to tenants and collecting ground lease rent.

	2020	2019	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$92,588	$90,476	$2,112	2.3%
Acquired Properties	2,386	598	1,788	299.0%
Sold Properties	3,495	13,048	(9,553)	(73.2)%
(Re) Developments	10,328	2,570	7,758	301.9%
Other	10,398	9,893	505	5.1%
Total Property Expenses	$119,195	$116,585	$2,610	2.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.1 million primarily due to an increase in real estate taxes and insurance, partially offset by a decrease in repairs and maintenance and snow removal costs. Property expenses from acquired properties increased $1.8 million due to properties acquired subsequent to December 31, 2018. Property expenses from sold properties decreased $9.6 million due to properties sold subsequent to December 31, 2018. Property expenses from (re)developments increased $7.8 million primarily due to the substantial completion of developments. Property expenses from other increased $0.5 million primarily due to an increase in real estate tax expense on developable land and on a land site we acquired during 2019 on which we intend to develop industrial buildings in the future but currently we are leasing it to tenants and collecting ground lease rent and certain miscellaneous expenses, offset by a decrease in maintenance company expenses.
General and administrative expense increased by $4.3 million, or 15.0%, primarily due to an increase in incentive compensation as well as severance expense of $0.9 million associated with the closing of our Indianapolis regional office during the year ended December 31, 2020.

	2020	2019	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$104,308	$101,714	$2,594	2.6%
Acquired Properties	4,883	1,451	3,432	236.5%
Sold Properties	2,459	10,652	(8,193)	(76.9)%
(Re) Developments	14,075	4,484	9,591	213.9%
Corporate Furniture, Fixtures and Equipment and Other	3,913	2,928	985	33.6%
Total Depreciation and Other Amortization	$129,638	$121,229	$8,409	6.9%

Depreciation and other amortization from same store properties increased $2.6 million primarily due to accelerated depreciation and amortization taken during the year ended December 31, 2020 attributable the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $3.4 million due to properties acquired subsequent to December 31, 2018. Depreciation and other amortization from sold properties decreased $8.2 million due to properties sold subsequent to December 31, 2018. Depreciation and other amortization from (re)developments increased $9.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $1.0 million primarily due to depreciation related to properties acquired during 2018 that were not yet stabilized at December 31, 2018 and therefore are not yet included in the same store pool as well as depreciation on land improvements related to the acquisition of a land site during 2019. We intend to develop industrial buildings on such land site in the future, but we are currently leasing the property to tenants and collecting ground lease rent.
For the year ended December 31, 2020, we recognized $86.8 million of gain on sale of real estate related to the sale of 29 industrial properties comprising approximately 1.9 million square feet of GLA. For the year ended December 31, 2019, we recognized $124.9 million of gain on sale of real estate related to the sale of 40 industrial properties comprising approximately 5.9 million square feet of GLA and several land parcels. Included in the 40 industrial properties sold during the year ended December 31, 2019 was a gain related to the reclassification of an operating lease to a sales-type lease which was triggered by a tenant that exercised an option in its lease to purchase a 0.6 million square foot building from us located in the Phoenix market. The sale of this property occurred during the year ended December 31, 2020.
Interest expense increased $1.0 million, or 2.0%, primarily due to an increase in the weighted average debt balance outstanding for the year ended December 31, 2020 ($1,593.5 million) as compared to the year ended December 31, 2019 ($1,397.6 million), offset by an increase in capitalized interest of $1.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, as well as a decrease in the weighted average interest rate for the year ended December 31, 2020 (3.65%) as compared to the year ended December 31, 2019 (4.01%).
Amortization of debt issuance costs increased $0.2 million, or 6.5%, primarily due to debt issuance costs incurred related to the refinancing of a $200 million unsecured term loan in July 2020, the issuance of $150.0 million of private placement notes in July 2019 and the issuance of $300.0 million of private placement notes in September 2020.
Equity in income of Joint Ventures for the year ended December 31, 2020 decreased $12.0 million, or 74.1% primarily due to a decrease in our pro-rata share of gain related to the sale of real estate and accrued incentive fees during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Income tax expense decreased $1.0 million, or 29.3%, primarily due to a decrease in our pro-rata share of gain from the sale of real estate by the Joint Ventures as well as accrued incentive fees we earned from the Joint Ventures. Our equity ownership in the Joint Ventures is owned through a wholly-owned TRS.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

A discussion of changes in our results of operations between 2019 and 2018 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Critical Accounting Policies
A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity's financial condition and results of operations. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, we believe the the following policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements:
•Acquisitions of Real Estate Assets: We allocate the purchase price of acquired real estate, including real estate acquired as a portfolio, based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place leases and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-pace rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition.
•Impairment of Real Estate Assets: We review our tangible and intangible real estate assets held for use for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.

Liquidity and Capital Resources
At December 31, 2020, our cash and cash equivalents and restricted cash were approximately $162.1 million and $37.6 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $724.6 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2020.
We have considered our short-term (through December 31, 2021) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $200.0 million term loan maturing in July 2021. In connection with this maturity, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions. Also, our Unsecured Credit Facility matures in October 2021; however, it is extendable for one year, at our election, subject to the satisfaction of certain conditions. Lastly, we have $58.8 million in mortgage loans payable outstanding at December 31, 2020 maturing in October 2021. We expect to satisfy these payment obligations on or prior to the maturity dates by extending the term of the Unsecured Credit Facility and/or the $200.0 million term loan or through the issuance of other debt or equity securities. With the exception of the $200.0 million term loan, the Unsecured Credit Facility and the mortgage maturities, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2021) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.
As of February 15, 2021, we had approximately $724.6 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2020, and we anticipate that we will be able to operate in compliance with our financial covenants in 2021.
As of December 31, 2020, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$240,430	$245,533
Net cash used in investing activities	(251,738)	(205,386)
Net cash provided by financing activities	58,248	62,198
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$241,081	$245,620
Net cash used in investing activities	(251,738)	(205,386)
Net cash provided by financing activities	57,597	62,111
Changes in cash flow for the year ended December 31, 2020, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities decreased $5.1 million for the Company (decreased $4.5 million for the Operating Partnership), primarily due to the following:
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; and
•decrease in operating distributions from our Joint Ventures of $11.7 million in 2020 as compared to 2019; offset by
•decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts;
•decrease in payments to settle derivative instruments of $3.1 million; and
•increase in net operating income from same store properties, acquired properties, and recently developed properties of $32.1 million, offset by decreases in net operating income due to property disposals of approximately $21.7 million.
Investing Activities: Cash used in investing activities increased $46.4 million, primarily due to the following:
•increase of $67.5 million related to the acquisition of real estate;
•increase of $31.3 million related to net contributions made to our Joint Ventures in 2020 as compared to 2019;
•decrease of $50.6 million in net proceeds received from the disposition of real estate and collection of a sales-type lease receivable in 2020 as compared to 2019; offset by
•decrease of $96.1 million related to the development of real estate and payments for improvements and leasing commissions in 2020 as compared to 2019;
•decrease of $8.2 million in escrow balances; and
•increase of $6.5 million related to the collection of insurance settlement proceeds.

Financing Activities: Cash provided by financing activities decreased $4.0 million for the Company (decreased $4.5 million for the Operating Partnership), primarily due to the following:
•increase in net repayments of our Unsecured Credit Facility of $316.0 million in 2020 compared to 2019; and
•increase in dividend and unit distributions of $10.1 million due to the Company raising the dividend rate in 2020; offset by
•increase of $150.0 million related to the issuance of unsecured notes in a private placement in 2020;
•decrease in repayments of mortgage loans payable of $93.1 million; and
•increase of $78.7 million related to net proceeds from the issuance of 1,842,281 shares of the Company's common stock under our ATM in 2020.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2020:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Rent Payments Due on Operating and Ground Leases	$71,277	$2,610	$5,023	$4,289	$59,355
Real Estate Development Costs(A)(B)	92,000	92,000	—	—	—
Long Term Debt	1,602,785	261,891	332,345	684	1,007,865
Interest Expense on Long Term Debt(A)(C)	366,070	55,403	88,969	81,747	139,951
Unsecured Credit Facility(D)	909	909	—	—	—
Total	$2,133,041	$412,813	$426,337	$86,720	$1,207,171
_______________
(A)Not on balance sheet.
(B)Represents estimated remaining payments on the completion of development projects under construction. Estimated remaining costs include all costs necessary to place the properties into service and could extend beyond one year.
(C)Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate swaps which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.
(D)Represents fees on our Unsecured Credit Facility which has a contractual maturity in October 2021.

Off-Balance Sheet Arrangements
At December 31, 2020, we had letters of credit and performance bonds outstanding amounting to $22.0 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $1.1 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively, related to environmental expenditures. We estimate 2021 expenditures of approximately $2.3 million which has been accrued at December 31, 2020. We estimate that the aggregate expenditures which need to be expended in 2021 and beyond with regard to currently identified environmental issues will not exceed approximately $5.0 million which has been accrued at December 31, 2020.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, our leases have a weighted average lease length of 7.2 years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2020 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2020, $1,602.7 million or 100% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. At December 31, 2019, $1,332.9 million or 89.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $158.0 million or 10.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. Fixed rate debt for both years includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2020 and 2019 would have increased by approximately $0.09 million and $0.23 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2020 and 2019. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.7 million and $5.3 million during the years ended December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the estimated fair value of our debt was approximately $1,703.2 million and $1,554.7 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2020 and 2019, we had derivative instruments with a notional aggregate amount outstanding of $460.0 million which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR (the "Term Loan Swaps"). We designated the Term Loan Swaps as cash flow hedges. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these derivative instruments. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$195,989	$238,775	$163,239	$201,456	$121,232
Adjustments:
Depreciation and Other Amortization of Real Estate	128,814	120,516	115,659	115,617	116,506
Impairment of Real Estate (A)	—	—	2,285	—	—
Gain on Sale of Real Estate (A)	(86,751)	(124,942)	(80,909)	(131,058)	(68,202)
Gain on Sale of Real Estate from Joint Ventures (A)	(4,443)	(16,714)	—	—	—
Income Tax Provision - Allocable to Gain on Sale of Real Estate, including Joint Ventures (A)	2,198	3,095	—	—	—
Noncontrolling Interest Share of Adjustments	(843)	406	(883)	481	(1,725)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$234,964	$221,136	$199,391	$186,496	$167,811
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

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, impairment charges, equity in income and loss from joint ventures, income tax benefit and expense, gains and losses on retirement of debt and gains and losses on the sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of above/below market leases and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(In thousands)
Same Store Revenues	$376,511	$366,952
Same Store Property Expenses	(92,588)	(90,476)
Same Store Net Operating Income Before Same Store Adjustments	$283,923	$276,476
Same Store Adjustments:
Straight-line Rent	(1,034)	(5,141)
Above (Below) Market Lease Amortization	(941)	(1,056)
Lease Termination Fees	(713)	(1,012)
Same Store Net Operating Income	$281,235	$269,267
Subsequent Events
From January 1, 2021 to February 15, 2021, we acquired two land parcels for a purchase price of approximately $9.8 million, excluding transaction costs. In addition, we sold one industrial property for approximately $0.7 million, excluding transaction costs.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2020, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 46 to 48 of this report, which is incorporated herein by reference.

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

3.9
Thirteenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 7, 2007, File No. 1-13102)

4.9
Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
10.4†
2014 Stock Incentive Plan (as amended and restated) as of December 31, 2018 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

10.5†
Employment Agreement, dated August 2, 2016, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 3, 2016, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6†
Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.7†
Executive Change in Control Severance Policy, dated February 11, 2020 (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.8
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

10.9
First Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.10
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.11
Third Amended and Restated Unsecured Revolving Credit Agreement dated as of October 31, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.12
Second Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.13
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Note and Guaranty Agreement, dated as of May 16, 2019, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 3.97% Series E Guaranteed Senior Notes due July 23, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 20, 2019, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 14, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17†
First Amendment to the 2014 Stock Incentive Plan (amended and restated as of December 31, 2018), dated February 27, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 7, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.18
Note and Guaranty Agreement, dated as of July 7, 2020 by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 2.74% Series F Guaranteed Senior Notes due September 17, 2030 and the 2.84% Series G Guaranteed Senior Notes due September 17, 2032) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 8, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.19
Unsecured Term Loan Agreement, dated as of July 15, 2020, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 20, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description

21.1*	Subsidiaries of the Registrants

23.1*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial Realty Trust, Inc.

23.2*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial, L.P.

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company acquired eight industrial properties for consideration of approximately $154.4 million, of which approximately $51.7 million was recorded to land and $97.1 million to buildings and improvements/construction in progress during the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence relating to the fair value of land and building and improvements/construction in progress, including the significant assumptions related to land comparables, discount rates, terminal capitalization rates and market rent; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions for the tangible assets, such as land comparables, discount rates, terminal capitalization rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress, (iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates, terminal capitalization rates and market rent. Evaluating the significant assumptions relating to the land comparables, discount rates, terminal capitalization rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit or third party market data. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 15, 2021

We have served as the Company’s auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership acquired eight industrial properties for consideration of approximately $154.4 million, of which approximately $51.7 million was recorded to land and $97.1 million to buildings and improvements/construction in progress during the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence relating to the fair value of land and building and improvements/construction in progress, including the significant assumptions related to land comparables, discount rates, terminal capitalization rates and market rent; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions for the tangible assets, such as land comparables, discount rates, terminal capitalization rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress,(iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates, terminal capitalization rates and market rent. Evaluating the significant assumptions relating to the land comparables, discount rates, terminal capitalization rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit or third party market data. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 15, 2021

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,087,907	$957,478
Buildings and Improvements	2,922,152	2,782,430
Construction in Progress	77,574	90,301
Less: Accumulated Depreciation	(832,393)	(804,780)
Net Investment in Real Estate	3,255,240	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $7,054 and $0	15,663	—
Operating Lease Right-of-Use Assets	25,205	24,877
Cash and Cash Equivalents	162,090	21,120
Restricted Cash	37,568	131,598
Tenant Accounts Receivable	5,714	8,529
Investment in Joint Ventures	45,697	18,208
Deferred Rent Receivable	84,567	77,703
Deferred Leasing Intangibles, Net	25,211	28,533
Prepaid Expenses and Other Assets, Net	134,983	182,831
Total Assets	$3,791,938	$3,518,828
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$143,879	$173,685
Senior Unsecured Notes, Net	992,300	694,015
Unsecured Term Loans, Net	458,462	457,865
Unsecured Credit Facility	—	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	120,292	114,637
Operating Lease Liabilities	22,826	22,369
Deferred Leasing Intangibles, Net	11,064	11,893
Rents Received in Advance and Security Deposits	62,092	57,534
Dividends and Distributions Payable	33,703	30,567
Total Liabilities	1,844,618	1,720,565
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 129,051,412 and 126,994,478 shares issued and outstanding)	1,290	1,270
Additional Paid-in-Capital	2,224,691	2,140,847
Distributions in Excess of Accumulated Earnings	(306,294)	(370,835)
Accumulated Other Comprehensive Loss	(16,953)	(6,883)
Total First Industrial Realty Trust, Inc.'s Equity	1,902,734	1,764,399
Noncontrolling Interests	44,586	33,864
Total Equity	1,947,320	1,798,263
Total Liabilities and Equity	$3,791,938	$3,518,828
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands, except per share data)
Revenues:
Lease Revenue	$437,543	$422,236	$398,822
Other Revenue	10,485	3,748	5,132
Total Revenues	448,028	425,984	403,954
Expenses:
Property Expenses	119,195	116,585	116,854
General and Administrative	32,848	28,569	27,749
Depreciation and Other Amortization	129,638	121,229	116,459
Impairment of Real Estate	—	—	2,756
Total Expenses	281,681	266,383	263,818
Other Income (Expense):
Gain on Sale of Real Estate	86,751	124,942	81,600
Interest Expense	(51,293)	(50,273)	(50,775)
Amortization of Debt Issuance Costs	(3,428)	(3,218)	(3,404)
Loss from Retirement of Debt	—	—	(39)
Total Other Income (Expense)	32,030	71,451	27,382
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax (Provision) Benefit	198,377	231,052	167,518
Equity in Income (Loss) of Joint Ventures	4,200	16,235	(276)
Income Tax (Provision) Benefit	(2,408)	(3,406)	92
Net Income	200,169	243,881	167,334
Less: Net Income Attributable to the Noncontrolling Interests	(4,180)	(5,106)	(4,095)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$195,989	$238,775	$163,239
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.53	$1.89	$1.31

Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.53	$1.88	$1.31
Weighted Average Shares Outstanding - Basic	127,711	126,392	123,804
Weighted Average Shares Outstanding - Diluted	127,904	126,691	124,191
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
Net Income	$200,169	$243,881	$167,334
Payments to Settle Derivative Instruments	—	(3,149)	—
Acceleration of Derivative Instruments	201	—	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(10,906)	(7,671)	2,096
Amortization of Derivative Instruments	410	233	96
Comprehensive Income	189,874	233,294	169,526
Comprehensive Income Attributable to Noncontrolling Interests	(3,964)	(4,884)	(4,149)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$185,910	$228,410	$165,377
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
Net Income	—	—	163,239	—	4,095	167,334
Other Comprehensive Income	—	—	—	2,138	54	2,192
Issuance of Common Stock, Net of Issuance Costs	48	145,360	—	—	—	145,408
Stock Based Compensation Activity	3	4,791	(3,282)	—	—	1,512
Common Stock Dividends and Unit Distributions ($0.87 Per Share/Unit)	—	—	(108,917)	—	(2,561)	(111,478)
Conversion of Limited Partner Units to Common Stock	13	16,592	—	—	(16,605)	—
Retirement of Limited Partner Units	—	—	—	—	(934)	(934)
Reallocation—Additional Paid-in-Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	26	(26)	—
Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	238,775	—	5,106	243,881
Other Comprehensive Loss	—	—	—	(10,365)	(222)	(10,587)
Stock Based Compensation Activity	2	4,397	(1,696)	—	1,877	4,580
Common Stock Dividends and Unit Distributions ($0.92 Per Share/Unit)	—	—	(117,107)	—	(2,415)	(119,522)
Conversion of Limited Partner Units to Common Stock	5	7,191	—	—	(7,196)	—
Reallocation—Additional Paid-in-Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	(20)	20	—
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	195,989	—	4,180	200,169
Other Comprehensive Loss	—	—	—	(10,079)	(216)	(10,295)
Issuance of Common Stock, Net of Issuance Costs	18	78,331	—	—	—	78,349
Stock Based Compensation Activity	—	3,243	(2,975)	—	7,188	7,456
Common Stock Dividends and Unit Distributions ($1.00 Per Share/Unit)	—	—	(128,473)	—	(2,470)	(130,943)
Conversion of Limited Partner Units to Common Stock	2	2,088	—	—	(2,090)	—
Contributions from Noncontrolling Interest	—	—	—	—	4,321	4,321
Reallocation—Additional Paid-in-Capital	—	182	—	—	(182)	—
Reallocation—Other Comprehensive Income	—	—	—	9	(9)	—
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$200,169	$243,881	$167,334
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	102,533	98,333	94,626
Amortization of Debt Issuance Costs	3,428	3,218	3,404
Other Amortization, including Stock Based Compensation	35,231	28,780	26,976
Impairment of Real Estate	—	—	2,756
Provision for Bad Debt	—	—	350
Equity in (Income) Loss of Joint Ventures	(4,200)	(16,235)	276
Distributions from Joint Ventures	4,279	15,959	—
Gain on Sale of Real Estate	(86,751)	(124,942)	(81,600)
Loss from Retirement of Debt	—	—	39
Gain on Casualty and Involuntary Conversion	(6,476)	—	(392)
Payments to Settle Derivative Instruments	—	(3,149)	—
Straight-line Rental Income and Expense, Net	(8,973)	(10,884)	(2,165)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	3,861	(11,523)	(4,199)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(2,671)	22,095	3,090
Net Cash Provided by Operating Activities	240,430	245,533	210,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(220,223)	(152,744)	(157,787)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(198,496)	(294,633)	(224,466)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	203,864	254,416	184,783
Increase in Escrow Deposits	(14,950)	(23,113)	(1,326)
Proceeds from Casualty and Involuntary Conversion	6,476	—	906
Contributions to and Investments in Joint Ventures	(42,744)	(210)	(25,190)
Distributions from Joint Ventures	19,938	8,711	1,829
Other Investing Activity	(5,603)	2,187	(2,147)
Net Cash Used in Investing Activities	(251,738)	(205,386)	(223,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(3,363)	(954)	(2,975)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	78,718	—	145,584
Tax Paid on Shares Withheld	(5,944)	(4,384)	(6,020)
Common Stock Dividends and Unit Distributions Paid	(127,338)	(117,214)	(109,649)
Repayments on Mortgage Loans Payable	(30,146)	(123,250)	(165,646)
Proceeds from Senior Unsecured Notes	300,000	150,000	300,000
Proceeds from Unsecured Credit Facility	247,000	415,000	237,000
Repayments on Unsecured Credit Facility	(405,000)	(257,000)	(381,500)
Contributions from Noncontrolling Interests	4,321	—	—
Net Cash Provided by Financing Activities	58,248	62,198	16,794
Net Increase in Cash, Cash Equivalents and Restricted Cash	46,940	102,345	3,891
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Year	$199,658	$152,718	$50,373

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$48,849	$47,801	$47,408
Interest Expense Capitalized in Connection with Development Activity	$6,847	$5,757	$5,869
Income Taxes Paid	$1,573	$3,583	$457
Cash Paid for Operating Lease Liabilities	$2,821	$2,084	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,341	$22,871	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$33,703	$30,567	$28,845
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,090)	$(7,196)	$(16,605)
Common Stock	2	5	13
Additional Paid-in-Capital	2,088	7,191	16,592
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$54,521	$—
Land	—	(24,803)	—
Building, Net of Accumulated Depreciation	—	(17,845)	—
Deferred Rent Receivable	—	(2,073)	—
Other Assets, Net of Accumulated Amortization	—	(1,194)	—
Gain on Sale Recognized Due to Lease Reclassification	$—	$8,606	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$18,579	$1,466	$11,878
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,008	$51,107	$31,545
Write-off of Fully Depreciated Assets	$(45,302)	$(37,892)	$(43,654)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,087,907	$957,478
Buildings and Improvements	2,922,152	2,782,430
Construction in Progress	77,574	90,301
Less: Accumulated Depreciation	(832,393)	(804,780)
Net Investment in Real Estate (including $245,396 and $240,847 related to consolidated variable interest entities, see Note 5)	3,255,240	3,025,429
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $7,054 and $0	15,663	—
Operating Lease Right-of-Use Asset	25,205	24,877
Cash and Cash Equivalents	162,090	21,120
Restricted Cash	37,568	131,598
Tenant Accounts Receivable	5,714	8,529
Investment in Joint Ventures	45,697	18,208
Deferred Rent Receivable	84,567	77,703
Deferred Leasing Intangibles, Net	25,211	28,533
Prepaid Expenses and Other Assets, Net	144,353	192,852
Total Assets	$3,801,308	$3,528,849
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $6,292 and $11,009 related to consolidated variable interest entities, see Note 5)	$143,879	$173,685
Senior Unsecured Notes, Net	992,300	694,015
Unsecured Term Loans, Net	458,462	457,865
Unsecured Credit Facility	—	158,000
Accounts Payable, Accrued Expenses and Other Liabilities	120,292	114,637
Operating Lease Liabilities	22,826	22,369
Deferred Leasing Intangibles, Net	11,064	11,893
Rents Received in Advance and Security Deposits	62,092	57,534
Distributions Payable	33,703	30,567
Total Liabilities	1,844,618	1,720,565
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (129,051,412 and 126,994,478 units outstanding)	1,898,635	1,750,656
Limited Partners Units (2,713,142 and 2,422,744 units outstanding)	70,435	63,618
Accumulated Other Comprehensive Loss	(17,308)	(7,013)
Total First Industrial L.P.'s Partners' Capital	1,951,762	1,807,261
Noncontrolling Interests	4,928	1,023
Total Partners' Capital	1,956,690	1,808,284
Total Liabilities and Partners' Capital	$3,801,308	$3,528,849
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$437,543	$422,236	$398,822
Other Revenue	10,485	3,748	5,132
Total Revenues	448,028	425,984	403,954
Expenses:
Property Expenses	119,195	116,585	116,854
General and Administrative	32,848	28,569	27,749
Depreciation and Other Amortization	129,638	121,229	116,459
Impairment of Real Estate	—	—	2,756
Total Expenses	281,681	266,383	263,818
Other Income (Expense):
Gain on Sale of Real Estate	86,751	124,942	81,600
Interest Expense	(51,293)	(50,273)	(50,775)
Amortization of Debt Issuance Costs	(3,428)	(3,218)	(3,404)
Loss from Retirement of Debt	—	—	(39)
Total Other Income (Expense)	32,030	71,451	27,382
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax (Provision) Benefit	198,377	231,052	167,518
Equity in Income (Loss) of Joint Ventures	4,200	16,235	(276)
Income Tax (Provision) Benefit	(2,408)	(3,406)	92
Net Income	200,169	243,881	167,334
Less: Net Income Attributable to the Noncontrolling Interests	(235)	(253)	(88)
Net Income Available to Unitholders and Participating Securities	$199,934	$243,628	$167,246
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.54	$1.89	$1.31
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.53	$1.88	$1.31
Weighted Average Units Outstanding - Basic	129,752	128,831	126,921
Weighted Average Units Outstanding - Diluted	130,127	129,241	127,308
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
Net Income	$200,169	$243,881	$167,334
Payments to Settle Derivative Instruments	—	(3,149)	—
Acceleration of Derivative Instruments	201	—	—
Mark-to-Market (Loss) Gain on Derivative Instruments	(10,906)	(7,671)	2,096
Amortization of Derivative Instruments	410	233	96
Comprehensive Income	$189,874	$233,294	$169,526
Comprehensive Income Attributable to Noncontrolling Interests	(235)	(253)	(88)
Comprehensive Income Attributable to Unitholders	$189,639	$233,041	$169,438
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
Net Income	163,151	4,095	—	88	167,334
Other Comprehensive Income	—	—	2,192	—	2,192
Contribution of General Partner Units, Net of Issuance Costs	145,408	—	—	—	145,408
Stock Based Compensation Activity	1,512	—	—	—	1,512
Unit Distributions ($0.87 Per Unit)	(108,917)	(2,561)	—	—	(111,478)
Conversion of Limited Partner Units to General Partner Units	16,605	(16,605)	—	—	—
Retirement of Limited Partner Units	—	(934)	—	—	(934)
Contributions from Noncontrolling Interests	—	—	—	126	126
Distributions to Noncontrolling Interests	—	—	—	(136)	(136)
Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	238,522	5,106	—	253	243,881
Other Comprehensive Loss	—	—	(10,587)	—	(10,587)
Stock Based Compensation Activity	2,703	1,877	—	—	4,580
Unit Distributions ($0.92 Per Unit)	(117,107)	(2,415)	—	—	(119,522)
Conversion of Limited Partner Units to General Partner Units	7,196	(7,196)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	32	32
Distributions to Noncontrolling Interests	—	—	—	(119)	(119)
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	195,745	4,189	—	235	200,169
Other Comprehensive Loss	—	—	(10,295)	—	(10,295)
Contribution of General Partner Units, Net of Issuance Costs	78,349	—	—	—	78,349
Stock Based Compensation Activity	268	7,188	—	—	7,456
Unit Distributions ($1.00 Per Unit)	(128,473)	(2,470)	—	—	(130,943)
Conversion of Limited Partner Units to General Partner Units	2,090	(2,090)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	4,401	4,401
Distributions to Noncontrolling Interests	—	—	—	(731)	(731)
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$200,169	$243,881	$167,334
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	102,533	98,333	94,626
Amortization of Debt Issuance Costs	3,428	3,218	3,404
Other Amortization, including Stock Based Compensation	35,231	28,780	26,976
Impairment of Real Estate	—	—	2,756
Provision for Bad Debt	—	—	350
Equity in (Income) Loss of Joint Ventures	(4,200)	(16,235)	276
Distributions from Joint Ventures	4,279	15,959	—
Gain on Sale of Real Estate	(86,751)	(124,942)	(81,600)
Loss from Retirement of Debt	—	—	39
Gain on Casualty and Involuntary Conversion	(6,476)	—	(392)
Payments to Settle Derivative Instruments	—	(3,149)	—
Straight-line Rental Income and Expense, Net	(8,973)	(10,884)	(2,165)
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	4,512	(11,436)	(4,189)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(2,671)	22,095	3,090
Net Cash Provided by Operating Activities	241,081	245,620	210,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(220,223)	(152,744)	(157,787)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(198,496)	(294,633)	(224,466)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	203,864	254,416	184,783
Increase in Escrow Deposits	(14,950)	(23,113)	(1,326)
Proceeds from Casualty and Involuntary Conversion	6,476	—	906
Contributions to and Investments in Joint Ventures	(42,744)	(210)	(25,190)
Distributions from Joint Ventures	19,938	8,711	1,829
Other Investing Activity	(5,603)	2,187	(2,147)
Net Cash Used in Investing Activities	(251,738)	(205,386)	(223,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(3,363)	(954)	(2,975)
Contribution of General Partner Units	78,718	—	145,584
Tax Paid on Shares of the Company Withheld	(5,944)	(4,384)	(6,020)
Unit Distributions Paid	(127,338)	(117,214)	(109,649)
Contributions from Noncontrolling Interests	4,401	32	126
Distributions to Noncontrolling Interests	(731)	(119)	(136)
Repayments on Mortgage Loans Payable	(30,146)	(123,250)	(165,646)
Proceeds from Senior Unsecured Notes	300,000	150,000	300,000
Proceeds from Unsecured Credit Facility	247,000	415,000	237,000
Repayments on Unsecured Credit Facility	(405,000)	(257,000)	(381,500)
Net Cash Provided by Financing Activities	57,597	62,111	16,784
Net Increase in Cash, Cash Equivalents and Restricted Cash	46,940	102,345	3,891
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	152,718	50,373	46,482
Cash, Cash Equivalents and Restricted Cash, End of Year	$199,658	$152,718	$50,373

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$48,849	$47,801	$47,408
Interest Expense Capitalized in Connection with Development Activity	$6,847	$5,757	$5,869
Income Taxes Paid	$1,573	$3,583	$457
Cash Paid for Operating Lease Liabilities	$2,821	$2,084	$—
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$1,341	$22,871	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$33,703	$30,567	$28,845
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,090)	$(7,196)	$(16,605)
General Partner Units	2,090	7,196	16,605
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$54,521	$—
Land	—	(24,803)	—
Building, Net of Accumulated Depreciation	—	(17,845)	—
Deferred Rent Receivable	—	(2,073)	—
Other Assets, Net of Accumulated Amortization	—	(1,194)	—
Gain on Sale Recognized Due to Lease Reclassification	$—	$8,606	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$18,579	$1,466	$11,878
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,008	$51,107	$31,545
Write-off of Fully Depreciated Assets	$(45,302)	$(37,892)	$(43,654)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.9% and 98.1% ownership interest ("General Partner Units") at December 31, 2020 and 2019, respectively. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.1% and 1.9% at December 31, 2020 and 2019, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (See Note 6) pursuant to the Company's Stock Incentive Plan.
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures") through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information related to Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2020, we owned 427 industrial properties located in 20 states, containing an aggregate of approximately 62.8 million square feet of gross leasable area ("GLA"). Of the 427 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2020 and 2019, and the reported amounts of revenues and expenses for each of the years ended December 31, 2020, 2019 and 2018. Actual results could differ from those estimates.
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
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss based upon the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimates and assumptions relating to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.
We generally classify certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by management, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets. Upon held for sale classification, we cease depreciation and value the properties at the lower of depreciated cost or fair value, less costs to dispose.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building, tenant improvements and leasing commissions. Such costs begin to be capitalized to the development projects from the point we are undergoing necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized using the weighted average borrowing rate during the construction period.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	3 to 16
Furniture, Fixtures and Equipment	3 to 5
Tenant Improvements	Lease Term
Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of incentive compensation costs of personnel directly attributable to executed leases) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The value of above and below market lease intangibles, which are included as assets or liabilities in the line item Deferred Leasing Intangibles, Net are amortized as an increase or decrease to rental revenue over the remaining initial lease term, plus the term of any below market fixed rate renewal options of the respective leases.
The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The value of in-place lease intangibles, which are included in the line item Deferred Leasing Intangibles, Net are amortized over the remaining initial lease term (including expected renewal periods) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market intangibles and the in-place lease value is immediately accelerated and fully amortized on the date of the termination.
As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. Our typical acquisitions consist of properties whereby substantially all the fair value or gross assets acquired is concentrated in a single asset (land, building, construction in progress and in-place leases) and, therefore, will be accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.

Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2020	December 31, 2019
In-Place Leases	$18,253	$20,188
Above Market Leases	1,948	2,197
Below Market Ground Lease Obligation	1,552	1,597
Tenant Relationships	3,458	4,551
Total Included in Total Assets, Net of $24,781 and $29,541 of Accumulated Amortization	$25,211	$28,533
Below Market Leases	$11,064	$11,893
Total Included in Total Liabilities, Net of $13,849 and $13,045 of Accumulated Amortization	$11,064	$11,893
Amortization expense related to in-place leases and tenant relationships was $8,201, $6,303 and $6,267 for the years ended December 31, 2020, 2019 and 2018, respectively. Lease revenue increased by $1,962, $1,281 and $1,095 related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2020 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2021	$4,210	$1,443
2022	$3,717	$1,353
2023	$3,283	$1,101
2024	$2,562	$1,120
2025	$1,996	$1,029
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
Investment in Joint Ventures
Investment in joint ventures represents a noncontrolling equity interest in two joint ventures. We have determined to account for our investment in the joint ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). Under the equity method of accounting, our share of earnings or losses of the joint ventures is reflected in income as earned and contributions or distributions increase or decrease our investment in joint ventures as paid or received, respectively. Differences between our carrying value of our investment in the joint ventures and our underlying equity in such joint ventures are amortized and included as an adjustment to our equity in income (loss).

On a periodic basis, management assesses whether there are any indicators that the value of our investment in the joint ventures may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.

Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2020 and 2019 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2020, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in a joint venture that is accounted for under the equity method of accounting. Our ownership interest in the joint venture is held through a partnership ("Joint Venture II Partnership") with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture II Partnership. As a result, we consolidate the Joint Venture II Partnership, which holds an aggregate 49% interest in Joint Venture II (as defined in Note 5) and reflect the third party's interest in the joint venture as Noncontrolling Interests within the financial statements of the Company and Operating Partnership. See Note 5.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.
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
We assess the collectibility of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If we conclude that collection of lease payments is not probable at lease commencement, we will recognize lease payments only as they are received. If our assessment of collectibility changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue and revenue will subsequently be accounted for on a cash basis until such time that collection of future rent is deemed probable.
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

Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as the cost of our property management personnel and other costs of managing our properties. We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification 842 ("ASC 842") Leases effective January 1, 2019. The standard required lessors to exclude from variable payments recorded in lease revenues certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. For periods prior to January 1, 2019, we recorded these payments in the line item Property Expenses with an offset in the line item Lease Revenue. For the year ended December 31, 2018, $7,517 of these payments are included in the aforementioned line items.
Lessee Accounting
We are a lessee on a limited number of ground and office leases and these operating lease agreements are included within Operating Lease Right-of-Use Assets ("ROU") and Operating Lease Liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any future minimum lease payments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
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

Earnings Per Share and Earnings Per Unit ("EPS" and "EPU")
We use the two-class method of computing earnings per common share or Unit, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic net income per common share or Unit is computed by dividing net income available to common stockholders or Unitholders by the weighted average number of common shares or Units outstanding for the period. Diluted net income per common share or Unit is computed by dividing net income available to common stockholders or Unitholders by the sum of the weighted average number of common shares or Units outstanding and any dilutive non-participating securities for the period.
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
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. We recognize all derivative instruments in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in the line item Accumulated Other Comprehensive Income (Loss), whereas changes in fair value of the ineffective portion are recognized in earnings. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument. The credit risks associated with derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the derivative instruments, our exposure is limited to the fair value of agreements, not the notional amounts.
Fair Value
GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. The guidance establishes a hierarchy for inputs used in measuring fair value based on observable and unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions of pricing the asset or liability based on the best information available in the circumstances. We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. The fair value hierarchy consists of the following three broad levels:
•Level 1 - quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date;
•Level 2 - inputs other than quoted prices within Level 1 that are either directly or indirectly observable for the asset or liability; and
•Level 3 - unobservable inputs in which little or no market data exists for the asset or liability.
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
Recent Accounting Pronouncements Adopted
In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties from third parties for the years ended December 31, 2020, 2019 and 2018. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2020, 2019 or 2018.

	Year Ended December 31,
	2020	2019	2018
Number of Industrial Properties Acquired	8	9	10
GLA (in millions)	1.5	0.5	1.0
Purchase Price (A)	$224,027	$147,887	$167,546
(A) Purchase price includes the acquisition of several land parcels, which aggregates to $69,617, $81,082 and $38,976, respectively, for the years ended December 31, 2020, 2019 and 2018 and excludes closing costs incurred with the acquisition of the industrial properties and land parcels that have been capitalized.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Land	$121,353	$101,764
Building and Improvements/Construction in Progress	97,138	43,693
Other Assets	1,790	859
In-Place Leases	5,174	5,601
Above Market Leases	134	34
Below Market Leases	(1,562)	(4,064)
Total Purchase Price	$224,027	$147,887
Real Estate Held for Sale
As of December 31, 2020, we had one industrial property comprised of approximately 0.7 million square feet of GLA held for sale.
Sales
The following table summarizes our property dispositions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Number of Industrial Properties Sold (A)	29	40	53
GLA (in millions)(B)	1.9	5.9	2.6
Gross Proceeds from the Sale of Real Estate (B)	$153,351	$315,768	$192,047
Gain on Sale of Real Estate (B)	$86,751	$124,942	$81,600
(A) Included as one industrial property for each of the years ended December 31, 2020 and 2019 is the sale of multiple industrial condominium units.
(B) Gross proceeds and gain on sale of real estate include the sale of several land parcels for the years ended December 31, 2019 and 2018. In addition, included in the above table for the year ended December 31, 2019, is 0.6 million square feet of GLA, gross proceeds of $54,521 and gain on sale of $8,606 related to the reclassification of a lease from an operating lease to a sales-type lease that was recorded as a lease receivable as of December 31, 2019 and collected during 2020. See Note 10 for additional information.

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
4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2020	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2020	December 31, 2019
Mortgage Loans Payable, Gross	$144,214	$174,360	4.03% – 4.85%	4.03% – 4.85%	October 2021 – August 2028
Unamortized Debt Issuance Costs	(335)	(675)
Mortgage Loans Payable, Net	$143,879	$173,685
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	—	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	—	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$698,571
Unamortized Debt Issuance Costs	(6,206)	(4,485)
Unamortized Discounts	(65)	(71)
Senior Unsecured Notes, Net	$992,300	$694,015
Unsecured Term Loans, Gross
2014 Unsecured Term Loan	$—	$200,000	N/A	N/A	N/A
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan (A)	200,000	—	3.79%	N/A	7/15/2021
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,538)	(2,135)
Unsecured Term Loans, Net	$458,462	$457,865
Unsecured Credit Facility (B)	$—	$158,000	N/A	N/A	10/29/2021
(A) The interest rate at December 31, 2020 also reflects the derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $1,049 and $2,300 as of December 31, 2020 and 2019, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.

Mortgage Loans Payable, Net
During the years ended December 31, 2020 and 2019, we paid off mortgage loans in the amount of $25,448 and $117,199, respectively. In connection with mortgage loans paid off during the years ended December 31, 2018, we recognized $39 within the line item Loss from Retirement of Debt representing the write-off of unamortized debt issuance costs offset by the write off of an unamortized premium.
During the year ended December 31, 2018, we assumed a mortgage loan in the amount of $11,654 in conjunction with the acquisition of three industrial properties, totaling approximately 0.2 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 4.17%, principal payments are amortized over 30 years and the loan matures in August 2028.
As of December 31, 2020, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $226,182. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2020.
Senior Unsecured Notes, Net
During the year ended December 31, 2020, the Operating Partnership issued $100,000 of 2.74% Series F Guaranteed Senior Notes Due September 17, 2030 (the "2030 II Private Placement Notes") and $200,000 of 2.84% Series G Guaranteed Senior Notes due September 17, 2032 (the "2032 Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated July 7, 2020.
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
The 2028 Private Placement Notes, the 2029 Private Placement Notes, the 2029 II Private Placement Notes, the 2030 Private Placement Notes, the 2030 II Private Placement Notes and the 2032 Private Placement Notes (together with senior notes issued in a private placement in prior years, the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Unsecured Term Loans, Net
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan") with a syndicate of financial institutions. At December 31, 2020, the 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 110 basis points. The interest rate on the 2015 Unsecured Term Loan varies based on the Company's leverage ratio or, at our election, the Company's credit ratings.
On July 15, 2020, we entered into a $200,000 unsecured term loan (the "2020 Unsecured Term Loan") which replaced a seven-year, $200,000 unsecured loan that was previously scheduled to mature in January 2021. The 2020 Unsecured Term Loan, together with the 2015 Unsecured Term Loan, the "Unsecured Term Loans"). The 2020 Unsecured Term Loan matures on July 15, 2021, however, we have two, one-year extension options at our election, subject to the satisfaction of certain conditions. We intend to refinance the 2020 Unsecured Term Loan prior to its maturity or exercise the one-year extension. The 2020 Unsecured Term Loan allows us to request incremental term loans in an aggregate amount equal to $100,000 and provides for interest-only payments initially at LIBOR plus 150 basis points. The interest rate on the 2020 Unsecured Term Loan is subject to adjustment based on our investment grade rating. As noted in Note 12, we entered into the 2021 Swaps to effectively convert the rate applicable under the 2020 Unsecured Term Loan to a fixed interest rate of approximately 2.49% per annum based on the current LIBOR spread beginning in February 2021.
Unsecured Credit Facility
As of December 31, 2020, we have a $725,000 revolving credit agreement (the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions. The Unsecured Credit Facility matures on October 29, 2021, with an option to extend an additional one year at our election, subject to certain restrictions. We intend to refinance the Unsecured Credit Facility prior to its maturity or exercise the one-year extension. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. At December 31, 2020, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 110 basis points.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2021	$261,891
2022	332,024
2023	321
2024	335
2025	349
Thereafter	1,007,865
Total	$1,602,785
The Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2020. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2020 and 2019, the fair value of our indebtedness was as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$144,214	$148,770	$174,360	$179,287
Senior Unsecured Notes, Net	998,506	1,096,262	698,500	756,351
Unsecured Term Loans	460,000	458,207	460,000	460,902
Unsecured Credit Facility	—	—	158,000	158,141
Total	$1,602,720	$1,703,239	$1,490,860	$1,554,681
(A) The carrying amounts include unamortized premiums and/or discounts and exclude unamortized debt issuance costs.
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and the Unsecured Term Loans was determined by discounting the future cash flows using rates, as advised by our bankers, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, the Unsecured Term Loans and the Unsecured Credit Facility was primarily based upon Level 3 inputs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	December 31, 2020	December 31, 2019
ASSETS
Assets:
Net Investment in Real Estate	$245,396	$240,847
Operating Lease Right-of-Use Assets	13,173	13,257
Cash and Cash Equivalents	4,090	4,005
Restricted Cash	—	33,289
Deferred Rent Receivable	9,219	10,365
Prepaid Expenses and Other Assets, Net	8,077	9,066
Total Assets	$279,955	$310,829
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$6,292	$11,009
Accounts Payable, Accrued Expenses and Other Liabilities	10,067	5,747
Operating Lease Liabilities	10,304	10,329
Rents Received in Advance and Security Deposits	4,130	5,012
Partners' Capital	249,162	278,732
Total Liabilities and Partners' Capital	$279,955	$310,829
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture with a third party partner for the purpose of developing, leasing, operating and potentially selling land located in the Phoenix, Arizona metropolitan area ("Joint Venture I").
During the year ended December 31, 2020, we entered into a second joint venture with third party partners for the purpose of developing, leasing, operating and potentially selling land located in the Phoenix, Arizona metropolitan area (Joint Venture II" and together with Joint Venture I, collectively, the "Joint Ventures"). The purchase price of the land was $70,530 and was acquired by Joint Venture II via cash equity contributions from us and our joint venture partners. Through a wholly-owned TRS of the Operating Partnership, we own 43% interest in Joint Venture II. See Note 6.
Net income of the Joint Ventures for the years ended December 31, 2020 and 2019 was $13,568 and $29,999, respectively. Included in net income during the years ended December 31, 2020 and 2019 is gain on sale of real estate of $13,932 and $30,236, respectively. Our economic share of the gain on sale for the years ended December 31, 2020 and 2019, is $6,827 and $14,816, respectively. However, during the year ended December 31, 2020 we acquired a newly constructed 0.6 million square foot building from Joint Venture I and during the year ended December 31, 2019 we purchased 39 net developable acres, from Joint Venture I. Accordingly, for the years ended December 31, 2020 and 2019, we netted our portion of gain on sale pertaining to both sales of $3,443 and $3,121, respectively, against the basis of the real estate acquired.

Under the operating agreements for each of the Joint Ventures, we act as the managing member of each Joint Venture and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services to each Joint Venture. In addition, the operating agreements of each Joint Venture provide us the ability to earn an incentive fee based on the ultimate financial performance of each Joint Venture. The incentive fee is calculated using a hypothetical liquidation basis assuming the remaining net assets of each Joint Venture are distributed at book value. For the years ended December 31, 2020 and 2019, we recognized incentive fees of $2,674 and $4,880, respectively, for Joint Venture I. These fees are recorded in the Equity In Income of Joint Ventures line item in the consolidated statements of operations except for $1,338 of an incentive fee that we netted against the basis of the real estate that we purchased from Joint Venture I during the year ended December 31, 2020.
During the years ended December 31, 2020 and 2019, we recognized fees of $590 and $146, respectively, from the Joint Ventures related to asset management and development services we provided to the Joint Ventures. These fees are recorded in the Other Revenue line item in the consolidated statements of operations. At December 31, 2020 and 2019, we had a receivable from the Joint Ventures of $90 and $588, respectively.
As part of our assessment of the appropriate accounting treatment for the Joint Ventures, we reviewed the operating agreements of each Joint Venture in order to determine our rights and the rights of our joint venture partners, including whether those rights are protective or participating. Each operating agreement contains certain protective rights, such as the requirement of both members' approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. However, we and our Joint Venture partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of each Joint Venture. As such, we concluded to account for our investments in each Joint Venture under the equity method of accounting.

6. Stockholders' Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company
The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of Limited Partner Units issued in connection with the grant of restricted limited partner Units ("RLP Units") pursuant to the Company's stock incentive plan, are collectively referred to as the “Noncontrolling Interests.” An RLP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a “profits interest” for U.S. federal income tax purposes and is an award that is granted under our Stock Incentive Plan (see Note 11). Generally, RLP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of Common Stock underlying such RLP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an RLP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such RLP Unit (which will initially be zero) equal to, on a per-unit basis, the book capital account balance associated with a “common” Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder into one share of Common Stock or a cash equivalent, at the Company’s option. Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
Noncontrolling Interest - Joint Venture II
Our ownership interest in Joint Venture II is held through the Joint Venture II Partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of Joint Venture II Partnership. As a result, we consolidate Joint Venture II Partnership and reflect the third party's interest in Joint Venture II as Noncontrolling Interests.
Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2020, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $114,305 or by issuing 2,713,142 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2020 and 2019, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed Note 11, for the three years ended December 31, 2020:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2017	119,883,180	123,891,401
Issuance of Common Stock/Contribution of General Partner Units (A)	4,800,000	4,800,000
Issuance of Restricted Stock/Restricted Unit Awards	227,059	227,059
Vesting of Performance Units (as defined in Note 11)	150,772	150,772
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(104,301)	(104,301)
Conversion of Limited Partner Units (B)	1,350,721	—
Retirement of Limited Partner Units (C)	—	(33,333)
Balance at December 31, 2018	126,307,431	128,931,598
Issuance of Service Awards and Performance Awards (as defined in Note 11)	109,353	406,569
Vesting of Performance Units (as defined in Note 11)	169,033	169,033
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(76,855)	(89,978)
Conversion of Limited Partner Units (B)	485,516	—
Balance at December 31, 2019	126,994,478	129,417,222
Issuance of Common Stock/Contribution of General Partner Units (D)	1,842,281	1,842,281
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	464,975
Vesting of Performance Units (as defined Note 11)	107,752	107,752
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(65,709)	(67,676)
Conversion of Limited Partner Units (B)	172,610	—
Balance at December 31, 2020	129,051,412	131,764,554
(A) During the year ended December 31, 2018, the Company issued 4,800,000 shares of the Company's common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $145,584. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
(B) For the years ended December 31, 2020, 2019 and 2018, 172,610, 485,516 and 1,350,721 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $2,090, $7,196 and $16,605, respectively, of noncontrolling interest to the Company's equity.
(C) During the year ended December 31, 2018, 33,333 Limited Partner Units were forfeited by a unitholder and were retired by the Operating Partnership.
(D) During the year ended December 31, 2020, the Company issued 1,842,281 shares of the Company's common stock under the ATM Program. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

ATM Program
On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2020 ATM Program"). Under the terms of the 2020 ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the year ended December 31, 2020 we issued 1,842,281 shares of the Company's common stock under the ATM which resulted in $78,718 of proceeds, which is net of the payment of compensation to certain sales agents of $795. During the years ended December 31, 2019 and 2018, the Company did not issue any shares of common stock through ATM offerings.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2020 Total Dividend/ Distribution	2019 Total Dividend/ Distribution	2018 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$130,943	$119,522	$111,478

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2020 and 2019:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2018	$3,574	$3,574	$(72)	$3,502
Other Comprehensive Loss Before Reclassifications	(9,603)	(9,603)	202	(9,401)
Amounts Reclassified from Accumulated Other Comprehensive Income	(984)	(984)	—	(984)
Net Current Period Other Comprehensive Loss	(10,587)	(10,587)	202	(10,385)
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)
Other Comprehensive Loss Before Reclassifications	(17,422)	(17,422)	225	(17,197)
Amounts Reclassified from Accumulated Other Comprehensive Loss	7,127	7,127	—	7,127
Net Current Period Other Comprehensive Loss	(10,295)	(10,295)	225	(10,070)
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for both the Company and the Operating Partnership for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	410	233	96	Interest Expense
Net Settlement Payments (Receipts) to our Counterparties	6,516	(1,217)	109	Interest Expense
Acceleration of 2020 Swap (as defined in Note 12)	201	—	—	General & Administrative
	$7,127	$(984)	$205	Total
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$195,989	$238,775	$163,239
Net Income Allocable to Participating Securities	(314)	(518)	(513)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$195,675	$238,257	$162,726
Denominator (In Thousands):
Weighted Average Shares - Basic	127,711	126,392	123,804
Effect of Dilutive Securities:
Performance Units (See Note 11)	193	299	387
Weighted Average Shares - Diluted	127,904	126,691	124,191
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.53	$1.89	$1.31
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.53	$1.88	$1.31
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net Income Available to Unitholders and Participating Securities	$199,934	$243,628	$167,246
Net Income Allocable to Participating Securities	(662)	(732)	(513)
Net Income Available to Unitholders	$199,272	$242,896	$166,733
Denominator (In Thousands):
Weighted Average Units - Basic	129,752	128,831	126,921
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance Units and certain Performance RLP Units (See Note 11)	375	410	387
Weighted Average Units - Diluted	130,127	129,241	127,308
Basic EPU:
Net Income Available to Unitholders	$1.54	$1.89	$1.31
Diluted EPU:
Net Income Available to Unitholders	$1.53	$1.88	$1.31
At December 31, 2020, 2019 and 2018, participating securities for the Company include 211,920, 296,371 and 405,436, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2020, 2019, and 2018, participating securities for the Operating Partnership include 444,407, 421,928 and 405,436, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2020, 2019 and 2018, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax (provision) benefit for the years ended December 31, 2020, 2019 and 2018 is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(3,659)	$(169)	$22
State	(1,718)	(839)	(310)
Deferred:
Federal	2,969	(2,334)	400
State	—	(64)	(20)
Total Income Tax (Provision) Benefit	$(2,408)	$(3,406)	$92

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2020, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2017 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2020, 2019 and 2018.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2020, 2019 and 2018, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2020	As a Percentage of Distributions	2019	As a Percentage of Distributions	2018	As a Percentage of Distributions
Ordinary Income (A)	$0.5800	58.00%	$0.7650	83.15%	$0.6858	78.83%
Unrecaptured Section 1250 Capital Gain	0.2576	25.76%	0.1074	11.68%	0.1497	17.21%
Other Capital Gain	0.1624	16.24%	0.0460	5.00%	0.0330	3.79%
Qualified Dividend	—	0.00%	0.0016	0.17%	0.0015	0.17%
	$1.0000	100.00%	$0.9200	100.00%	$0.8700	100.00%
(A) For the years ended December 31, 2020, 2019 and 2018, the Code Section 199A dividend is equal to the total ordinary income dividend.
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Leases
Lessee Disclosures
    We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of one year to six years and our ground leases have remaining terms of 34 years to 51 years. For the year ended December 31, 2020, we recognized $3,093 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
    The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2020, and thereafter:

2021	$2,544
2022	2,576
2023	2,411
2024	2,194
2025	2,058
Thereafter	58,818
Total Lease Payments	70,601
Less Imputed Interest (A)	(47,775)
Total	$22,826
(A) Calculated using the discount rate for each lease.
    As of December 31, 2020, our weighted average remaining lease term for the Operating Leases is 39.6 years and the weighted average discount rate is 7.1%.
    A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
    Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2020 are approximately as follows:

2021	$333,405
2022	305,971
2023	262,228
2024	221,594
2025	183,186
Thereafter	537,189
Total	$1,843,573
    Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.
    During the year ended December 31, 2019, a tenant exercised its lease option to purchase a 0.6 million square foot building located in our Phoenix market. The option included a fixed purchase price and an expected closing date in August 2020. At the time the tenant exercised the option, we reassessed the lease classification of this lease and, based on various qualitative factors, we determined that it was reasonably certain the tenant would close on the acquisition of the building. Accordingly, during the year ended December 31, 2019, we reclassified the lease from an operating lease to a sales-type lease, which resulted in a gain on sale of $8,606. Additionally, we derecognized the net book value of the property and recorded a lease receivable of $54,521 which represented the discounted present value of the remaining lease payments and the fixed purchase option price. During the year ended December 31, 2020, we closed on the sale of the property.

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors for which officers, certain employees and the Company's independent directors are eligible to participate in (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2020 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2020, awards covering 3.3 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2020, 2019 and 2018, the Company granted 59,263, 36,064, and 179,288 performance units ("Performance Units"), respectively to certain employees. In addition, the Company granted 322,477 and 166,942 RLP Units, respectively, for the years ended December 31, 2020 and 2019, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of the Performance Awards issued in 2020 vest based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. A portion of the Performance Awards issued in 2019 and 2018 vest based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to the MSCI US REIT Index. The performance periods for such awards are one year, two years and three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares and RLP units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2020, 2019 and 2018, had fair value of $7,883, $2,527, and $2,381, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected dividend yield	2.22%	3.02%	2.67%
Expected volatility - range used	16.25% - 17.56%	18.53% - 19.72%	15.83% - 17.87%
Expected volatility - weighted average	16.97%	19.10%	17.02%
Risk-free interest rate	1.63% - 1.68%	2.45% - 2.57%	1.57% - 2.04%

Performance Award transactions for the year ended December 31, 2020 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	380,722	$12.89	156,702	$12.45
Issued	59,263	$20.65	322,477	$20.65
Forfeited	(5,681)	$13.67	—	$—
Vested	(178,211)	$12.62	—	$—
Outstanding at December 31, 2020	256,093	$14.86	479,179	$17.97

Service Based Awards
During the years ended December 31, 2020, 2019 and 2018, the Company awarded 80,387, 109,353, and 227,059 of restricted stock units or and restricted stock shares ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2020 and 2019, the Company awarded 119,596 and 112,428 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based upon the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
The Service Awards issued for the years ended December 31, 2020, 2019 and 2018 had fair value of $8,641, $7,627 and $6,558, respectively. Service Award transactions for the year ended December 31, 2020 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	296,371	$30.56	110,640	$33.64
Issued	80,387	$43.61	119,596	$42.94
Forfeited	(4,009)	$33.86	(1,967)	$35.58
Vested	(160,829)	$29.37	(43,700)	$33.73
Outstanding at December 31, 2020	211,920	$36.35	184,569	$39.62
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2020, 2019 and 2018, we recognized $12,931, $8,376 and $7,586, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $2,030, $870 and $472 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, we had $12,741 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.85 years.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and that are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the year ended December 31, 2020, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2020, 2019 and 2018, total expense related to matching contributions was $977, $926 and $688, respectively.

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
In connection with the origination of each Unsecured Term Loan (see Note 4), we entered into interest rate swaps to manage our exposure to changes in the one-month LIBOR rate. We have four interest rate swaps, with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021 (the "2014 Swaps"), six interest rate swaps, with an aggregate notional value of $260,000, that fix the one-month LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022 (the "2015 Swaps") and three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% that are effective commencing February 1, 2021 and mature on February 2, 2026 (the "2021 Swaps"). We designated the 2014 Swaps, the 2015 Swaps and the 2021 Swaps as cash flow hedges.
Additionally, during the year ended December 31, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matures on April 1, 2021, has a notional value of $150,000 and fixes the one-month LIBOR rate at 0.42%. We initially designated the 2020 Swap as a cash flow hedge. During the year ended December 31, 2020, however, we accelerated the reclassification of the fair value of the 2020 Swap from other comprehensive income to earnings since the hedged forecasted transaction is no longer expected to be probable to occur. The accelerated loss recorded on the 2020 Swap for the year ended December 31, 2020 was not significant.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps, which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(333)	—	$(333)	—
2015 Swaps	$(7,317)	—	$(7,317)	—
2021 Swaps	$(6,244)	—	$(6,244)	—
Derivatives not designated as a hedging instrument:
Liabilities:
2020 Swap	$(106)	—	$(106)	—

	Fair Value at December 31, 2019
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(1,478)	—	$(1,478)	—
2015 Swaps	$(1,711)	—	$(1,711)	—

Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of December 31, 2020, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
There was no ineffectiveness recorded on the 2014 Swaps, the 2015 Swaps, or the 2021 Swaps during the year ended December 31, 2020. See Note 7 for more information regarding our derivatives.
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
13. Related Party Transactions
At December 31, 2020 and 2019, the Operating Partnership had receivable balances of $9,380 and $10,031, respectively, from a direct wholly-owned subsidiary of the Company.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2020, we had outstanding letters of credit and performance bonds in the aggregate amount of $22,013.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2020, we had eight industrial properties totaling approximately 1.3 million square feet of GLA under construction. The estimated total investment associated with these properties, as of December 31, 2020, is approximately $172,400 (unaudited). Of this amount, approximately $92,000 (unaudited) remains to be funded. There can be no assurance that the actual completion cost associated with these properties will not exceed the estimated total investment.
15. Subsequent Events
From January 1, 2021 to February 15, 2021, we acquired two land parcels for a purchase price of $9,800, excluding transaction costs. In addition, we sold one industrial property for $675, excluding transaction costs.

16. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$110,343	$109,202	$116,194	$112,289
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$40,634	$35,669	$35,959	$83,727
Net Income Allocable to Participating Securities	(59)	(59)	(59)	(137)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$40,575	$35,610	$35,900	$83,590
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.32	$0.28	$0.28	$0.65
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	126,934	127,074	127,903	128,919
Weighted Average Shares - Diluted	127,111	127,266	128,101	129,125

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$104,541	$104,095	$106,590	$110,758
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$23,803	$39,800	$78,311	$96,861
Net Income Allocable to Participating Securities	(60)	(89)	(170)	(199)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$23,743	$39,711	$78,141	$96,662
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.19	$0.31	$0.62	$0.76
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	126,194	126,206	126,480	126,682
Weighted Average Shares - Diluted	126,456	126,489	126,783	127,030

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$110,343	$109,202	$116,194	$112,289
Net Income Available to Unitholders and Participating Securities	$41,479	$36,332	$36,639	$85,484
Net Income Allocable to Participating Securities	(123)	(125)	(125)	(289)
Net Income Available to Unitholders	$41,356	$36,207	$36,514	$85,195
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.32	$0.28	$0.28	$0.65
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	129,070	129,081	129,914	130,929
Weighted Average Units - Diluted	129,400	129,461	130,294	131,339

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$104,541	$104,095	$106,590	$110,758
Net Income Available to Unitholders and Participating Securities	$24,314	$40,689	$79,969	$98,656
Net Income Allocable to Participating Securities	(76)	(128)	(249)	(279)
Net Income Available to Unitholders	$24,238	$40,561	$79,720	$98,377
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.31	$0.62	$0.76
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	128,818	128,831	128,837	128,837
Weighted Average Units - Diluted	129,178	129,221	129,256	129,308

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
Properties (b)		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	—	779	4,544	(683)	345	4,295	4,640	2,824	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,593	726	5,723	6,449	3,381	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	1,924	828	6,306	7,134	3,941	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,305	1,157	8,078	9,235	4,672	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,200	546	4,165	4,711	2,262	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	877	804	5,273	6,077	2,938	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	1,221	574	4,347	4,921	2,154	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	674	459	3,171	3,630	1,531	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	3,413	1,604	15,873	17,477	7,027	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,131	1,550	8,131	9,681	3,082	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	(213)	740	3,409	4,149	3,139	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	170	513	1,417	1,930	729	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	469	715	2,775	3,490	1,457	2005
5356 E. Ponce De Leon	Stone Mountain, GA	—	604	3,888	1,010	610	4,892	5,502	3,057	2005
5390 E. Ponce De Leon	Stone Mountain, GA	—	397	1,791	569	402	2,355	2,757	1,327	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	(69)	716	2,045	2,761	1,042	2006
4555 Atwater Court	Buford, GA	—	881	3,550	397	885	3,943	4,828	1,828	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,292)	467	2,692	3,159	1,192	2007
596 Bonnie Valentine	Pendergrass, GA	—	2,580	21,730	2,058	2,594	23,774	26,368	7,414	2007
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	279	2,428	2,166	4,594	1,087	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,083	2,502	17,082	19,584	2,263	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,344	3,661	34,333	37,994	1,214	2019
Baltimore
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	5,317	1,863	17,948	19,811	6,713	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	216	3,208	8,395	11,603	2,892	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(870)	2,206	8,470	10,676	3,111	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	1,987	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	701	938	3,210	4,148	1,778	2005
10709 Gilroy Road	Hunt Valley, MD	1,675	913	2,705	(39)	913	2,666	3,579	1,923	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	832	1,136	4,626	5,762	2,884	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	1,218	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION as of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	13,010	2,823	13,097	15,920	4,601	2008
581 Welltown Road/Tyson Boulevard	Winchester, VA	—	2,320	—	11,276	2,401	11,195	13,596	3,793	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	1,676	3,411	18,820	22,231	4,640	2015
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	4,437	5,959	34,970	40,929	6,182	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	1,959	12,075	42,967	55,042	863	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,833	4,977	15,319	20,296	379	2020
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	1,847	287	2,679	2,966	2,457	1994
2700 Commerce Drive	Middletown, PA	—	196	997	857	206	1,844	2,050	1,715	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,840	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,295	209	1,942	2,151	1,736	1994
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	5,945	541	8,804	9,345	4,624	1997
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	438	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	2,623	1,341	9,739	11,080	5,939	2005
6951 Allentown Boulevard	Harrisburg, PA	—	585	3,176	55	601	3,215	3,816	1,551	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	68	964	5,970	6,934	3,657	2005
1351 Eisenhower Boulevard, Bldg. 1	Harrisburg, PA	—	382	2,343	3	387	2,341	2,728	1,115	2006
1351 Eisenhower Boulevard, Bldg. 2	Harrisburg, PA	—	436	1,587	(315)	443	1,265	1,708	566	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	1,806	2,769	18,732	21,501	8,730	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	(56)	316	2,206	2,522	889	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	12,822	2,341	11,981	14,322	3,999	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	57,941	7,019	57,944	64,963	17,658	2008
225 Cross Farm Lane	York, PA	—	4,718	—	23,548	4,715	23,551	28,266	7,690	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	950	1,226	5,724	6,950	3,063	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	70	4,070	14,549	18,619	5,214	2012
20 Leo Lane	York County, PA	—	6,884	—	27,485	6,889	27,480	34,369	4,787	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	17,890	4,388	18,357	22,745	2,720	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	13,849	3,128	14,180	17,308	2,396	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,288	13,724	41,266	54,990	3,152	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	11,614	3,171	11,608	14,779	588	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,984	2,087	9,956	12,043	143	2020

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	900	521	3,882	4,403	2,349	1994
1385 101st Street	Lemont, IL	—	967	5,554	1,605	968	7,158	8,126	4,292	1994
2300 Windsor Court	Addison, IL	—	688	3,943	841	696	4,776	5,472	2,952	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,159	205	2,308	2,513	1,150	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,916	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(27)	162	1,336	1,498	829	2000
1005 101st Street	Lemont, IL	4,395	1,200	6,643	1,548	1,220	8,171	9,391	3,781	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	700	433	3,057	3,490	1,317	2002
251 Airport Road	North Aurora, IL	3,402	983	—	6,710	983	6,710	7,693	2,897	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	1,846	1,181	11,296	12,477	5,364	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,459	1,220	4,474	5,694	2,526	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	768	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,328)	1,134	2,963	4,097	999	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,360	579	3,096	3,675	1,332	2007
1501 Oakton Street	Elk Grove Village, IL	4,487	3,369	6,121	96	3,482	6,104	9,586	2,541	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	529	762	2,969	3,731	1,433	2008
8505 50th Street	Kenosha, WI	—	3,212	—	33,063	3,212	33,063	36,275	11,207	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	830	4,476	16,891	21,367	5,282	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	74	4,201	17,678	21,879	5,423	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(147)	534	1,810	2,344	360	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,116	1,943	24,116	26,059	2,956	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	1,371	1,788	8,622	10,410	1,491	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	636	2017
8725 31st Street	Somers, WI	—	2,133	—	27,552	2,134	27,551	29,685	3,546	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	17,817	2,598	17,814	20,412	1,280	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	1,130	2,400	11,101	13,501	903	2019
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,462	1,109	7,551	8,660	4,326	1996
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,387	630	5,387	6,017	2,418	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,318	779	6,318	7,097	2,854	2002
4663 Dues Drive	Westchester, OH	—	858	2,273	606	875	2,862	3,737	1,977	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
9345 Princeton-Glendale Road	Westchester, OH	—	818	1,648	561	840	2,187	3,027	1,837	2006
9525 Glades Drive	Westchester, OH	—	347	1,323	240	355	1,555	1,910	829	2007
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	219	394	1,961	2,355	713	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	528	397	3,067	3,464	1,264	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	151	508	3,297	3,805	1,297	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	(252)	548	2,785	3,333	908	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	861	627	4,860	5,487	2,604	2007
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	5,304	681	11,838	(526)	691	11,302	11,993	4,950	2006
30333 Emerald Valley Parkway	Glenwillow, OH	—	466	5,447	(699)	475	4,739	5,214	2,134	2006
7800 Cochran Road	Glenwillow, OH	—	972	7,033	338	991	7,352	8,343	3,709	2006
7900 Cochran Road	Glenwillow, OH	2,938	775	6,244	(377)	792	5,850	6,642	2,703	2006
7905 Cochran Road	Glenwillow, OH	3,394	920	6,174	158	922	6,330	7,252	2,952	2006
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	5,696	2,496	12,469	14,965	2,878	2008
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,199	172	2,211	2,383	891	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	415	142	1,260	1,402	700	1997
900-906 Great Southwest Parkway	Arlington, TX	—	237	1,342	801	270	2,110	2,380	1,007	1997
3000 West Commerce	Dallas, TX	—	456	2,584	819	469	3,390	3,859	1,849	1997
405-407 113th	Arlington, TX	—	181	1,026	486	185	1,508	1,693	755	1997
816 111th Street	Arlington, TX	—	251	1,421	231	258	1,645	1,903	887	1997
1602-1654 Terre Colony	Dallas, TX	—	458	2,596	774	468	3,360	3,828	1,616	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	277	316	2,306	2,622	998	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	513	443	2,941	3,384	1,347	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(150)	255	2,086	2,341	954	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	503	442	2,976	3,418	1,332	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	638	507	3,476	3,983	1,572	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	589	306	2,459	2,765	1,138	2001
2015 McKenzie Drive	Carrolton, TX	1,797	510	2,891	662	516	3,547	4,063	1,560	2001
2009 McKenzie Drive	Carrolton, TX	1,588	476	2,699	416	481	3,110	3,591	1,470	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,081	629	4,603	5,232	1,946	2002
Plano Crossing Business Park	Plano, TX	6,153	1,961	11,112	841	1,981	11,933	13,914	5,282	2002

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
825-827 Avenue H	Arlington, TX	2,167	600	3,006	1,024	604	4,026	4,630	1,985	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	290	302	1,792	2,094	949	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	(78)	704	3,427	4,131	1,604	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	870	604	3,712	4,316	1,674	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	3,550	1,000	5,012	1,573	1,006	6,579	7,585	3,293	2004
2401-2407 Centennial Drive	Arlington, TX	1,670	600	2,534	643	604	3,173	3,777	1,725	2004
3111 West Commerce Street	Dallas, TX	2,921	1,000	3,364	1,877	1,011	5,230	6,241	3,037	2004
13800 Senlac Drive	Farmers Branch, TX	2,055	823	4,042	(474)	825	3,566	4,391	1,836	2005
801-831 S Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	1,341	2,586	17,892	20,478	13,071	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	392	601	3,717	4,318	2,238	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	56	481	2,826	3,307	1,891	2005
3301 Century Circle	Irving, TX	—	760	3,856	(111)	771	3,734	4,505	1,558	2007
3901 W Miller Road	Garland, TX	—	1,912	—	14,111	1,947	14,076	16,023	4,256	2008
1251 North Cockrell Hill Road	Dallas, TX	—	2,064	—	13,630	1,073	14,621	15,694	2,543	2015
1171 North Cockrell Hill Road	Dallas, TX	—	1,215	—	10,972	632	11,555	12,187	1,870	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	8,095	1,349	8,047	9,396	1,884	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	902	2015
2250 East Bardin Road	Arlington, TX	—	1,603	—	10,134	1,603	10,134	11,737	1,247	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	11,244	3,963	11,244	15,207	305	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	8,075	2,243	8,075	10,318	459	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	47,957	4,779	47,853	52,632	1,609	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	9,857	1,901	9,848	11,749	293	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	23,975	7,514	23,980	31,494	130	2020
Denver
4785 Elati	Denver, CO	—	173	981	390	175	1,369	1,544	672	1997
4770 Fox Street	Denver, CO	—	132	750	339	134	1,087	1,221	591	1997
3851-3871 Revere	Denver, CO	—	361	2,047	493	368	2,533	2,901	1,474	1997
4570 Ivy Street	Denver, CO	—	219	1,239	215	220	1,453	1,673	783	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	185	290	1,813	2,103	1,011	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	290	380	2,415	2,795	1,341	1997
5977 North Broadway	Denver, CO	—	268	1,518	509	271	2,024	2,295	1,113	1997
5952-5978 North Broadway	Denver, CO	—	414	2,346	758	422	3,096	3,518	1,715	1997
4721 Ironton Street	Denver, CO	—	232	1,313	682	236	1,991	2,227	932	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	6	441	2,695	3,136	1,536	1997

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
9500 West 49th Street - A	Wheatridge, CO	915	283	1,625	161	287	1,782	2,069	1,022	1997
9500 West 49th Street - B	Wheatridge, CO	770	225	1,272	243	227	1,513	1,740	837	1997
9500 West 49th Street - C	Wheatridge, CO	1,937	600	3,409	370	601	3,778	4,379	2,178	1997
9500 West 49th Street - D	Wheatridge, CO	852	246	1,537	145	247	1,681	1,928	897	1997
451-591 East 124th Avenue	Thornton, CO	—	383	2,145	830	383	2,975	3,358	1,396	1997
11701 East 53rd Avenue	Denver, CO	—	416	2,355	311	422	2,660	3,082	1,479	1997
5401 Oswego	Denver, CO	—	273	1,547	248	278	1,790	2,068	1,000	1997
445 Bryant Street	Denver, CO	7,213	1,829	10,219	3,362	1,829	13,581	15,410	7,041	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	530	305	2,211	2,516	1,192	1998
4940-4950 Paris	Denver, CO	—	152	861	282	156	1,139	1,295	602	1998
7367 South Revere Parkway	Centennial, CO	—	926	5,124	1,761	934	6,877	7,811	3,531	1998
8020 Southpark Circle	Littleton, CO	—	739	—	3,219	781	3,177	3,958	1,453	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,662	370	1,604	1,974	704	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	345	372	2,229	2,601	1,021	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	912	1,304	7,282	8,586	3,292	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	200	572	3,379	3,951	1,583	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	(135)	620	3,454	4,074	1,666	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	181	517	2,201	2,718	1,034	2005
4001 Salazar Way	Frederick, CO	3,143	1,271	6,508	(672)	1,276	5,831	7,107	2,322	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	195	500	1,458	1,958	1,007	2006
21301 E. 33rd Drive	Aurora, CO	6,070	2,860	8,202	924	2,859	9,127	11,986	1,804	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	336	2019
22300 E.. 26th Avenue	Aurora, CO	—	4,881	—	34,976	4,890	34,967	39,857	944	2019
Detroit
47461 Clipper	Plymouth Township, MI	—	122	723	159	122	882	1,004	554	1994
449 Executive Drive	Troy, MI	—	125	425	1,006	218	1,338	1,556	1,234	1994
1416 Meijer Drive	Troy, MI	—	94	394	473	121	840	961	740	1994
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,070	1994
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,894	1994
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	570	1994
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	583	1994
2730 Research Drive	Rochester Hills, MI	—	903	4,215	1,182	903	5,397	6,300	4,955	1994

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	732	560	3,460	4,020	3,043	1994
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	369	279	1,627	1,906	1,550	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	723	219	1,695	1,914	1,285	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	432	138	1,019	1,157	862	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	994	1994
23014 Commerce Drive	Farmington Hills, MI	—	39	203	189	56	375	431	353	1994
23035 Commerce Drive	Farmington Hills, MI	—	71	355	282	93	615	708	544	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,005	295	1,945	2,240	1,717	1994
23135 Commerce Drive	Farmington Hills, MI	—	146	701	408	158	1,097	1,255	950	1994
23163 Commerce Drive	Farmington Hills, MI	—	111	513	372	138	858	996	788	1994
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	645	254	1,573	1,827	1,447	1994
32975 Capitol Avenue	Livonia, MI	—	135	748	(13)	77	793	870	413	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	579	575	3,526	4,101	1,953	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(230)	58	610	668	414	1998
1775 Bellingham	Troy, MI	—	344	1,902	481	367	2,360	2,727	1,258	1998
1785 East Maple	Troy, MI	—	92	507	210	98	711	809	383	1998
980 Chicago	Troy, MI	—	206	1,141	333	220	1,460	1,680	791	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,391	1,371	8,449	9,820	4,752	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,037	721	4,728	5,449	2,471	1998
750 Chicago Road	Troy, MI	—	323	1,790	404	345	2,172	2,517	1,222	1998
800 Chicago Road	Troy, MI	—	283	1,567	380	302	1,928	2,230	1,064	1998
850 Chicago Road	Troy, MI	—	183	1,016	279	196	1,282	1,478	693	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	481	1,412	5,852	7,264	3,197	1999
1400 Allen Drive	Troy, MI	—	209	1,154	393	212	1,544	1,756	766	2000
1408 Allen Drive	Troy, MI	—	151	834	104	153	936	1,089	467	2000
28435 Automation Boulevard	Wixom, MI	—	621	—	3,689	628	3,682	4,310	1,467	2004
32200 N. Avis Drive	Madison Heights, MI	—	503	3,367	(921)	195	2,754	2,949	1,124	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	266	685	2,276	2,961	1,445	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,303	2006
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(211)	734	1,841	2,575	882	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	632	278	2,167	2,445	1,102	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,523	425	3,854	4,279	1,891	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	547	233	1,828	2,061	929	1997
8505 N. Loop East	Houston, TX	—	439	2,489	849	449	3,328	3,777	1,721	1997
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,253	611	4,604	5,215	2,534	1997
4851 Homestead Road	Houston, TX	2,417	491	2,782	2,191	504	4,960	5,464	2,353	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	546	290	2,151	2,441	1,126	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,011	470	3,612	4,082	1,964	1997
4300 Pine Timbers	Houston, TX	2,028	489	2,769	1,076	499	3,835	4,334	1,955	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,020	792	6,336	7,128	3,152	1997
6550 Longpointe	Houston, TX	—	362	2,050	906	370	2,948	3,318	1,577	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	1,966	531	4,683	5,214	2,302	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	946	251	2,234	2,485	1,123	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,300	616	5,445	6,061	2,702	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	(163)	940	4,512	5,452	1,869	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,221	2005
7230-7238 Wynnwood	Houston, TX	—	254	764	199	259	958	1,217	668	2007
7240-7248 Wynnwood	Houston, TX	—	271	726	393	276	1,114	1,390	701	2007
7250-7260 Wynnwood	Houston, TX	—	200	481	1,501	203	1,979	2,182	1,012	2007
6400 Long Point	Houston, TX	—	188	898	138	188	1,036	1,224	580	2007
7967 Blankenship	Houston, TX	—	307	1,166	200	307	1,366	1,673	642	2010
8800 City Park Loop East	Houston, TX	—	3,717	19,237	(691)	3,717	18,546	22,263	6,956	2011
4800 West Greens Road	Houston, TX	—	3,350	—	17,032	3,312	17,070	20,382	4,102	2014
611 East Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	1,313	2,013	8,701	10,714	1,515	2015
619 East Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	785	2,876	12,501	15,377	2,103	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,375	1,367	7,375	8,742	494	2018
607 East Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	232	2,076	11,906	13,982	699	2018
615 East Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(129)	4,265	11,854	16,119	877	2018
2737 W. Grand Parkway N.	Katy, TX	—	2,885	—	8,458	2,885	8,458	11,343	228	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	9,936	2,885	9,936	12,821	281	2019

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	331	912	2,210	3,122	1,016	2007
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	341	834	3,059	3,893	1,090	2007
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	316	942	2,766	3,708	1,200	2007
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	333	1,112	3,439	4,551	1,270	2007
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	400	951	3,475	4,426	1,311	2007
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	120	1,097	3,423	4,520	1,283	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	3,854	864	7,275	8,139	2,899	2007
12601 & 12605 NW 115th Avenue	Medley, FL	—	1,005	—	200	343	862	1,205	234	2008
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	39	3,111	4,673	7,784	994	2016
2500 NW 19th Street	Pompano Beach, FL	—	8,824	11,660	(544)	8,824	11,116	19,940	1,442	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	9,869	5,704	9,868	15,572	22	2020
Milwaukee
5355 South Westridge Drive	New Berlin, WI	—	1,630	7,058	36	1,646	7,078	8,724	2,696	2004
17005 W. Ryerson Road	New Berlin, WI	1,952	403	3,647	120	405	3,765	4,170	2,434	2005
16600 West Glendale Avenue	New Berlin, WI	1,515	704	1,923	799	715	2,711	3,426	2,126	2006
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	17,020	1,204	17,004	18,208	6,296	2008
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	—	1,358	8,622	13,263	1,519	21,724	23,243	14,380	1994
5400 Nathan Lane	Plymouth, MN	—	749	4,461	1,151	757	5,604	6,361	3,401	1994
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	1,150	1995
5775 12th Avenue	Shakopee, MN	2,910	590	—	5,628	590	5,628	6,218	2,292	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,811	888	7,683	8,571	3,579	1999
9600 West 76th Street	Eden Prairie, MN	—	1,000	2,450	69	1,036	2,483	3,519	1,096	2004
1087 Park Place	Shakopee, MN	3,100	1,195	4,891	537	1,198	5,425	6,623	1,950	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	110	1,395	8,256	9,651	3,132	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	4,309	1,296	7,157	753	1,299	7,907	9,206	4,469	2005
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	(172)	665	3,011	3,676	1,211	2006
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,316	1,343	7,248	8,591	2,616	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,091	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	(866)	2,289	7,086	9,375	2,613	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	1,031	2,635	9,188	11,823	2,670	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	52	2,096	7,936	10,032	1,911	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,751	1,634	7,740	9,374	1,297	2014
7051 West Broadway	Brooklyn Park, MN	3,142	1,275	—	5,829	1,279	5,825	7,104	883	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	581	493	3,362	3,855	1,816	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	673	365	2,708	3,073	1,342	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	1,612	888	5,955	6,843	3,070	2005
211 Ellery Court	Nashville, TN	1,556	606	3,192	(279)	616	2,903	3,519	1,255	2007
130 Maddox Road	Mount Juliet, TN	—	1,778	—	23,942	1,778	23,942	25,720	7,239	2008
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	890	503	3,605	4,108	1,950	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	827	593	4,046	4,639	2,232	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	610	375	2,663	3,038	1,442	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	532	377	2,564	2,941	1,403	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	509	362	2,462	2,824	1,326	1997
20 World's Fair Drive Lot 13	Somerset, NJ	—	9	—	2,738	691	2,056	2,747	953	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,166	978	6,648	7,626	3,197	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	480	479	3,161	3,640	1,578	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	289	262	1,758	2,020	871	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	608	965	6,014	6,979	2,953	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	573	970	6,003	6,973	2,950	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,201	1,534	10,716	12,250	5,069	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	509	396	2,708	3,104	1,266	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	692	901	5,691	6,592	2,775	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	791	1,154	7,197	8,351	3,437	2000
2500 Main Street	Sayreville, NJ	—	944	—	4,511	944	4,511	5,455	1,983	2002
2400 Main Street	Sayreville, NJ	—	996	—	5,528	996	5,528	6,524	2,222	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	488	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	606	1,309	5,225	6,534	2,365	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,224	9,730	26,224	35,954	3,065	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	32	3,984	15,912	19,896	1,943	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	384	2,738	8,574	11,312	812	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,950	3,688	7,946	11,634	243	2019
Northern California
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	174	3,440	2,022	5,462	164	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	298	4,897	4,504	9,401	145	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	75	5,158	3,858	9,016	137	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	105	3,312	2,128	5,440	9	2020
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	500	920	5,102	6,022	2,153	2005
8751 Skinner Court	Orlando, FL	—	1,691	7,249	20	1,692	7,268	8,960	1,161	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	63	2,094	10,507	12,601	1,598	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	12	1,321	6,188	7,509	704	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	(42)	1,031	6,364	7,395	555	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	536	2018
770 Gills Drive	Orlando, FL	—	851	5,195	7	851	5,202	6,053	209	2019
Phoenix
1045 S. Edward Drive	Tempe, AZ	—	390	2,160	795	396	2,949	3,345	1,302	1999
50 S. 56th Street	Chandler, AZ	—	1,206	3,218	1,428	1,252	4,600	5,852	2,561	2004
245 W. Lodge	Tempe, AZ	—	898	3,066	(2,137)	362	1,465	1,827	616	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	123	1,292	6,074	7,366	1,770	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	5,106	2,563	9,388	(406)	2,563	8,982	11,545	2,712	2008
8716 W. Ludlow Drive	Peoria, AZ	6,275	2,709	10,970	511	2,709	11,481	14,190	3,765	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	323	1,719	4,793	6,512	1,814	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	2,509	1,923	9,295	11,218	3,012	2008
8644 W. Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	1,586	2014
8606 W. Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	645	2014
8679 W. Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	627	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,901	4,315	16,901	21,216	2,544	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,391	6,271	31,379	37,650	3,180	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,372	1,805	5,372	7,177	166	2019

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
3600 North Cotton Lane	Goodyear, AZ	—	5,660	—	43,396	5,659	43,397	49,056	1,271	2020
3350 North Cotton Lane	Goodyear, AZ	—	6,373	31,198	—	6,373	31,198	37,571	—	2020
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	640	4,594	3,163	7,757	1,338	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	955	2,042	4,882	6,924	2,174	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	256	1,258	2,166	3,424	1,092	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	—	1,737	3,508	5,245	384	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	439	3,766	4,896	8,662	273	2018
22718 58th Place	Kent, WA	—	1,446	2,388	152	1,447	2,539	3,986	164	2019
14302 24th Street East Lot 1	Sumner, WA	—	2,643	—	9,989	2,643	9,989	12,632	628	2019
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	2,501	1,746	3,148	450	1,822	3,522	5,344	2,127	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	227	853	1,864	2,717	1,140	2005
2835 East Ana Street	Rancho Dominguez, CA	1,997	1,682	2,750	85	1,772	2,745	4,517	1,613	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,014	2,143	8,214	10,357	2,895	2006
27801 Avenue Scott	Santa Clarita, CA	5,176	2,890	7,020	1,147	2,902	8,155	11,057	3,400	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	2,066	3,031	7,869	10,900	2,791	2006
433 Alaska Avenue	Torrance, CA	—	681	168	755	684	920	1,604	140	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	563	1,446	1,797	3,243	774	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	125	821	883	1,704	428	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	159	565	612	1,177	359	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	65	483	428	911	223	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	132	1,102	758	1,860	288	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	151	1,214	1,021	2,235	543	2006
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	755	2,895	2,676	5,571	1,300	2006
13100 Gregg Street	Poway, CA	2,627	1,040	4,160	740	1,073	4,867	5,940	2,624	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	221	2,608	3,408	6,016	1,579	2007
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,689	2007
3365 E. Slauson	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,339	2007
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,554	20,144	15,409	35,553	6,328	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	45	1,441	818	2,259	439	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(710)	675	690	1,365	344	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	379	2007
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,238)	1,819	1,318	3,137	806	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	545	2,565	3,056	5,621	1,493	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	309	6,090	8,182	14,272	5,128	2008
18201-18291 Santa Fe	Rancho Dominguez, CA	—	6,720	—	9,494	6,897	9,317	16,214	3,250	2008
1011 Rancho Conejo	Thousand Oaks, CA	—	7,717	2,518	(170)	7,752	2,313	10,065	1,351	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	397	5,964	2,737	8,701	1,683	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	907	2,874	3,733	6,607	1,733	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	741	8,545	7,880	16,425	2,111	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,279	6,482	28,339	34,821	6,382	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	10,993	6,382	10,997	17,379	2,109	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,764	32,540	21,760	54,300	4,094	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	(816)	—	6,015	6,015	1,255	2014
4710 Guasti Road	Ontario, CA	4,718	2,846	6,564	213	2,846	6,777	9,623	1,547	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	5,059	2014
13414 S. Figueroa	Los Angeles, CA	3,661	1,701	—	6,577	1,887	6,391	8,278	1,047	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,066	4,400	8,066	12,466	1,679	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,584	2,694	4,583	7,277	927	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	4,469	2,792	4,469	7,261	910	2015
145 West 134th Street	Los Angeles, CA	—	2,901	2,285	173	2,901	2,458	5,359	640	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	(168)	3,182	10,475	13,657	1,779	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	55	5,034	22,150	27,184	3,909	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,475	1,274	11,475	12,749	1,468	2016
1445 Engineer Street	Vista, CA	—	6,816	4,417	55	6,816	4,472	11,288	1,090	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,538	9,381	7,358	16,739	750	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	298	4,275	8,573	12,848	1,033	2017
2777 Loker Avenue West	Carlsbad, CA	9,926	7,599	13,267	306	7,599	13,573	21,172	1,636	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,731	4,900	12,731	17,631	1,457	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,375	9,813	13,329	23,142	1,513	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	2,895	2,907	6,151	37	2,909	6,186	9,095	550	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
3809 Ocean Ranch Boulevard	Oceanside, CA	3,156	3,140	6,964	73	3,141	7,036	10,177	619	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,851	5,438	10,278	33	5,442	10,307	15,749	932	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,207	17,066	63,164	80,230	4,126	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,978	1,508	2,978	4,486	200	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	11,185	3,847	11,185	15,032	1,557	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,293	3,107	8,293	11,400	553	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	19,191	7,099	19,191	26,290	1,643	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,912	5,423	13,912	19,335	1,020	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,371	1,873	5,371	7,244	506	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	63	1,813	3,903	5,716	173	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	50	6,641	8,205	14,846	340	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	1	1,392	1,533	2,925	92	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	2	2,130	1,965	4,095	143	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	294	3,836	3,818	7,654	172	2019
353 Perry Street	Perris, CA	—	1,780	—	18,871	1,788	18,863	20,651	589	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	201	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	22,616	13,402	22,624	36,026	376	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,744	1,745	4,744	6,489	79	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,433	3,333	8,433	11,766	69	2020
19302-19400 S. Laurel Park	Rancho Dominguez, CA	—	12,816	1,649	891	12,815	2,541	15,356	—	2020
Other
600 Greene Drive	Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	7,635	2008
7501 NW 106th Terrace	Kansas City, MO	—	4,152	—	13,786	4,228	13,710	17,938	4,173	2008
1908-2000 Innerbelt	Overland, MO	—	1,590	9,026	1,775	1,591	10,800	12,391	6,063	2004
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(10)	1,713	10,857	12,570	4,627	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2020
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/20				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2020
		(In thousands)
Developments in Process
First Nandina II Logistics Center BTS	Moreno Valley, CA	—	4,016	—	6,682	4,066	6,632	10,698	—	2018
First 95 Distribution Center	Pompano Beach, FL	—	8,771	—	1,656	8,787	1,640	10,427	—	2018
First Cypress Creek Commerce Center Building B	Fort Lauderdale, FL	—	—	—	6,631	—	6,631	6,631	—	2019
First Cypress Creek Commerce Center Building C	Fort Lauderdale, FL	—	—	—	10,231	—	10,231	10,231	—	2019
First Cypress Creek Commerce Center Building D	Fort Lauderdale, FL	—	—	—	7,741	—	7,741	7,741	—	2019
First Park Miami Building 2	Medley, FL	—	14,871	—	3,362	14,801	3,432	18,233	—	2020
First Park Miami Building 9	Medley, FL	—	7,645	—	2,126	7,589	2,182	9,771	—	2020
First Park Miami Building 11	Medley, FL	—	11,467	—	2,622	11,449	2,640	14,089	—	2020
Land Parcels
Land Parcels			245,361	1,062	42,590	240,689	48,325	289,014	5,212
Total		144,214	1,102,528	1,475,003	1,532,365	1,091,624	3,018,272	4,109,896	839,349

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2020
NOTES:
(a)See description of encumbrances in Note 4 to the Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.
(b)Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	3 to 16 years
Tenant Improvements, Leasehold Improvements	Lease Term

At December 31, 2020, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $4.0 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2020	2019	2018
	(In thousands)
Balance, Beginning of Year	$3,830,209	$3,673,644	$3,495,745
Acquisition of Real Estate Assets	247,250	148,660	162,769
Construction Costs and Improvements	160,491	289,877	190,383
Disposition of Real Estate Assets	(109,070)	(258,639)	(148,408)
Impairment of Real Estate	—	—	(2,756)
Write-off of Fully Depreciated and Other Assets	(18,984)	(23,333)	(24,089)
Balance, End of Year Including Real Estate Held for Sale	$4,109,896	$3,830,209	$3,673,644
Real Estate Held for Sale (A)	(22,263)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$4,087,633	$3,830,209	$3,673,644

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2020	2019	2018
	(In thousands)
Balance, Beginning of Year	$804,780	$811,784	$789,919
Depreciation for Year	102,533	98,333	94,626
Disposition of Real Estate Assets	(49,390)	(82,919)	(49,144)
Write-off of Fully Depreciated and Other Assets	(18,574)	(22,418)	(23,617)
Balance, End of Year Including Real Estate Held for Sale	$839,349	$804,780	$811,784
Real Estate Held for Sale (B)	(6,956)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$832,393	$804,780	$811,784
_______________
(A) The Real Estate Held for Sale at December 31, 2020 excludes $454 of other assets.
(B) The Real Estate Held for Sale at December 31, 2020 excludes $98 of accumulated amortization related to the other assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 15, 2021

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 15, 2021

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 15, 2021
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 15, 2021
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 15, 2021
John Rau

/S/ TERESA B. BAZEMORE	Director	February 15, 2021
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 15, 2021
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 15, 2021
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 15, 2021
L. Peter Sharpe

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
Date: February 15, 2021

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 15, 2021

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 15, 2021
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 15, 2021
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 15, 2021
John Rau

/S/ TERESA B. BAZEMORE	Director	February 15, 2021
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 15, 2021
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 15, 2021
Denise A. Olsen

/S/ L. PETER SHARPE	Director	February 15, 2021
L. Peter Sharpe