Form 10-Q
period 2021-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2021-04-23
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
At April 21, 2021, 129,127,510 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2021 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2021, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
•Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, although operations are also conducted through several other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through several separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.
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

To help investors understand the differences between the Company and the Operating Partnership, this report provides the following disclosures for each of the Company and the Operating Partnership:
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,100,268	$1,087,907
Buildings and Improvements	2,968,490	2,922,152
Construction in Progress	77,418	77,574
Less: Accumulated Depreciation	(846,942)	(832,393)
Net Investment in Real Estate	3,299,234	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $7,054	4,147	15,663
Operating Lease Right-of-Use Assets	24,953	25,205
Cash and Cash Equivalents	97,723	162,090
Restricted Cash	81,975	37,568
Tenant Accounts Receivable	8,914	5,714
Investment in Joint Ventures	46,424	45,697
Deferred Rent Receivable	89,985	84,567
Deferred Leasing Intangibles, Net	23,884	25,211
Prepaid Expenses and Other Assets, Net	139,614	134,983
Total Assets	$3,816,853	$3,791,938
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$142,676	$143,879
Senior Unsecured Notes, Net	992,481	992,300
Unsecured Term Loans, Net	458,785	458,462
Accounts Payable, Accrued Expenses and Other Liabilities	94,110	120,292
Operating Lease Liabilities	22,608	22,826
Deferred Leasing Intangibles, Net	10,577	11,064
Rents Received in Advance and Security Deposits	78,613	62,092
Dividends and Distributions Payable	36,118	33,703
Total Liabilities	1,835,968	1,844,618
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 129,127,858 and 129,051,412 shares issued and outstanding)	1,291	1,290
Additional Paid-in Capital	2,221,256	2,224,691
Distributions in Excess of Accumulated Earnings	(281,323)	(306,294)
Accumulated Other Comprehensive Loss	(10,312)	(16,953)
Total First Industrial Realty Trust, Inc.'s Equity	1,930,912	1,902,734
Noncontrolling Interests	49,973	44,586
Total Equity	1,980,885	1,947,320
Total Liabilities and Equity	$3,816,853	$3,791,938
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Lease Revenue	$115,667	$108,375
Other Revenue	592	1,968
Total Revenues	116,259	110,343
Expenses:
Property Expenses	33,242	29,081
General and Administrative	8,564	9,251
Depreciation and Other Amortization	31,975	30,931
Total Expenses	73,781	69,263
Other Income (Expense):
Gain on Sale of Real Estate	34,645	13,993
Interest Expense	(12,673)	(12,804)
Amortization of Debt Issuance Costs	(949)	(788)
Total Other Income (Expense)	21,023	401
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Benefit	63,501	41,481
Equity in Loss of Joint Ventures	(73)	(29)
Income Tax Benefit	155	77
Net Income	63,583	41,529
Less: Net Income Attributable to the Noncontrolling Interests	(1,385)	(895)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$62,198	$40,634
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.48	$0.32
Weighted Average Shares Outstanding - Basic	129,088	126,934
Weighted Average Shares Outstanding - Diluted	129,172	127,111
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net Income	$63,583	$41,529
Mark-to-Market Gain (Loss) on Derivative Instruments	6,653	(14,590)
Amortization of Derivative Instruments	102	102
Comprehensive Income	70,338	27,041
Comprehensive Income Attributable to Noncontrolling Interests	(1,533)	(582)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$68,805	$26,459
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2021:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	62,198	—	1,385	63,583
Other Comprehensive Income	—	—	—	6,607	148	6,755
Stock Based Compensation Activity	1	(1,347)	(2,294)	—	2,585	(1,055)
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(34,933)	—	(785)	(35,718)
Conversion of Limited Partner Units to Common Stock	—	22	—	—	(22)	—
Reallocation - Additional Paid-in Capital	—	(2,110)	—	—	2,110	—
Reallocation - Other Comprehensive Income	—	—	—	34	(34)	—
Balance as of March 31, 2021	$1,291	$2,221,256	$(281,323)	$(10,312)	$49,973	$1,980,885

Three Months Ended March 31, 2020:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	$1,272	$2,138,298	$(365,050)	$(21,054)	$37,515	$1,790,981
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$63,583	$41,529
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	26,254	24,906
Amortization of Debt Issuance Costs	949	788
Other Amortization, including Stock Based Compensation	7,985	7,920
Equity in Loss of Joint Ventures	73	29
Gain on Sale of Real Estate	(34,645)	(13,993)
Straight-line Rental Income and Expense, Net	(5,482)	(2,898)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(7,617)	(4,452)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,695)	(13,560)
Net Cash Provided by Operating Activities	41,405	40,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(23,877)	(142,380)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(62,136)	(55,813)
Net Proceeds from Sales of Investments in Real Estate	65,535	26,030
Contributions to and Investments in Joint Ventures	(741)	(339)
Increase in Escrow Deposits	(843)	(10,550)
Net Cash Used in Investing Activities	(22,062)	(183,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(60)	—
Tax Paid on Shares Withheld	(5,126)	(5,944)
Common Stock Dividends and Unit Distributions Paid	(32,844)	(29,730)
Repayments on Mortgage Loans Payable	(1,273)	(1,257)
Proceeds from Unsecured Credit Facility	—	232,000
Repayments on Unsecured Credit Facility	—	(70,000)
Net Cash (Used in) Provided by Financing Activities	(39,303)	125,069
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(19,960)	(17,714)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$179,698	$135,004

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,923	$1,558
Cash Paid for Operating Lease Liabilities	$798	$727
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$—	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$36,118	$32,857
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(22)	$(2,064)
Common Stock	—	2
Additional Paid-in Capital	22	2,062
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$669	$3,385
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,472	$34,307
Tenant Improvements Funded by Tenant	$15,992	$—
Write-off of Fully Depreciated Assets	$(5,283)	$(6,195)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,100,268	$1,087,907
Buildings and Improvements	2,968,490	2,922,152
Construction in Progress	77,418	77,574
Less: Accumulated Depreciation	(846,942)	(832,393)
Net Investment in Real Estate (including $255,897 and $245,396 related to consolidated variable interest entities, see Note 5)	3,299,234	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $7,054	4,147	15,663
Operating Lease Right-of-Use Assets	24,953	25,205
Cash and Cash Equivalents	97,723	162,090
Restricted Cash	81,975	37,568
Tenant Accounts Receivable	8,914	5,714
Investment in Joint Ventures	46,424	45,697
Deferred Rent Receivable	89,985	84,567
Deferred Leasing Intangibles, Net	23,884	25,211
Prepaid Expenses and Other Assets, Net	148,989	144,353
Total Assets	$3,826,228	$3,801,308
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $6,250 and $6,292 related to consolidated variable interest entities, see Note 5)	$142,676	$143,879
Senior Unsecured Notes, Net	992,481	992,300
Unsecured Term Loans, Net	458,785	458,462
Accounts Payable, Accrued Expenses and Other Liabilities	94,110	120,292
Operating Lease Liabilities	22,608	22,826
Deferred Leasing Intangibles, Net	10,577	11,064
Rents Received in Advance and Security Deposits	78,613	62,092
Distributions Payable	36,118	33,703
Total Liabilities	1,835,968	1,844,618
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (129,127,858 and 129,051,412 units outstanding)	1,922,260	1,898,635
Limited Partners Units (3,031,930 and 2,713,142 units outstanding)	73,602	70,435
Accumulated Other Comprehensive Loss	(10,553)	(17,308)
Total First Industrial L.P.'s Partners' Capital	1,985,309	1,951,762
Noncontrolling Interests	4,951	4,928
Total Partners' Capital	1,990,260	1,956,690
Total Liabilities and Partners' Capital	$3,826,228	$3,801,308
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues:
Lease Revenue	$115,667	$108,375
Other Revenue	592	1,968
Total Revenues	116,259	110,343
Expenses:
Property Expenses	33,242	29,081
General and Administrative	8,564	9,251
Depreciation and Other Amortization	31,975	30,931
Total Expenses	73,781	69,263
Other Income (Expense):
Gain on Sale of Real Estate	34,645	13,993
Interest Expense	(12,673)	(12,804)
Amortization of Debt Issuance Costs	(949)	(788)
Total Other Income (Expense)	21,023	401
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Benefit	63,501	41,481
Equity in Loss of Joint Ventures	(73)	(29)
Income Tax Benefit	155	77
Net Income	63,583	41,529
Less: Net Income Attributable to the Noncontrolling Interests	(18)	(50)
Net Income Available to Unitholders and Participating Securities	$63,565	$41,479
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.48	$0.32
Weighted Average Units Outstanding - Basic	131,172	129,070
Weighted Average Units Outstanding - Diluted	131,634	129,400
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net Income	$63,583	$41,529
Mark-to-Market Gain (Loss) on Derivative Instruments	6,653	(14,590)
Amortization of Derivative Instruments	102	102
Comprehensive Income	70,338	27,041
Comprehensive Income Attributable to Noncontrolling Interests	(18)	(50)
Comprehensive Income Attributable to Unitholders	$70,320	$26,991
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2021:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	62,176	1,389	—	18	63,583
Other Comprehensive Income	—	—	6,755	—	6,755
Stock Based Compensation Activity	(3,640)	2,585	—	—	(1,055)
Unit Distributions ($0.27 Per Unit)	(34,933)	(785)	—	—	(35,718)
Conversion of Limited Partner Units to General Partner Units	22	(22)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	29	29
Distributions to Noncontrolling Interests	—	—	—	(24)	(24)
Balance as of March 31, 2021	$1,922,260	$73,602	$(10,553)	$4,951	$1,990,260

Three Months Ended March 31, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$63,583	$41,529
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	26,254	24,906
Amortization of Debt Issuance Costs	949	788
Other Amortization, including Stock Based Compensation	7,985	7,920
Equity in Loss of Joint Ventures	73	29
Gain on Sale of Real Estate	(34,645)	(13,993)
Straight-line Rental Income and Expense, Net	(5,482)	(2,898)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(7,622)	(4,091)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,695)	(13,560)
Net Cash Provided by Operating Activities	41,400	40,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(23,877)	(142,380)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(62,136)	(55,813)
Net Proceeds from Sales of Investments in Real Estate	65,535	26,030
Contributions to and Investments in Joint Ventures	(741)	(339)
Increase in Escrow Deposits	(843)	(10,550)
Net Cash Used in Investing Activities	(22,062)	(183,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(60)	—
Tax Paid on Units Withheld	(5,126)	(5,944)
Unit Distributions Paid	(32,844)	(29,730)
Contributions from Noncontrolling Interests	29	5
Distributions to Noncontrolling Interests	(24)	(366)
Repayments on Mortgage Loans Payable	(1,273)	(1,257)
Proceeds from Unsecured Credit Facility	—	232,000
Repayments on Unsecured Credit Facility	—	(70,000)
Net Cash (Used in) Provided by Financing Activities	(39,298)	124,708
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(19,960)	(17,714)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$179,698	$135,004

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$1,923	$1,558
Cash Paid for Operating Lease Liabilities	$798	$727
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$—	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$36,118	$32,857
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(22)	$(2,064)
General Partner Units	22	2,064
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$669	$3,385
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$32,472	$34,307
Tenant Improvements Funded by Tenant	$15,992	$—
Write-off of Fully Depreciated Assets	$(5,283)	$(6,195)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at March 31, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.3% at March 31, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2021, we owned 428 industrial properties located in 20 states, containing an aggregate of approximately 62.1 million square feet of gross leasable area ("GLA"). Of the 428 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2020 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2020 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2020 audited consolidated financial statements included in our 2020 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2021 and December 31, 2020, and the reported amounts of revenues and expenses for the three months ended March 31, 2021 and 2020. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2021 and December 31, 2020, the results of our operations and comprehensive income for each of the three months ended March 31, 2021 and 2020, and our cash flows for each of the three months ended March 31, 2021 and 2020. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2021, we acquired one industrial property comprised of approximately 0.1 million square feet of GLA and three land parcels. We accounted for the property and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price to each major asset class for the industrial property and land parcels acquired during the three months ended March 31, 2021:

Land	$17,049
Building and Improvements	7,036
Total Purchase Price	$24,085
The revenue and net income associated with the acquisition of the industrial property and land parcels, since their respective acquisition dates, are not significant to the three months ended March 31, 2021.
Real Estate Held for Sale
As of March 31, 2021, we had one land parcel held for sale.
Sales
During the three months ended March 31, 2021, we sold three industrial properties and two industrial condominium units comprised of approximately 1.1 million square feet of GLA. Gross proceeds from the sales were $67,212. The gain on sale of real estate attributable to these sales was $34,645.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2021	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2021	December 31, 2020
Mortgage Loans Payable, Gross	$142,941	$144,214	4.03% – 4.85%	4.03% – 4.85%	October 2021 – August 2028
Unamortized Debt Issuance Costs	(265)	(335)
Mortgage Loans Payable, Net	$142,676	$143,879
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(6,027)	(6,206)
Unamortized Discounts	(63)	(65)
Senior Unsecured Notes, Net	$992,481	$992,300
Unsecured Term Loans, Gross
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan (A) (C)	200,000	200,000	2.49%	N/A	7/15/2021
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,215)	(1,538)
Unsecured Term Loans, Net	$458,785	$458,462
Unsecured Credit Facility (B)	$—	$—	N/A	N/A	10/29/2021
_______________
(A) The interest rate at March 31, 2021 includes the impact of derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. We intend to refinance the Unsecured Credit Facility prior to its maturity or exercise the one-year extension. Amounts exclude unamortized debt issuance costs of $732 and $1,049 as of March 31, 2021 and December 31, 2020, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
(C) We have two, one-year extension options at our election. We intend to refinance prior to its maturity or exercise the one-year extension.
Mortgage Loans Payable, Net
As of March 31, 2021, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $224,023. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2021.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2021	$260,618
2022	332,024
2023	321
2024	335
2025	349
Thereafter	1,007,865
Total	$1,601,512
Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2021; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2021 and December 31, 2020, the fair value of our indebtedness was as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$142,941	$146,770	$144,214	$148,770
Senior Unsecured Notes, Net	998,508	1,069,826	998,506	1,096,262
Unsecured Term Loans	460,000	460,946	460,000	458,207
Total	$1,601,449	$1,677,542	$1,602,720	$1,703,239
_______________
(A) The carrying amounts include unamortized premiums and discounts and exclude unamortized debt issuance costs.
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Term Loans was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes and the Unsecured Term Loans was primarily based upon Level 3 inputs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2021	December 31, 2020
ASSETS
Assets:
Net Investment in Real Estate	$255,897	$245,396
Operating Lease Right-of-Use Assets	13,152	13,173
Cash and Cash Equivalents	3,955	4,090
Deferred Rent Receivable	9,695	9,219
Prepaid Expenses and Other Assets, Net	9,800	8,077
Total Assets	$292,499	$279,955
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$6,250	$6,292
Accounts Payable, Accrued Expenses and Other Liabilities	7,654	10,067
Operating Lease Liabilities	10,297	10,304
Rents Received in Advance and Security Deposits	4,128	4,130
Partners' Capital	264,170	249,162
Total Liabilities and Partners' Capital	$292,499	$279,955
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture ("Joint Venture I") and a 43% interest in another joint venture ("Joint Venture II", together with Joint Venture I, the "Joint Ventures"). The Joint Ventures were both formed for the purpose of developing, leasing, operating and potentially selling land located in the Phoenix, Arizona metropolitan area.
Under the operating agreements for each of the Joint Ventures, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, both of the Joint Ventures' operating agreements provide us the ability to earn incentive fees based on the ultimate financial performance of each of the Joint Ventures.
During the three months ended March 31, 2021 and 2020, we recognized fees of $125 and $60 from the Joint Ventures related to asset management and development services we provided to the Joint Ventures. At March 31, 2021, we had an aggregate receivable from the Joint Ventures of $77.
As part of our assessment of the appropriate accounting treatment for the Joint Ventures, we reviewed the operating agreements of each Joint Venture in order to determine our rights and the rights of our joint venture partners, including whether those rights are protective or participating. Each operating agreement contains certain protective rights, such as the requirement of both members' approvals to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. Also, we and our Joint Venture partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing, and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of each Joint Venture. As such, we concluded to account for our investments in each Joint Venture under the equity method of accounting.

6. Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of Limited Partner Units issued in connection with the grant of restricted limited partner Units ("RLP Units") pursuant to the Company's stock incentive plan, are collectively referred to as the “Noncontrolling Interests.” An RLP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a “profits interest” for U.S. federal income tax purposes and is an award that is granted under our stock incentive plan (see Note 9). Generally, RLP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of Common Stock underlying such RLP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an RLP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such RLP Unit (which will initially be zero) equal to, on a per-unit basis, the book capital account balance associated with a "common" Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder to one share of Common Stock or a cash equivalent, at the Company's option. Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
Noncontrolling Interest - Joint Venture II

Our ownership interest in Joint Venture II is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in Joint Venture II as a Noncontrolling Interest.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2021:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
Other Comprehensive Gain Before Reclassifications	4,956	4,956	(114)	4,842
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,799	1,799	—	1,799
Net Current Period Other Comprehensive Gain	6,755	6,755	(114)	6,641
Balance as of March 31, 2021	$(10,553)	$(10,553)	$241	$(10,312)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$102	Interest Expense
Net Settlement Payments to our Counterparties	1,697	382	Interest Expense
Total	$1,799	$484
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2015 Swaps and the 2021 Swaps (as defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$62,198	$40,634
Net Income Allocable to Participating Securities	(61)	(59)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$62,137	$40,575
Denominator (In Thousands):
Weighted Average Shares - Basic	129,088	126,934
Effect of Dilutive Securities:
Performance Units (See Note 9)	84	177
Weighted Average Shares - Diluted	129,172	127,111
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.48	$0.32
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net Income Available to Unitholders and Participating Securities	$63,565	$41,479
Net Income Allocable to Participating Securities	(160)	(123)
Net Income Available to Unitholders	$63,405	$41,356
Denominator (In Thousands):
Weighted Average Units - Basic	131,172	129,070
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	462	330
Weighted Average Units - Diluted	131,634	129,400
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.48	$0.32
At March 31, 2021 and 2020, participating securities for the Company include 150,637 and 210,886, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2021 and 2020, participating securities for the Operating Partnership include 383,320 and 445,735, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2021, 58,568 performance units ("Performance Units") and 263,621 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $7,162 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the three months ended March 31, 2021, 63,951 shares of restricted stock units ("Service Units") and 45,729 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees based on service-based criteria, which had an aggregate fair value of approximately $4,761 on the grant date. The Service Awards granted to employees generally vest ratably over three years based on continued employment. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the three months ended March 31, 2021, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,613 and $3,641 for the three months ended March 31, 2021 and 2020, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $703 and $982 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, we had $21,029 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.01 years.
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
In connection with the origination of each Unsecured Term Loan (see Note 4), we entered into interest rate swaps to manage our exposure to changes in the one-month LIBOR rate. We have six interest rate swaps, with an aggregate notional value of $260,000, that fix the one-month LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022 (the "2015 Swaps") and three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% that commenced February 1, 2021 and mature on February 2, 2026 (the "2021 Swaps"). We also had four interest rate swaps, with an aggregate notional value of $200,000, that fixed the one-month LIBOR rate at a weighted average rate of 2.29% and matured on January 29, 2021 (the "2014 Swaps"). We designated the 2014 Swaps, the 2015 Swaps and the 2021 Swaps as cash flow hedges.
Additionally, during the three months ended March 31, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matured on April 1, 2021, had a notional value of $150,000 and fixed the one-month LIBOR rate at 0.42%.

Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of March 31, 2021, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line items Prepaid Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of March 31, 2021 and 2020:

		Fair Value Measurements:
Description	Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$188	—	$188	—
Liabilities:
2015 Swaps	$(6,172)	—	$(6,172)	—
2021 Swaps	$(1,257)	—	$(1,257)	—

	Fair Value at December 31, 2020
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(333)	—	$(333)	—
2015 Swaps	$(7,317)	—	$(7,317)	—
2021 Swaps	$(6,244)	—	$(6,244)	—
Derivatives not designated as a hedging instrument:
Liabilities:
2020 Swap	$(106)	—	$(106)	—
There was no ineffectiveness recorded on the 2014 Swaps, 2015 Swaps or the 2021 Swaps during the three months ended March 31, 2021. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At March 31, 2021 and December 31, 2020, the Operating Partnership had receivable balances of $9,385 and $9,380, respectively, from a direct wholly-owned subsidiary of the Company.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2021, we had eight industrial properties totaling approximately 2.3 million square feet of GLA under construction. The estimated total investment as of March 31, 2021 is approximately $234,900. Of this amount, approximately $141,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From April 1, 2021 to April 22, 2021, we sold one land parcel for gross proceeds of $11,000, excluding transaction costs.

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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2020 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2021, we owned 428 industrial properties located in 20 states, containing an aggregate of approximately 62.1 million square feet of gross leasable area ("GLA"). Of the 428 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at March 31, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.3% at March 31, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•Disposition Strategy. We continually evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. We look to sell assets we believe have lower rent growth potential and redeploy the capital into assets we believe have higher rent growth potential in key logistics markets. We also seek to reduce our percentage of our holdings of light industrial and R&D/flex assets over time.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also evaluate joint venture arrangements as another source of capital to finance acquisitions and developments.

Summary of the Three Months Ended March 31, 2021
Despite the COVID-19 pandemic, our operating results continue to remain strong in 2021. Our quarter-end in service occupancy was 95.7% and during the three months ended March 31, 2021 we grew cash rental rates by 10.4% on new and renewal leases. After resuming speculative development in the fourth quarter of 2020, we started three additional buildings comprising 1.4 million square feet of GLA in the first quarter of 2021. We continue to position ourselves for future development activity via the acquisition of land located in our target markets during the quarter. Although the impact of COVID-19 pandemic has had an overall minimal impact on us in 2020 and so far in 2021, we cannot predict the future impact it may have on our business, future financial condition and operating results.
During the three months ended March 31, 2021, we completed the following significant real estate activities:
•We acquired one industrial property comprised of approximately 0.1 million square feet of GLA located in the Northern California market for an aggregate purchase price of $12.3 million, excluding transactions costs.
•We acquired approximately 16.6 acres of land for development located in the Inland Empire, Northern California and Philadelphia markets, for an aggregate purchase price of $11.8 million, excluding transaction costs.
•We commenced speculative development of three industrial buildings totaling 1.4 million square feet of GLA in our Nashville, Phoenix and Inland Empire markets.
•We sold three industrial properties and two industrial condominium units comprising approximately 1.1 million square feet of GLA for gross sales proceeds of $67.2 million.
Our significant financing activities during the three months ended March 31, 2021 were:
•We declared a first quarter cash dividend of $0.27 per common share or Unit per quarter, an increase of 8.0% from the 2020 quarterly rate.
•At March 31, 2021, we have $724.6 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents was approximately $97.7 million.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2021 and 2020. Same store properties are properties owned prior to January 1, 2020 and held as an in-service property through March 31, 2021 and developments and redevelopments that were placed in service prior to January 1, 2020. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2019 and held as an operating property through March 31, 2021. Sold properties are properties that were sold subsequent to December 31, 2019. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2020; or b) stabilized prior to January 1, 2020. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
Our net income was $63.6 million and $41.5 million for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021 and 2020, the average daily occupancy rate of our same store properties was 95.8% and 96.8%, respectively.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$105,903	$101,442	$4,461	4.4%
Acquired Properties	3,023	47	2,976	6,331.9%
Sold Properties	998	6,022	(5,024)	(83.4)%
(Re)Developments	5,136	1,524	3,612	237.0%
Other	1,199	1,308	(109)	(8.3)%
Total Revenues	$116,259	$110,343	$5,916	5.4%
Revenues from same store properties increased $4.5 million primarily due to an increase in rental rates and tenant recoveries and a decrease in reserves taken on receivable amounts, offset by a decrease in occupancy and final insurance settlement proceeds of $1.1 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2016. Revenues from acquired properties increased $3.0 million due to the nine industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.6 million square feet of GLA. Revenues from sold properties decreased $5.0 million due to the 32 industrial properties sold subsequent to December 31, 2019 totaling approximately 3.0 million square feet of GLA as well as a lease we reclassified from an operating lease to a sales-type lease in 2019, for which the sale of such property subsequently closed in 2020. Revenues from (re)developments increased $3.6 million due to an increase in occupancy. Revenues from other remained relatively unchanged.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$28,256	$24,504	$3,752	15.3%
Acquired Properties	660	16	644	4,025.0%
Sold Properties	138	1,503	(1,365)	(90.8)%
(Re)Developments	1,559	668	891	133.4%
Other	2,629	2,390	239	10.0%
Total Property Expenses	$33,242	$29,081	$4,161	14.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.8 million primarily due to an increase in snow removal costs and real estate tax expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties (including expenses related to the lease reclassified as a sales-type lease) decreased $1.4 million due to properties sold subsequent to December 31, 2019. Property expenses from (re)developments increased $0.9 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.

General and administrative expense decreased by $0.7 million, or 7.4%, primarily due to severance and regional wind-up expenses ($0.9 million) associated with the closing of our Indianapolis office during the twelve months ended December 31, 2020.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$27,944	$28,396	$(452)	(1.6)%
Acquired Properties	1,356	—	1,356	—
Sold Properties	184	1,194	(1,010)	(84.6)%
(Re) Developments	1,938	711	1,227	172.6%
Corporate Furniture, Fixtures and Equipment and Other	553	630	(77)	(12.2)%
Total Depreciation and Other Amortization	$31,975	$30,931	$1,044	3.4%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (re)developments increased $1.2 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended March 31, 2021, we recognized $34.6 million of gain on sale of real estate related to the sale of three industrial properties and two industrial condominium units comprised of approximately 1.1 million square feet of GLA. For the three months ended March 31, 2020, we recognized $14.0 million of gain on sale of real estate related to the sale of nine industrial properties comprised of approximately 0.2 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small decrease was caused by a decrease in the weighted average interest rate for the three months ended March 31, 2021 (3.70%) as compared to the three months ended March 31, 2020 (3.80%) and an increase in capitalized interest of $0.4 million caused by an increase in development costs eligible for capitalization during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2021 ($1,601.9 million) as compared to the three months ended March 31, 2020 ($1,520.3 million).
Amortization of debt issuance costs increased by $0.2 million, or 20.4%, primarily due to debt issuance costs incurred related to the refinancing of a $200.0 million unsecured term loan in July 2020 and the issuance of $300.0 million of private placement notes in September 2020.
Equity in loss of Joint Ventures for both the three months ended March 31, 2021 and 2020 was not significant.
Income tax benefit for both the three months ended March 31, 2021 and 2020 was not significant.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2021. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	18	577	$6.69	35.5%	5.0	$5.32	N/A
Renewal Leases	32	2,305	$5.38	17.6%	3.0	$0.92	76.5%
Development / Acquisition Leases	6	467	$9.64	N/A	9.6	N/A	N/A
Total / Weighted Average	56	3,349	$6.20	21.4%	4.2	$1.80	76.5%
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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2021, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	13	486	$684
Renewal Leases	2	35	39
Development / Acquisition Leases	6	467	2,090
Total	21	988	$2,813

Liquidity and Capital Resources
At March 31, 2021, our cash and cash equivalents was approximately $97.7 million and restricted cash was approximately $82.0 million. We also had $724.6 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2021.
We have considered our short-term (through March 31, 2022) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $200.0 million term loan maturing in July 2021, which has two, one-year extension options which may be exercised at our election, subject to the satisfaction of certain conditions. Also, our Unsecured Credit Facility matures in October 2021; however, it is extendable for one year, at our election, subject to the satisfaction of certain conditions. Lastly, we have $58.3 million in mortgage loans payable outstanding at March 31, 2021 that mature in October 2021. We expect to satisfy our payment obligations under the Unsecured Credit Facility and the $200.0 million term loan on or prior to the maturity date of each loan by extending the maturity of such loan, refinancing such loan or repaying such loan with proceeds from the the issuance of debt or equity securities. We expect to satisfy our payments obligations for the maturing mortgage loans with proceeds from our Unsecured Credit Facility. With the exception of the $200.0 million term loan, the Unsecured Credit Facility and the mortgage maturities, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2022) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
As of April 22, 2021, we had approximately $724.6 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2021, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$41,405	$40,269
Net cash used in investing activities	(22,062)	(183,052)
Net cash (used in) provided by financing activities	(39,303)	125,069
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$41,400	$40,630
Net cash used in investing activities	(22,062)	(183,052)
Net cash (used in) provided by financing activities	(39,298)	124,708

Changes in cash flow for the three months ended March 31, 2021, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $1.1 million for the Company (increased $0.8 million for the Operating Partnership), primarily due to the following:
•increase in NOI from same store properties, acquired properties and recently developed properties of $5.8 million offset by a decrease in NOI due to the disposition of real estate of $3.7 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
•increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities decreased $161.0 million, primarily due to the following:
•decrease of $118.5 million related to the acquisition of real estate;
•increase of $39.5 million in net proceeds received from the disposition of real estate in 2021 as compared to 2020; and
•decrease of $9.7 million in escrow deposits; offset by:
•increase of $6.3 million related to the development of real estate and payments for improvements and leasing commissions in 2021 as compared to 2020.
Financing Activities: Cash used in financing activities increased $164.4 million for the Company (increased $164.0 million for the Operating Partnership), primarily due to the following:
•decrease in net borrowings of our Unsecured Credit Facility of $162.0 million in 2021 compared to 2020; and
•increase in dividend and unit distributions of $3.1 million due to the Company increasing the dividend rate in 2021.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2021 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2021 and December 31, 2020, our total debt, excluding unamortized debt issuance costs, was $1,601.4 million and $1,602.7 million, respectively, and 100% of our total debt, as of each date, was fixed rate debt. At March 31, 2021 and December 31, 2020, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR.
In 2020, in anticipation of refinancing our $200.0 million Unsecured Term Loan that matured in January 2021 (see Note 4), we entered into interest rate swaps (the "2021 Swaps") with an aggregate notional value of $200.0 million which fix the one-month LIBOR rate at 0.99%. The 2021 Swap's effective period commenced February 1, 2021 and matures on February 2, 2026. We designated the 2021 Swaps as cash flow hedges.
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
If weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2021 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.5 million during the three months ended March 31, 2021.
As of March 31, 2021, the estimated fair value of our debt was approximately $1,677.5 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2021 incentive compensation plan.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$62,198	$40,634
Adjustments:
Depreciation and Other Amortization of Real Estate	31,787	30,737
Gain on Sale of Real Estate	(34,645)	(13,993)
Income Tax Provision - Allocable to Gain on Sale of Real Estate	79	—
Noncontrolling Interest Share of Adjustments	53	(364)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$59,472	$57,014

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands)
Same Store Revenues	$105,903	$101,442
Same Store Property Expenses	(28,256)	(24,504)
Same Store Net Operating Income Before Same Store Adjustments	$77,647	$76,938	0.9%
Same Store Adjustments:
Straight-line Rent	(2,342)	(1,639)
Above / Below Market Rent Amortization	(225)	(281)
Lease Termination Fees	(125)	(616)
Same Store Net Operating Income(A)	$74,955	$74,402	0.7%
(A) The three months ended March 31, 2020 includes $1.1 million of insurance settlement gain related to a building destroyed by fire in 2016. Excluding this gain, the percent increase to Same Store Net Operating Income would be 2.2%.

Subsequent Events
From April 1, 2021 to April 22, 2021, we sold one land parcel for gross proceeds of $11.0 million, excluding transaction costs.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2020.

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: April 22, 2021