Form 10-Q
period 2021-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2021-07-23
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
At July 23, 2021, 129,131,444 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2021 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2021, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,201,016	$1,087,907
Buildings and Improvements	2,972,759	2,922,152
Construction in Progress	135,147	77,574
Less: Accumulated Depreciation	(861,534)	(832,393)
Net Investment in Real Estate	3,447,388	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,010 and $7,054	3,759	15,663
Operating Lease Right-of-Use Assets	24,851	25,205
Cash and Cash Equivalents	55,574	162,090
Restricted Cash	27,040	37,568
Tenant Accounts Receivable	4,297	5,714
Investment in Joint Ventures	35,877	45,697
Deferred Rent Receivable	93,663	84,567
Deferred Leasing Intangibles, Net	23,467	25,211
Prepaid Expenses and Other Assets, Net	147,912	134,983
Total Assets	$3,863,828	$3,791,938
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$83,742	$143,879
Senior Unsecured Notes, Net	992,661	992,300
Unsecured Term Loans, Net	459,169	458,462
Unsecured Credit Facility	60,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	119,943	120,292
Operating Lease Liabilities	22,509	22,826
Deferred Leasing Intangibles, Net	10,123	11,064
Rents Received in Advance and Security Deposits	77,297	62,092
Dividends and Distributions Payable	36,336	33,703
Total Liabilities	1,861,780	1,844,618
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 129,131,444 and 129,051,412 shares issued and outstanding)	1,291	1,290
Additional Paid-in Capital	2,224,561	2,224,691
Distributions in Excess of Accumulated Earnings	(264,317)	(306,294)
Accumulated Other Comprehensive Loss	(10,026)	(16,953)
Total First Industrial Realty Trust, Inc.'s Equity	1,951,509	1,902,734
Noncontrolling Interests	50,539	44,586
Total Equity	2,002,048	1,947,320
Total Liabilities and Equity	$3,863,828	$3,791,938
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues:
Lease Revenue	$116,764	$108,649	$232,431	$217,024
Other Revenue	634	553	1,226	2,521
Total Revenues	117,398	109,202	233,657	219,545
Expenses:
Property Expenses	31,748	28,051	64,990	57,132
General and Administrative	8,469	8,234	17,033	17,485
Depreciation and Other Amortization	32,446	32,232	64,421	63,163
Total Expenses	72,663	68,517	146,444	137,780
Other Income (Expense):
Gain on Sale of Real Estate	22,854	9,076	57,499	23,069
Interest Expense	(11,852)	(12,285)	(24,525)	(25,089)
Amortization of Debt Issuance Costs	(935)	(784)	(1,884)	(1,572)
Total Other Income (Expense)	10,067	(3,993)	31,090	(3,592)
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Provision	54,802	36,692	118,303	78,173
Equity in Loss of Joint Ventures	(66)	(45)	(139)	(74)
Income Tax Provision	(1,575)	(221)	(1,420)	(144)
Net Income	53,161	36,426	116,744	77,955
Less: Net Income Attributable to the Noncontrolling Interests	(1,225)	(757)	(2,610)	(1,652)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$51,936	$35,669	$114,134	$76,303
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.40	$0.28	$0.88	$0.60
Weighted Average Shares Outstanding - Basic	129,098	127,074	129,093	127,004
Weighted Average Shares Outstanding - Diluted	129,187	127,266	129,179	127,189
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net Income	$53,161	$36,426	$116,744	$77,955
Mark-to-Market Gain (Loss) on Derivative Instruments	189	(1,385)	6,842	(15,975)
Amortization of Derivative Instruments	103	103	205	205
Comprehensive Income	53,453	35,144	123,791	62,185
Comprehensive Income Attributable to Noncontrolling Interests	(1,235)	(735)	(2,768)	(1,317)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$52,218	$34,409	$121,023	$60,868
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Six Months Ended June 30, 2021:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	62,198	—	1,385	63,583
Other Comprehensive Income	—	—	—	6,607	148	6,755
Stock Based Compensation Activity	1	(1,347)	(2,294)	—	2,585	(1,055)
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(34,933)	—	(785)	(35,718)
Conversion of Limited Partner Units to Common Stock	—	22	—	—	(22)	—
Reallocation - Additional Paid-in Capital	—	(2,110)	—	—	2,110	—
Reallocation - Other Comprehensive Income	—	—	—	34	(34)	—
Balance as of March 31, 2021	$1,291	$2,221,256	$(281,323)	$(10,312)	$49,973	$1,980,885
Net Income	—	—	51,936	—	1,225	53,161
Other Comprehensive Income	—	—	—	282	10	292
Stock Based Compensation Activity	—	1,023	—	—	2,428	3,451
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(34,930)	—	(811)	(35,741)
Reallocation - Additional Paid-in-Capital	—	2,282	—	—	(2,282)	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of June 30, 2021	$1,291	$2,224,561	$(264,317)	$(10,026)	$50,539	$2,002,048

Six Months Ended June 30, 2020:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	$1,272	$2,138,298	$(365,050)	$(21,054)	$37,515	$1,790,981
Net Income	—	—	35,669	—	757	36,426
Other Comprehensive Loss	—	—	—	(1,260)	(22)	(1,282)
Stock Based Compensation Activity	—	1,486	—	—	1,622	3,108
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,929)	—	(631)	(32,560)
Conversion of Limited Partner Units to Common Stock	—	1	—	—	(1)	—
Reallocation - Additional Paid-in-Capital	—	1,470	—	—	(1,470)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of June 30, 2020	$1,272	$2,141,255	$(361,310)	$(22,308)	$37,764	$1,796,673
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$116,744	$77,955
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	53,073	50,695
Amortization of Debt Issuance Costs	1,884	1,572
Other Amortization, including Equity Based Compensation	15,914	16,332
Equity in Loss of Joint Ventures	139	74
Gain on Sale of Real Estate	(57,499)	(23,069)
Straight-line Rental Income and Expense, Net	(9,309)	(4,929)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,936)	4,231
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	474	(5,404)
Net Cash Provided by Operating Activities	118,484	117,457
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(155,807)	(164,012)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(124,050)	(109,930)
Net Proceeds from Sales of Investments in Real Estate	101,131	40,529
Contributions to and Investments in Joint Ventures	(1,321)	(3,889)
Distributions from Joint Ventures	21,407	—
Increase in Escrow Deposits and Other Investing Activity	(3,018)	(8,470)
Net Cash Used in Investing Activities	(161,658)	(245,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(64)	—
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)
Common Stock Dividends and Unit Distributions Paid	(68,368)	(62,110)
Repayments on Mortgage Loans Payable	(60,312)	(17,506)
Proceeds from Unsecured Credit Facility	80,000	232,000
Repayments on Unsecured Credit Facility	(20,000)	(70,000)
Net Cash (Used in) Provided by Financing Activities	(73,870)	76,440
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(117,044)	(51,875)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$82,614	$100,843

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,336	$3,458
Cash Paid for Operating Lease Liabilities	$1,546	$1,402
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$157	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$36,336	$33,036
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(22)	$(2,065)
Common Stock	—	2
Additional Paid-in Capital	22	2,063
Total	$—	$—
Assumption of Escrow in Connection with the Acquisition of Real Estate	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,215	$3,425
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$47,633	$25,094
Tenant Improvements Funded by Tenant	$15,992	$—
Write-off of Fully Depreciated Assets	$(13,372)	$(19,400)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,201,016	$1,087,907
Buildings and Improvements	2,972,759	2,922,152
Construction in Progress	135,147	77,574
Less: Accumulated Depreciation	(861,534)	(832,393)
Net Investment in Real Estate (including $259,093 and $245,396 related to consolidated variable interest entities, see Note 5)	3,447,388	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,010 and $7,054	3,759	15,663
Operating Lease Right-of-Use Assets	24,851	25,205
Cash and Cash Equivalents	55,574	162,090
Restricted Cash	27,040	37,568
Tenant Accounts Receivable	4,297	5,714
Investment in Joint Ventures	35,877	45,697
Deferred Rent Receivable	93,663	84,567
Deferred Leasing Intangibles, Net	23,467	25,211
Prepaid Expenses and Other Assets, Net	157,264	144,353
Total Assets	$3,873,180	$3,801,308
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $2,487 and $6,292 related to consolidated variable interest entities, see Note 5)	$83,742	$143,879
Senior Unsecured Notes, Net	992,661	992,300
Unsecured Term Loans, Net	459,169	458,462
Unsecured Credit Facility	60,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	119,943	120,292
Operating Lease Liabilities	22,509	22,826
Deferred Leasing Intangibles, Net	10,123	11,064
Rents Received in Advance and Security Deposits	77,297	62,092
Distributions Payable	36,336	33,703
Total Liabilities	1,861,780	1,844,618
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (129,131,444 and 129,051,412 units outstanding)	1,940,266	1,898,635
Limited Partners Units (3,037,726 and 2,713,142 units outstanding)	76,446	70,435
Accumulated Other Comprehensive Loss	(10,261)	(17,308)
Total First Industrial L.P.'s Partners' Capital	2,006,451	1,951,762
Noncontrolling Interests	4,949	4,928
Total Partners' Capital	2,011,400	1,956,690
Total Liabilities and Partners' Capital	$3,873,180	$3,801,308
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues:
Lease Revenue	$116,764	$108,649	$232,431	$217,024
Other Revenue	634	553	1,226	2,521
Total Revenues	117,398	109,202	233,657	219,545
Expenses:
Property Expenses	31,748	28,051	64,990	57,132
General and Administrative	8,469	8,234	17,033	17,485
Depreciation and Other Amortization	32,446	32,232	64,421	63,163
Total Expenses	72,663	68,517	146,444	137,780
Other Income (Expense):
Gain on Sale of Real Estate	22,854	9,076	57,499	23,069
Interest Expense	(11,852)	(12,285)	(24,525)	(25,089)
Amortization of Debt Issuance Costs	(935)	(784)	(1,884)	(1,572)
Total Other Income (Expense)	10,067	(3,993)	31,090	(3,592)
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Provision	54,802	36,692	118,303	78,173
Equity in Loss of Joint Ventures	(66)	(45)	(139)	(74)
Income Tax Provision	(1,575)	(221)	(1,420)	(144)
Net Income	53,161	36,426	116,744	77,955
Less: Net Income Attributable to the Noncontrolling Interests	(21)	(94)	(39)	(144)
Net Income Available to Unitholders and Participating Securities	$53,140	$36,332	$116,705	$77,811
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.40	$0.28	$0.89	$0.60
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.40	$0.28	$0.88	$0.60
Weighted Average Units Outstanding - Basic	131,188	129,081	131,180	129,075
Weighted Average Units Outstanding - Diluted	131,704	129,461	131,669	129,430
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net Income	$53,161	$36,426	$116,744	$77,955
Mark-to-Market Gain (Loss) on Derivative Instruments	189	(1,385)	6,842	(15,975)
Amortization of Derivative Instruments	103	103	205	205
Comprehensive Income	53,453	35,144	$123,791	$62,185
Comprehensive Income Attributable to Noncontrolling Interests	(21)	(94)	(39)	(144)
Comprehensive Income Attributable to Unitholders	$53,432	$35,050	$123,752	$62,041
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Six Months Ended June 30, 2021:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	62,176	1,389	—	18	63,583
Other Comprehensive Income	—	—	6,755	—	6,755
Stock Based Compensation Activity	(3,640)	2,585	—	—	(1,055)
Unit Distributions ($0.27 Per Unit)	(34,933)	(785)	—	—	(35,718)
Conversion of Limited Partner Units to General Partner Units	22	(22)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	29	29
Distributions to Noncontrolling Interests	—	—	—	(24)	(24)
Balance as of March 31, 2021	$1,922,260	$73,602	$(10,553)	$4,951	$1,990,260
Net Income	51,913	1,227	—	21	53,161
Other Comprehensive Income	—	—	292	—	292
Stock Based Compensation Activity	1,023	2,428	—	—	3,451
Unit Distributions ($0.27 Per Unit)	(34,930)	(811)	—	—	(35,741)
Distributions to Noncontrolling Interests	—	—	—	(23)	(23)
Balance as of June 30, 2021	$1,940,266	$76,446	$(10,261)	$4,949	$2,011,400

Six Months Ended June 30, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641
Net Income	35,575	757	—	94	36,426
Other Comprehensive Loss	—	—	(1,282)	—	(1,282)
Stock Based Compensation Activity	1,486	1,622	—	—	3,108
Unit Distributions ($0.25 Per Unit)	(31,929)	(631)	—	—	(32,560)
Conversion of Limited Partner Units to General Partner Units	1	(1)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	12	12
Distributions to Noncontrolling Interests	—	—	—	(65)	(65)
Balance as of June 30, 2020	$1,762,355	$65,955	$(22,783)	$753	$1,806,280
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$116,744	$77,955
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	53,073	50,695
Amortization of Debt Issuance Costs	1,884	1,572
Other Amortization, including Equity Based Compensation	15,914	16,332
Equity in Loss of Joint Ventures	139	74
Gain on Sale of Real Estate	(57,499)	(23,069)
Straight-line Rental Income and Expense, Net	(9,309)	(4,929)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,918)	4,645
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	474	(5,404)
Net Cash Provided by Operating Activities	118,502	117,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(155,807)	(164,012)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(124,050)	(109,930)
Net Proceeds from Sales of Investments in Real Estate	101,131	40,529
Contributions to and Investments in Joint Ventures	(1,321)	(3,889)
Distributions from Joint Ventures	21,407	—
Increase in Escrow Deposits and Other Investing Activity	(3,018)	(8,470)
Net Cash Used in Investing Activities	(161,658)	(245,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(64)	—
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)
Unit Distributions Paid	(68,368)	(62,110)
Contributions from Noncontrolling Interests	29	17
Distributions to Noncontrolling Interests	(47)	(431)
Repayments on Mortgage Loans Payable	(60,312)	(17,506)
Proceeds from Unsecured Credit Facility	80,000	232,000
Repayments on Unsecured Credit Facility	(20,000)	(70,000)
Net Cash (Used in) Provided by Financing Activities	(73,888)	76,026
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(117,044)	(51,875)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$82,614	$100,843

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$4,336	$3,458
Cash Paid for Operating Lease Liabilities	$1,546	$1,402
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$157	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$36,336	$33,036
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(22)	$(2,065)
General Partner Units	22	2,065
Total	$—	$—
Assumption of Escrow in Connection with the Acquisition of Real Estate	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,215	$3,425
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$47,633	$25,094
Tenant Improvements Funded by Tenant	$15,992	$—
Write-off of Fully Depreciated Assets	$(13,372)	$(19,400)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at June 30, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.3% at June 30, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures") through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. One of the Joint Ventures sold its remaining acres of land during the six months ended June 30, 2021. See Note 5 for more information related to the Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of June 30, 2021, we owned 427 industrial properties located in 20 states, containing an aggregate of approximately 61.8 million square feet of gross leasable area ("GLA"). Of the 427 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2021 and December 31, 2020, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2021 and 2020. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2021 and December 31, 2020, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2021 and 2020, and our cash flows for each of the six months ended June 30, 2021 and 2020. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2021, we acquired three industrial properties comprised of approximately 0.2 million square feet of GLA and five land parcels, one of which was acquired from our Joint Venture I (see Note 5). We accounted for the property and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price to each major asset class for the industrial properties and land parcels acquired during the six months ended June 30, 2021:

Land	$120,640
Building and Improvements/Construction in Progress	23,977
In-Place Leases	789
Other Assets	1,592
Total Purchase Price	$146,998
The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the six months ended June 30, 2021.
Real Estate Held for Sale
As of June 30, 2021, we had four industrial properties and two industrial condominium units comprised of approximately 0.1 million square feet of GLA held for sale.
Sales
During the six months ended June 30, 2021, we sold six industrial properties and three industrial condominium units comprised of approximately 1.5 million square feet of GLA and one land parcel. Gross proceeds from the sales were $104,372. The gain on sale of real estate attributable to these sales was $57,499.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2021	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2021	December 31, 2020
Mortgage Loans Payable, Gross	$83,902	$144,214	4.03% – 4.17%	4.03% – 4.17%	September 2022 – August 2028
Unamortized Debt Issuance Costs	(160)	(335)
Mortgage Loans Payable, Net	$83,742	$143,879
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(5,848)	(6,206)
Unamortized Discounts	(62)	(65)
Senior Unsecured Notes, Net	$992,661	$992,300
Unsecured Term Loans, Gross
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan (A) (C)	200,000	200,000	2.49%	N/A	7/15/2021
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(831)	(1,538)
Unsecured Term Loans, Net	$459,169	$458,462
Unsecured Credit Facility (B) (C)	$60,000	$—	1.20%	N/A	10/29/2021
_______________
(A) The interest rate at June 30, 2021 includes the impact of derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) Amounts exclude unamortized debt issuance costs of $418 and $1,049 as of June 30, 2021 and December 31, 2020, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
(C) On July 7, 2021, we amended and restated our 2020 Unsecured Term Loan and our Unsecured Credit Facility. See Note 13 for additional information.
Mortgage Loans Payable, Net
During the six months ended June 30, 2021, we paid off mortgage loans in the amount of $57,912.
As of June 30, 2021, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $137,238. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of June 30, 2021.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2021	$261,579
2022	332,024
2023	321
2024	335
2025	349
Thereafter	1,007,865
Total	$1,602,473
Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of June 30, 2021; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2021 and December 31, 2020, the fair value of our indebtedness was as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$83,902	$86,609	$144,214	$148,770
Senior Unsecured Notes, Net	998,509	1,084,772	998,506	1,096,262
Unsecured Term Loans	460,000	460,916	460,000	458,207
Unsecured Credit Facility	60,000	60,065	—	—
Total	$1,602,411	$1,692,362	$1,602,720	$1,703,239
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	June 30, 2021	December 31, 2020
ASSETS
Assets:
Net Investment in Real Estate	$259,093	$245,396
Operating Lease Right-of-Use Assets	13,130	13,173
Cash and Cash Equivalents	3,634	4,090
Deferred Rent Receivable	10,527	9,219
Prepaid Expenses and Other Assets, Net	9,266	8,077
Total Assets	$295,650	$279,955
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$2,487	$6,292
Accounts Payable, Accrued Expenses and Other Liabilities	9,527	10,067
Operating Lease Liabilities	10,291	10,304
Rents Received in Advance and Security Deposits	3,730	4,130
Partners' Capital	269,615	249,162
Total Liabilities and Partners' Capital	$295,650	$279,955
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture ("Joint Venture I") and a 43% interest in another joint venture ("Joint Venture II", together with Joint Venture I, the "Joint Ventures"). The Joint Ventures were both formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area. During the six months ended June 30, 2021, Joint Venture I sold its remaining acres of land and liquidated the venture.
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
During the six months ended June 30, 2021 and 2020, we earned fees of $276 and $335, respectively, from the Joint Ventures related to asset management and development services we provided to the Joint Ventures, of which we deferred recognition of $47 and $148, respectively, due to our economic interest in the Joint Ventures. At June 30, 2021, we had an aggregate receivable from the Joint Ventures of $55.
Net income of the Joint Ventures for the six months ended June 30, 2021 and 2020 was $14,905 and $45, respectively. Included in net income during the six months ended June 30, 2021 is gain on sale of real estate of $15,028 related to the sale of 138 net developable acres of land for which our economic share of the gain on sale, inclusive of incentive fees, is $10,166. However, since the Company was the purchaser of the 138 net developable acres from Joint Venture I, we netted our portion of gain on sale and incentive fees against the basis of the land acquired.

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

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the six months ended June 30, 2021:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
Other Comprehensive Gain Before Reclassifications	3,593	3,593	(120)	3,473
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,454	3,454	—	3,454
Net Current Period Other Comprehensive Gain	7,047	7,047	(120)	6,927
Balance as of June 30, 2021	$(10,261)	$(10,261)	$235	$(10,026)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and six months ended June 30, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$103	$205	$205	Interest Expense
Net Settlement Payments to our Counterparties	1,552	1,706	3,249	2,088	Interest Expense
Total	$1,655	$1,809	$3,454	$2,293

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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$51,936	$35,669	$114,134	$76,303
Net Income Allocable to Participating Securities	(61)	(59)	(122)	(118)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$51,875	$35,610	$114,012	$76,185
Denominator (In Thousands):
Weighted Average Shares - Basic	129,098	127,074	129,093	127,004
Effect of Dilutive Securities:
Performance Units (See Note 9)	89	192	86	185
Weighted Average Shares - Diluted	129,187	127,266	129,179	127,189
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.40	$0.28	$0.88	$0.60
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator:
Net Income Available to Unitholders and Participating Securities	$53,140	$36,332	$116,705	$77,811
Net Income Allocable to Participating Securities	(155)	(125)	(315)	(249)
Net Income Available to Unitholders	$52,985	$36,207	$116,390	$77,562
Denominator (In Thousands):
Weighted Average Units - Basic	131,188	129,081	131,180	129,075
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	516	380	489	355
Weighted Average Units - Diluted	131,704	129,461	131,669	129,430
Basic EPU:
Net Income Available to Unitholders	$0.40	$0.28	$0.89	$0.60
Diluted EPU:
Net Income Available to Unitholders	$0.40	$0.28	$0.88	$0.60
At June 30, 2021 and 2020, participating securities for the Company include 147,937 and 210,728, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At June 30, 2021 and 2020, participating securities for the Operating Partnership include 378,548 and 445,182, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the six months ended June 30, 2021, 58,568 performance units ("Performance Units") and 263,621 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $7,162 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the six months ended June 30, 2021, 67,127 shares of restricted stock units ("Service Units") and 51,525 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $5,195 on the grant date. The Service Awards granted to employees generally vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the six months ended June 30, 2021, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,451 and $3,108 for the three months ended June 30, 2021 and 2020, respectively, and $7,064 and $6,749 for the six months ended June 30, 2021 and 2020, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $507 and $330 for the three months ended June 30, 2021 and 2020, respectively, and $1,210 and $1,312 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had $17,776 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.91 years.
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

Additionally, during the six months ended June 30, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matured on April 1, 2021, had a notional value of $150,000 and fixed the one-month LIBOR rate at 0.42%.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of June 30, 2021, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line items Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements:
Description	Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Liabilities:
2015 Swaps	$(5,167)	—	$(5,167)	—
2021 Swaps	$(1,885)	—	$(1,885)	—

	Fair Value at December 31, 2020
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(333)	—	$(333)	—
2015 Swaps	$(7,317)	—	$(7,317)	—
2021 Swaps	$(6,244)	—	$(6,244)	—
Derivatives not designated as a hedging instrument:
Liabilities:
2020 Swap	$(106)	—	$(106)	—
There was no ineffectiveness recorded on the 2014 Swaps, 2015 Swaps or the 2021 Swaps during the six months ended June 30, 2021. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At June 30, 2021 and December 31, 2020, the Operating Partnership had receivable balances of $9,362 and $9,380, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint ventures.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2021, we had 13 industrial properties totaling approximately 5.0 million square feet of GLA under construction. The estimated total investment as of June 30, 2021 is approximately $500,900. Of this amount, approximately $300,500 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From July 1, 2021 to July 23, 2021, we acquired one land parcel for a purchase price of $26,565, excluding transaction costs.
On July 7, 2021, we amended and restated our Unsecured Credit Facility to, among other things, extend the maturity date and increase the borrowing capacity thereunder to $750,000 (as amended and restated, the "New Credit Facility"). The New Credit Facility provides for interest-only payments initially at LIBOR plus 77.5 basis points and a facility fee of 15 basis points. The interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. The New Credit Facility matures on July 7, 2025, unless extended at our option pursuant to two six-month extension options, subject to certain conditions. We may request the borrowing capacity under the New Credit Facility to be increased to $1,000,000, subject to certain restrictions.
Also on July 7, 2021, we amended and restated our 2020 Unsecured Term Loan to, among other things, extend the maturity date of this $200,000 unsecured term loan (as amended and restated, the "2021 Unsecured Term Loan"). The 2021 Unsecured Term Loan provides for interest-only payments initially at LIBOR plus 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. The 2021 Unsecured Term Loan matures on July 7, 2026. We may request the borrowing capacity under the 2021 Unsecured Term Loan to be increased to $460,000, subject to certain restrictions.

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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of June 30, 2021, we owned 427 industrial properties located in 20 states, containing an aggregate of approximately 61.8 million square feet of gross leasable area ("GLA"). Of the 427 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at June 30, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.3% at June 30, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility") (See Subsequent Events), and proceeds from the issuance, when and as warranted, of additional equity securities. We also evaluate joint venture arrangements as additional sources of capital to finance acquisitions and developments.

Summary of the Six Months Ended June 30, 2021
Despite the COVID-19 pandemic, our operating results remained strong in the first half of 2021. Our quarter end in-service occupancy was 96.6%, which is a 90 basis point increase compared to our in-service occupancy at December 31, 2020, and during the six months ended June 30, 2021, we grew cash rental rates by 13.3% on new and renewal leases (15.7% during the second quarter). After resuming speculative development in the fourth quarter of 2020, we started seven additional speculative buildings and one build-to-suit building comprising, in the aggregate, 4.1 million square feet of GLA in the first six months of 2021. We continued to position ourselves for future development activity by acquiring land located in our target markets. On July 7, 2021, we amended and restated our Unsecured Line of Credit that was scheduled to mature in October 2021 to, among other things, extend the maturity date to July 7, 2025 and increase our borrowing capacity thereunder to $750.0 million and we also amended and restated our $200.0 million unsecured term loan that was maturing in July 2021 to, among other things, extend the maturity date to July 7, 2026. The credit spreads on our new $750.0 million revolving line of credit and $200.0 million unsecured term loan are now 32.5 basis points and 65 basis points, respectively, less than each prior facility. Although the impact of COVID-19 pandemic has had an overall minimal impact on us in 2020 and so far in 2021, we cannot predict the future impact it may have on our business, future financial condition and operating results.
During the six months ended June 30, 2021, we completed the following significant real estate activities:
•We acquired three industrial properties comprised of approximately 0.2 million square feet of GLA located in the Central Florida, Denver and Northern California markets for an aggregate purchase price of $30.7 million, excluding transactions costs.
•We acquired approximately 320.6 acres of land for development located in the Central Pennsylvania, Inland Empire, Northern California, Philadelphia and Phoenix markets, for an aggregate purchase price of $116.5 million, excluding transaction costs.
•We commenced speculative development of seven industrial buildings and one build-to-suit facility totaling 4.1 million square feet of GLA in our Central Pennsylvania, Dallas, Denver, Inland Empire, Nashville and Phoenix markets.
•We sold six industrial properties and three industrial condominium units comprising approximately 1.5 million square feet of GLA and one land parcel for gross sales proceeds of $104.4 million.
•One of the Joint Ventures sold its remaining 138 acres (for which the Company was the purchaser and such land purchase is included above) for a sale price of $31.7 million. Additionally, we netted our share of gain on sale and incentive fees of $10.2 million against the basis of the land.
Our significant financing activities during the six months ended June 30, 2021 were:
•We paid off $57.9 million in mortgage loans payable, bringing the percentage of our real estate that is unencumbered to 95.5% at June 30, 2021.
•We declared first and second quarter cash dividends of $0.27 per common share or Unit per quarter, an increase of 8.0% from the 2020 quarterly rate.
•At June 30, 2021, we have $660.9 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents was $55.6 million.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2021 and 2020. Same store properties are properties owned prior to January 1, 2020 and held as an in-service property through June 30, 2021 and developments and redevelopments that were placed in service prior to January 1, 2020. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2019 and held as an operating property through June 30, 2021. Sold properties are properties that were sold subsequent to December 31, 2019. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2020; or b) stabilized prior to January 1, 2020. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020
Our net income was $116.7 million and $78.0 million for the six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021 and 2020, the average daily occupancy rate of our same store properties was 95.9% and 96.9%, respectively.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$211,270	$201,092	$10,178	5.1%
Acquired Properties	6,598	496	6,102	1,230.2%
Sold Properties	2,351	12,177	(9,826)	(80.7)%
(Re)Developments	10,974	3,318	7,656	230.7%
Other	2,464	2,462	2	0.1%
Total Revenues	$233,657	$219,545	$14,112	6.4%
Revenues from same store properties increased $10.2 million primarily due to an increase in rental rates and tenant recoveries and a decrease in reserves taken on receivable amounts, offset by a decrease in occupancy and final insurance settlement proceeds of $1.1 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2016. Revenues from acquired properties increased $6.1 million due to the 11 industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $9.8 million due to the 35 industrial properties sold subsequent to December 31, 2019 totaling approximately 3.4 million square feet of GLA as well as a lease we reclassified from an operating lease to a sales-type lease in 2019, for which the sale of such property subsequently closed in 2020. Revenues from (Re)Developments increased $7.7 million due to an increase in occupancy. Revenues from other remained relatively unchanged.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$55,434	$48,232	$7,202	14.9%
Acquired Properties	1,302	120	1,182	985.0%
Sold Properties	220	2,743	(2,523)	(92.0)%
(Re)Developments	3,235	1,577	1,658	105.1%
Other	4,799	4,460	339	7.6%
Total Property Expenses	$64,990	$57,132	$7,858	13.8%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $7.2 million primarily due to an increase in real estate tax expense and snow removal costs. Property expenses from acquired properties increased $1.2 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties (including expenses related to the lease reclassified as a sales-type lease) decreased $2.5 million due to properties sold subsequent to December 31, 2019. Property expenses from (Re)Developments increased $1.7 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.

General and administrative expense decreased by $0.5 million, or 2.6%, primarily due to severance and regional wind-up expenses associated with the closing of our Indianapolis office during the six months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$55,763	$57,338	$(1,575)	(2.7)%
Acquired Properties	3,286	538	2,748	510.8%
Sold Properties	307	2,396	(2,089)	(87.2)%
(Re) Developments	3,940	1,637	2,303	140.7%
Corporate Furniture, Fixtures and Equipment and Other	1,125	1,254	(129)	(10.3)%
Total Depreciation and Other Amortization	$64,421	$63,163	$1,258	2.0%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $2.7 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (Re)Developments increased $2.3 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the six months ended June 30, 2021, we recognized $57.5 million of gain on sale of real estate related to the sale of six industrial properties and three industrial condominium units comprised of approximately 1.5 million square feet of GLA and one land parcel. For the six months ended June 30, 2020, we recognized $23.1 million of gain on sale of real estate related to the sale of 12 industrial properties comprised of approximately 0.4 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small decrease was caused by an increase in capitalized interest of $0.9 million caused by an increase in development costs eligible for capitalization during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and decrease in the weighted average interest rate for the six months ended June 30, 2021 (3.63%) as compared to the six months ended June 30, 2020 (3.64%), offset by an increase in the weighted average debt balance outstanding for the six months ended June 30, 2021 ($1,603.0 million) as compared to the six months ended June 30, 2020 ($1,578.8 million).
Amortization of debt issuance costs increased by $0.3 million, or 19.8%, primarily due to debt issuance costs incurred related to the refinancing of a $200.0 million unsecured term loan in July 2020 and the issuance of $300.0 million of private placement notes in September 2020.
Equity in loss of Joint Ventures for both the six months ended June 30, 2021 and 2020 was not significant. However, during the six months ended June 30, 2021, we deferred $10.2 million of equity in income and incentive fees earned from the sale of the remaining 138 acres of developable land from one of the Joint Ventures since the Company was the purchaser of the land. This deferral was netted against the basis of the land acquired.
Income tax provision increased by $1.3 million, or 886.1%, primarily due to an increase in our pro-rata share of gain from the sale of real estate by one of the Joint Ventures as well as incentive fees we earned from one of the Joint Ventures. Our equity ownership in the Joint Ventures is owned through a wholly-owned TRS.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
Our net income was $53.2 million and $36.4 million for the three months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021 and 2020, the average daily occupancy rate of our same store properties was 96.1% and 97.0%, respectively.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$105,795	$100,075	$5,720	5.7%
Acquired Properties	3,575	449	3,126	696.2%
Sold Properties	925	5,731	(4,806)	(83.9)%
(Re)Developments	5,838	1,792	4,046	225.8%
Other	1,265	1,155	110	9.5%
Total Revenues	$117,398	$109,202	$8,196	7.5%
Revenues from same store properties increased $5.7 million primarily due to an increase in rental rates and tenant recoveries and a decrease in reserves taken on receivable amounts, offset by a decrease in occupancy. Revenues from acquired properties increased $3.1 million due to the 11 industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $4.8 million due to the 35 industrial properties sold subsequent to December 31, 2019 totaling approximately 3.4 million square feet of GLA as well as a lease we reclassified from an operating lease to a sales-type lease in 2019, for which the sale of such property subsequently closed in 2020. Revenues from (Re)Developments increased $4.0 million due to an increase in occupancy. Revenues from other remained relatively unchanged.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$27,218	$23,750	$3,468	14.6%
Acquired Properties	642	104	538	517.3%
Sold Properties	41	1,217	(1,176)	(96.6)%
(Re)Developments	1,672	864	808	93.5%
Other	2,175	2,116	59	2.8%
Total Property Expenses	$31,748	$28,051	$3,697	13.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.5 million primarily due to an increase in real estate tax expense and repair and maintenance costs. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties (including expenses related to the lease reclassified as a sales-type lease) decreased $1.2 million due to properties sold subsequent to December 31, 2019. Property expenses from (Re)Developments increased $0.8 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.

General and administrative expense remained relatively unchanged.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$27,906	$29,026	$(1,120)	(3.9)%
Acquired Properties	1,929	538	1,391	258.6%
Sold Properties	36	1,119	(1,083)	(96.8)%
(Re) Developments	2,002	926	1,076	116.2%
Corporate Furniture, Fixtures and Equipment and Other	573	623	(50)	(8.0)%
Total Depreciation and Other Amortization	$32,446	$32,232	$214	0.7%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (Re)Developments increased $1.1 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended June 30, 2021, we recognized $22.9 million of gain on sale of real estate related to the sale of three industrial properties and one industrial condominium unit comprised of approximately 0.4 million square feet of GLA and one land parcel. For the three months ended June 30, 2020, we recognized $9.1 million of gain on sale of real estate related to the sale of three industrial properties comprised of approximately 0.2 million square feet of GLA.
Interest expense remained relatively unchanged. However, the small decrease was caused by an increase in capitalized interest of $0.5 million caused by an increase in development costs eligible for capitalization during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2021 ($1,604.2 million) as compared to the three months ended June 30, 2020 ($1,637.2 million), offset by an increase in the weighted average interest rate for the three months ended June 30, 2021 (3.57%) as compared to the three months ended June 30, 2020 (3.48%).
Amortization of debt issuance costs increased by $0.2 million, or 19.3%, primarily due to debt issuance costs incurred related to the refinancing of a $200.0 million unsecured term loan in July 2020 and the issuance of $300.0 million of private placement notes in September 2020.
Equity in loss of Joint Ventures for both the three months ended June 30, 2021 and 2020 was not significant. However, during the three months ended June 30, 2021, we deferred $10.2 million of equity in income and incentive fees earned from the sale of the remaining 138 acres of developable land from one of the Joint Ventures since the Company was the purchaser of the land. This deferral was netted against the basis of the land acquired.
Income tax provision increased by $1.4 million, or 612.7%, primarily due to an increase in our pro-rata share of gain from the sale of real estate by the Joint Ventures as well as incentive fees we earned from one of the Joint Ventures. Our equity ownership in the Joint Ventures is owned through a wholly-owned TRS.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2021. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	32	1,083	$6.70	34.4%	6.8	$6.54	N/A
Renewal Leases	37	2,015	$6.40	27.0%	5.4	$1.53	71.1%
Development / Acquisition Leases	4	418	$7.27	N/A	6.8	N/A	—
Total / Weighted Average	73	3,516	$6.60	29.5%	6.0	$3.28	71.1%

Six Months Ended
New Leases	50	1,660	$6.70	34.8%	6.2	$6.11	N/A
Renewal Leases	69	4,320	$5.85	22.2%	4.1	$1.21	73.9%
Development / Acquisition Leases	10	885	$8.52	N/A	8.3	N/A	—
Total / Weighted Average	129	6,865	$6.40	25.8%	5.1	$2.57	73.9%
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

The following table provides a summary of our leases that commenced during the three and six months ended June 30, 2021, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	23	911	$1,769
Renewal Leases	4	152	118
Development / Acquisition Leases	3	318	775
Total	30	1,381	$2,662

Six Months Ended
New Leases	36	1,397	$2,453
Renewal Leases	6	187	157
Development / Acquisition Leases	9	785	2,865
Total	51	2,369	$5,475

Liquidity and Capital Resources
At June 30, 2021, our cash and cash equivalents was approximately $55.6 million and restricted cash was approximately $27.0 million. We also had $660.9 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2021.
We have considered our short-term (through June 30, 2022) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. At June 30, 2021, we had a $200.0 million term loan maturing in July 2021 and our Unsecured Credit Facility matured in October 2021. On July 7, 2021, we amended and restated the $200.0 million term loan to, among other things, extend its maturity date to July 7, 2026 (see Subsequent Events). Additionally, on July 7, 2021, we amended and restated our Unsecured Credit Facility to, among other things, increase our borrowing capacity to $750.0 million and extend its maturity date to July 7, 2025 (see Subsequent Events). We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2022) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2021, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of July 23, 2021, we had approximately $606.8 million available for additional borrowings under our New Credit Facility (see Subsequent Events).
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$118,484	$117,457
Net cash used in investing activities	(161,658)	(245,772)
Net cash (used in) provided by financing activities	(73,870)	76,440
The following table summarizes our cash flow activity for the Operating Partnership for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$118,502	$117,871
Net cash used in investing activities	(161,658)	(245,772)
Net cash (used in) provided by financing activities	(73,888)	76,026

Changes in cash flow for the six months ended June 30, 2021, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $1.0 million for the Company (increased $0.6 million for the Operating Partnership), primarily due to the following:
•increase in NOI from same store properties, acquired properties and recently developed properties of $13.9 million offset by a decrease in NOI due to the disposition of real estate of $7.3 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by;
•increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities decreased $84.1 million, primarily due to the following:
•increase of $60.6 million in net proceeds received from the disposition of real estate in 2021 as compared to 2020;
•increase in distributions and a decrease in contributions from our Joint Ventures of $24.0 million in 2021 as compared to 2020;
•decrease of $7.1 million in escrow deposits; and
•decrease of $8.2 million related to the acquisition of real estate; offset by:
•increase of $14.1 million related to the development of real estate and payments for improvements and leasing commissions in 2021 as compared to 2020.
Financing Activities: Cash used in financing activities increased $150.3 million for the Company (increased $149.9 million for the Operating Partnership), primarily due to the following:
•decrease in net borrowings of our Unsecured Credit Facility of $102.0 million in 2021 compared to 2020;
•increase in repayments of mortgage loans payable of $42.8 million in 2021 compared to 2020; and
•increase in dividend and unit distributions of $6.3 million due to the Company increasing the dividend rate in 2021.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2021 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2021, $1,542.4 million or 96.3% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $60.0 million, or 3.7% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2020, our total debt, excluding unamortized debt issuance costs, was $1,602.7 million and 100% was fixed rate debt. At June 30, 2021 and December 31, 2020, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2021 would have increased by approximately $0.001 million based on our average outstanding floating-rate debt during the six months ended June 30, 2021. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the six months ended June 30, 2021 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $2.9 million during the six months ended June 30, 2021.
On March 5, 2021, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced that USD-LIBOR will no longer be published after June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.
We anticipate that LIBOR will continue to be available substantially in its current form at least until June 30, 2023. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, including the new debt agreements we entered into and disclosed in subsequent events, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates.We are monitoring this activity and evaluating the related risks.
As of June 30, 2021, the estimated fair value of our debt was approximately $1,692.4 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$51,936	$35,669	$114,134	$76,303
Adjustments:
Depreciation and Other Amortization of Real Estate	32,234	32,032	64,021	62,769
Gain on Sale of Real Estate	(22,854)	(9,076)	(57,499)	(23,069)
Income Tax Provision - Allocable to Gain on Sale of Real Estate, including Joint Ventures	1,472	—	1,551	—
Noncontrolling Interest Share of Adjustments	(247)	(484)	(194)	(848)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$62,541	$58,141	$122,013	$115,155

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$105,795	$100,075		$211,270	$201,092
Same Store Property Expenses	(27,218)	(23,750)		(55,434)	(48,232)
Same Store Net Operating Income Before Same Store Adjustments	$78,577	$76,325	3.0%	$155,836	$152,860	1.9%
Same Store Adjustments:
Straight-line Rent	(2,044)	(1,393)		(4,387)	(3,038)
Above / Below Market Rent Amortization	(220)	(249)		(445)	(530)
Lease Termination Fees	(130)	(86)		(255)	(702)
Same Store Net Operating Income(A)	$76,183	$74,597	2.1%	$150,749	$148,590	1.5%
(A) The six months ended June 30, 2020 includes $1.1 million of insurance settlement gain related to a building destroyed by fire in 2016. Excluding this gain, the percent increase to Same Store Net Operating Income would be 2.2% for the six months ended June 30, 2020.
Subsequent Events
From July 1, 2021 to July 23, 2021, we acquired one land parcel for a purchase price of $26.6 million, excluding transaction costs.
On July 7, 2021, we amended and restated our Unsecured Credit Facility to, among other things, extend the maturity date and increase the borrowing capacity thereunder to $750.0 million (as amended and restated, the "New Credit Facility"). The New Credit Facility provides for interest-only payments initially at LIBOR plus 77.5 basis points and a facility fee of 15 basis points. The interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. The New Credit Facility matures on July 7, 2025, unless extended at our option pursuant to two six-month extension options, subject to certain conditions. We may request the borrowing capacity under the New Credit Facility be increased to $1.0 billion, subject to certain restrictions.
Also on July 7, 2021, we amended and restated our 2020 Unsecured Term Loan to, among other things, extend the maturity date of this $200.0 million unsecured term loan (as amended and restated, the "2021 Unsecured Term Loan"). The 2021 Unsecured Term Loan provides for interest-only payments initially at LIBOR plus 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. The 2021 Unsecured Term Loan matures on July 7, 2026. We may request the borrowing capacity under the 2021 Unsecured Term Loan to be increased to $460.0 million, subject to certain restrictions.

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

10.1
Fourth Amended and Restated Unsecured Revolving Credit Facility Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Amended and Restated Unsecured Term Loan Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.3
Third Amendment, dated as of July 7, 2021, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.4*
Amendment No. 1, dated as of April 28, 2021, to Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: July 23, 2021