Form 10-Q
period 2021-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2021-10-22
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
At October 22, 2021, 130,289,617 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2021 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2021, the Company owned an approximate 97.8% common general partnership interest in the Operating Partnership. The remaining approximate 2.2% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,267,769	$1,087,907
Buildings and Improvements	3,000,539	2,922,152
Construction in Progress	181,607	77,574
Less: Accumulated Depreciation	(874,427)	(832,393)
Net Investment in Real Estate	3,575,488	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,791 and $7,054	1,214	15,663
Operating Lease Right-of-Use Assets	24,764	25,205
Cash and Cash Equivalents	52,268	162,090
Restricted Cash	8,752	37,568
Tenant Accounts Receivable	4,143	5,714
Investment in Joint Ventures	35,857	45,697
Deferred Rent Receivable	97,088	84,567
Deferred Leasing Intangibles, Net	22,229	25,211
Prepaid Expenses and Other Assets, Net	153,641	134,983
Total Assets	$3,975,444	$3,791,938
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$82,991	$143,879
Senior Unsecured Notes, Net	992,841	992,300
Unsecured Term Loans, Net	458,104	458,462
Unsecured Credit Facility	74,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	146,778	120,292
Operating Lease Liabilities	22,426	22,826
Deferred Leasing Intangibles, Net	9,684	11,064
Rents Received in Advance and Security Deposits	78,337	62,092
Dividends and Distributions Payable	36,701	33,703
Total Liabilities	1,901,862	1,844,618
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 130,289,617 and 129,051,412 shares issued and outstanding)	1,303	1,290
Additional Paid-in Capital	2,287,232	2,224,691
Distributions in Excess of Accumulated Earnings	(257,092)	(306,294)
Accumulated Other Comprehensive Loss	(8,386)	(16,953)
Total First Industrial Realty Trust, Inc.'s Equity	2,023,057	1,902,734
Noncontrolling Interests	50,525	44,586
Total Equity	2,073,582	1,947,320
Total Liabilities and Equity	$3,975,444	$3,791,938
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues:
Lease Revenue	$120,323	$109,657	$352,754	$326,681
Other Revenue	759	6,537	1,985	9,058
Total Revenues	121,082	116,194	354,739	335,739
Expenses:
Property Expenses	33,396	30,355	98,386	87,487
General and Administrative	8,598	7,485	25,631	24,970
Depreciation and Other Amortization	33,143	34,369	97,564	97,532
Total Expenses	75,137	72,209	221,581	209,989
Other Income (Expense):
Gain on Sale of Real Estate	8,879	6,525	66,378	29,594
Interest Expense	(9,849)	(12,775)	(34,374)	(37,864)
Amortization of Debt Issuance Costs	(782)	(905)	(2,666)	(2,477)
Total Other Income (Expense)	(1,752)	(7,155)	29,338	(10,747)
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax (Provision) Benefit	44,193	36,830	162,496	115,003
Equity in Loss of Joint Ventures	(15)	(162)	(154)	(236)
Income Tax (Provision) Benefit	(759)	39	(2,179)	(105)
Net Income	43,419	36,707	160,163	114,662
Less: Net Income Attributable to the Noncontrolling Interests	(973)	(748)	(3,583)	(2,400)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$42,446	$35,959	$156,580	$112,262
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.33	$0.28	$1.21	$0.88
Weighted Average Shares Outstanding - Basic	129,633	127,903	129,275	127,306
Weighted Average Shares Outstanding - Diluted	129,722	128,101	129,362	127,495
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Income	$43,419	$36,707	$160,163	$114,662
Acceleration of Derivative Instruments	—	201	—	201
Mark-to-Market Gain (Loss) on Derivative Instruments	1,583	2,091	8,425	(13,884)
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	45,105	39,102	168,896	101,287
Comprehensive Income Attributable to Noncontrolling Interests	(1,011)	(801)	(3,779)	(2,118)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$44,094	$38,301	$165,117	$99,169
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2021:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	62,198	—	1,385	63,583
Other Comprehensive Income	—	—	—	6,607	148	6,755
Stock Based Compensation Activity	1	(1,347)	(2,294)	—	2,585	(1,055)
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(34,933)	—	(785)	(35,718)
Conversion of Limited Partner Units to Common Stock	—	22	—	—	(22)	—
Reallocation - Additional Paid-in Capital	—	(2,110)	—	—	2,110	—
Reallocation - Other Comprehensive Income	—	—	—	34	(34)	—
Balance as of March 31, 2021	$1,291	$2,221,256	$(281,323)	$(10,312)	$49,973	$1,980,885
Net Income	—	—	51,936	—	1,225	53,161
Other Comprehensive Income	—	—	—	282	10	292
Stock Based Compensation Activity	—	1,023	—	—	2,428	3,451
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(34,930)	—	(811)	(35,741)
Reallocation - Additional Paid-in-Capital	—	2,282	—	—	(2,282)	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of June 30, 2021	$1,291	$2,224,561	$(264,317)	$(10,026)	$50,539	$2,002,048
Net Income	—	—	42,446	—	973	43,419
Other Comprehensive Income	—	—	—	1,648	38	1,686
Issuance of Common Stock, Net of Issuance Costs	11	58,800	—	—	—	58,811
Stock Based Compensation Activity	—	1,080	—	—	2,428	3,508
Common Stock Dividends and Unit Distributions ($0.27 Per Share/Unit)	—	—	(35,221)	—	(669)	(35,890)
Conversion of Limited Partner Units to Common Stock	1	1,364	—	—	(1,365)	—
Reallocation - Additional Paid-in-Capital	—	1,427	—	—	(1,427)	—
Reallocation - Other Comprehensive Income	—	—	—	(8)	8	—
Balance as of September 30, 2021	$1,303	$2,287,232	$(257,092)	$(8,386)	$50,525	$2,073,582

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2020:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	40,634	—	895	41,529
Other Comprehensive Loss	—	—	—	(14,175)	(313)	(14,488)
Stock Based Compensation Activity	—	(1,233)	(2,975)	—	2,373	(1,835)
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,874)	—	(614)	(32,488)
Conversion of Limited Partner Units to Common Stock	2	2,062	—	—	(2,064)	—
Reallocation - Additional Paid-in Capital	—	(3,378)	—	—	3,378	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of March 31, 2020	$1,272	$2,138,298	$(365,050)	$(21,054)	$37,515	$1,790,981
Net Income	—	—	35,669	—	757	36,426
Other Comprehensive Loss	—	—	—	(1,260)	(22)	(1,282)
Stock Based Compensation Activity	—	1,486	—	—	1,622	3,108
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(31,929)	—	(631)	(32,560)
Conversion of Limited Partner Units to Common Stock	—	1	—	—	(1)	—
Reallocation - Additional Paid-in-Capital	—	1,470	—	—	(1,470)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of June 30, 2020	$1,272	$2,141,255	$(361,310)	$(22,308)	$37,764	$1,796,673
Net Income	—	—	35,959	—	748	36,707
Other Comprehensive Income	—	—	—	2,342	53	2,395
Issuance of Common Stock, Net of Issuance Costs	18	78,331	—	—	—	78,349
Stock Based Compensation Activity	—	1,486	—	—	1,593	3,079
Common Stock Dividends and Unit Distributions ($0.25 Per Share/Unit)	—	—	(32,331)	—	(594)	(32,925)
Conversion of Limited Partner Units to Common Stock	—	4	—	—	(4)	—
Contributions from Noncontrolling Interest	—	—	—	—	4,321	4,321
Reallocation - Additional Paid-in-Capital	—	476	—	—	(476)	—
Reallocation - Other Comprehensive Income	—	—	—	(3)	3	—
Balance as of September 30, 2020	$1,290	$2,221,552	$(357,682)	$(19,969)	$43,408	$1,888,599
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$160,163	$114,662
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	80,309	76,580
Amortization of Debt Issuance Costs	2,666	2,477
Other Amortization, including Equity Based Compensation	23,861	26,776
Equity in Loss of Joint Ventures	154	236
Gain on Sale of Real Estate	(66,378)	(29,594)
Gain on Involuntary Conversion	—	(6,476)
Straight-line Rental Income and Expense, Net	(12,826)	(6,481)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,348)	3,149
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	13,836	8,810
Net Cash Provided by Operating Activities	196,437	190,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(224,954)	(184,883)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(197,980)	(150,908)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	114,644	110,049
Contributions to and Investments in Joint Ventures	(1,321)	(42,744)
Distributions from Joint Ventures	21,407	—
Proceeds from Involuntary Conversion	—	6,476
Increase in Escrow Deposits and Other Investing Activity	(3,398)	(12,345)
Net Cash Used in Investing Activities	(291,602)	(274,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(6,365)	(3,329)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	59,008	78,718
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)
Common Stock Dividends and Unit Distributions Paid	(103,893)	(94,493)
Repayments on Mortgage Loans Payable	(61,097)	(18,654)
Proceeds from Senior Unsecured Notes	—	300,000
Proceeds from Unsecured Credit Facility	159,000	247,000
Repayments on Unsecured Credit Facility	(85,000)	(405,000)
Contributions from Noncontrolling Interests	—	4,321
Net Cash (Used in) Provided by Financing Activities	(43,473)	102,619
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(138,638)	18,403
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$61,020	$171,121

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$8,150	$5,029
Cash Paid for Operating Lease Liabilities	$2,407	$2,175
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$354	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$36,701	$33,577
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(1,387)	$(2,069)
Common Stock	1	2
Additional Paid-in Capital	1,386	2,067
Total	$—	$—
Assumption of Escrow in Connection with the Acquisition of Real Estate	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,451	$6,542
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$66,092	$24,385
Tenant Improvements Funded by Tenant	$16,239	$—
Write-off of Fully Depreciated Assets	$(25,106)	$(30,935)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,267,769	$1,087,907
Buildings and Improvements	3,000,539	2,922,152
Construction in Progress	181,607	77,574
Less: Accumulated Depreciation	(874,427)	(832,393)
Net Investment in Real Estate (including $260,228 and $245,396 related to consolidated variable interest entities, see Note 5)	3,575,488	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,791 and $7,054	1,214	15,663
Operating Lease Right-of-Use Assets	24,764	25,205
Cash and Cash Equivalents	52,268	162,090
Restricted Cash	8,752	37,568
Tenant Accounts Receivable	4,143	5,714
Investment in Joint Ventures	35,857	45,697
Deferred Rent Receivable	97,088	84,567
Deferred Leasing Intangibles, Net	22,229	25,211
Prepaid Expenses and Other Assets, Net	162,970	144,353
Total Assets	$3,984,773	$3,801,308
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $2,469 and $6,292 related to consolidated variable interest entities, see Note 5)	$82,991	$143,879
Senior Unsecured Notes, Net	992,841	992,300
Unsecured Term Loans, Net	458,104	458,462
Unsecured Credit Facility	74,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	146,778	120,292
Operating Lease Liabilities	22,426	22,826
Deferred Leasing Intangibles, Net	9,684	11,064
Rents Received in Advance and Security Deposits	78,337	62,092
Distributions Payable	36,701	33,703
Total Liabilities	1,901,862	1,844,618
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (130,289,617 and 129,051,412 units outstanding)	2,008,725	1,898,635
Limited Partners Units (2,956,508 and 2,713,142 units outstanding)	77,815	70,435
Accumulated Other Comprehensive Loss	(8,575)	(17,308)
Total First Industrial L.P.'s Partners' Capital	2,077,965	1,951,762
Noncontrolling Interests	4,946	4,928
Total Partners' Capital	2,082,911	1,956,690
Total Liabilities and Partners' Capital	$3,984,773	$3,801,308
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues:
Lease Revenue	$120,323	$109,657	$352,754	$326,681
Other Revenue	759	6,537	1,985	9,058
Total Revenues	121,082	116,194	354,739	335,739
Expenses:
Property Expenses	33,396	30,355	98,386	87,487
General and Administrative	8,598	7,485	25,631	24,970
Depreciation and Other Amortization	33,143	34,369	97,564	97,532
Total Expenses	75,137	72,209	221,581	209,989
Other Income (Expense):
Gain on Sale of Real Estate	8,879	6,525	66,378	29,594
Interest Expense	(9,849)	(12,775)	(34,374)	(37,864)
Amortization of Debt Issuance Costs	(782)	(905)	(2,666)	(2,477)
Total Other Income (Expense)	(1,752)	(7,155)	29,338	(10,747)
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax (Provision) Benefit	44,193	36,830	162,496	115,003
Equity in Loss of Joint Ventures	(15)	(162)	(154)	(236)
Income Tax (Provision) Benefit	(759)	39	(2,179)	(105)
Net Income	43,419	36,707	160,163	114,662
Less: Net Income Attributable to the Noncontrolling Interests	(20)	(68)	(59)	(212)
Net Income Available to Unitholders and Participating Securities	$43,399	$36,639	$160,104	$114,450
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.33	$0.28	$1.22	$0.88
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.33	$0.28	$1.21	$0.88
Weighted Average Units Outstanding - Basic	131,668	129,914	131,345	129,357
Weighted Average Units Outstanding - Diluted	132,178	130,294	131,841	129,720
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Income	$43,419	$36,707	$160,163	$114,662
Acceleration of Derivative Instruments	—	201	—	201
Mark-to-Market Gain (Loss) on Derivative Instruments	1,583	2,091	8,425	(13,884)
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	45,105	39,102	$168,896	$101,287
Comprehensive Income Attributable to Noncontrolling Interests	(20)	(68)	(59)	(212)
Comprehensive Income Attributable to Unitholders	$45,085	$39,034	$168,837	$101,075
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2021:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	62,176	1,389	—	18	63,583
Other Comprehensive Income	—	—	6,755	—	6,755
Stock Based Compensation Activity	(3,640)	2,585	—	—	(1,055)
Unit Distributions ($0.27 Per Unit)	(34,933)	(785)	—	—	(35,718)
Conversion of Limited Partner Units to General Partner Units	22	(22)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	29	29
Distributions to Noncontrolling Interests	—	—	—	(24)	(24)
Balance as of March 31, 2021	$1,922,260	$73,602	$(10,553)	$4,951	$1,990,260
Net Income	51,913	1,227	—	21	53,161
Other Comprehensive Income	—	—	292	—	292
Stock Based Compensation Activity	1,023	2,428	—	—	3,451
Unit Distributions ($0.27 Per Unit)	(34,930)	(811)	—	—	(35,741)
Distributions to Noncontrolling Interests	—	—	—	(23)	(23)
Balance as of June 30, 2021	$1,940,266	$76,446	$(10,261)	$4,949	$2,011,400
Net Income	42,424	975	—	20	43,419
Other Comprehensive Income	—	—	1,686	—	1,686
Contribution of General Partner Units, Net of Issuance Costs	58,811	—	—	—	58,811
Stock Based Compensation Activity	1,080	2,428	—	—	3,508
Unit Distributions ($0.27 Per Unit)	(35,221)	(669)	—	—	(35,890)
Conversion of Limited Partner Units to General Partner Units	1,365	(1,365)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(29)	(29)
Balance as of September 30, 2021	$2,008,725	$77,815	$(8,575)	$4,946	$2,082,911

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2020:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	40,584	895	—	50	41,529
Other Comprehensive Loss	—	—	(14,488)	—	(14,488)
Stock Based Compensation Activity	(4,208)	2,373	—	—	(1,835)
Unit Distributions ($0.25 Per Unit)	(31,874)	(614)	—	—	(32,488)
Conversion of Limited Partner Units to General Partner Units	2,064	(2,064)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(366)	(366)
Balance as of March 31, 2020	$1,757,222	$64,208	$(21,501)	$712	$1,800,641
Net Income	35,575	757	—	94	36,426
Other Comprehensive Loss	—	—	(1,282)	—	(1,282)
Stock Based Compensation Activity	1,486	1,622	—	—	3,108
Unit Distributions ($0.25 Per Unit)	(31,929)	(631)	—	—	(32,560)
Conversion of Limited Partner Units to General Partner Units	1	(1)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	12	12
Distributions to Noncontrolling Interests	—	—	—	(65)	(65)
Balance as of June 30, 2020	$1,762,355	$65,955	$(22,783)	$753	$1,806,280
Net Income	35,879	760	—	68	36,707
Other Comprehensive Income	—	—	2,395	—	2,395
Contribution of General Partner Units, Net of Issuance Costs	78,349	—	—	—	78,349
Stock Based Compensation Activity	1,486	1,593	—	—	3,079
Unit Distributions ($0.25 Per Unit)	(32,331)	(594)	—	—	(32,925)
Conversion of Limited Partner Units to General Partner Units	4	(4)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	4,371	4,371
Distributions to Noncontrolling Interests	—	—	—	(196)	(196)
Balance as of September 30, 2020	$1,845,742	$67,710	$(20,388)	$4,996	$1,898,060
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$160,163	$114,662
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	80,309	76,580
Amortization of Debt Issuance Costs	2,666	2,477
Other Amortization, including Equity Based Compensation	23,861	26,776
Equity in Loss of Joint Ventures	154	236
Gain on Sale of Real Estate	(66,378)	(29,594)
Gain on Involuntary Conversion	—	(6,476)
Straight-line Rental Income and Expense, Net	(12,826)	(6,481)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,307)	3,709
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	13,836	8,810
Net Cash Provided by Operating Activities	196,478	190,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(224,954)	(184,883)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(197,980)	(150,908)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	114,644	110,049
Contributions to and Investments in Joint Ventures	(1,321)	(42,744)
Distributions from Joint Ventures	21,407	—
Proceeds from Involuntary Conversion	—	6,476
Increase in Escrow Deposits and Other Investing Activity	(3,398)	(12,345)
Net Cash Used in Investing Activities	(291,602)	(274,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(6,365)	(3,329)
Contribution of General Partner Units	59,008	78,718
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)
Unit Distributions Paid	(103,893)	(94,493)
Contributions from Noncontrolling Interests	35	4,388
Distributions to Noncontrolling Interests	(76)	(627)
Repayments on Mortgage Loans Payable	(61,097)	(18,654)
Proceeds from Senior Unsecured Notes	—	300,000
Proceeds from Unsecured Credit Facility	159,000	247,000
Repayments on Unsecured Credit Facility	(85,000)	(405,000)
Net Cash (Used in) Provided by Financing Activities	(43,514)	102,059
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(138,638)	18,403
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Period	$61,020	$171,121

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$8,150	$5,029
Cash Paid for Operating Lease Liabilities	$2,407	$2,175
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$354	$1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$36,701	$33,577
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(1,387)	$(2,069)
General Partner Units	1,387	2,069
Total	$—	$—
Assumption of Escrow in Connection with the Acquisition of Real Estate	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$3,451	$6,542
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$66,092	$24,385
Tenant Improvements Funded by Tenant	$16,239	$—
Write-off of Fully Depreciated Assets	$(25,106)	$(30,935)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% ownership interest ("General Partner Units") at September 30, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.2% at September 30, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures") through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. One of the Joint Ventures sold its remaining acres of land during the nine months ended September 30, 2021. See Note 5 for more information related to the Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of September 30, 2021, we owned 423 industrial properties located in 20 states, containing an aggregate of approximately 62.1 million square feet of gross leasable area ("GLA"). Of the 423 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2021 and December 31, 2020, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2021 and 2020. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2021 and December 31, 2020, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2021 and 2020, and our cash flows for each of the nine months ended September 30, 2021 and 2020. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2021, we acquired four industrial properties comprised of approximately 0.2 million square feet of GLA and nine land parcels, one of which was acquired from Joint Venture I (see Note 5). We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price to each major asset class for the industrial properties and land parcels acquired during the nine months ended September 30, 2021:

Land	$186,160
Building and Improvements/Construction in Progress	27,880
In-Place Leases	789
Other Assets	1,592
Total Purchase Price	$216,421
The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the nine months ended September 30, 2021.
Real Estate Held for Sale
As of September 30, 2021, we had four industrial properties comprised of approximately 0.09 million square feet of GLA held for sale.
Sales
During the nine months ended September 30, 2021, we sold 12 industrial properties and seven industrial condominium units comprised of approximately 1.7 million square feet of GLA and one land parcel. Gross proceeds from the sales were $118,623. The gain on sale of real estate attributable to these sales was $66,378.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2021	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2021	December 31, 2020
Mortgage Loans Payable, Gross	$83,117	$144,214	4.03% – 4.17%	4.03% – 4.17%	September 2022 – August 2028
Unamortized Debt Issuance Costs	(126)	(335)
Mortgage Loans Payable, Net	$82,991	$143,879
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(5,670)	(6,206)
Unamortized Discounts	(60)	(65)
Senior Unsecured Notes, Net	$992,841	$992,300
Unsecured Term Loans, Gross
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2021 Unsecured Term Loan (A)	200,000	—	1.84%	N/A	7/7/2026
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,896)	(1,538)
Unsecured Term Loans, Net	$458,104	$458,462
Unsecured Credit Facility (B)	$74,000	$—	0.86%	N/A	7/7/2025
_______________
(A) The interest rate at September 30, 2021 includes the impact of derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) Amounts exclude unamortized debt issuance costs of $4,897 and $1,049 as of September 30, 2021 and December 31, 2020, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2021, we paid off mortgage loans in the amount of $57,912.
As of September 30, 2021, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $136,284. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2021.

Unsecured Term Loans
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
Also on July 7, 2021, in connection with the execution of the 2021 Unsecured Term Loan, we amended our 2015 Unsecured Term Loan to make certain changes to the covenants and other provisions of the 2015 Unsecured Term Loan to conform those covenants and other provisions to the terms of the 2021 Unsecured Term Loan. This amendment did not increase our borrowing capacity under, extend the maturity date of or modify the pricing of the 2015 Unsecured Term Loan. Subject to certain restrictions, we may request the borrowing capacity under the 2015 Unsecured Term Loan be increased to $360,000.
Unsecured Credit Facility
On July 7, 2021, we amended and restated our $725,000 revolving credit agreement with a new $750,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions. The Unsecured Credit Facility matures on July 7, 2025, unless extended at our option pursuant to two six-month extension options, subject to certain conditions.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2021	$793
2022	332,024
2023	321
2024	335
2025	74,349
Thereafter	1,207,866
Total	$1,615,688
The Unsecured Credit Facility, our unsecured term loans (the "Unsecured Term Loans"), our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2021; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2021 and December 31, 2020, the fair value of our indebtedness was as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable	$83,117	$85,452	$144,214	$148,770
Senior Unsecured Notes, Net	998,511	1,085,573	998,506	1,096,262
Unsecured Term Loans	460,000	460,647	460,000	458,207
Unsecured Credit Facility	74,000	74,000	—	—
Total	$1,615,628	$1,705,672	$1,602,720	$1,703,239
_______________
(A) The carrying amounts include unamortized discounts and exclude unamortized debt issuance costs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2021	December 31, 2020
ASSETS
Assets:
Net Investment in Real Estate	$260,228	$245,396
Operating Lease Right-of-Use Assets	13,109	13,173
Cash and Cash Equivalents	3,343	4,090
Deferred Rent Receivable	11,068	9,219
Prepaid Expenses and Other Assets, Net	10,602	8,077
Total Assets	$298,350	$279,955
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$2,469	$6,292
Accounts Payable, Accrued Expenses and Other Liabilities	10,884	10,067
Operating Lease Liabilities	10,284	10,304
Rents Received in Advance and Security Deposits	3,875	4,130
Partners' Capital	270,838	249,162
Total Liabilities and Partners' Capital	$298,350	$279,955
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture ("Joint Venture I") and a 43% interest in another joint venture ("Joint Venture II", together with Joint Venture I, the "Joint Ventures"). The Joint Ventures were both formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area. During the nine months ended September 30, 2021, Joint Venture I sold its remaining acres of land.
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
During the nine months ended September 30, 2021 and 2020, we earned fees of $341 and $616, respectively, from the Joint Ventures related to asset management and development services we provided to the Joint Ventures, of which we deferred recognition of $51 and $263, respectively, due to our economic interest in the Joint Ventures. At September 30, 2021, we had an aggregate receivable from the Joint Ventures of $60.
For the nine months ended September 30, 2021, net income of the Joint Ventures was $14,873. For the nine months ended September 30, 2020, net loss of the Joint Ventures was $531. Included in net income during the nine months ended September 30, 2021 is gain on sale of real estate of $15,028 related to the sale of 138 net developable acres of land for which our economic share of the gain on sale, inclusive of incentive fees, is $10,166. However, since the Company was the purchaser of the 138 net developable acres from Joint Venture I, we netted our portion of gain on sale and incentive fees against the basis of the land acquired.

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
Noncontrolling Interest - Joint Venture II

Our ownership interest in Joint Venture II is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in Joint Venture II as a Noncontrolling Interest.
ATM Program

On February 14, 2020, we entered into three-year distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended September 30, 2021, we issued 1,076,955 shares of the Company's common stock under the ATM which resulted in $59,008 of net proceeds and, payment of compensation to certain sales agents of $596.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2021:

	Derivative Instruments	Accumulated Other Comprehensive Loss of the Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Loss of the Company
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
Other Comprehensive Gain Before Reclassifications	3,593	3,593	(166)	3,427
Amounts Reclassified from Accumulated Other Comprehensive Loss	5,140	5,140	—	5,140
Net Current Period Other Comprehensive Gain	8,733	8,733	(166)	8,567
Balance as of September 30, 2021	$(8,575)	$(8,575)	$189	$(8,386)
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$103	$308	$308	Interest Expense
Net Settlement Payments to our Counterparties	1,583	2,250	4,832	4,338	Interest Expense
Acceleration of 2020 Swap (as defined in Note 10)	—	201	—	201	General & Administrative
Total	$1,686	$2,554	$5,140	$4,847

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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$42,446	$35,959	$156,580	$112,262
Net Income Allocable to Participating Securities	(48)	(59)	(170)	(177)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$42,398	$35,900	$156,410	$112,085
Denominator (In Thousands):
Weighted Average Shares - Basic	129,633	127,903	129,275	127,306
Effect of Dilutive Securities:
Performance Units (See Note 9)	89	198	87	189
Weighted Average Shares - Diluted	129,722	128,101	129,362	127,495
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.33	$0.28	$1.21	$0.88
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator:
Net Income Available to Unitholders and Participating Securities	$43,399	$36,639	$160,104	$114,450
Net Income Allocable to Participating Securities	(126)	(125)	(441)	(374)
Net Income Available to Unitholders	$43,273	$36,514	$159,663	$114,076
Denominator (In Thousands):
Weighted Average Units - Basic	131,668	129,914	131,345	129,357
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	510	380	496	363
Weighted Average Units - Diluted	132,178	130,294	131,841	129,720
Basic EPU:
Net Income Available to Unitholders	$0.33	$0.28	$1.22	$0.88
Diluted EPU:
Net Income Available to Unitholders	$0.33	$0.28	$1.21	$0.88
At September 30, 2021 and 2020, participating securities for the Company include 147,937 and 211,920, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At September 30, 2021 and 2020, participating securities for the Operating Partnership include 378,548 and 444,407, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the nine months ended September 30, 2021, 58,568 performance units ("Performance Units") and 263,621 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $7,162 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the nine months ended September 30, 2021, 67,127 shares of restricted stock units ("Service Units") and 51,525 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $5,195 on the grant date. The Service Awards granted to employees generally vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the nine months ended September 30, 2021, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,508 and $3,078 for the three months ended September 30, 2021 and 2020, respectively, and $10,572 and $9,827 for the nine months ended September 30, 2021 and 2020, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $549 and $358 for the three months ended September 30, 2021 and 2020, respectively, and $1,759 and $1,670 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had $14,268 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.85 years.
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
We entered into interest rate swaps to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Term Loans. We have six interest rate swaps, with an aggregate notional value of $260,000, that fix the one-month LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022 (the "2015 Swaps") and three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps"). We also had four interest rate swaps, with an aggregate notional value of $200,000, that fixed the one-month LIBOR rate at a weighted average rate of 2.29% and matured on January 29, 2021 (the "2014 Swaps"). We designated the 2014 Swaps, the 2015 Swaps and the 2021 Swaps as cash flow hedges.

Additionally, during the nine months ended September 30, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matured on April 1, 2021, had a notional value of $150,000 and fixed the one-month LIBOR rate at 0.42%.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of September 30, 2021, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps which are included in the line items Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements:
Description	Fair Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$78	—	$78	—
Liabilities:
2015 Swaps	$(4,152)	—	$(4,152)	—
2021 Swaps	$(1,395)	—	$(1,395)	—

	Fair Value at December 31, 2020
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(333)	—	$(333)	—
2015 Swaps	$(7,317)	—	$(7,317)	—
2021 Swaps	$(6,244)	—	$(6,244)	—
Derivatives not designated as a hedging instrument:
Liabilities:
2020 Swap	$(106)	—	$(106)	—
There was no ineffectiveness recorded on the 2015 Swaps or the 2021 Swaps during the nine months ended September 30, 2021. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At September 30, 2021 and December 31, 2020, the Operating Partnership had receivable balances of $9,337 and $9,380, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint ventures.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2021, we had 17 industrial properties totaling approximately 5.6 million square feet of GLA under construction. The estimated total investment as of September 30, 2021 is approximately $594,700. Of this amount, approximately $355,600 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
From October 1, 2021 to October 22, 2021, we acquired three land parcels for a purchase price of $18,779, excluding transaction costs. In addition, we sold four industrial properties for $7,295, excluding transaction costs.

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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of September 30, 2021, we owned 423 industrial properties located in 20 states, containing an aggregate of approximately 62.1 million square feet of gross leasable area ("GLA"). Of the 423 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% ownership interest ("General Partner Units") at September 30, 2021. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.2% at September 30, 2021 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own equity interests in, and provide various services to, two joint ventures (the "Joint Ventures"), each through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are each accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Operating Partnership or the Company as presented herein. One of the Joint Ventures sold its remaining acres of land during the nine months ended September 30, 2021.
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and borrowings under our $750.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also evaluate joint venture arrangements as additional sources of capital to finance acquisitions and developments.

Summary of the Nine Months Ended September 30, 2021
Despite the COVID-19 pandemic, our operating results remained strong during the nine months ended September, 30 2021. Our quarter end in-service occupancy was 97.1%, which is a 140 basis point increase compared to our in-service occupancy at December 31, 2020. Also, during the nine months ended September 30, 2021, we grew cash rental rates by 15.9% on new and renewal leases (22.8% during the third quarter). After resuming speculative development in the fourth quarter of 2020, we started 13 additional speculative buildings and one build-to-suit building comprising, in the aggregate, 5.0 million square feet of GLA during the nine months ended September 30, 2021. We continued to position ourselves for future development activity by acquiring land located in our target markets. Although the impact of COVID-19 pandemic has had an overall minimal impact on us in 2020 and so far in 2021, we cannot predict the future impact it may have on our business, future financial condition and operating results.
During the nine months ended September 30, 2021, we completed the following significant real estate activities:
•We acquired four industrial properties comprised of approximately 0.2 million square feet of GLA located in the Central Florida, Denver and Northern California markets for an aggregate purchase price of $38.7 million, excluding transactions costs.
•We acquired approximately 455.8 acres of land for development located in the Central Pennsylvania, Denver, Inland Empire, Northern California, Philadelphia and Phoenix markets, for an aggregate purchase price of $177.7 million, excluding transaction costs.
•We commenced speculative development of 13 industrial buildings and one build-to-suit facility totaling 5.0 million square feet of GLA in our Central Florida, Central Pennsylvania, Dallas, Denver, Inland Empire, Miami, Nashville, Phoenix and Seattle markets.
•We sold 12 industrial properties and seven industrial condominium units comprising approximately 1.7 million square feet of GLA and one land parcel for gross sales proceeds of $118.6 million.
•One of the Joint Ventures sold its remaining 138 acres (for which the Company was the purchaser and such land purchase is included above) for a sale price of $31.8 million. Additionally, we netted our share of gain on sale and incentive fees of $10.2 million against the basis of the land.
Our significant financing activities during the nine months ended September 30, 2021 were:
•We amended and restated our Unsecured Line of Credit which extended the maturity date to July 7, 2025 and increased our borrowing capacity to $750.0 million. The current credit spread is 32.5 basis points lower than the spread on the prior facility.
•We also amended and restated our $200.0 million 2020 Unsecured Term Loan, extending the maturity date to July 7, 2026 and increasing the additional borrowing capacity potentially available to incremental borrowings of $260.0 million if, subject to certain conditions, we exercise the accordion feature of this unsecured term loan. The current credit spread is 65 basis points lower than the the spread on the 2020 Unsecured Term Loan.
•We paid off $57.9 million in mortgage loans payable, increasing the percentage of our real estate that is unencumbered to 95.7% at September 30, 2021.
•We issued 1,076,955 shares of our common stock, through “at-the-market” (“ATM”) offerings, resulting in net proceeds of $59.0 million.
•We declared first, second and third quarter cash dividends of $0.27 per common share or Unit per quarter, an increase of 8.0% from the 2020 quarterly rate.
•At September 30, 2021, we had $670.7 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents of $52.3 million.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2021 and 2020. Same store properties are properties owned prior to January 1, 2020 and held as an in-service property through September 30, 2021 and developments and redevelopments that were placed in service prior to January 1, 2020. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2019 and held as an operating property through September 30, 2021. Sold properties are properties that were sold subsequent to December 31, 2019. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2020; or b) stabilized prior to January 1, 2020. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
Our net income was $160.2 million and $114.7 million for the nine months ended September 30, 2021 and 2020, respectively.
For the nine months ended September 30, 2021 and 2020, the average daily occupancy rate of our same store properties was 96.4% and 96.8%, respectively.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$319,312	$301,755	$17,557	5.8%
Acquired Properties	10,438	2,223	8,215	369.5%
Sold Properties	3,056	17,367	(14,311)	(82.4)%
(Re)Developments	17,601	5,181	12,420	239.7%
Other	4,332	9,213	(4,881)	(53.0)%
Total Revenues	$354,739	$335,739	$19,000	5.7%
Revenues from same store properties increased $17.6 million primarily due to an increase in rental rates and tenant recoveries and a decrease in reserves taken on tenant accounts receivable, offset by a decrease in occupancy and final insurance settlement proceeds of $1.1 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2016. Revenues from acquired properties increased $8.2 million due to the 12 industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.8 million square feet of GLA. Revenues from sold properties decreased $14.3 million due to the 41 industrial properties sold subsequent to December 31, 2019 totaling approximately 3.6 million square feet of GLA as well as a lease we reclassified from an operating lease to a sales-type lease in 2019, for which the sale of such property subsequently closed in 2020. Revenues from (re)developments increased $12.4 million due to an increase in occupancy. Revenues from other decreased $4.9 million primarily due to final insurance settlement proceeds of $5.4 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2017, offset by revenues related to acquisitions of partially occupied properties during 2019 that were not yet stabilized at December 31, 2019 and therefore are not yet included in the same store pool.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$82,629	$74,354	$8,275	11.1%
Acquired Properties	2,114	537	1,577	293.7%
Sold Properties	356	3,554	(3,198)	(90.0)%
(Re)Developments	5,070	2,599	2,471	95.1%
Other	8,217	6,443	1,774	27.5%
Total Property Expenses	$98,386	$87,487	$10,899	12.5%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $8.3 million primarily due to an increase in real estate tax expense, snow removal costs and repair and maintenance costs. Property expenses from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties (including expenses related to the lease reclassified as a sales-type lease) decreased $3.2 million due to properties sold subsequent to December 31, 2019. Property expenses from (re)developments increased $2.5 million primarily due to the substantial completion of developments. Property expenses from other increased $1.8 million primarily due to an increase in certain miscellaneous expenses.

General and administrative expense increased by $0.7 million, or 2.6%, primarily due to an increase in compensation, offset by severance and regional wind-up expenses associated with the closing of our Indianapolis office during the nine months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$83,748	$87,831	$(4,083)	(4.6)%
Acquired Properties	5,328	1,462	3,866	264.4%
Sold Properties	452	3,650	(3,198)	(87.6)%
(Re) Developments	6,284	2,689	3,595	133.7%
Corporate Furniture, Fixtures and Equipment and Other	1,752	1,900	(148)	(7.8)%
Total Depreciation and Other Amortization	$97,564	$97,532	$32	—%
Depreciation and other amortization from same store properties decreased $4.1 million primarily due to accelerated depreciation and amortization recognized during the nine months ended September 30, 2020 attributable to the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $3.9 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $3.2 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (re)developments increased $3.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the nine months ended September 30, 2021, we recognized $66.4 million of gain on sale of real estate related to the sale of 12 industrial properties and seven industrial condominium units comprised of approximately 1.7 million square feet of GLA and one land parcel. For the nine months ended September 30, 2020, we recognized $29.6 million of gain on sale of real estate related to the sale of 14 industrial properties comprised of approximately 0.6 million square feet of GLA.
Interest expense decreased by $3.5 million, or 9.2%, due to an increase in capitalized interest of $3.1 million caused by an increase in development projects eligible for capitalization during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, and a decrease in the weighted average interest rate for the nine months ended September 30, 2021 (3.52%) as compared to the nine months ended September 30, 2020 (3.61%), offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2021 ($1,615.5 million) as compared to the nine months ended September 30, 2020 ($1,587.5 million).
Amortization of debt issuance costs was not significant.
Equity in loss of Joint Ventures for both the nine months ended September 30, 2021 and 2020 was not significant. However, during the nine months ended September 30, 2021, we deferred $10.2 million of equity in income and incentive fees earned from the sale of the remaining 138 acres of developable land from one of the Joint Ventures since the Company was the purchaser of the land. This deferral was netted against the basis of the land acquired.
Income tax provision increased by $2.1 million, or 1,975.2%, primarily due to an increase in our pro-rata share of gain from the sale of real estate as well as incentive fees we earned from one of the Joint Ventures. Our equity ownership in the Joint Ventures is owned through a wholly-owned TRS. We also recognized additional income taxes in 2021 related to sales of real estate from another TRS as well an increase in state tax expense.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
Our net income was $43.4 million and $36.7 million for the three months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021 and 2020, the average daily occupancy rate of our same store properties was 97.3% and 96.7%, respectively.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$108,420	$101,210	$7,210	7.1%
Acquired Properties	3,841	1,727	2,114	122.4%
Sold Properties	163	4,643	(4,480)	(96.5)%
(Re)Developments	6,627	1,863	4,764	255.7%
Other	2,031	6,751	(4,720)	(69.9)%
Total Revenues	$121,082	$116,194	$4,888	4.2%
Revenues from same store properties increased $7.2 million primarily due to an increase in rental rates and tenant recoveries, a decrease in reserves taken on receivable amounts and an increase in occupancy. Revenues from acquired properties increased $2.1 million due to the 12 industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.8 million square feet of GLA. Revenues from sold properties decreased $4.5 million due to the 41 industrial properties sold subsequent to December 31, 2019 totaling approximately 3.6 million square feet of GLA as well as a lease we reclassified from an operating lease to a sales-type lease in 2019, for which the sale of such property subsequently closed in 2020. Revenues from (re)developments increased $4.8 million due to an increase in occupancy. Revenues from other decreased $4.7 million primarily due to final insurance settlement proceeds of $5.4 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2017, offset by revenues related to acquisitions of partially occupied properties during 2019 that were not yet stabilized at December 31, 2019 and therefore are not yet included in the same store pool.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$27,144	$26,264	$880	3.4%
Acquired Properties	812	417	395	94.7%
Sold Properties	24	670	(646)	(96.4)%
(Re)Developments	1,819	1,010	809	80.1%
Other	3,597	1,994	1,603	80.4%
Total Property Expenses	$33,396	$30,355	$3,041	10.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $0.9 million primarily due to an increase in real estate tax expense. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties (including expenses related to the lease reclassified as a sales-type lease) decreased $0.6 million due to properties sold subsequent to December 31, 2019. Property expenses from (re)developments increased $0.8 million primarily due to the substantial completion of developments. Property expenses from other increased $1.6 million primarily due to an increase in certain miscellaneous expenses.

General and administrative expense increased by $1.1 million, or 14.9%, primarily due to an increase in incentive compensation.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$28,110	$30,617	$(2,507)	(8.2)%
Acquired Properties	2,042	924	1,118	121.0%
Sold Properties	20	1,128	(1,108)	(98.2)%
(Re) Developments	2,343	1,052	1,291	122.7%
Corporate Furniture, Fixtures and Equipment and Other	628	648	(20)	(3.1)%
Total Depreciation and Other Amortization	$33,143	$34,369	$(1,226)	(3.6)%
Depreciation and other amortization from same store properties decreased $2.5 million primarily due to accelerated depreciation and amortization recognized during the nine months ended September 30, 2020 attributable to the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (re)developments increased $1.3 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the three months ended September 30, 2021, we recognized $8.9 million of gain on sale of real estate related to the sale of six industrial properties and four industrial condominium units comprised of approximately 0.2 million square feet of GLA. For the three months ended September 30, 2020, we recognized $6.5 million of gain on sale of real estate related to the sale of two industrial properties comprised of approximately 0.1 million square feet of GLA.
Interest expense decreased by $2.9 million, or 22.9%, due to an increase in capitalized interest of $2.2 million caused by an increase in development projects eligible for capitalization during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and a decrease in the weighted average interest rate for the three months ended September 30, 2021 (3.31%) as compared to the three months ended September 30, 2020 (3.56%), offset by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2021 ($1,640.0 million) as compared to the three months ended September 30, 2020 ($1,604.8 million).
Amortization of debt issuance costs was not significant.
Equity in loss of Joint Ventures for both the three months ended September 30, 2021 and 2020 was not significant.
Income tax provision was $0.8 million for the three months ended September 30, 2021 compared to an income tax benefit of $0.04 million for the three months ended September 30, 2020. The increase of $0.8 million was primarily related to sales of real estate from one of our TRSs as well as an increase in state tax expense.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2021. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	26	465	$8.81	39.5%	4.8	$10.30	N/A
Renewal Leases	28	1,408	$7.71	34.9%	3.9	$1.82	84.7%
Development / Acquisition Leases	6	485	$6.96	N/A	7.6	N/A	N/A
Total / Weighted Average	60	2,358	$7.78	36.2%	4.8	$3.92	84.7%

Nine Months Ended
New Leases	76	2,125	$7.16	36.0%	5.9	$7.03	N/A
Renewal Leases	97	5,728	$6.31	25.7%	4.0	$1.36	76.2%
Development / Acquisition Leases	16	1,370	$7.97	N/A	8.1	N/A	N/A
Total / Weighted Average	189	9,223	$6.75	28.6%	5.1	$2.89	76.2%
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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2021, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	17	344	$882
Renewal Leases	1	45	25
Development / Acquisition Leases	5	416	793
Total	23	805	$1,700

Nine Months Ended
New Leases	53	1,741	$3,335
Renewal Leases	7	232	182
Development / Acquisition Leases	14	1,201	3,658
Total	74	3,174	$7,175

Liquidity and Capital Resources
At September 30, 2021, our cash and cash equivalents was approximately $52.3 million and restricted cash was approximately $8.8 million. We also had $670.7 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2021.
We have considered our short-term (through September 30, 2022) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $72.4 million in mortgage loans payable outstanding at September 30, 2021 that we anticipate paying prior to September 30, 2022. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after September 30, 2022) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2021, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of October 22, 2021, we had approximately $590.6 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$196,437	$190,139
Net cash used in investing activities	(291,602)	(274,355)
Net cash (used in) provided by financing activities	(43,473)	102,619
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Net cash provided by operating activities	$196,478	$190,699
Net cash used in investing activities	(291,602)	(274,355)
Net cash (used in) provided by financing activities	(43,514)	102,059

Changes in cash flow for the nine months ended September 30, 2021, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $6.3 million for the Company (increased $5.8 million for the Operating Partnership), primarily due to the following:
•increase in NOI from same store properties, acquired properties and recently developed properties of $25.9 million offset by a decrease in NOI due to the disposition of real estate of $11.1 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
•increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities increased $17.2 million, primarily due to the following:
•increase of $87.1 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2021 as compared to 2020; and
•decrease of $6.5 million related to the collection of insurance settlement proceeds in 2020; offset by:
•increase in distributions from and a decrease in contributions to our Joint Ventures resulting in a net reduction of $62.8 million in 2021 as compared to 2020;
•decrease of $8.9 million in escrow deposits; and
•increase of $4.6 million in net proceeds received from the disposition of real estate in 2021 as compared to 2020 and collection of a sales-type lease receivable in 2020.
Financing Activities: Cash used in financing activities increased $146.1 million for the Company (increased $145.6 million for the Operating Partnership), primarily due to the following:
•decrease of $300.0 million related to the issuance of unsecured notes in a private placement in 2020;
•increase in repayments of mortgage loans payable of $42.4 million in 2021 compared to 2020;
•a decrease of $19.7 million related to net proceeds from the issuance of 1,076,955 shares of the Company's common stock under our ATM in 2021 as compared to the net proceeds from the issuance of 1,842,281 shares of the Company's common stock under our ATM in 2020; and
•increase in dividend and unit distributions of $9.4 million primarily due to the Company increasing the dividend rate in 2021; offset by:
•increase in net borrowings under our Unsecured Credit Facility of $232.0 million in 2021 compared to 2020.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2021 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2021, $1,541.6 million or 95.4% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $74.0 million, or 4.6% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2020, our total debt, excluding unamortized debt issuance costs, was $1,602.7 million and 100% was fixed rate debt. At September 30, 2021 and December 31, 2020, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2021 would have increased by approximately $0.005 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2021. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2021 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.3 million during the nine months ended September 30, 2021.
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
We anticipate that LIBOR will continue to be available substantially in its current form at least until June 30, 2023. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, however the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. We are monitoring this activity and evaluating the related risks.
As of September 30, 2021, the estimated fair value of our debt was approximately $1,705.7 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$42,446	$35,959	$156,580	$112,262
Adjustments:
Depreciation and Other Amortization of Real Estate	32,886	34,152	96,907	96,921
Gain on Sale of Real Estate	(8,879)	(6,525)	(66,378)	(29,594)
Income Tax Provision - Allocable to Gain on Sale of Real Estate, including Joint Ventures	337	—	1,888	—
Noncontrolling Interest Share of Adjustments	(518)	(578)	(712)	(1,401)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$66,272	$63,008	$188,285	$178,188

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$108,420	$101,210		$319,312	$301,755
Same Store Property Expenses	(27,144)	(26,264)		(82,629)	(74,354)
Same Store Net Operating Income Before Same Store Adjustments	$81,276	$74,946	8.4%	$236,683	$227,401	4.1%
Same Store Adjustments:
Straight-line Rent	(1,822)	(707)		(6,202)	(3,739)
Above / Below Market Rent Amortization	(219)	(256)		(664)	(786)
Lease Termination Fees	(159)	(1)		(415)	(703)
Same Store Net Operating Income(A)	$79,076	$73,982	6.9%	$229,402	$222,173	3.3%
(A) The nine months ended September 30, 2020 includes $1.1 million of insurance settlement gain related to a building destroyed by fire in 2016. Excluding this gain, the percent increase to Same Store Net Operating Income would be 3.7% for the nine months ended September 30, 2021.
Subsequent Events
From October 1, 2021 to October 22, 2021, we acquired three land parcels for a purchase price of $18.8 million, excluding transaction costs. In addition, we sold four industrial properties for $7.3 million, excluding transaction costs.

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: October 22, 2021