Form 10-K
period 2021-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2022-02-18
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $6,708.6 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2021.
At February 17, 2022, 131,781,076 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2021 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2021, the Company owned an approximate 97.8% common general partnership interest in the Operating Partnership. The remaining approximate 2.2% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.2% equity interest in the Operating Partnership held by entities or persons other than the Company are classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2021, our in-service portfolio consisted of 404 industrial properties, containing an aggregate of approximately 60.7 million square feet of gross leasable area ("GLA") located in 19 states.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% ownership interest ("General Partner Units") at December 31, 2021. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.2% at December 31, 2021, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own equity interests in, and provide various services to joint ventures (the "Joint Ventures"), through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. One of the Joint Ventures sold its remaining acres of land and ceased operations during the year ended December 31, 2021.
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners by increasing our cash flow and property values. Our long-term business growth plans include the following elements:
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties; (ii) the acquisition of portfolios of industrial properties or individual properties which meet our investment parameters within our 15 target markets; (iii) the expansion of our properties; and (iv) possible additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 target markets where land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our percentage of light industrial and R&D/flex buildings.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2021" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Strategies
We utilize the following strategies in connection with the operation of our business:
•Organizational Strategy. We implement a decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.
•Market Strategy. Our market strategy is to concentrate on 15 industrial real estate markets in the United States. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained supply that can lead to long-term rent growth; (ii) favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; and (v) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.
•Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot while minimizing re-leasing costs and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and multi-national tenants.
•Acquisition/Development Strategy. Our investment strategy is primarily focused on developing and acquiring industrial properties in 15 key logistics markets with a coastal orientation in the United States through the deployment of experienced regional management teams. When evaluating potential industrial property acquisitions and developments, we consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, functionality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.
•Disposition Strategy. We continually evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. We look to sell lower rent growth assets and redeploy the capital into higher rent growth assets in key logistics markets. We also seek to shrink our holdings of light industrial and R&D/flex assets over time.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $750.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 17, 2022, we had approximately $570.3 million available for additional borrowings under the Unsecured Credit Facility.

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
Government Regulation
We are subject to laws and regulations of the United States and the states and local municipalities in which we operate, including laws and regulations relating to environmental protection and human health and safety. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
Environmental, Social and Corporate Governance ("ESG")
We are focused on building and maintaining a socially responsible and sustainable business that succeeds by delivering long-term value for our stockholders. We continuously look for new and better ways to minimize our environmental impact as well as that of our tenants. We have an established committee (the "Corporate Responsibility Committee") consisting of members of our team across a range of functions responsible for advising senior management, Audit Committee and our Board of Directors on various matters related to sustainability, social responsibility and other non-financial issues that are of significance to us and our stockholders.
Because we primarily net lease the properties in our portfolio to our tenants whereby each tenant is ultimately responsible for maintaining the leased property, one of our key corporate responsibility priorities is to engage with and encourage our tenants to implement environmentally sustainable practices, such as the use of energy and water efficient fixtures and recycling programs. Additionally, as we add properties to our portfolio or enhance existing facilities, environmental sustainability is a key consideration of our efforts to improve or develop such properties. We have obtained LEED certification for certain recent development projects and are also pursuing LEED certification for the vast majority of our new development projects through a LEED volume program. We extend the same commitment to environmental excellence to our own offices, promoting sustainable practices and energy efficiency that can both reduce environmental impact and achieve lower operating costs. Our headquarters office in Chicago is an energy-efficient LEED-certified building.
Social responsibility and engagement is an integral part of our business, as we are committed to developing and maintaining strong relationships with our customers, business partners, investors, and the communities in which we operate and invest. In addition, we aim to provide a positive work environment for our employees by offering competitive compensation, quality benefit offerings including health and wellness and retirement plans and financial education, and career training and growth opportunities.
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

Human Capital
At December 31, 2021, we had 162 employees, 99% of whom are full-time employees. The average tenure of our workforce is approximately 11 years.
In addition to the sustainability efforts overseen by the Corporate Responsibility Committee, the committee also advises on ways to foster a diverse and inclusive work environment, protect the health and safety of our employees and engage our surrounding communities. We are an equal opportunity employer and, as such, promote an equitable workplace that acknowledges and values differences in race, gender, age, ethnicity, sexual orientation, gender identity, national origin, abilities and religious beliefs. We apply these policies throughout our organization, including at the senior management level and in our composition of our Board of Directors. We believe such diversity of experience and background helps make us strong and achieve our mission to create long-term shareholder value by providing industrial real estate solutions that mutually benefit our customers and our stockholders. The membership of our Board of Directors is 43% diverse by gender and race.
In managing our business, we focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the skills required, responsibilities and geographic location. All employees are eligible to participate in one of our incentive plans, under which payments are tied to pre-established performance goals. In addition, we believe that developing each of our employees’ skillsets and decision-making abilities—through challenging project assignments, formal training, mentorship, and recognition—is key not only to our employees’ performance, job satisfaction and our retention efforts, but also to maintaining a strong leadership pipeline.
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

We may be unable to acquire real estate on advantageous terms or acquisitions may not perform as we expect.
We have routinely acquired real estate from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional real estate and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations and proceeds from property sales, which may not be available. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.
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
•we may have delays in obtaining construction materials;
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
Under various federal, state and local laws and regulations, we may, as a current or previous owner, developer or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws and regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.
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
Environmental laws and regulations in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws and regulations may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that may have contained or currently contain underground storage tanks used to store petroleum products, or other hazardous or toxic substances. In addition, previous or current occupants of our properties, including but not limited to, our tenants, and adjacent properties may have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
We have a portfolio environmental insurance policy that provides coverage for potential unknown environmental liabilities, subject to the policy's coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
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
•disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our employees, officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and
•we may in certain circumstances be liable for the actions of our joint venture partners.
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
We are exposed to potential physical risks from possible future changes in climate. We have significant investment in properties in coastal markets such as Southern California, Northern California and South Florida and have also targeted those markets for future growth. Our properties, especially the coastal market properties, may be exposed to rare catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency of extreme weather events increases, our exposure to these events could increase and could impact our tenants' operations and their ability to pay rent. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk.
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
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, extended coverage and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils including, without limitation, earthquake, windstorm and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.
Financing and Capital Risks:
Disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.
A significant amount of our existing indebtedness was issued through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if volatility in or disruption of the capital markets occurs. From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases result in the unavailability of financing. Furthermore, we could potentially lose access to available liquidity under our Unsecured Credit Facility if one or more participating lenders were to default on their commitments. If our ability to issue additional debt or equity securities or to borrow under our Unsecured Credit Facility were to be impaired by volatility in or disruption of the capital markets, it could have a material adverse effect on our liquidity and financial condition.
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

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Our Unsecured Credit Facility, our unsecured term loans and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR-indexed rates are not available. If our debt agreements and derivative contracts are not transitioned to a preferred alternative rate and LIBOR-indexed rates are discontinued or if the methods of calculating the rates change, interest rates on our current or future indebtedness may be adversely affected. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements however future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates will cease to be available.

Failure to comply with covenants in our debt agreements could adversely affect our financial condition.
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our historical practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility and our unsecured term loans, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.
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
The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications, a managed detection monitoring and response solution, periodic cyber dwelling reviews and annual penetration testing, even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
Acts of violence, including terrorist attacks, could occur in the localities in which we conduct business. More generally, these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
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
We may be unable to retain and attract talented personnel. In the event of the loss of key management personnel or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, our operating results and financial condition could be materially and adversely affected.

Item 1B.	Unresolved SEC Comments
None.

Item 2.	Properties
General
At December 31, 2021, we owned 410 industrial properties of which 404 were classified as in-service. The 404 in-service industrial properties contained an aggregate of approximately 60.7 million square feet of GLA in 19 states, with a diverse base of more than 950 tenants engaged in a wide variety of businesses, including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties that are less than 75% occupied at acquisition or with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2021, was $5.97. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
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
•R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space.

The following tables summarize, by market, certain information as of December 31, 2021, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		R&D/Flex		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/21
Atlanta, GA	4,563	14	340	4	347	5	—	—	5,250	23	99.7%
Baltimore, MD	3,096	9	—	—	268	4	52	1	3,416	14	79.6%
Central Florida	427	3	234	3	160	2	—	—	821	8	100.0%
Central/Eastern PA (A)	6,156	14	399	4	280	6	—	—	6,835	24	99.8%
Chicago, IL	5,265	16	292	5	255	5	—	—	5,812	26	99.4%
Cincinnati, OH	683	3	131	2	278	5	—	—	1,092	10	99.4%
Cleveland, OH	1,229	6	—	—	—	—	—	—	1,229	6	100.0%
Dallas/Ft. Worth, TX	5,622	29	1,327	20	67	2	—	—	7,016	51	99.8%
Denver, CO	1,135	5	717	7	782	18	66	3	2,700	33	99.3%
Detroit, MI	242	2	342	7	330	12	107	2	1,021	23	100.0%
Houston, TX	2,958	18	564	8	85	3	—	—	3,607	29	95.2%
Minneapolis/St. Paul, MN	2,564	12	145	2	—	—	—	—	2,709	14	99.2%
Nashville, TN	979	3	—	—	164	2	—	—	1,143	5	100.0%
New Jersey (A)	1,359	6	—	—	781	14	172	3	2,312	23	98.7%
Northern California	—	—	123	3	46	2	—	—	169	5	100.0%
Phoenix, AZ	2,866	8	445	7	39	1	—	—	3,350	16	99.6%
Seattle, WA	101	1	287	5	23	1	—	—	411	7	100.0%
South Florida	848	6	433	8	—	—	—	—	1,281	14	94.2%
Southern California (A)	7,731	27	1,469	24	727	20	—	—	9,927	71	99.4%
Other (B)	615	2	—	—	—	—	—	—	615	2	100.0%
Total	48,439	184	7,248	109	4,632	102	397	9	60,716	404	98.1%
Occupancy by Industrial Property Type		98.0%		98.7%		97.9%		97.9%
_______________
(A)Central/Eastern Pennsylvania includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.
(B)Properties are located in Greenville, KY; and Salt Lake City, UT.
Indebtedness
As of December 31, 2021, 24 of our 404 in-service industrial properties, with a net carrying value of $133.6 million, are pledged as collateral under our mortgage financings, totaling $79.8 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Development Activity
During the year ended December 31, 2021, we moved seven development properties totaling approximately 0.9 million square feet of GLA to our in-service portfolio at a total cost of approximately $98.2 million. Included in the total cost is $5.4 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 6.6%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/21
Central/Eastern Pennsylvania	1	100,272	Bulk Warehouse	100%
South Florida	4	517,940	Bulk Warehouse, Regional Warehouse	100%
Southern California	2	265,317	Bulk Warehouse, Regional Warehouse	100%
Total	7	883,529

As of December 31, 2021, we substantially completed three developments totaling approximately 0.6 million square feet of GLA. The estimated total investment for the three developments is approximately $91.2 million, of which $77.4 million has been paid as of December 31, 2021. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/21 (A)
South Florida	3	591,940	Bulk Warehouse	0%
Total	3	591,940
(A) Properties are 55% leased at December 31, 2021.

As of December 31, 2021, we have 17 development projects that are under construction totaling approximately 5.8 million square feet of GLA. The estimated total investment for the 17 development projects under construction is $633.5 million, of which $284.1 million has been paid as of December 31, 2021. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Dallas/Fort Worth, TX	2	374,306	Bulk Warehouse	Q1 2022
Southern California	1	303,204	Bulk Warehouse	Q1 2022
Nashville, TN	1	500,240	Bulk Warehouse	Q2 2022
Phoenix, AZ	1	802,439	Bulk Warehouse	Q2 2022
Seattle, WA	1	128,640	Bulk Warehouse	Q2 2022
Central/Eastern Pennsylvania	1	1,085,280	Bulk Warehouse	Q3 2022
Denver, CO	1	588,085	Bulk Warehouse	Q3 2022
Nashville, TN	1	691,920	Bulk Warehouse	Q3 2022
Central Florida	4	343,521	Bulk Warehouse, Regional Warehouse	Q4 2022
New Jersey	1	208,000	Bulk Warehouse	Q4 2022
South Florida	2	350,723	Bulk Warehouse	Q4 2022
Southern California	1	460,805	Bulk Warehouse	Q1 2023
Total (A)	17	5,837,163
(A) The 17 properties were 39% leased at December 31, 2021.

Property Acquisitions
During the year ended December 31, 2021, we acquired four industrial properties and 769.7 acres of land located in our Baltimore/Washington, Central Florida, Central/Eastern Pennsylvania, Denver, New Jersey, Northern California, Phoenix, Seattle and Southern California markets for an aggregate purchase price of approximately $340.9 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 5.4%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/21
Central Florida	1	80,875	Light Industrial	100%
Denver, CO	1	32,730	Regional Warehouse	0%
Northern California	2	101,234	Light Industrial, Regional Warehouse	38%
Total	4	214,839
Property Sales
During the year ended December 31, 2021, we sold 29 industrial properties comprising approximately 2.9 million square feet of GLA, at a weighted average capitalization rate of 5.9%, and one land parcel for total gross sales proceeds of approximately $243.4 million. The capitalization rate for the 29 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Cincinnati, OH	1	179,450	Regional Warehouse
Dallas/Fort Worth, TX	1	60,000	Regional Warehouse
Detroit, MI	15	363,893	Light Industrial, R&D/Flex, Regional Warehouse
Houston, TX	1	663,821	Bulk Warehouse
Milwaukee, WI (A)	4	797,089	Bulk Warehouse, Regional Warehouse
Minneapolis/St. Paul, MN	3	214,484	Light Industrial, R&D/Flex
South Florida (B)	1	36,791	Light Industrial
Other (C)	3	592,751	Bulk Warehouse, R&D/Flex
Total	29	2,908,279

(A) With the sale of these properties, we have exited the Milwaukee, WI market.
(B) Sale of seven industrial condominium units within one industrial park are being counted as one property sale.
(C) Properties are located in Kansas City, MO and Overland, MO.

Tenant and Lease Information
We have a diverse base of more than 950 tenants engaged in a wide variety of businesses including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. At December 31, 2021, our leases have a weighted average lease length of 7.3 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities. As of December 31, 2021, approximately 98.1% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 6.8% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 5.8% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2021. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	102	2,904	$7.02	38.0%	5.9	$6.83	N/A
Renewal Leases	122	6,900	$6.34	25.6%	4.2	$1.40	74.2%
Development / Acquisition Leases	23	1,935	$7.95	N/A	8.4	N/A	N/A
Total / Weighted Average	247	11,739	$6.77	29.3%	5.3	$3.01	74.2%

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
(D)Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period. First generation lease costs for development and acquisition properties are excluded.
(E)Represents the weighted average square feet of tenants renewing their respective leases.
The following table provides a summary of our leases that commenced during the year ended December 31, 2021, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	71	2,449	$4,199
Renewal Leases	11	352	507
Development / Acquisition Leases	21	1,766	5,874
Total	103	4,567	$10,580

Lease Expirations

Fundamentals for the United States industrial real estate market remained favorable in 2021, despite the continuing impact of the COVID-19 pandemic on general economic activity during the year and cargo backlogs at the nation’s largest ports. Supply chain activity drove additional demand for logistics space, including from the e-commerce segment. New industrial space continued to be developed throughout the year in response to this growth in demand. In 2021, incremental demand exceeded new supply. National vacancy levels remained low and overall industry conditions resulted in an environment supportive of rental rate growth in virtually all of our markets. Based on our recent experience, low levels of vacancy generally throughout our markets and the 2022 forecast of a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2022, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to continued improvement in market conditions as compared to the conditions prevailing when the comparative leases were signed. The following table shows scheduled lease expirations for all signed leases in our in-service properties as of December 31, 2021.

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2022	120	4,392,995	7.5%	24,680	7.2%
2023	177	8,028,441	13.6%	45,767	13.3%
2024	182	7,666,326	12.9%	45,382	13.2%
2025	139	6,168,980	10.4%	37,824	11.0%
2026	150	8,527,590	14.4%	48,824	14.2%
2027	69	6,560,729	11.1%	35,088	10.2%
2028	35	4,381,863	7.4%	26,566	7.7%
2029	28	3,780,679	6.4%	23,197	6.7%
2030	23	2,671,807	4.5%	16,163	4.7%
2031	18	2,883,376	4.9%	21,109	6.1%
Thereafter	21	4,113,406	6.9%	19,449	5.7%
Total	962	59,176,192	100%	$344,049	100%
_______________
(A)Includes leases that expire on or after January 1, 2022 and assumes tenants do not exercise existing renewal, termination or purchase options.
(B)Does not include existing vacancies of 1,173,540 aggregate square feet and December 31, 2021 move outs of 366,389 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2021, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2021	$66.48	$53.08	$0.27
September 30, 2021	$56.69	$52.08	$0.27
June 30, 2021	$53.91	$46.92	$0.27
March 31, 2021	$47.39	$40.64	$0.27
December 31, 2020	$44.30	$39.75	$0.25
September 30, 2020	$44.09	$37.99	$0.25
June 30, 2020	$40.93	$30.52	$0.25
March 31, 2020	$46.01	$27.09	$0.25
As of February 16, 2022, the Company had 333 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 122 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2021.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2021, the Operating Partnership issued 337,685 Limited Partner Units in connection with the issuance of equity compensation, inclusive of Limited Partner Units issued related to dividends accrued on the underlying common stock, to certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2021, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $194.3 million or by issuing 2,935,203 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/16	12/17	12/18	12/19	12/20	12/21
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$115.48	$108.97	$160.57	$167.29	$268.19
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
FTSE NAREIT Equity REITs	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64
_______________

(A)	The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data
None.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Summary of 2021
Despite the COVID-19 pandemic, our operating results remained strong in 2021. Our year end in-service occupancy was 98.1%, which is a 240 basis point increase compared to our in-service occupancy at December 31, 2020. Also, during the year ended December 31, 2021, we grew cash rental rates by 16.2% on new and renewal leases. After resuming speculative development in the fourth quarter of 2020, we started 16 additional speculative buildings and one build-to-suit building comprising, in the aggregate, 5.8 million square feet of GLA during the year ended December 31, 2021. We continued to position ourselves for future development activity by acquiring land located in our target markets. Although the impact of COVID-19 pandemic has had an overall minimal impact on us in 2021, we cannot predict the future impact it may have on our business, future financial condition and operating results.
In 2021, we completed the following significant real estate activities:
•We added to our development pipeline 750 acres of land located in our Central Florida, Central New Jersey, Central Pennsylvania, Denver, Inland Empire, Northern California, Philadelphia, Phoenix and Seattle markets for an aggregate purchase price of $300.0 million, excluding transaction costs.
•We placed in-service seven industrial properties comprising approximately 0.9 million square feet of GLA located in our Inland Empire, Philadelphia and South Florida markets at an estimated total cost of $98.2 million. These properties were 100% leased at December 31, 2021.
•We commenced speculative development of 16 industrial buildings and one build-to-suit facility totaling 5.8 million square feet of GLA in our Central Florida, Central New Jersey, Central Pennsylvania, Dallas/Fort Worth, Denver, Inland Empire, Nashville, Phoenix, Seattle and South Florida markets.
•We acquired four industrial properties comprised of approximately 0.2 million square feet of GLA located in the Central Florida, Denver and Northern California markets for an aggregate purchase price of $38.7 million, excluding transactions costs. These properties were 56% leased at December 31, 2021.
•We sold 29 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel for gross sales proceeds of $243.4 million.
•One of the Joint Ventures sold its remaining 138 acres (for which the Company was the purchaser and such land purchase is included above) for a sale price of $31.8 million. We netted our share of gain on sale and incentive fees of $10.2 million against the basis of the land.

We completed the following financing activities during the year ended December 31, 2021:
•We amended and restated our Unsecured Credit Facility, extending the maturity date to July 7, 2025 and increasing our borrowing capacity thereunder to $750.0 million. The current credit spread under this facility is 32.5 basis points lower than the spread on the prior facility.
•We amended and restated our $200.0 million 2020 Unsecured Term Loan, extending the maturity date to July 7, 2026. The current credit spread under this loan is 65 basis points lower than the spread on the 2020 Unsecured Term Loan.
•We paid off $60.5 million in mortgage loans payable, increasing the percentage of our real estate that was unencumbered to 95.9% at December 31, 2021.
•We issued 2,513,758 shares of our common stock, through "at-the-market" ("ATM") offerings, resulting in net proceeds of $145.8 million.
•We declared an annual cash dividend of $1.08 per common share or Unit, an increase of 8.0% from 2020.
•At December 31, 2021, we had $666.3 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents was $58.6 million.

Results of Operations
Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
Our net income was $277.2 million and $200.2 million for the years ended December 31, 2021 and 2020, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2021 and 2020. Same store properties are properties owned prior to January 1, 2020 and held as an in-service property through December 31, 2021 and developments and redevelopments that were placed in service prior to January 1, 2020. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2019 and held as an operating property through December 31, 2021. Sold properties are properties that were sold subsequent to December 31, 2019. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2020; or b) stabilized prior to January 1, 2020. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are included in the (re)development classification. During the year ended December 31, 2019, we completed the rebuild of this property and as of December 31, 2019, the property was 100% leased. This property returned to the same store classification in the first quarter 2021.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2021 and 2020, the average occupancy rates of our same store properties were 96.8% and 96.6%, respectively.

	2021	2020	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$419,779	$395,224	$24,555	6.2%
Acquired Properties	13,629	4,224	9,405	222.7%
Sold Properties	11,617	30,020	(18,403)	(61.3)%
(Re) Developments	25,112	7,680	17,432	227.0%
Other	6,153	10,880	(4,727)	(43.4)%
Total Revenues	$476,290	$448,028	$28,262	6.3%
Revenues from same store properties increased $24.6 million primarily due to an increase in rental rates and recoverable income from property expenses and a decrease in bad debt reserves taken on tenant accounts receivable, offset by final insurance settlement proceeds of $1.1 million received and recorded in 2020 as revenue related to a property that was destroyed by fire in 2016. Revenues from acquired properties increased $9.4 million due to the 12 industrial properties acquired subsequent to December 31, 2019 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $18.4 million due to the 58 industrial properties sold subsequent to December 31, 2019 totaling approximately 4.8 million square feet of GLA. Revenues from (re)developments increased $17.4 million due to an increase in occupancy and tenant recoveries. Revenues from other decreased $4.7 million primarily due to final insurance settlement proceeds of $5.4 million received and recorded in 2020 related to a property that was destroyed by fire in 2017, offset by revenues related to acquisitions of partially occupied properties during 2019 that were not yet stabilized at December 31, 2019 and therefore are not yet included in the same store pool.

	2021	2020	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$108,074	$99,434	$8,640	8.7%
Acquired Properties	2,219	932	1,287	138.1%
Sold Properties	2,554	6,161	(3,607)	(58.5)%
(Re) Developments	7,086	3,590	3,496	97.4%
Other	11,367	9,078	2,289	25.2%
Total Property Expenses	$131,300	$119,195	$12,105	10.2%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $8.6 million primarily due to an increase in real estate tax expense, insurance and snow removal costs. Property expenses from acquired properties increased $1.3 million due to properties acquired subsequent to December 31, 2019. Property expenses from sold properties decreased $3.6 million due to properties sold subsequent to December 31, 2019. Property expenses from (re)developments increased $3.5 million primarily due to the substantial completion of developments. Property expenses from other increased $2.3 million primarily due to an increase in certain miscellaneous expenses.
General and administrative expense increased by $1.8 million, or 5.4%, primarily due to an increase in compensation, offset by severance and regional wind-down expenses associated with the closing of our Indianapolis office during the year ended December 31, 2020.

	2021	2020	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$109,700	$113,833	$(4,133)	(3.6)%
Acquired Properties	7,362	2,272	5,090	224.0%
Sold Properties	2,672	6,930	(4,258)	(61.4)%
(Re) Developments	8,849	4,085	4,764	116.6%
Corporate Furniture, Fixtures and Equipment and Other	2,370	2,518	(148)	(5.9)%
Total Depreciation and Other Amortization	$130,953	$129,638	$1,315	1.0%

Depreciation and other amortization from same store properties decreased $4.1 million primarily due to accelerated depreciation and amortization recognized during the year ended December 31, 2020 attributable to the early termination of certain tenants' leases. Depreciation and other amortization from acquired properties increased $5.1 million due to properties acquired subsequent to December 31, 2019. Depreciation and other amortization from sold properties decreased $4.3 million due to properties sold subsequent to December 31, 2019. Depreciation and other amortization from (re)developments increased $4.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the year ended December 31, 2021, we recognized $150.3 million of gain on sale of real estate related to the sale of 29 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel. For the year ended December 31, 2020, we recognized $86.8 million of gain on sale of real estate related to the sale of 29 industrial properties comprising approximately 1.9 million square feet of GLA.
Interest expense decreased $7.2 million, or 14.0%, primarily due to an increase in capitalized interest of $5.3 million caused by an increase in development projects eligible for capitalization during the year ended December 31, 2021 as compared to the year ended December 31, 2020, and a decrease in the weighted average interest rate for the year ended December 31, 2021 (3.45%) as compared to the year ended December 31, 2020 (3.65%), partially offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2021 ($1,631.9 million) as compared to the year ended December 31, 2020 ($1,593.5 million).
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of Joint Ventures for the year ended December 31, 2021 was $0.2 million. However, during the year ended December 31, 2021, we deferred $10.2 million of equity in income and incentive fees earned from the sale of the remaining 138 acres of developable land from one of the Joint Ventures since the Company was the purchaser of the land. This deferral was netted against the basis of the land acquired. Equity in income of Joint Ventures for the year ended December 31, 2020 was $4.2 million which primarily consists of our pro-rata share of gain related to the sale of real estate and accrued incentive fees.
Income tax expense increased $2.5 million, or 102.6%, primarily due to taxable gains from the sales of real estate from one of our TRSs in 2021.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

A discussion of changes in our results of operations between 2020 and 2019 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Critical Accounting Policies
A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity's financial condition and results of operations. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, we believe the following policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements:
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

Liquidity and Capital Resources
At December 31, 2021, our cash and cash equivalents were approximately $58.6 million. We also had $666.3 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2021.
We have considered our short-term (through December 31, 2022) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have a $260.0 million term loan maturing in September 2022 and we have $69.2 million in mortgage loans payable outstanding at December 31, 2021 maturing in September 2022. We expect to satisfy these payment obligations on or prior to the maturity dates through the issuance of other debt or equity securities. With the exception of the $260.0 million term loan and the mortgage maturities, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2022) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.
As of February 17, 2022, we had approximately $570.3 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2021, and we anticipate that we will be able to operate in compliance with our financial covenants in 2022. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
As of December 31, 2021, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$266,895	$240,430
Net cash used in investing activities	(416,823)	(251,738)
Net cash provided by financing activities	9,050	58,248
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$267,030	$241,081
Net cash used in investing activities	(416,823)	(251,738)
Net cash provided by financing activities	8,915	57,597
Changes in cash flow for the year ended December 31, 2021, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $26.5 million for the Company (increased $25.9 million for the Operating Partnership), primarily due to the following:
•increase in net operating income from same store properties, acquired properties and recently developed properties of $38.0 million, offset by a decrease in net operating income due to the disposition of real estate of $14.8 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities increased $165.1 million, primarily due to the following:
•increase of $248.3 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2021 as compared to 2020; and
•decrease of $6.5 million related to the collection of insurance settlement proceeds in 2020; offset by:
◦increase in distributions from and a decrease in contributions to our Joint Ventures resulting in a net reduction of $42.7 million in 2021 as compared to 2020;
◦increase of $30.9 million in net proceeds received from the disposition of real estate in 2021 as compared to 2020; and
◦decrease of $16.2 million in escrow and other balances.
Financing Activities: Cash provided by financing activities decreased $49.2 million for the Company (decreased $48.7 million for the Operating Partnership), primarily due to the following:
•decrease of $300.0 million related to the issuance of unsecured notes in a private placement in 2020;
•increase in repayments of mortgage loans payable of $34.3 million in 2021 compared to 2020;
•increase in dividend and unit distributions of $12.4 million due to the Company raising the dividend rate in 2021; and
•increase in debt and equity issuance costs of $3.1 million in 2021 compared to 2020; offset by:
◦increase in net borrowings from our Unsecured Credit Facility of $237.0 million in 2021 compared to 2020; and

◦increase of $67.0 million related to net proceeds from the issuance of 2,513,758 shares of the Company's common stock under our ATM in 2021 as compared to the net proceeds from the issuance of 1,842,281 shares of the Company's common stock under our ATM in 2020.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2021:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Rent Payments Due on Operating and Ground Leases	$71,069	$2,843	$5,142	$3,988	$59,096
Real Estate Development Costs(A)(B)	349,400	349,400	—	—	—
Long Term Debt	1,617,335	329,464	656	279,713	1,007,502
Interest Expense on Long Term Debt(A)(C)	318,467	49,733	85,227	82,572	100,935
Unsecured Credit Facility(D)	4,009	1,141	2,284	584	—
Total	$2,360,280	$732,581	$93,309	$366,857	$1,167,533
_______________
(A)Not on balance sheet.
(B)Represents estimated remaining payments on the completion of development projects under construction. Estimated remaining costs include all costs necessary to place the properties into service and could extend beyond one year.
(C)Excludes interest expense on our Unsecured Credit Facility. Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate swaps which effectively swap the variable interest rate to a fixed interest rate. Due to the maturity of three interest rate swaps in February 2026, the remaining interest expense payments on our outstanding $200 million unsecured term loan is an estimate based on LIBOR and our current spread as of December 31, 2021, which is an interest rate of 0.94925%.
(D)Represents fees on our Unsecured Credit Facility which has a contractual maturity in July 2025.

Off-Balance Sheet Arrangements
At December 31, 2021, we had letters of credit and performance bonds outstanding amounting to $24.9 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $1.0 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively, related to environmental expenditures. We estimate 2022 expenditures of approximately $2.2 million which has been accrued at December 31, 2021. We estimate that the aggregate expenditures which need to be expended in 2022 and beyond with regard to currently identified environmental issues will not exceed approximately $5.4 million which has been accrued at December 31, 2021.

Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our industrial properties in our markets of operation; however, inflation has significantly increased in 2021 and may continue to be elevated or increase further. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We also have exposure to inflation with respect to our development portfolio, as increases in materials and other costs related to our development activities make it more expensive to develop properties. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivatives that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2021 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2021, $1,538.3 million or 95.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $79.0 million or 4.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2020, $1,602.7 million or 100% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. Fixed rate debt for both years includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2021 and 2020 would have increased by approximately $0.01 million and $0.09 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2021 and 2020. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.6 million and $5.7 million during the years ended December 31, 2021 and 2020.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Our Unsecured Credit Facility, our unsecured term loans and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR-indexed rates are not available. If our debt agreements and derivative contracts are not transitioned to a preferred alternative rate and LIBOR-indexed rates are discontinued or if the methods of calculating the rates change, interest rates on our current or future indebtedness may be adversely affected. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements, however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates will cease to be available.
As of December 31, 2021 and 2020, the estimated fair value of our debt was approximately $1,691.3 million and $1,703.2 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2021 and 2020, we had derivative instruments with a notional aggregate amount outstanding of $460.0 million which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR (the "Term Loan Swaps"). We designated the Term Loan Swaps as cash flow hedges. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these derivative instruments. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$270,997	$195,989	$238,775	$163,239	$201,456
Adjustments:
Depreciation and Other Amortization of Real Estate	130,062	128,814	120,516	115,659	115,617
Impairment of Real Estate (A)	—	—	—	2,285	—
Gain on Sale of Real Estate (A)	(150,310)	(86,751)	(124,942)	(80,909)	(131,058)
Gain on Sale of Real Estate from Joint Ventures (A)	—	(4,443)	(16,714)	—	—
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including Joint Ventures (A)	4,853	2,198	3,095	—	—
Noncontrolling Interest Share of Adjustments	357	(843)	406	(883)	481
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$255,959	$234,964	$221,136	$199,391	$186,496
    (A) In December 2018, NAREIT issued a white paper restating the definition of FFO. The restated definition provides an option to include or exclude gains and losses as well as impairment of non-depreciable real estate if the sales are deemed incidental. Prior to January 1, 2019, we included gains and losses on sales and impairment of our non-depreciable real estate in our calculation of NAREIT FFO. On January 1, 2019, we adopted the restated definition of NAREIT FFO on a prospective basis and now exclude gains and losses on sales and impairment of our non-depreciable real estate that we deem incidental. We also exclude the same adjustments from our share of net income from unconsolidated joint ventures.

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, equity in income and loss from joint ventures, income tax benefit and provision and gains and losses on the sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of above/below market leases and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(In thousands)
Same Store Revenues	$419,779	$395,224
Same Store Property Expenses	(108,074)	(99,434)
Same Store Net Operating Income Before Same Store Adjustments	$311,705	$295,790
Same Store Adjustments:
Straight-line Rent	(6,731)	(4,799)
Above (Below) Market Lease Amortization	(875)	(1,039)
Lease Termination Fees	(560)	(753)
Same Store Net Operating Income (A)	$303,539	$289,199
(A) The year ended December 31, 2020 includes $1.1 million of insurance settlement gain related to a building destroyed by fire in 2016. Excluding this gain, the percent increase to Same Store Net Operating Income would be 5.3% for the year ended December 31, 2021.
Subsequent Events
From January 1, 2022 to February 17, 2022, we acquired two industrial buildings and one land parcel for an aggregate purchase price of approximately $21.8 million, excluding transaction costs.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2021, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence and Principal Accountant Fees and Services
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

4.9*	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.2†
2014 Stock Incentive Plan (as amended and restated) as of December 31, 2018 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

10.3†
First Amendment to the 2014 Stock Incentive Plan (amended and restated as of December 31, 2018), dated February 27, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 7, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
10.4†
Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.5*†	Form of Time Based LTIP Unit Award Agreement

10.6*†	Form of Time Based Restricted Stock Unit Award Agreement

10.7*†	Form of Performance Based LTIP Unit Award Agreement

10.8*†	Form of Performance Based Stock Unit Award Agreement

10.9†
Executive Change in Control Severance Policy, dated February 11, 2020 (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.10
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

10.11
First Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.12
Second Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.13
Third Amendment, dated as of July 7, 2021, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17
Note and Guaranty Agreement, dated as of May 16, 2019, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 3.97% Series E Guaranteed Senior Notes due July 23, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 20, 2019, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.18
Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 14, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.19
Amendment No. 1, dated as of April 28, 2021, to Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company and the Operating Partnership, filed July 23, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.20*
Amendment No. 2, dated as of October 26, 2021, to Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC

10.21
Note and Guaranty Agreement, dated as of July 7, 2020 by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 2.74% Series F Guaranteed Senior Notes due September 17, 2030 and the 2.84% Series G Guaranteed Senior Notes due September 17, 2032) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 8, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
10.22
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

10.23
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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company acquired four industrial properties for consideration of approximately $38.7 million, of which approximately $12.7 million was recorded to land and $25.0 million to building and improvements/construction in progress during the year ended December 31, 2021.

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
February 17, 2022

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Operating Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Operating Partnership's consolidated financial statements and on the Operating Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership acquired four industrial properties for consideration of approximately $38.7 million, of which approximately $12.7 million was recorded to land and $25.0 million to building and improvements/construction in progress during the year ended December 31, 2021.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2022

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,387,198	$1,087,907
Buildings and Improvements	3,020,221	2,922,152
Construction in Progress	239,025	77,574
Less: Accumulated Depreciation	(868,296)	(832,393)
Net Investment in Real Estate	3,778,148	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $7,054	—	15,663
Operating Lease Right-of-Use Assets	24,927	25,205
Cash and Cash Equivalents	58,591	162,090
Restricted Cash	189	37,568
Tenant Accounts Receivable	5,104	5,714
Investment in Joint Ventures	36,049	45,697
Deferred Rent Receivable	98,727	84,567
Deferred Leasing Intangibles, Net	21,316	25,211
Prepaid Expenses and Other Assets, Net	156,047	134,983
Total Assets	$4,179,098	$3,791,938
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$79,674	$143,879
Senior Unsecured Notes, Net	993,021	992,300
Unsecured Term Loans, Net	458,325	458,462
Unsecured Credit Facility	79,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	153,096	120,292
Operating Lease Liabilities	22,592	22,826
Deferred Leasing Intangibles, Net	9,252	11,064
Rents Received in Advance and Security Deposits	98,588	62,092
Dividends and Distributions Payable	37,178	33,703
Total Liabilities	1,930,726	1,844,618
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 131,747,725 and 129,051,412 shares issued and outstanding)	1,317	1,290
Additional Paid-in Capital	2,376,026	2,224,691
Distributions in Excess of Accumulated Earnings	(178,293)	(306,294)
Accumulated Other Comprehensive Loss	(4,238)	(16,953)
Total First Industrial Realty Trust, Inc.'s Equity	2,194,812	1,902,734
Noncontrolling Interests	53,560	44,586
Total Equity	2,248,372	1,947,320
Total Liabilities and Equity	$4,179,098	$3,791,938
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands, except per share data)
Revenues:
Lease Revenue	$473,236	$437,543	$422,236
Other Revenue	3,054	10,485	3,748
Total Revenues	476,290	448,028	425,984
Expenses:
Property Expenses	131,300	119,195	116,585
General and Administrative	34,610	32,848	28,569
Depreciation and Other Amortization	130,953	129,638	121,229
Total Expenses	296,863	281,681	266,383
Other Income (Expense):
Gain on Sale of Real Estate	150,310	86,751	124,942
Interest Expense	(44,103)	(51,293)	(50,273)
Amortization of Debt Issuance Costs	(3,423)	(3,428)	(3,218)
Total Other Income (Expense)	102,784	32,030	71,451
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	282,211	198,377	231,052
Equity in (Loss) Income of Joint Ventures	(161)	4,200	16,235
Income Tax Provision	(4,879)	(2,408)	(3,406)
Net Income	277,171	200,169	243,881
Less: Net Income Attributable to the Noncontrolling Interests	(6,174)	(4,180)	(5,106)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$270,997	$195,989	$238,775
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.09	$1.53	$1.89
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.09	$1.53	$1.88
Weighted Average Shares Outstanding - Basic	129,688	127,711	126,392
Weighted Average Shares Outstanding - Diluted	129,775	127,904	126,691
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Net Income	$277,171	$200,169	$243,881
Payments to Settle Derivative Instruments	—	—	(3,149)
Acceleration of Derivative Instruments	—	201	—
Mark-to-Market Gain (Loss) on Derivative Instruments	12,567	(10,906)	(7,671)
Amortization of Derivative Instruments	410	410	233
Comprehensive Income	290,148	189,874	233,294
Comprehensive Income Attributable to Noncontrolling Interests	(6,464)	(3,964)	(4,884)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$283,684	$185,910	$228,410
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2018	$1,263	$2,131,556	$(490,807)	$3,502	$34,397	$1,679,911
Net Income	—	—	238,775	—	5,106	243,881
Other Comprehensive Loss	—	—	—	(10,365)	(222)	(10,587)
Stock Based Compensation Activity	2	4,397	(1,696)	—	1,877	4,580
Common Stock Dividends and Unit Distributions ($0.92 Per Share/Unit)	—	—	(117,107)	—	(2,415)	(119,522)
Conversion of Limited Partner Units to Common Stock	5	7,191	—	—	(7,196)	—
Reallocation—Additional Paid-in Capital	—	(2,297)	—	—	2,297	—
Reallocation—Other Comprehensive Income	—	—	—	(20)	20	—
Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	195,989	—	4,180	200,169
Other Comprehensive Loss	—	—	—	(10,079)	(216)	(10,295)
Issuance of Common Stock, Net of Issuance Costs	18	78,331	—	—	—	78,349
Stock Based Compensation Activity	—	3,243	(2,975)	—	7,188	7,456
Common Stock Dividends and Unit Distributions ($1.00 Per Share/Unit)	—	—	(128,473)	—	(2,470)	(130,943)
Conversion of Limited Partner Units to Common Stock	2	2,088	—	—	(2,090)	—
Contributions from Noncontrolling Interest	—	—	—	—	4,321	4,321
Reallocation—Additional Paid-in Capital	—	182	—	—	(182)	—
Reallocation—Other Comprehensive Income	—	—	—	9	(9)	—
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	270,997	—	6,174	277,171
Other Comprehensive Income	—	—	—	12,687	290	12,977
Issuance of Common Stock, Net of Issuance Costs	25	145,443	—	—	—	145,468
Stock Based Compensation Activity	1	1,825	(2,294)	—	9,519	9,051
Common Stock Dividends and Unit Distributions ($1.08 Per Share/Unit)		—	(140,702)	—	(2,941)	(143,643)
Conversion of Limited Partner Units to Common Stock	1	1,760	—	—	(1,761)	—
Contributions from Noncontrolling Interest	—	—	—	—	28	28
Reallocation—Additional Paid-in Capital	—	2,307	—	—	(2,307)	—
Reallocation—Other Comprehensive Income	—	—	—	28	(28)	—
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$277,171	$200,169	$243,881
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	107,876	102,533	98,333
Amortization of Debt Issuance Costs	3,423	3,428	3,218
Other Amortization, including Equity Based Compensation	31,181	35,231	28,780
Equity in Loss (Income) of Joint Ventures	161	(4,200)	(16,235)
Distributions from Joint Ventures	—	4,279	15,959
Gain on Sale of Real Estate	(150,310)	(86,751)	(124,942)
Gain on Involuntary Conversion	—	(6,476)	—
Payments to Settle Derivative Instruments	—	—	(3,149)
Straight-line Rental Income and Expense, Net	(16,081)	(8,973)	(10,884)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(472)	3,861	(11,523)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	13,946	(2,671)	22,095
Net Cash Provided by Operating Activities	266,895	240,430	245,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(352,922)	(220,223)	(152,744)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(314,084)	(198,496)	(294,633)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	234,726	203,864	254,416
Increase in Escrow Deposits	(4,461)	(14,950)	(23,113)
Proceeds from Involuntary Conversion	—	6,476	—
Contributions to and Investments in Joint Ventures	(1,550)	(42,744)	(210)
Distributions from Joint Ventures	21,407	19,938	8,711
Other Investing Activity	61	(5,603)	2,187
Net Cash Used in Investing Activities	(416,823)	(251,738)	(205,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(6,452)	(3,363)	(954)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	145,760	78,718	—
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)	(4,384)
Common Stock Dividends and Unit Distributions Paid	(139,710)	(127,338)	(117,214)
Repayments on Mortgage Loans Payable	(64,450)	(30,146)	(123,250)
Proceeds from Senior Unsecured Notes	—	300,000	150,000
Proceeds from Unsecured Credit Facility	289,000	247,000	415,000
Repayments on Unsecured Credit Facility	(210,000)	(405,000)	(257,000)
Contributions from Noncontrolling Interests	28	4,321	—
Net Cash Provided by Financing Activities	9,050	58,248	62,198
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(140,878)	46,940	102,345
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Year	$58,780	$199,658	$152,718

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$44,184	$48,849	$47,801
Interest Expense Capitalized in Connection with Development Activity	$12,140	$6,847	$5,757
Income Taxes Paid	$3,366	$1,573	$3,583
Cash Paid for Operating Lease Liabilities	$3,261	$2,821	$2,084
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$819	$1,341	$22,871
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$37,178	$33,703	$30,567
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(1,761)	$(2,090)	$(7,196)
Common Stock	1	2	5
Additional Paid-in Capital	1,760	2,088	7,191
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$—	$54,521
Land	—	—	(24,803)
Building, Net of Accumulated Depreciation	—	—	(17,845)
Deferred Rent Receivable	—	—	(2,073)
Other Assets, Net of Accumulated Amortization	—	—	(1,194)
Gain on Sale Recognized Due to Lease Reclassification	$—	$—	$8,606
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$3,611	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$1,990	$18,579	$1,466
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$82,526	$34,008	$51,107
Tenant Improvements Funded by Tenant	$28,559	$—	$—
Write-off of Fully Depreciated Assets	$(36,799)	$(45,302)	$(37,892)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,387,198	$1,087,907
Buildings and Improvements	3,020,221	2,922,152
Construction in Progress	239,025	77,574
Less: Accumulated Depreciation	(868,296)	(832,393)
Net Investment in Real Estate (including $277,984 and $245,396 related to consolidated variable interest entities, see Note 5)	3,778,148	3,255,240
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $7,054	—	15,663
Operating Lease Right-of-Use Assets	24,927	25,205
Cash and Cash Equivalents	58,591	162,090
Restricted Cash	189	37,568
Tenant Accounts Receivable	5,104	5,714
Investment in Joint Ventures	36,049	45,697
Deferred Rent Receivable	98,727	84,567
Deferred Leasing Intangibles, Net	21,316	25,211
Prepaid Expenses and Other Assets, Net	165,282	144,353
Total Assets	$4,188,333	$3,801,308
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $0 and $6,292 related to consolidated variable interest entities, see Note 5)	$79,674	$143,879
Senior Unsecured Notes, Net	993,021	992,300
Unsecured Term Loans, Net	458,325	458,462
Unsecured Credit Facility	79,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	153,096	120,292
Operating Lease Liabilities	22,592	22,826
Deferred Leasing Intangibles, Net	9,252	11,064
Rents Received in Advance and Security Deposits	98,588	62,092
Distributions Payable	37,178	33,703
Total Liabilities	1,930,726	1,844,618
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (131,747,725 and 129,051,412 units outstanding)	2,175,549	1,898,635
Limited Partners Units (2,935,203 and 2,713,142 units outstanding)	81,435	70,435
Accumulated Other Comprehensive Loss	(4,331)	(17,308)
Total First Industrial L.P.'s Partners' Capital	2,252,653	1,951,762
Noncontrolling Interests	4,954	4,928
Total Partners' Capital	2,257,607	1,956,690
Total Liabilities and Partners' Capital	$4,188,333	$3,801,308
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$473,236	$437,543	$422,236
Other Revenue	3,054	10,485	3,748
Total Revenues	476,290	448,028	425,984
Expenses:
Property Expenses	131,300	119,195	116,585
General and Administrative	34,610	32,848	28,569
Depreciation and Other Amortization	130,953	129,638	121,229
Total Expenses	296,863	281,681	266,383
Other Income (Expense):
Gain on Sale of Real Estate	150,310	86,751	124,942
Interest Expense	(44,103)	(51,293)	(50,273)
Amortization of Debt Issuance Costs	(3,423)	(3,428)	(3,218)
Total Other Income (Expense)	102,784	32,030	71,451
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	282,211	198,377	231,052
Equity in (Loss) Income of Joint Ventures	(161)	4,200	16,235
Income Tax Provision	(4,879)	(2,408)	(3,406)
Net Income	277,171	200,169	243,881
Less: Net Income Attributable to the Noncontrolling Interests	(133)	(235)	(253)
Net Income Available to Unitholders and Participating Securities	$277,038	$199,934	$243,628
Basic Earnings Per Unit:
Net Income Available to Unitholders	$2.10	$1.54	$1.89
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$2.09	$1.53	$1.88
Weighted Average Units Outstanding - Basic	131,740	129,752	128,831
Weighted Average Units Outstanding - Diluted	132,237	130,127	129,241
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Net Income	$277,171	$200,169	$243,881
Payments to Settle Derivative Instruments	—	—	(3,149)
Acceleration of Derivative Instruments	—	201	—
Mark-to-Market Gain (Loss) on Derivative Instruments	12,567	(10,906)	(7,671)
Amortization of Derivative Instruments	410	410	233
Comprehensive Income	290,148	189,874	233,294
Comprehensive Income Attributable to Noncontrolling Interests	(133)	(235)	(253)
Comprehensive Income Attributable to Unitholders	$290,015	$189,639	$233,041
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2018	$1,619,342	$66,246	$3,574	$857	$1,690,019
Net Income	238,522	5,106	—	253	243,881
Other Comprehensive Loss	—	—	(10,587)	—	(10,587)
Stock Based Compensation Activity	2,703	1,877	—	—	4,580
Unit Distributions ($0.92 Per Unit)	(117,107)	(2,415)	—	—	(119,522)
Conversion of Limited Partner Units to General Partner Units	7,196	(7,196)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	32	32
Distributions to Noncontrolling Interests	—	—	—	(119)	(119)
Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	195,745	4,189	—	235	200,169
Other Comprehensive Loss	—	—	(10,295)	—	(10,295)
Contribution of General Partner Units, Net of Issuance Costs	78,349	—	—	—	78,349
Stock Based Compensation Activity	268	7,188	—	—	7,456
Unit Distributions ($1.00 Per Unit)	(128,473)	(2,470)	—	—	(130,943)
Conversion of Limited Partner Units to General Partner Units	2,090	(2,090)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	4,401	4,401
Distributions to Noncontrolling Interests	—	—	—	(731)	(731)
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	270,855	6,183	—	133	277,171
Other Comprehensive Income	—	—	12,977	—	12,977
Contribution of General Partner Units, Net of Issuance Costs	145,468	—	—	—	145,468
Stock Based Compensation Activity	(468)	9,519	—	—	9,051
Unit Distributions ($1.08 Per Unit)	(140,702)	(2,941)	—	—	(143,643)
Conversion of Limited Partner Units to General Partner Units	1,761	(1,761)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	64	64
Distributions to Noncontrolling Interests	—	—	—	(171)	(171)
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$277,171	$200,169	$243,881
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	107,876	102,533	98,333
Amortization of Debt Issuance Costs	3,423	3,428	3,218
Other Amortization, including Equity Based Compensation	31,181	35,231	28,780
Equity in Loss (Income) of Joint Ventures	161	(4,200)	(16,235)
Distributions from Joint Ventures	—	4,279	15,959
Gain on Sale of Real Estate	(150,310)	(86,751)	(124,942)
Gain on Involuntary Conversion	—	(6,476)	—
Payments to Settle Derivative Instruments	—	—	(3,149)
Straight-line Rental Income and Expense, Net	(16,081)	(8,973)	(10,884)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net and Operating Lease Right-of-Use Assets	(337)	4,512	(11,436)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	13,946	(2,671)	22,095
Net Cash Provided by Operating Activities	267,030	241,081	245,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(352,922)	(220,223)	(152,744)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(314,084)	(198,496)	(294,633)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	234,726	203,864	254,416
Increase in Escrow Deposits	(4,461)	(14,950)	(23,113)
Proceeds from Involuntary Conversion	—	6,476	—
Contributions to and Investments in Joint Ventures	(1,550)	(42,744)	(210)
Distributions from Joint Ventures	21,407	19,938	8,711
Other Investing Activity	61	(5,603)	2,187
Net Cash Used in Investing Activities	(416,823)	(251,738)	(205,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(6,452)	(3,363)	(954)
Contribution of General Partner Units	145,760	78,718	—
Tax Paid on Vested Equity Compensation	(5,126)	(5,944)	(4,384)
Unit Distributions Paid	(139,710)	(127,338)	(117,214)
Contributions from Noncontrolling Interests	64	4,401	32
Distributions to Noncontrolling Interests	(171)	(731)	(119)
Repayments on Mortgage Loans Payable	(64,450)	(30,146)	(123,250)
Proceeds from Senior Unsecured Notes	—	300,000	150,000
Proceeds from Unsecured Credit Facility	289,000	247,000	415,000
Repayments on Unsecured Credit Facility	(210,000)	(405,000)	(257,000)
Net Cash Provided by Financing Activities	8,915	57,597	62,111
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(140,878)	46,940	102,345
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	199,658	152,718	50,373
Cash, Cash Equivalents and Restricted Cash, End of Year	$58,780	$199,658	$152,718

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$44,184	$48,849	$47,801
Interest Expense Capitalized in Connection with Development Activity	$12,140	$6,847	$5,757
Income Taxes Paid	$3,366	$1,573	$3,583
Cash Paid for Operating Lease Liabilities	$3,261	$2,821	$2,084
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$819	$1,341	$22,871
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$37,178	$33,703	$30,567
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(1,761)	$(2,090)	$(7,196)
General Partner Units	1,761	2,090	7,196
Total	$—	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$—	$—	$54,521
Land	—	—	(24,803)
Building, Net of Accumulated Depreciation	—	—	(17,845)
Deferred Rent Receivable	—	—	(2,073)
Other Assets, Net of Accumulated Amortization	—	—	(1,194)
Gain on Sale Recognized Due to Lease Reclassification	$—	$—	$8,606
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$3,611	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$1,990	$18,579	$1,466
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$82,526	$34,008	$51,107
Tenant Improvements Funded by Tenant	$28,559	$—	$—
Write-off of Fully Depreciated Assets	$36,799	$(45,302)	$(37,892)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.8% and 97.9% ownership interest ("General Partner Units") at December 31, 2021 and 2020, respectively. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.2% and 2.1% at December 31, 2021 and 2020, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own equity interests in, and provide various services to joint ventures (the "Joint Ventures"), through a wholly-owned TRS of the Operating Partnership. The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company or the Operating Partnership as presented herein. One of the Joint Ventures sold its remaining acres of land and ceased operations during the year ended December 31, 2021. See Note 5 for more information related to Joint Ventures.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2021, we owned 410 industrial properties located in 19 states, containing an aggregate of approximately 61.4 million square feet of gross leasable area ("GLA"). Of the 410 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2021 and 2020 and for each of the years ended December 31, 2021, 2020 and 2019 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2021 and 2020, and the reported amounts of revenues and expenses for each of the years ended December 31, 2021, 2020 and 2019. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments. We maintain cash and cash equivalents in banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. We have not realized any losses of such cash investments or accounts and mitigate risk by using nationally recognized banking institutions.
Restricted Cash
Restricted cash includes cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Code or will be returned to us after the mandatory time period has expired. The carrying amount approximates fair value due to the short term maturity of these investments. For purposes of our consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss equal to the amount in which carrying value exceeds the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimates and assumptions relating to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.
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
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building and tenant improvements. Such costs begin to be capitalized to the development projects from the point we are undergoing activity necessary to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized using the weighted average borrowing rate during the construction period.

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
The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The value of in-place lease intangibles, which are included in the line item Deferred Leasing Intangibles, Net are amortized over the remaining initial lease term (including expected renewal periods) as adjustments to depreciation and other amortization expense. If a tenant fully terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market intangibles and the in-place lease value is immediately accelerated and fully amortized on the date of the termination.
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

Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2021	December 31, 2020
In-Place Leases	$15,428	$18,253
Above Market Leases	1,621	1,948
Below Market Ground Lease Obligation	1,507	1,552
Tenant Relationships	2,760	3,458
Total Included in Total Assets, Net of $24,933 and $24,781 of Accumulated Amortization	$21,316	$25,211
Below Market Leases	$9,252	$11,064
Total Included in Total Liabilities, Net of $15,040 and $13,849 of Accumulated Amortization	$9,252	$11,064
Amortization expense related to in-place leases and tenant relationships was $4,498, $8,201 and $6,303 for the years ended December 31, 2021, 2020 and 2019, respectively. Lease revenue increased by $1,442, $1,962 and $1,281 related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2021 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2022	$3,870	$1,353
2023	$3,325	$1,101
2024	$2,648	$1,120
2025	$2,082	$1,029
2026	$1,697	$942
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

Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2021 and 2020 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2021, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
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
We recognize fees received from tenants to fully terminate their lease prior to the contractual end date on a straight-line basis from the notification date through the revised lease end date.

Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as the cost of our property management personnel and other costs of managing our properties. We exclude from property expenses certain lessor costs, such as real estate taxes, that the lessor contractually requires the lessee to pay directly to a third party on its behalf. The amounts paid directly to third parties by lessee's for lessor costs are also excluded from lease revenues. Several of our leases require tenants to pay real estate taxes directly to taxing authorities.
Lessee Accounting
We are a lessee on a limited number of ground and office leases and these operating lease agreements are included within Operating Lease Right-of-Use Assets ("ROU") and Operating Lease Liabilities on the consolidated balance sheets. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use information available at lease commencement to estimate an appropriate incremental borrowing rate on a fully-collateralized basis to determine the present value of lease payments. ROU assets also include any future minimum lease payments made and exclude lease incentives. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
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
Recent Accounting Pronouncements Adopted
In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties and land parcels for the years ended December 31, 2021, 2020 and 2019. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2021, 2020 or 2019.

	Year Ended December 31,
	2021	2020	2019
Number of Industrial Properties Acquired	4	8	9
GLA (in millions)	0.2	1.5	0.5
Purchase Price of Industrial Properties Acquired	$38,727	$154,410	$66,805
Purchase Price of Land Parcels Acquired (A)	302,223	69,617	81,082
Total Purchase Price (B)	$340,950	$224,027	$147,887
(A) For the year ended December 31, 2021, includes $3,857, $1,434 and $183 allocated to building improvements/construction in progress, other assets and in-place leases, respectively.
(B) Purchase price excludes closing costs.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Land	$309,475	$121,353
Building and Improvements/Construction in Progress	28,839	97,138
Other Assets	1,663	1,790
In-Place Leases	973	5,174
Above Market Leases	—	134
Below Market Leases	—	(1,562)
Total Purchase Price	$340,950	$224,027
Sales
The following table summarizes our property dispositions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Number of Industrial Properties Sold (A)	29	29	40
GLA (in millions)(B)	2.9	1.9	5.9
Gross Proceeds from the Sale of Real Estate (B)	$243,407	$153,351	$315,768
Gain on Sale of Real Estate (B)	$150,310	$86,751	$124,942
(A) Included as one industrial property for each of the years ended December 31, 2021, 2020 and 2019 is the sale of multiple industrial condominium units.
(B) Gross proceeds and gain on sale of real estate include the sale of one land parcel for the year ended December 31, 2021 and several land parcels for the year ended December 31, 2019. In addition, included in the above table for the year ended December 31, 2019, is 0.6 million square feet of GLA, gross proceeds of $54,521 and gain on sale of $8,606 related to the reclassification of a lease from an operating lease to a sales-type lease that was recorded as a lease receivable as of December 31, 2019 and collected during 2020. See Note 10 for additional information.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2021	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2021	December 31, 2020
Mortgage Loans Payable, Gross	$79,764	$144,214	4.03% – 4.17%	4.03% – 4.17%	September 2022 – August 2028
Unamortized Debt Issuance Costs	(90)	(335)
Mortgage Loans Payable, Net	$79,674	$143,879
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(5,491)	(6,206)
Unamortized Discounts	(59)	(65)
Senior Unsecured Notes, Net	$993,021	$992,300
Unsecured Term Loans, Gross
2015 Unsecured Term Loan (A)	260,000	260,000	2.89%	N/A	9/12/2022
2020 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2021 Unsecured Term Loan (A)	$200,000	$—	1.84%	N/A	7/7/2026
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,675)	(1,538)
Unsecured Term Loans, Net	$458,325	$458,462
Unsecured Credit Facility (B)	$79,000	$—	0.88%	N/A	7/7/2025
(A) The interest rate at December 31, 2021 also reflects derivative instruments which effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $4,577 and $1,049 as of December 31, 2021 and 2020, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the years ended December 31, 2021 and 2020, we paid off mortgage loans in the amount of $60,471 and $25,448, respectively.
As of December 31, 2021, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $133,613. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2021.

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
The 2029 II Private Placement Notes, the 2030 II Private Placement Notes and the 2032 Private Placement Notes (together with senior notes issued in a private placement in prior years, the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Unsecured Term Loans, Net
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan") with a syndicate of financial institutions. At December 31, 2021, the 2015 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on LIBOR plus 110 basis points. The interest rate is subject to adjustment based on our leverage ratio or, at our election, our investment grade rating. We may request the borrowing capacity under the 2015 Unsecured Term Loan be increased to $360,000, subject to certain restrictions.
On July 7, 2021, we amended and restated our 2020 Unsecured Term Loan to, among other things, extend the maturity date of this $200,000 unsecured term loan (as amended and restated, the "2021 Unsecured Term Loan", and together with the 2015 Unsecured Term Loan, the Unsecured Term Loans") to July 7, 2026. At December 31, 2021, the 2021 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on LIBOR plus 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. We may request the borrowing capacity under the 2021 Unsecured Term Loan to be increased to $460,000, subject to certain restrictions.
Unsecured Credit Facility
On July 7, 2021, we amended and restated our $725,000 revolving credit agreement with a new $750,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). The Unsecured Credit Facility matures on July 7, 2025, unless extended at our option pursuant to two six-month extension options, subject to certain conditions. At December 31, 2021, the Unsecured Credit Facility requires interest-only payments and bears interest at a variable rate based on LIBOR plus 77.5 basis points and a facility fee of 15 basis points. The interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2022	$329,464
2023	321
2024	335
2025	79,349
2026	200,364
Thereafter	1,007,502
Total	$1,617,335

The Unsecured Credit Facility, our Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2021. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2021 and 2020, the fair value of our indebtedness was as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$79,764	$81,700	$144,214	$148,770
Senior Unsecured Notes, Net	998,512	1,070,067	998,506	1,096,262
Unsecured Term Loans	460,000	460,486	460,000	458,207
Unsecured Credit Facility	79,000	79,000	—	—
Total	$1,617,276	$1,691,253	$1,602,720	$1,703,239
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	December 31, 2021	December 31, 2020
ASSETS
Assets:
Net Investment in Real Estate	$277,984	$245,396
Operating Lease Right-of-Use Assets	13,087	13,173
Cash and Cash Equivalents	9,126	4,090
Deferred Rent Receivable	10,984	9,219
Prepaid Expenses and Other Assets, Net	9,480	8,077
Total Assets	$320,661	$279,955
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$—	$6,292
Accounts Payable, Accrued Expenses and Other Liabilities	9,496	10,067
Operating Lease Liabilities	10,277	10,304
Rents Received in Advance and Security Deposits	7,470	4,130
Partners' Capital	293,418	249,162
Total Liabilities and Partners' Capital	$320,661	$279,955
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 49% interest in a joint venture ("Joint Venture I") and 43% interest in another joint venture ("Joint Venture II", together with Joint Venture I, the "Joint Ventures"). The Joint Ventures were both formed for the purpose of developing, leasing, operating and potentially selling land located in the Phoenix, Arizona metropolitan area. During the year ended December 31, 2021, Joint Venture I sold its remaining acres of land and ceased operations.
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
During the years ended December 31, 2021 and 2020, we earned fees of $407 and $951, respectively, from the Joint Ventures related to asset management and development services we provided to the Joint Ventures, of which we deferred recognition of $86 and $361, respectively, due to our economic interest in the Joint Ventures. These fees are recorded in the Other Revenue line item in the consolidated statements of operations. At December 31, 2021 and 2020, we had a receivable from the Joint Ventures of $56 and $90, respectively.
Net income of the Joint Ventures for the years ended December 31, 2021 and 2020 was $14,905 and $13,568, respectively. Included in net income during the year ended December 31, 2021 is gain on sale of real estate of $15,160 related to the sale of 138 net developable acres of land for which our economic share of the gain on sale, inclusive of incentive fees, is $10,166. However, since the Company was the purchaser of the 138 net developable acres from Joint Venture I, we netted our portion of gain on sale and incentive fees against the basis of the land acquired. Included in net income during the year ended December 31, 2020 is gain on sale of real estate of $13,932 related to the sale of a 0.6 million square foot building as well as 93 net developable acres of land for which our economic share of the gain on sale, inclusive of incentive fees, is $9,501. However, since the Company was the purchaser of the 0.6 million square foot building from Joint Venture I, we netted our portion of gain on sale and incentive fees of $4,781 against the basis of the real estate acquired.

For the period ended May 11, 2021 and the year ended December 31, 2020, we earned incentive fees of $3,024 and $2,674, respectively, from Joint Venture I, for which $3,024 and $1,338, respectively, was netted against the basis of the real estate we acquired from Joint Venture I. The incentive fees not netted against the basis of the real estate are reflected in the Equity In Income of Joint Ventures line item in the consolidated statements of operations.
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
Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2021, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $194,310 or by issuing 2,935,203 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2021 and 2020, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed Note 11, for the three years ended December 31, 2021:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2018	126,307,431	128,931,598
Issuance of Service Awards and Performance Awards (as defined in Note 11)	109,353	406,569
Vesting of Performance Units (as defined in Note 11)	169,033	169,033
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(76,855)	(89,978)
Conversion of Limited Partner Units (A)	485,516	—
Balance at December 31, 2019	126,994,478	129,417,222
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	1,842,281	1,842,281
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	464,975
Vesting of Performance Units (as defined in Note 11)	107,752	107,752
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(65,709)	(67,676)
Conversion of Limited Partner Units (A)	172,610	—
Balance at December 31, 2020	129,051,412	131,764,554
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	2,513,758	2,513,758
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	337,685
Vesting of Performance Units (as defined Note 11)	133,803	133,803
Repurchase and Retirement of Service Awards and Performance Awards (as defined in Note 11)	(55,201)	(66,872)
Conversion of Limited Partner Units (A)	103,953	—
Balance at December 31, 2021	131,747,725	134,682,928
(A) For the years ended December 31, 2021, 2020 and 2019, 103,953, 172,610 and 485,516 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $1,761, $2,090 and $7,196, respectively, of noncontrolling interest to the Company's equity.

ATM Program
On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2020 ATM Program"). Under the terms of the 2020 ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the year ended December 31, 2021 we issued 2,513,758 shares of the Company's common stock under the ATM which resulted in $145,760 of proceeds, which is net of the payment of compensation to certain sales agents of $1,472.
During the year ended December 31, 2020 we issued 1,842,281 shares of the Company's common stock under the ATM which resulted in $78,718 of proceeds, which is net of the payment of compensation to certain sales agents of $795.
During the year ended December 31, 2019, the Company did not issue any shares of common stock through ATM offerings.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2021 Total Dividend/ Distribution	2020 Total Dividend/ Distribution	2019 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$143,643	$130,943	$119,522

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2021 and 2020:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2019	$(7,013)	$(7,013)	$130	$(6,883)
Other Comprehensive Loss Before Reclassifications	(17,422)	(17,422)	225	(17,197)
Amounts Reclassified from Accumulated Other Comprehensive Loss	7,127	7,127	—	7,127
Net Current Period Other Comprehensive Loss	(10,295)	(10,295)	225	(10,070)
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
Other Comprehensive Income Before Reclassifications	6,146	6,146	(262)	5,884
Amounts Reclassified from Accumulated Other Comprehensive Loss	6,831	6,831	—	6,831
Net Current Period Other Comprehensive Income	12,977	12,977	(262)	12,715
Balance as of December 31, 2021	$(4,331)	$(4,331)	$93	$(4,238)
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for both the Company and the Operating Partnership for the years ended December 31, 2021, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Loss (Income)
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	410	410	233	Interest Expense
Net Settlement Payments (Receipts) to our Counterparties	6,421	6,516	(1,217)	Interest Expense
Acceleration of 2020 Swap (as defined in Note 12)	—	201	—	General & Administrative
	$6,831	$7,127	$(984)	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2015 Swaps and 2021 Swaps (as defined in Note 12) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$270,997	$195,989	$238,775
Net Income Allocable to Participating Securities	(299)	(314)	(518)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$270,698	$195,675	$238,257
Denominator (In Thousands):
Weighted Average Shares - Basic	129,688	127,711	126,392
Effect of Dilutive Securities:
Performance Units (See Note 11)	87	193	299
Weighted Average Shares - Diluted	129,775	127,904	126,691
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.09	$1.53	$1.89
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.09	$1.53	$1.88
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator:
Net Income Available to Unitholders and Participating Securities	$277,038	$199,934	$243,628
Net Income Allocable to Participating Securities	(770)	(662)	(732)
Net Income Available to Unitholders	$276,268	$199,272	$242,896
Denominator (In Thousands):
Weighted Average Units - Basic	131,740	129,752	128,831
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance Units and certain Performance RLP Units (See Note 11)	497	375	410
Weighted Average Units - Diluted	132,237	130,127	129,241
Basic EPU:
Net Income Available to Unitholders	$2.10	$1.54	$1.89
Diluted EPU:
Net Income Available to Unitholders	$2.09	$1.53	$1.88
At December 31, 2021, 2020 and 2019, participating securities for the Company include 147,937, 211,920 and 296,371, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2021, 2020, and 2019, participating securities for the Operating Partnership include 378,548, 444,407 and 421,928, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2021, 2020 and 2019, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax provision for the years ended December 31, 2021, 2020 and 2019 is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(2,458)	$(3,659)	$(169)
State	(1,936)	(1,718)	(839)
Deferred:
Federal	(454)	2,969	(2,334)
State	(31)	—	(64)
Total Income Tax Provision	$(4,879)	$(2,408)	$(3,406)

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2021, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2018 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2021, 2020 and 2019.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2021, 2020 and 2019, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2021	As a Percentage of Distributions	2020	As a Percentage of Distributions	2019	As a Percentage of Distributions
Ordinary Income (A)	$0.9928	91.93%	$0.5800	58.00%	$0.7650	83.15%
Unrecaptured Section 1250 Capital Gain	0.0060	0.55%	0.2576	25.76%	0.1074	11.68%
Other Capital Gain	0.0128	1.19%	0.1624	16.24%	0.0460	5.00%
Qualified Dividend	0.0684	6.33%	—	0.00%	0.0016	0.17%
	$1.0800	100.00%	$1.0000	100.00%	$0.9200	100.00%
(A) For the years ended December 31, 2021, 2020 and 2019, the Code Section 199A dividend is equal to the total ordinary income dividend.
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Leases
Lessee Disclosures
    We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to five years and our ground leases have remaining terms of 33 years to 50 years. For the year ended December 31, 2021, we recognized $3,223 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
    The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2021, and thereafter:

2022	$2,792
2023	2,643
2024	2,397
2025	2,170
2026	1,716
Thereafter	57,198
Total Lease Payments	68,916
Less Imputed Interest (A)	(46,324)
Total	$22,592
(A) Calculated using the discount rate for each lease.
    As of December 31, 2021, our weighted average remaining lease term for the Operating Leases is 38.9 years and the weighted average discount rate is 7.1%.
    A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
    Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases that commenced prior to December 31, 2021 are approximately as follows:

2022	$352,334
2023	323,782
2024	282,254
2025	244,008
2026	199,231
Thereafter	485,799
Total	$1,887,408
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

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors for which officers, certain employees and the Company's independent directors are eligible to participate in (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2021 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2021, awards covering 2.8 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2021, 2020 and 2019, the Company granted 58,568, 59,263, and 36,064 performance units ("Performance Units"), respectively to certain employees. In addition, the Company granted 263,621, 322,477 and 166,942 RLP Units, respectively, for the years ended December 31, 2021, 2020 and 2019, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of the Performance Awards issued in 2021 and 2020 vest based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to nine other peer industrial real estate companies. A portion of the Performance Awards issued in 2019 vest based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit U.S. Real Estate Industrial Index and the remainder vests based upon the TSR of the Company’s common stock compared to the MSCI US REIT Index. The performance period for awards issued in 2021 is three years and compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measurement period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2021, 2020 and 2019, had fair value of $7,162, $7,883, and $2,527, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected dividend yield	2.49%	2.22%	3.02%
Expected volatility - range used	29.00% - 37.18%	16.25% - 17.56%	18.53% - 19.72%
Expected volatility - weighted average	32.44%	16.97%	19.10%
Risk-free interest rate	0.02% - 0.19%	1.63% - 1.68%	2.45% - 2.57%

Performance Award transactions for the year ended December 31, 2021 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	256,093	$14.86	479,179	$17.97
Issued	58,568	$22.23	263,621	$22.23
Forfeited	(8,118)	$18.96	(11,362)	$20.65
Vested	(164,045)	$13.28	(7,013)	$20.65
Outstanding at December 31, 2021	142,498	$19.47	724,425	$19.45

Service Based Awards
During the years ended December 31, 2021, 2020 and 2019, the Company awarded 67,127, 80,387, and 109,353 of restricted stock units or and restricted stock shares ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2021, 2020 and 2019, the Company awarded 51,525, 119,596 and 112,428 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based upon the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
The Service Awards issued for the years ended December 31, 2021, 2020 and 2019 had fair value of $5,195, $8,641 and $7,627, respectively. Service Award transactions for the year ended December 31, 2021 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	211,920	$36.35	184,569	$39.62
Issued	67,127	$43.64	51,525	$43.96
Forfeited	(2,508)	$41.59	—	$—
Vested	(128,602)	$33.60	(77,925)	$38.49
Outstanding at December 31, 2021	147,937	$41.95	158,169	$41.60
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2021, 2020 and 2019, we recognized $13,719, $12,931 and $8,376, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $2,405, $2,030 and $870 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, we had $11,121 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.79 years.
Retirement Eligibility
Commencing January 1, 2020, all award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and that are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the years ended December 31, 2021 and 2020, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2021, 2020 and 2019, total expense related to matching contributions was $1,186, $977 and $926, respectively.

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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of December 31, 2021, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial liabilities related to the 2014 Swaps, the 2015 Swaps, the 2020 Swap and the 2021 Swaps, which are included in the line item Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$1,341	—	$1,341	—
Liabilities:
2015 Swaps	$(2,668)	—	$(2,668)	—

	Fair Value at December 31, 2020
Derivatives designated as a hedging instrument:
Liabilities:
2014 Swaps	$(333)	—	$(333)	—
2015 Swaps	$(7,317)	—	$(7,317)	—
2021 Swaps	$(6,244)	—	$(6,244)	—
Derivatives not designated as a hedging instrument:
Liabilities:
2020 Swap	$(106)	—	$(106)	—
There was no ineffectiveness recorded on the 2015 Swaps or the 2021 Swaps during the year ended December 31, 2021. See Note 7 for more information regarding our derivatives.

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
13. Related Party Transactions
At December 31, 2021 and 2020, the Operating Partnership had receivable balances of $9,239 and $9,380, respectively, from a direct wholly-owned subsidiary of the Company.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2021, we had outstanding letters of credit and performance bonds in the aggregate amount of $24,871.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2021, we had 17 industrial properties totaling approximately 5.8 million square feet of GLA under construction. The estimated total investment associated with these properties, as of December 31, 2021, is approximately $633,500 (unaudited). Of this amount, approximately $349,400 (unaudited) remains to be funded. There can be no assurance that the actual completion cost associated with these properties will not exceed the estimated total investment.
15. Subsequent Events
From January 1, 2022 to February 17, 2022, we acquired two industrial buildings and one land parcel for a purchase price of $21,836, excluding transaction costs.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
Properties		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	—	779	4,544	(671)	345	4,307	4,652	2,939	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,593	726	5,723	6,449	3,561	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	2,146	828	6,528	7,356	3,987	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,349	1,157	8,122	9,279	4,945	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,183	546	4,148	4,694	2,376	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	982	804	5,378	6,182	3,097	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	1,238	574	4,364	4,938	2,328	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	676	459	3,173	3,632	1,625	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	3,478	1,604	15,938	17,542	7,611	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,134	1,550	8,134	9,684	3,307	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	(210)	740	3,412	4,152	3,150	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	188	513	1,435	1,948	777	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	411	715	2,717	3,432	1,573	2005
5356 E. Ponce De Leon Avenue	Stone Mountain, GA	—	604	3,888	1,093	610	4,975	5,585	3,339	2005
5390 E. Ponce De Leon Avenue	Stone Mountain, GA	—	397	1,791	579	402	2,365	2,767	1,460	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	(66)	716	2,048	2,764	1,125	2006
4555 Atwater Court	Buford, GA	—	881	3,550	449	885	3,995	4,880	2,001	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,223)	467	2,761	3,228	1,290	2007
596 Bonnie Valentine Way	Pendergrass, GA	—	2,580	21,730	2,313	2,594	24,029	26,623	7,771	2007
5055 Oakley Industrial Boulevard	Fairburn, GA	—	8,514	—	166	8,680	—	8,680	—	2008
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	231	2,428	2,118	4,546	1,125	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,232	2,502	17,231	19,733	2,825	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,386	3,661	34,375	38,036	2,126	2019
Baltimore
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	5,636	1,863	18,267	20,130	7,279	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	216	3,208	8,395	11,603	3,113	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(871)	2,206	8,469	10,675	3,304	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	2,134	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	666	938	3,175	4,113	1,909	2005
10709 Gilroy Road	Hunt Valley, MD	1,700	913	2,705	175	913	2,880	3,793	2,111	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	832	1,136	4,626	5,762	3,126	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	1,301	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	12,539	2,823	12,626	15,449	4,500	2008
100 Tyson Drive	Winchester, VA	—	2,320	—	11,276	2,401	11,195	13,596	4,126	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	418	3,411	17,562	20,973	4,320	2015
500 Old Post Road	Aberdeen, MD	—	8,289	30,533	4,596	8,289	35,129	43,418	7,634	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	19,578	12,075	60,586	72,661	3,657	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,833	4,977	15,319	20,296	987	2020
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	1,763	287	2,595	2,882	2,412	1994
2700 Commerce Drive	Middletown, PA	—	196	997	866	206	1,853	2,059	1,725	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,869	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,295	209	1,942	2,151	1,755	1994
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,352	541	9,211	9,752	4,875	1997
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	467	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	2,795	1,341	9,911	11,252	6,432	2005
6951 Allentown Boulevard	Harrisburg, PA	—	585	3,176	140	601	3,300	3,901	1,697	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	57	964	5,959	6,923	3,895	2005
1351 Eisenhower Boulevard, Bldg. 1	Harrisburg, PA	—	382	2,343	3	387	2,341	2,728	1,245	2006
1351 Eisenhower Boulevard, Bldg. 2	Harrisburg, PA	—	436	1,587	(306)	443	1,274	1,717	607	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	3,525	2,769	20,451	23,220	9,577	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	160	316	2,422	2,738	976	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	12,961	2,341	12,120	14,461	4,320	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	58,330	7,019	58,333	65,352	19,225	2008
225 Cross Farm Lane	York, PA	—	4,718	—	25,356	4,715	25,359	30,074	8,346	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	950	1,226	5,724	6,950	3,410	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	(56)	4,070	14,423	18,493	5,299	2012
20 Leo Lane	York County, PA	—	6,884	—	27,487	6,889	27,482	34,371	5,475	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	17,464	4,388	17,931	22,319	2,738	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	13,858	3,128	14,189	17,317	2,885	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,305	13,724	41,283	55,007	4,935	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	13,779	3,171	13,773	16,944	915	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,988	2,087	9,960	12,047	392	2020

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	849	521	3,831	4,352	2,398	1994
1385 101st Street	Lemont, IL	—	967	5,554	1,775	968	7,328	8,296	4,429	1994
2300 Windsor Court	Addison, IL	—	688	3,943	811	696	4,746	5,442	3,084	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,128	205	2,277	2,482	1,184	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	2,014	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(102)	162	1,261	1,423	646	2000
1005 101st Street	Lemont, IL	4,267	1,200	6,643	1,679	1,220	8,302	9,522	4,047	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	767	433	3,124	3,557	1,420	2002
251 Airport Road	North Aurora, IL	—	983	—	6,730	983	6,730	7,713	3,124	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	2,609	1,181	12,059	13,240	5,318	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,459	1,220	4,474	5,694	2,764	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	823	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,328)	1,134	2,963	4,097	1,072	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,360	579	3,096	3,675	1,433	2007
1501 Oakton Street	Elk Grove Village, IL	4,296	3,369	6,121	96	3,482	6,104	9,586	2,762	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	529	762	2,969	3,731	1,605	2008
8505 50th Street	Kenosha, WI	—	3,212	—	33,336	3,212	33,336	36,548	12,270	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	557	4,476	16,618	21,094	5,768	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	(2,280)	4,201	15,324	19,525	3,788	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(147)	534	1,810	2,344	416	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,116	1,943	24,116	26,059	3,609	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	1,371	1,788	8,622	10,410	1,898	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	837	2017
8725 31st Street	Somers, WI	—	2,133	—	27,552	2,134	27,551	29,685	4,620	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	18,560	2,598	18,557	21,155	2,137	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	1,136	2,400	11,107	13,507	1,452	2019
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,462	1,109	7,551	8,660	4,532	1996
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,734	630	5,734	6,364	2,587	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,409	779	6,409	7,188	3,032	2002

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
9345 Princeton-Glendale Road	Westchester, OH	—	818	1,648	561	840	2,187	3,027	1,888	2006
9525 Glades Drive	Westchester, OH	—	347	1,323	285	355	1,600	1,955	910	2007
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	362	394	2,104	2,498	819	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	69	397	2,608	3,005	929	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	(317)	508	2,829	3,337	926	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	(208)	548	2,829	3,377	998	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	(462)	627	3,537	4,164	1,463	2007
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	—	681	11,838	(491)	691	11,337	12,028	5,315	2006
30333 Emerald Valley Parkway	Glenwillow, OH	—	466	5,447	(699)	475	4,739	5,214	2,286	2006
7800 Cochran Road	Glenwillow, OH	—	972	7,033	338	991	7,352	8,343	3,991	2006
7900 Cochran Road	Glenwillow, OH	—	775	6,244	(328)	792	5,899	6,691	2,908	2006
7905 Cochran Road	Glenwillow, OH	3,259	920	6,174	177	922	6,349	7,271	3,204	2006
8181 Darrow Road	Twinsburg, OH	—	2,478	6,791	5,713	2,496	12,486	14,982	3,277	2008
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,177	172	2,189	2,361	947	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	482	142	1,327	1,469	691	1997
900-906 Great Southwest Parkway	Arlington, TX	—	237	1,342	815	270	2,124	2,394	1,073	1997
3000 West Commerce Street	Dallas, TX	—	456	2,584	820	469	3,391	3,860	1,954	1997
816 111th Street	Arlington, TX	—	251	1,421	232	258	1,646	1,904	933	1997
1602-1654 Terre Colony Court	Dallas, TX	—	458	2,596	777	468	3,363	3,831	1,708	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	294	316	2,323	2,639	1,068	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	495	443	2,923	3,366	1,414	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(142)	255	2,094	2,349	1,026	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	524	442	2,997	3,439	1,434	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	640	507	3,478	3,985	1,672	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	539	306	2,409	2,715	1,149	2001
2015 McKenzie Drive	Carrolton, TX	—	510	2,891	713	516	3,598	4,114	1,676	2001
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	433	481	3,127	3,608	1,560	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,107	629	4,629	5,258	2,086	2002
Plano Crossing Business Park	Plano, TX	—	1,961	11,112	910	1,981	12,002	13,983	5,631	2002

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
825-827 Avenue H	Arlington, TX	2,087	600	3,006	1,050	604	4,052	4,656	2,172	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	317	302	1,819	2,121	1,026	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	(90)	704	3,415	4,119	1,731	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	841	604	3,683	4,287	1,804	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	3,373	1,000	5,012	1,514	1,006	6,520	7,526	3,542	2004
2401-2407 Centennial Drive	Arlington, TX	—	600	2,534	692	604	3,222	3,826	1,864	2004
3111 West Commerce Street	Dallas, TX	2,790	1,000	3,364	1,861	1,011	5,214	6,225	3,279	2004
13800 Senlac Drive	Farmers Branch, TX	2,113	823	4,042	(149)	825	3,891	4,716	1,901	2005
801-831 S. Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	2,123	2,586	18,674	21,260	14,083	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	443	601	3,768	4,369	2,425	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	44	481	2,814	3,295	2,010	2005
3301 Century Circle	Irving, TX	—	760	3,856	(124)	771	3,721	4,492	1,606	2007
3901 W Miller Road	Garland, TX	—	1,912	—	14,200	1,947	14,165	16,112	4,652	2008
1251 North Cockrell Hill Road	Dallas, TX	—	2,064	—	13,846	1,073	14,837	15,910	3,005	2015
1171 North Cockrell Hill Road	Dallas, TX	—	1,215	—	10,982	632	11,565	12,197	2,220	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	7,409	1,349	7,361	8,710	1,512	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	1,075	2015
2250 East Bardin Road	Arlington, TX	—	1,603	—	10,303	1,603	10,303	11,906	1,524	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	12,811	3,963	12,811	16,774	706	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	8,448	2,243	8,448	10,691	1,001	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	48,002	4,779	47,898	52,677	3,098	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	9,867	1,901	9,858	11,759	868	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	24,443	7,514	24,448	31,962	1,191	2020
Denver
4785 Elati Street	Denver, CO	—	173	981	401	175	1,380	1,555	718	1997
4770 Fox Street	Denver, CO	—	132	750	302	134	1,050	1,184	603	1997
3851-3871 Revere Street	Denver, CO	—	361	2,047	344	368	2,384	2,752	1,402	1997
4570 Ivy Street	Denver, CO	—	219	1,239	247	221	1,484	1,705	834	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	232	291	1,859	2,150	1,063	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	344	381	2,468	2,849	1,419	1997
5977 North Broadway	Denver, CO	—	268	1,518	796	271	2,311	2,582	1,176	1997

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
5952-5978 North Broadway	Denver, CO	—	414	2,346	750	422	3,088	3,510	1,808	1997
4721 Ironton Street	Denver, CO	—	232	1,313	969	236	2,278	2,514	1,086	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	4	441	2,693	3,134	1,616	1997
9500 West 49th Street - A	Wheatridge, CO	—	283	1,625	165	287	1,786	2,073	1,063	1997
9500 West 49th Street - B	Wheatridge, CO	—	225	1,272	236	227	1,506	1,733	878	1997
9500 West 49th Street - C	Wheatridge, CO	—	600	3,409	252	601	3,660	4,261	2,136	1997
9500 West 49th Street - D	Wheatridge, CO	—	246	1,537	334	247	1,870	2,117	945	1997
451-591 East 124th Avenue	Thornton, CO	—	383	2,145	848	383	2,993	3,376	1,493	1997
11701 East 53rd Avenue	Denver, CO	—	416	2,355	311	422	2,660	3,082	1,561	1997
5401 Oswego Street	Denver, CO	—	273	1,547	248	278	1,790	2,068	1,059	1997
445 Bryant Street	Denver, CO	6,917	1,829	10,219	3,387	1,829	13,606	15,435	7,533	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	569	305	2,250	2,555	1,248	1998
4940-4950 Paris Street	Denver, CO	—	152	861	283	156	1,140	1,296	640	1998
7367 South Revere Parkway	Centennial, CO	—	926	5,124	1,778	934	6,894	7,828	3,744	1998
8020 Southpark Circle	Littleton, CO	—	739	—	3,200	781	3,158	3,939	1,530	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,662	370	1,604	1,974	768	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	362	372	2,246	2,618	1,092	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,768	1,304	8,138	9,442	3,507	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	171	572	3,350	3,922	1,649	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	(135)	620	3,454	4,074	1,779	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	211	517	2,231	2,748	1,148	2005
4001 Salazar Way	Frederick, CO	—	1,271	6,508	(529)	1,276	5,974	7,250	2,446	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	624	500	1,887	2,387	1,084	2006
21301 E. 33rd Drive	Aurora, CO	5,655	2,860	8,202	748	2,859	8,951	11,810	2,119	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	548	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	39,429	4,890	39,420	44,310	3,336	2019
3350 Odessa Way	Aurora, CO	—	1,596	4,531	56	1,596	4,587	6,183	76	2021

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
Detroit
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,077	1994
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,912	1994
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	572	1994
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	584	1994
2791 Research Drive	Rochester Hills, MI	—	557	2,731	732	560	3,460	4,020	3,162	1994
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	369	279	1,627	1,906	1,560	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	723	219	1,695	1,914	1,350	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	454	138	1,041	1,179	892	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	1,028	1994
23014 Commerce Drive	Farmington Hills, MI	—	39	203	189	56	375	431	356	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,005	295	1,945	2,240	1,733	1994
32975 Capitol Avenue	Livonia, MI	—	135	748	(26)	77	780	857	425	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	579	575	3,526	4,101	2,063	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(261)	58	579	637	384	1998
980 Chicago Road	Troy, MI	—	206	1,141	333	220	1,460	1,680	833	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,085	1,371	8,143	9,514	4,675	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,207	721	4,898	5,619	2,609	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	838	1,412	6,209	7,621	3,268	1999
28435 Automation Boulevard	Wixom, MI	—	621	—	3,750	628	3,743	4,371	1,571	2004
32200 N. Avis Drive	Madison Heights, MI	—	503	3,367	(921)	195	2,754	2,949	1,228	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	266	685	2,276	2,961	1,570	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,444	2006
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(211)	734	1,841	2,575	961	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	632	278	2,167	2,445	1,171	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,523	425	3,854	4,279	2,045	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	553	233	1,834	2,067	988	1997
8505 N. Loop East Freeway	Houston, TX	—	439	2,489	857	449	3,336	3,785	1,828	1997
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,313	611	4,664	5,275	2,548	1997
4851 Homestead Road	Houston, TX	—	491	2,782	2,207	504	4,976	5,480	2,521	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	755	290	2,360	2,650	1,168	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,011	470	3,612	4,082	2,082	1997
4300 Pine Timbers Street	Houston, TX	1,961	489	2,769	1,117	499	3,876	4,375	2,028	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,011	792	6,327	7,119	3,243	1997
6550 Long Point Road	Houston, TX	—	362	2,050	909	370	2,951	3,321	1,672	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	2,061	531	4,778	5,309	2,500	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	959	251	2,247	2,498	1,204	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,317	616	5,462	6,078	2,898	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	(163)	940	4,512	5,452	1,998	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,221	2005
7230-7238 Wynnwood Lane	Houston, TX	—	254	764	232	259	991	1,250	729	2007
7240-7248 Wynnwood Lane	Houston, TX	—	271	726	393	276	1,114	1,390	781	2007
7250-7260 Wynnwood Lane	Houston, TX	—	200	481	1,501	203	1,979	2,182	1,173	2007
6400 Long Point Road	Houston, TX	—	188	898	138	188	1,036	1,224	634	2007
4526 N. Sam Houston Parkway	Houston, TX	—	5,307	—	79	5,386	—	5,386	—	2008
7967 Blankenship Drive	Houston, TX	—	307	1,166	220	307	1,386	1,693	715	2010
4800 West Greens Road	Houston, TX	—	3,350	—	17,036	3,312	17,074	20,386	4,895	2014
611 East Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	1,378	2,013	8,766	10,779	1,866	2015
619 East Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	785	2,876	12,501	15,377	2,553	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,375	1,367	7,375	8,742	773	2018
607 East Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	372	2,076	12,046	14,122	1,034	2018
615 East Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(129)	4,265	11,854	16,119	1,286	2018
2737 W. Grand Parkway N.	Katy, TX	—	2,885	—	8,904	2,885	8,904	11,789	475	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	12,294	2,885	12,294	15,179	622	2019

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
Miami
4700 NW 15th Avenue	Fort Lauderdale, FL	—	908	1,883	331	912	2,210	3,122	1,116	2007
4710 NW 15th Avenue	Fort Lauderdale, FL	—	830	2,722	311	834	3,029	3,863	1,160	2007
4720 NW 15th Avenue	Fort Lauderdale, FL	—	937	2,455	545	942	2,995	3,937	1,303	2007
4740 NW 15th Avenue	Fort Lauderdale, FL	—	1,107	3,111	373	1,112	3,479	4,591	1,381	2007
4750 NW 15th Avenue	Fort Lauderdale, FL	—	947	3,079	409	951	3,484	4,435	1,419	2007
4800 NW 15th Avenue	Fort Lauderdale, FL	—	1,092	3,308	87	1,097	3,390	4,487	1,367	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	4,017	864	7,438	8,302	3,185	2007
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	(78)	3,111	4,556	7,667	1,100	2016
2500 NW 19th Street	Pompano Beach, FL	—	8,824	11,660	1,238	8,824	12,898	21,722	2,056	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	10,059	5,713	10,049	15,762	403	2020
1501 NW 64th Street	Fort Lauderdale, FL	—	—	—	9,588	—	9,588	9,588	251	2021
6499 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	14,545	—	14,545	14,545	366	2021
6320 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	11,714	—	11,714	11,714	314	2021
8801 NW 87th Avenue	Medley, FL	—	15,052	—	19,152	14,982	19,222	34,204	—	2021
9001 NW 87th Street	Medley, FL	—	7,737	—	11,217	7,681	11,273	18,954	—	2021
8404 NW 90th Street	Medley, FL	—	11,606	—	15,320	11,588	15,338	26,926	—	2021
1200 NW 15th Street	Pompano Beach, FL	—	8,771	—	10,518	8,787	10,502	19,289	87	2021
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	—	1,358	8,622	13,263	1,519	21,724	23,243	14,619	1994
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,951	288	1,949	2,237	1,200	1995
5775 12th Avenue	Shakopee, MN	2,775	590	—	5,602	590	5,602	6,192	2,451	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,739	888	7,611	8,499	3,736	1999
1087 Park Place	Shakopee, MN	2,968	1,195	4,891	537	1,198	5,425	6,623	2,136	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	621	1,395	8,767	10,162	3,437	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	3,852	1,296	7,157	141	1,299	7,295	8,594	4,054	2005
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,202	1,343	7,134	8,477	2,756	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,180	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	126	2,289	8,078	10,367	2,863	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	344	2,635	8,501	11,136	2,402	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	711	2,096	8,595	10,691	1,995	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,727	1,634	7,716	9,350	1,517	2014
7051 West Broadway Avenue	Brooklyn Park, MN	—	1,275	—	5,829	1,279	5,825	7,104	1,029	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	696	493	3,477	3,970	1,892	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	641	365	2,676	3,041	1,391	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	1,961	888	6,304	7,192	3,321	2005
211 Ellery Court	Nashville, TN	—	606	3,192	(193)	616	2,989	3,605	1,307	2007
130 Maddox Road	Mt. Juliet, TN	—	1,778	—	24,018	1,778	24,018	25,796	7,881	2008
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	920	503	3,635	4,138	2,082	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	926	593	4,145	4,738	2,349	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	596	375	2,649	3,024	1,517	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	691	377	2,723	3,100	1,486	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	494	362	2,447	2,809	1,380	1997
20 World's Fair Drive	Somerset, NJ	—	9	—	2,724	691	2,042	2,733	1,002	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,119	978	6,601	7,579	3,368	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	560	479	3,241	3,720	1,621	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	407	262	1,876	2,138	924	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	659	965	6,065	7,030	3,116	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	600	970	6,030	7,000	3,113	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,327	1,534	10,842	12,376	5,414	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	539	396	2,738	3,134	1,351	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	822	901	5,821	6,722	2,937	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	791	1,154	7,197	8,351	3,641	2000
2500 Main Street	Sayreville, NJ	—	944	—	4,513	944	4,513	5,457	2,106	2002
2400 Main Street	Sayreville, NJ	—	996	—	5,782	996	5,782	6,778	2,392	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	518	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	606	1,309	5,225	6,534	2,545	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,223	9,730	26,223	35,953	3,855	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	32	3,984	15,912	19,896	2,512	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	384	2,738	8,574	11,312	1,186	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,952	3,688	7,948	11,636	442	2019
Northern California
8649 Kiefer Boulevard	Sacramento, CA	—	4,376	—	57	4,433	—	4,433	—	2008
18501 W. Stanford Road	Tracy, CA	—	12,966	—	194	13,160	—	13,160	—	2008
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	577	3,440	2,425	5,865	343	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	878	4,897	5,084	9,981	340	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	86	5,158	3,869	9,027	342	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	1,922	3,312	3,945	7,257	58	2020
42650 Osgood Road	Fremont, CA	—	4,183	3,930	26	4,183	3,956	8,139	50	2021
2085 Burroughs Avenue	San Leandro, CA	—	5,764	7,263	743	5,764	8,006	13,770	201	2021
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	515	920	5,117	6,037	2,381	2005
8751 Skinner Court	Orlando, FL	—	1,691	7,249	20	1,692	7,268	8,960	1,396	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	63	2,094	10,507	12,601	1,936	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	12	1,321	6,188	7,509	901	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	(42)	1,031	6,364	7,395	726	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	725	2018
770 Gills Drive	Orlando, FL	—	851	5,195	(36)	851	5,159	6,010	332	2019
2234 West Taft Vineland Road	Orlando, FL	—	1,748	9,635	14	1,750	9,647	11,397	204	2021
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	782	396	2,936	3,332	1,381	1999
50 South 56th Street	Chandler, AZ	—	1,206	3,218	1,465	1,252	4,637	5,889	2,681	2004
245 W. Lodge Drive	Tempe, AZ	—	898	3,066	(2,137)	362	1,465	1,827	657	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	123	1,292	6,074	7,366	1,927	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	—	2,563	9,388	(285)	2,563	9,103	11,666	2,982	2008
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	392	2,709	11,362	14,071	4,066	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	(244)	1,719	4,226	5,945	1,369	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,074	1,923	9,860	11,783	3,360	2008
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	1,844	2014
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	751	2014
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	728	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,901	4,315	16,901	21,216	3,172	2015

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,448	6,271	31,436	37,707	4,723	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,374	1,805	5,374	7,179	300	2019
3600 North Cotton Lane	Goodyear, AZ	—	5,660	—	43,124	5,659	43,125	48,784	2,620	2020
3350 North Cotton Lane	Goodyear, AZ	—	6,373	31,198	2,726	6,373	33,924	40,297	1,451	2020
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	610	4,594	3,133	7,727	1,448	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	1,026	2,042	4,953	6,995	2,453	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	260	1,258	2,170	3,428	1,189	2008
621 37th Street NW	Auburn, WA	—	6,403	—	104	6,507	—	6,507	—	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	—	1,737	3,508	5,245	512	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	443	3,766	4,900	8,666	420	2018
22718 58th Place	Kent, WA	—	1,446	2,388	159	1,447	2,546	3,993	309	2019
14302 24th Street East	Sumner, WA	—	2,643	—	9,989	2,643	9,989	12,632	1,078	2019
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	2,395	1,746	3,148	450	1,822	3,522	5,344	2,266	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	227	853	1,864	2,717	1,214	2005
2835 East Ana Street	Rancho Dominguez, CA	—	1,682	2,750	721	1,772	3,381	5,153	1,779	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,056	2,143	8,256	10,399	3,322	2006
27801 Avenue Scott	Santa Clarita, CA	4,956	2,890	7,020	1,147	2,902	8,155	11,057	3,690	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	2,073	3,031	7,876	10,907	3,278	2006
433 Alaska Avenue	Torrance, CA	—	681	168	995	684	1,160	1,844	209	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	574	1,446	1,808	3,254	830	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	136	821	894	1,715	462	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	42	565	495	1,060	275	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	70	483	433	916	242	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	147	1,102	773	1,875	338	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	176	1,214	1,046	2,260	591	2006
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	1,097	2,895	3,018	5,913	1,443	2006
13100 Gregg Street	Poway, CA	—	1,040	4,160	626	1,073	4,753	5,826	2,584	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	277	2,608	3,464	6,072	1,716	2007
8015 Paramount Boulevard	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,812	2007
3365 E. Slauson Avenue	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,436	2007
3015 East Ana Street	Rancho Dominguez, CA	—	19,678	9,321	17,586	20,144	26,441	46,585	6,979	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	45	1,441	818	2,259	476	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(599)	675	801	1,476	300	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	412	2007
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,313)	1,819	1,243	3,062	773	2007
777 190th Street	Gardena, CA	—	13,533	—	4,327	13,534	4,326	17,860	1,420	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	545	2,565	3,056	5,621	1,617	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(44)	6,090	7,829	13,919	5,169	2008
18201-18291 Santa Fe Avenue	Rancho Dominguez, CA	—	6,720	—	9,494	6,897	9,317	16,214	3,620	2008
1011 Rancho Conejo Boulevard	Thousand Oaks, CA	—	7,717	2,518	(201)	7,752	2,282	10,034	1,441	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	397	5,964	2,737	8,701	1,838	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	907	2,874	3,733	6,607	1,888	2008
2175 Cactus Road East	San Diego, CA	—	5,958	—	8,720	6,025	8,653	14,678	2,474	2008
2175 Cactus Road West	San Diego, CA	—	10,373	—	153	10,526	—	10,526	—	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	743	8,545	7,882	16,427	2,334	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,280	6,482	28,340	34,822	7,187	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	10,993	6,382	10,997	17,379	2,384	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,814	32,540	21,810	54,350	4,695	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	(702)	—	6,129	6,129	1,472	2014
4710 Guasti Road	Ontario, CA	4,160	2,846	6,564	(128)	2,846	6,436	9,282	1,456	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	5,900	2014
13414 S. Figueroa Street	Los Angeles, CA	—	1,701	—	6,618	1,887	6,432	8,319	1,210	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,076	4,400	8,076	12,476	2,012	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,589	2,694	4,588	7,282	1,111	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	4,475	2,792	4,475	7,267	1,102	2015
145 West 134th Street	Los Angeles, CA	—	2,901	2,285	29	2,901	2,314	5,215	609	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	(168)	3,182	10,475	13,657	2,097	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	55	5,034	22,150	27,184	4,648	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,475	1,274	11,475	12,749	1,787	2016
1445 Engineer Street	Vista, CA	—	6,816	4,417	24	6,816	4,441	11,257	1,286	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,550	9,381	7,370	16,751	953	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	299	4,275	8,574	12,849	1,347	2017
2777 Loker Avenue West	Carlsbad, CA	9,633	7,599	13,267	594	7,599	13,861	21,460	2,156	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,731	4,900	12,731	17,631	1,915	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,375	9,813	13,329	23,142	2,175	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	2,854	2,907	6,151	216	2,909	6,365	9,274	747	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
3809 Ocean Ranch Boulevard	Oceanside, CA	3,032	3,140	6,964	75	3,141	7,038	10,179	837	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,721	5,438	10,278	159	5,442	10,433	15,875	1,250	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,296	17,066	63,253	80,319	6,159	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,947	1,508	2,947	4,455	274	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	11,097	3,847	11,097	14,944	2,184	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,280	3,107	8,280	11,387	767	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	19,020	7,099	19,020	26,119	2,299	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,787	5,423	13,787	19,210	1,472	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,331	1,873	5,331	7,204	719	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	63	1,813	3,903	5,716	291	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	50	6,641	8,205	14,846	573	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	34	1,392	1,566	2,958	149	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	(20)	2,130	1,943	4,073	203	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	396	3,836	3,920	7,756	300	2019
353 Perry Street	Perris, CA	—	1,780	—	18,827	1,788	18,819	20,607	1,060	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	312	2019
801-817 E. Anaheim Street	Wilmington, CA	—	5,712	434	4	5,712	438	6,150	221	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	23,083	13,402	23,091	36,493	986	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,718	1,745	4,718	6,463	197	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,773	3,333	8,773	12,106	283	2020
19302-19400 S. Laurel Park Road	Rancho Dominguez, CA	—	12,816	1,649	5,250	12,815	6,900	19,715	—	2020
24665 Nandina Avenue	Moreno Valley, CA	—	4,016	—	16,982	4,066	16,932	20,998	238	2021
Other
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(355)	1,713	10,512	12,225	4,621	2006
600 Greene Drive	Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	7,675	2008
6005 24th Street East	Bradenton, FL	—	6,377	—	57	6,434	—	6,434	—	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2021
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/21				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2021
		(In thousands)
Developments in Process
First Rockdale V BTS	Mt. Juliet, TN	—	2,620	—	21,371	1,295	22,696	23,991	—	N/A
First Park @ PV303 Bldg C	Goodyear, AZ	—	8,714	—	29,642	8,777	29,579	38,356	—	N/A
First Aurora Commerce Center Bldg E	Aurora, CO	—	1,501	—	31,338	1,483	31,356	32,839	—	N/A
First Park 121 Bldg C	Lewisville, TX	—	1,353	—	7,184	1,421	7,116	8,537	—	N/A
First Park 121 Bldg D	Lewisville, TX	—	2,785	—	10,970	2,841	10,914	13,755	—	N/A
FirstGate Commerce Center	Margate, FL	—	8,679	—	1,892	8,696	1,875	10,571	—	N/A
First Wilson I Logistics Center I	Perris, CA	—	4,328	—	20,282	4,328	20,282	24,610	—	N/A
First Loop Logistics Center - Bldg 1	Kissimmee, FL	—	1,863	16	1,571	2,061	1,389	3,450	—	N/A
First Loop Logistics Center - Bldg 2	Kissimmee, FL	—	1,895	18	1,416	2,097	1,232	3,329	—	N/A
First Loop Logistics Center - Bldg 3	Kissimmee, FL	—	1,968	19	1,660	2,177	1,470	3,647	—	N/A
First Loop Logistics Center - Bldg 4	Kissimmee, FL	—	2,685	25	2,575	2,971	2,314	5,285	—	N/A
First Park Miami Bldg 1	Medley, FL	—	12,669	—	7,639	12,674	7,634	20,308	—	N/A
First Steele	Lakewood, WA	—	6,706	16	6,053	6,706	6,069	12,775	—	N/A
First Pioneer Logistics Center	Redlands, CA	—	26,470	542	869	26,427	1,454	27,881	—	N/A
First Bordentown Logistics Center	Bordentown, NJ	—	8,578	760	3,480	8,578	4,240	12,818	—	N/A
First Logistics Center @ 283 Bldg A	Elizabethtown, PA	—	50,789	—	19,794	50,789	19,794	70,583	—	N/A
First Rockdale IV	Mt. Juliet, TN	—	3,880	—	14,638	810	17,708	18,518	—	N/A
Land Parcels
Land Parcels			317,700	5,035	39,832	316,735	45,833	362,568	235
Total		79,764	1,396,734	1,434,772	1,814,938	1,387,198	3,259,246	4,646,444	868,296

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2021
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

At December 31, 2021, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $4.3 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2021	2020	2019
	(In thousands)
Balance, Beginning of Year	$4,109,896	$3,830,209	$3,673,644
Acquisition of Real Estate Assets	347,190	247,250	148,660
Construction Costs and Improvements	351,453	160,491	289,877
Disposition of Real Estate Assets	(139,207)	(109,070)	(258,639)
Write-off of Fully Depreciated and Other Assets	(22,888)	(18,984)	(23,333)
Balance, End of Year Including Real Estate Held for Sale	$4,646,444	$4,109,896	$3,830,209
Real Estate Held for Sale (A)	—	(22,263)	—
Balance, End of Year Excluding Real Estate Held for Sale	$4,646,444	$4,087,633	$3,830,209

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2021	2020	2019
	(In thousands)
Balance, Beginning of Year	$839,349	$804,780	$811,784
Depreciation for Year	107,876	102,533	98,333
Disposition of Real Estate Assets	(58,055)	(49,390)	(82,919)
Write-off of Fully Depreciated and Other Assets	(20,874)	(18,574)	(22,418)
Balance, End of Year Including Real Estate Held for Sale	$868,296	$839,349	$804,780
Real Estate Held for Sale (B)	—	(6,956)	—
Balance, End of Year Excluding Real Estate Held for Sale	$868,296	$832,393	$804,780
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
Date: February 17, 2022

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2022

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 17, 2022
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 17, 2022
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 17, 2022
John Rau

/S/ TERESA B. BAZEMORE	Director	February 17, 2022
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 17, 2022
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 17, 2022
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 17, 2022
Marcus L. Smith

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
Date: February 17, 2022

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2022

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 17, 2022
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 17, 2022
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 17, 2022
John Rau

/S/ TERESA B. BAZEMORE	Director	February 17, 2022
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 17, 2022
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 17, 2022
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 17, 2022
Marcus L. Smith