Form 10-Q
period 2022-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2022-04-22
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
At April 21, 2022, 132,001,402 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2022 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2022, the Company owned an approximate 97.6% common general partnership interest in the Operating Partnership. The remaining approximate 2.4% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.4% equity interest in the Operating Partnership held by entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,457,998	$1,387,198
Buildings and Improvements	3,103,966	3,020,221
Construction in Progress	295,681	239,025
Less: Accumulated Depreciation	(892,818)	(868,296)
Net Investment in Real Estate	3,964,827	3,778,148
Operating Lease Right-of-Use Assets	24,618	24,927
Cash and Cash Equivalents	44,456	58,591
Restricted Cash	189	189
Tenant Accounts Receivable	6,319	5,104
Investment in Joint Ventures	37,374	36,049
Deferred Rent Receivable	102,981	98,727
Deferred Leasing Intangibles, Net	22,089	21,316
Prepaid Expenses and Other Assets, Net	176,020	156,047
Total Assets	$4,378,873	$4,179,098
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$78,924	$79,674
Senior Unsecured Notes, Net	993,202	993,021
Unsecured Term Loans, Net	458,546	458,325
Unsecured Credit Facility	235,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	170,018	153,096
Operating Lease Liabilities	22,290	22,592
Deferred Leasing Intangibles, Net	9,495	9,252
Rents Received in Advance and Security Deposits	98,725	98,588
Dividends and Distributions Payable	40,298	37,178
Total Liabilities	2,106,498	1,930,726
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,001,402 and 131,747,725 shares issued and outstanding)	1,320	1,317
Additional Paid-in Capital	2,388,620	2,376,026
Distributions in Excess of Accumulated Earnings	(182,527)	(178,293)
Accumulated Other Comprehensive Income (Loss)	6,703	(4,238)
Total First Industrial Realty Trust, Inc.'s Equity	2,214,116	2,194,812
Noncontrolling Interests	58,259	53,560
Total Equity	2,272,375	2,248,372
Total Liabilities and Equity	$4,378,873	$4,179,098
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Lease Revenue	$124,912	$115,667
Other Revenue	601	592
Total Revenues	125,513	116,259
Expenses:
Property Expenses	35,415	33,242
General and Administrative	8,741	8,564
Depreciation and Other Amortization	33,910	31,975
Total Expenses	78,066	73,781
Other Income (Expense):
Gain on Sale of Real Estate	—	34,645
Interest Expense	(9,636)	(12,673)
Amortization of Debt Issuance Costs	(756)	(949)
Total Other Income (Expense)	(10,392)	21,023
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Benefit	37,055	63,501
Equity in Loss of Joint Ventures	(22)	(73)
Income Tax Benefit	90	155
Net Income	37,123	63,583
Less: Net Income Attributable to the Noncontrolling Interests	(865)	(1,385)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$36,258	$62,198
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.27	$0.48
Weighted Average Shares Outstanding - Basic	131,811	129,088
Weighted Average Shares Outstanding - Diluted	131,885	129,172
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Income	$37,123	$63,583
Mark-to-Market Gain on Derivative Instruments	11,095	6,653
Amortization of Derivative Instruments	102	102
Comprehensive Income	48,320	70,338
Comprehensive Income Attributable to Noncontrolling Interests	(1,127)	(1,533)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$47,193	$68,805
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2022:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	36,258	—	865	37,123
Other Comprehensive Income	—	—	—	10,935	262	11,197
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	(198)	(1,483)	—	4,401	2,721
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,009)	—	(878)	(39,887)
Conversion of Limited Partner Units to Common Stock	—	36	—	—	(36)	—
Contributions from Noncontrolling Interests	—	—	—	—	103	103
Reallocation - Additional Paid-in Capital	—	12	—	—	(12)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of March 31, 2022	$1,320	$2,388,620	$(182,527)	$6,703	$58,259	$2,272,375

Three Months Ended March 31, 2021:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	62,198	—	1,385	63,583
Other Comprehensive Income	—	—	—	6,607	148	6,755
Stock Based Compensation Activity	1	(1,347)	(2,294)	—	2,585	(1,055)
Common Stock Dividends and Unit Distributions ($0.270 Per Share/Unit)	—	—	(34,933)	—	(785)	(35,718)
Conversion of Limited Partner Units to Common Stock	—	22	—	—	(22)	—
Reallocation - Additional Paid-in Capital	—	(2,110)	—	—	2,110	—
Reallocation - Other Comprehensive Income	—	—	—	34	(34)	—
Balance as of March 31, 2021	$1,291	$2,221,256	$(281,323)	$(10,312)	$49,973	$1,980,885
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,123	$63,583
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	28,159	26,254
Amortization of Debt Issuance Costs	756	949
Other Amortization, including Equity Based Compensation	8,330	7,985
Equity in Loss of Joint Ventures	22	73
Gain on Sale of Real Estate	—	(34,645)
Straight-line Rental Income and Expense, Net	(4,247)	(5,482)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(8,692)	(7,617)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(1,553)	(9,695)
Net Cash Provided by Operating Activities	59,898	41,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(83,391)	(23,877)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(115,666)	(62,136)
Net Proceeds from Sales of Investments in Real Estate	—	65,535
Contributions to and Investments in Joint Ventures	(1,383)	(741)
Increase in Escrow Deposits and Other Investing Activity	(2,580)	(843)
Net Cash Used in Investing Activities	(203,020)	(22,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(7)	(60)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	12,823	—
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)
Common Stock Dividends and Unit Distributions Paid	(36,206)	(32,844)
Repayments on Mortgage Loans Payable	(784)	(1,273)
Proceeds from Unsecured Credit Facility	168,000	—
Repayments on Unsecured Credit Facility	(12,000)	—
Contributions from Noncontrolling Interests	103	—
Net Cash Provided by (Used in) Financing Activities	128,987	(39,303)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14,135)	(19,960)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Period	$44,645	$179,698

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$4,069	$1,923
Cash Paid for Operating Lease Liabilities	$807	$798
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$40,298	$36,118
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(36)	$(22)
Common Stock	—	—
Additional Paid-in Capital	36	22
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$151	$669
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$105,390	$32,472
Tenant Improvements Funded by Tenant	$—	$15,992
Write-off of Fully Depreciated Assets	$(5,428)	$(5,283)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,457,998	$1,387,198
Buildings and Improvements	3,103,966	3,020,221
Construction in Progress	295,681	239,025
Less: Accumulated Depreciation	(892,818)	(868,296)
Net Investment in Real Estate (including $282,200 and $277,984 related to consolidated variable interest entities, see Note 5)	3,964,827	3,778,148
Operating Lease Right-of-Use Assets	24,618	24,927
Cash and Cash Equivalents	44,456	58,591
Restricted Cash	189	189
Tenant Accounts Receivable	6,319	5,104
Investment in Joint Ventures	37,374	36,049
Deferred Rent Receivable	102,981	98,727
Deferred Leasing Intangibles, Net	22,089	21,316
Prepaid Expenses and Other Assets, Net	185,224	165,282
Total Assets	$4,388,077	$4,188,333
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$78,924	$79,674
Senior Unsecured Notes, Net	993,202	993,021
Unsecured Term Loans, Net	458,546	458,325
Unsecured Credit Facility	235,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	170,018	153,096
Operating Lease Liabilities	22,290	22,592
Deferred Leasing Intangibles, Net	9,495	9,252
Rents Received in Advance and Security Deposits	98,725	98,588
Distributions Payable	40,298	37,178
Total Liabilities	2,106,498	1,930,726
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,001,402 and 131,747,725 units outstanding)	2,183,879	2,175,549
Limited Partners Units (3,187,671 and 2,935,203 units outstanding)	85,790	81,435
Accumulated Other Comprehensive Income (Loss)	6,866	(4,331)
Total First Industrial L.P.'s Partners' Capital	2,276,535	2,252,653
Noncontrolling Interests	5,044	4,954
Total Partners' Capital	2,281,579	2,257,607
Total Liabilities and Partners' Capital	$4,388,077	$4,188,333
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Lease Revenue	$124,912	$115,667
Other Revenue	601	592
Total Revenues	125,513	116,259
Expenses:
Property Expenses	35,415	33,242
General and Administrative	8,741	8,564
Depreciation and Other Amortization	33,910	31,975
Total Expenses	78,066	73,781
Other Income (Expense):
Gain on Sale of Real Estate	—	34,645
Interest Expense	(9,636)	(12,673)
Amortization of Debt Issuance Costs	(756)	(949)
Total Other Income (Expense)	(10,392)	21,023
Income from Operations Before Equity in Loss of Joint Ventures and Income Tax Benefit	37,055	63,501
Equity in Loss of Joint Ventures	(22)	(73)
Income Tax Benefit	90	155
Net Income	37,123	63,583
Less: Net Income Attributable to the Noncontrolling Interests	(18)	(18)
Net Income Available to Unitholders and Participating Securities	$37,105	$63,565
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.28	$0.48
Weighted Average Units Outstanding - Basic	134,073	131,172
Weighted Average Units Outstanding - Diluted	134,495	131,634
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Income	$37,123	$63,583
Mark-to-Market Gain on Derivative Instruments	11,095	6,653
Amortization of Derivative Instruments	102	102
Comprehensive Income	48,320	70,338
Comprehensive Income Attributable to Noncontrolling Interests	(18)	(18)
Comprehensive Income Attributable to Unitholders	$48,302	$70,320
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2022:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	36,237	868	—	18	37,123
Other Comprehensive Income	—	—	11,197	—	11,197
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	(1,680)	4,401	—	—	2,721
Unit Distributions ($0.295 Per Unit)	(39,009)	(878)	—	—	(39,887)
Conversion of Limited Partner Units to General Partner Units	36	(36)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	112	112
Distributions to Noncontrolling Interests	—	—	—	(40)	(40)
Balance as of March 31, 2022	$2,183,879	$85,790	$6,866	$5,044	$2,281,579

Three Months Ended March 31, 2021:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	62,176	1,389	—	18	63,583
Other Comprehensive Income	—	—	6,755	—	6,755
Stock Based Compensation Activity	(3,640)	2,585	—	—	(1,055)
Unit Distributions ($0.270 Per Unit)	(34,933)	(785)	—	—	(35,718)
Conversion of Limited Partner Units to General Partner Units	22	(22)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	29	29
Distributions to Noncontrolling Interests	—	—	—	(24)	(24)
Balance as of March 31, 2021	$1,922,260	$73,602	$(10,553)	$4,951	$1,990,260
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,123	$63,583
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	28,159	26,254
Amortization of Debt Issuance Costs	756	949
Other Amortization, including Equity Based Compensation	8,330	7,985
Equity in Loss of Joint Ventures	22	73
Gain on Sale of Real Estate	—	(34,645)
Straight-line Rental Income and Expense, Net	(4,247)	(5,482)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(8,661)	(7,622)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(1,553)	(9,695)
Net Cash Provided by Operating Activities	59,929	41,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(83,391)	(23,877)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(115,666)	(62,136)
Net Proceeds from Sales of Investments in Real Estate	—	65,535
Contributions to and Investments in Joint Ventures	(1,383)	(741)
Increase in Escrow Deposits and Other Investing Activity	(2,580)	(843)
Net Cash Used in Investing Activities	(203,020)	(22,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(7)	(60)
Contribution of General Partner Units	12,823	—
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)
Unit Distributions Paid	(36,206)	(32,844)
Contributions from Noncontrolling Interests	112	29
Distributions to Noncontrolling Interests	(40)	(24)
Repayments on Mortgage Loans Payable	(784)	(1,273)
Proceeds from Unsecured Credit Facility	168,000	—
Repayments on Unsecured Credit Facility	(12,000)	—
Net Cash Provided by (Used in) Financing Activities	128,956	(39,298)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14,135)	(19,960)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Period	$44,645	$179,698

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$4,069	$1,923
Cash Paid for Operating Lease Liabilities	$807	$798
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$40,298	$36,118
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(36)	$(22)
General Partner Units	36	22
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$151	$669
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$105,390	$32,472
Tenant Improvements Funded by Tenant	$—	$15,992
Write-off of Fully Depreciated Assets	$(5,428)	$(5,283)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.6% ownership interest ("General Partner Units") at March 31, 2022. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.4% at March 31, 2022 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own an equity interest in and provide various services to a joint venture (the "Joint Venture") through a wholly-owned TRS of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information related to the Joint Venture.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Venture are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2022, we owned 414 industrial properties located in 19 states, containing an aggregate of approximately 62.3 million square feet of gross leasable area ("GLA"). Of the 414 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2021 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2021 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2021 audited consolidated financial statements included in our 2021 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2022 and December 31, 2021, and the reported amounts of revenues and expenses for the three months ended March 31, 2022 and 2021. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2022 and December 31, 2021, the results of our operations and comprehensive income for each of the three months ended March 31, 2022 and 2021, and our cash flows for each of the three months ended March 31, 2022 and 2021. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2022, we acquired two industrial properties comprised of approximately 0.04 million square feet of GLA and five land parcels. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price to each major asset class for the industrial properties and land parcels acquired during the three months ended March 31, 2022:

Land	$68,560
Building and Improvements	13,419
In-Place Leases	1,832
Above Market Leases	23
Below Market Leases	(673)
Other Assets	548
Total Purchase Price	$83,709
The revenue and net income associated with the acquisition of the industrial properties and land parcels, since their respective acquisition dates, are not significant to the three months ended March 31, 2022.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2022	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2022	December 31, 2021
Mortgage Loans Payable, Gross	$78,980	$79,764	4.03% – 4.17%	4.03% – 4.17%	September 2022 – August 2028
Unamortized Debt Issuance Costs	(56)	(90)
Mortgage Loans Payable, Net	$78,924	$79,674
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(5,312)	(5,491)
Unamortized Discounts	(57)	(59)
Senior Unsecured Notes, Net	$993,202	$993,021
Unsecured Term Loans, Gross
2015 Unsecured Term Loan (A) (C)	260,000	260,000	2.89%	N/A	9/12/2022
2021 Unsecured Term Loan (A)	200,000	200,000	1.84%	N/A	7/7/2026
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(1,454)	(1,675)
Unsecured Term Loans, Net	$458,546	$458,325
Unsecured Credit Facility (B)	$235,000	$79,000	1.23%	N/A	7/7/2025
_______________
(A) The interest rate at March 31, 2022 includes the impact of derivative instruments we entered into to effectively convert the variable rate to a fixed rate. See Note 10.
(B) Amounts exclude unamortized debt issuance costs of $4,254 and $4,577 as of March 31, 2022 and December 31, 2021, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
(C) On April 18, 2022, we entered into a $425,000 unsecured term loan, which replaces our 2015 Unsecured Term Loan. See Note 13 for additional information.
Mortgage Loans Payable, Net
As of March 31, 2022, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $132,499. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of March 31, 2022.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2022 (A)	$328,680
2023	321
2024	335
2025	235,349
2026	200,364
Thereafter	1,007,502
Total	$1,772,551
_______________
(A) The principal balance of the 2015 Unsecured Term Loan included herein was replaced with a a new $425,000 unsecured term loan entered into on April 18, 2022 for which the maturity is October 18, 2027. See Note 13 for additional information.
Our unsecured credit facility (the "Unsecured Credit Facility"), our unsecured term loans (the "Unsecured Term Loans"), our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2022; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2022 and December 31, 2021, the fair value of our indebtedness was as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable	$78,980	$80,365	$79,764	$81,700
Senior Unsecured Notes, Net	998,514	983,077	998,512	1,070,067
Unsecured Term Loans	460,000	460,324	460,000	460,486
Unsecured Credit Facility	235,000	235,000	79,000	79,000
Total	$1,772,494	$1,758,766	$1,617,276	$1,691,253
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2022	December 31, 2021
ASSETS
Assets:
Net Investment in Real Estate	$282,200	$277,984
Operating Lease Right-of-Use Assets	13,066	13,087
Cash and Cash Equivalents	4,639	9,126
Deferred Rent Receivable	10,956	10,984
Prepaid Expenses and Other Assets, Net	9,752	9,480
Total Assets	$320,613	$320,661
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$12,812	$9,496
Operating Lease Liabilities	10,271	10,277
Rents Received in Advance and Security Deposits	6,850	7,470
Partners' Capital	290,680	293,418
Total Liabilities and Partners' Capital	$320,613	$320,661
Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture. Additionally, we owned a 49% interest in a joint venture that sold its remaining acres of land and ceased operations during the year ended December 31, 2021 (the "Former Joint Venture" together with the Joint Venture, the "Joint Ventures"). The Joint Ventures were formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area.
Under the operating agreements for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, the Joint Venture's operating agreement provides us the ability to earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the three months ended March 31, 2022 and 2021, we earned fees of $73 and $162, respectively, from the Joint Ventures, related to asset management and development services, of which we deferred recognition of $36 and $37, respectively, due to our economic interest in the Joint Ventures. At March 31, 2022, we had an aggregate receivable from the Joint Venture of $89.

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
Noncontrolling Interest - Joint Venture

Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest.
ATM Program

On February 14, 2020, we entered into three-year distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2022, we issued 218,230 shares of the Company's common stock under the ATM which resulted in $12,823 of net proceeds and payment of compensation to certain sales agents of $130.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2022:

	Derivative Instruments	Accumulated Other Comprehensive Gain (Loss) of the Operating Partnership	Comprehensive Gain (Loss) Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Gain (Loss) of the Company
Balance as of December 31, 2021	$(4,331)	$(4,331)	$93	$(4,238)
Other Comprehensive Gain Before Reclassifications	9,608	9,608	(256)	9,352
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,589	1,589	—	1,589
Net Current Period Other Comprehensive Gain	11,197	11,197	(256)	10,941
Balance as of March 31, 2022	$6,866	$6,866	$(163)	$6,703
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$102	Interest Expense
Net Settlement Payments to our Counterparties	1,487	1,697	Interest Expense
Total	$1,589	$1,799

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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$36,258	$62,198
Net Income Allocable to Participating Securities	(31)	(61)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$36,227	$62,137
Denominator (In Thousands):
Weighted Average Shares - Basic	131,811	129,088
Effect of Dilutive Securities:
Performance Units (See Note 9)	74	84
Weighted Average Shares - Diluted	131,885	129,172
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.27	$0.48
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net Income Available to Unitholders and Participating Securities	$37,105	$63,565
Net Income Allocable to Participating Securities	(88)	(160)
Net Income Available to Unitholders	$37,017	$63,405
Denominator (In Thousands):
Weighted Average Units - Basic	134,073	131,172
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	422	462
Weighted Average Units - Diluted	134,495	131,634
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.28	$0.48
At March 31, 2022 and 2021, participating securities for the Company included 125,185 and 150,637, respectively, Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2022 and 2021, participating securities for the Operating Partnership included 326,473 and 383,320, respectively, Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2022, 35,867 performance units ("Performance Units") and 208,454 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $7,266 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the three months ended March 31, 2022, 56,370 shares of restricted stock units ("Service Units") and 52,887 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees based on service-based criteria, which had an aggregate fair value of approximately $6,592 on the grant date. The Service Awards granted to employees generally vest ratably over three years based on continued employment. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the three months ended March 31, 2022, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $5,101 and $3,613 for the three months ended March 31, 2022 and 2021, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $1,173 and $703 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had $19,802 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 1.28 years.
10. Derivative Instruments
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
We have interest rate swaps to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Term Loans. We have six interest rate swaps, with an aggregate notional value of $260,000, that fix the one-month LIBOR rate at a weighted average rate of 1.79% and mature on September 12, 2022 (the "2015 Swaps") and three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps").
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of March 31, 2022, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial assets and liabilities related to the 2015 Swaps and the 2021 Swaps which are included in the line items Prepaid Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements:
Description	Fair Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$10,572	—	$10,572	—
Liabilities:
2015 Swaps	$(804)	—	$(804)	—

	Fair Value at December 31, 2021
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$1,341	—	$1,341	—
Liabilities:
2015 Swaps	$(2,668)	—	$(2,668)	—
There was no ineffectiveness recorded on the 2015 Swaps or the 2021 Swaps during the three months ended March 31, 2022. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2015 Swaps and the 2021 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2015 Swaps and the 2021 Swaps fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
At March 31, 2022 and December 31, 2021, the Operating Partnership had receivable balances of $9,205 and $9,239, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint ventures.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2022, we had 21 development projects totaling approximately 6.3 million square feet of GLA under construction. The estimated total investment as of March 31, 2022 is approximately $729,700. Of this amount, approximately $374,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.

13. Subsequent Events
Subsequent to March 31, 2022, we acquired one industrial property and two land parcels for an aggregate purchase price of $29,250, excluding transaction costs.
On April 18, 2022, we entered into a $425,000 unsecured term loan (the "2022 Unsecured Term Loan"), which replaces our 2015 Unsecured Term Loan that was set to mature in September 2022. Borrowings under the 2022 Unsecured Term Loan initially provide for interest-only payments at (x) daily SOFR, which refers to the secured overnight financing rate as administered by the Federal Reserve Bank of New York, plus a 0.10% adjustment, plus (y) a margin of 0.85% based on our credit ratings and consolidated leverage ratio. The interest rate is subject to adjustment based on changes to our leverage and credit ratings and our achievement of a sustainability-linked pricing metric. The 2022 Unsecured Term Loan matures on October 18, 2027. We received $165,000, the difference between the principal amounts of the 2022 Unsecured Term Loan and the 2015 Unsecured Term Loan, on April 18, 2022 and we intend to use the proceeds for general business purposes, including, without limitation, repayment of indebtedness, working capital needs, and the acquisition and development of property.

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
•the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19;
•potential natural disasters and other potentially catastrophic events such as acts of war and/or terrorism;
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2021 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2022, we owned 414 industrial properties located in 19 states, containing an aggregate of approximately 62.3 million square feet of gross leasable area ("GLA"). Of the 414 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.6% ownership interest ("General Partner Units") at March 31, 2022. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.4% at March 31, 2022 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own an equity interest in and provide various services to a joint venture (the "Joint Venture") through a wholly-owned TRS of the Operating Partnership. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Operating Partnership or the Company as presented herein.
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
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 target markets where land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our percentage of light industrial buildings.
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
•Acquisition/Development Strategy. Our investment strategy is primarily focused on developing and acquiring industrial properties in 15 target markets with a coastal orientation in the United States through the deployment of experienced regional management teams. When evaluating potential industrial property acquisitions and developments, we consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, functionality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.
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

Summary of the Three Months Ended March 31, 2022
Our operating results remained strong during the three months ended March 31, 2022. Our quarter end in-service occupancy was 98.0% and for leases that commenced during the three months ended March 31, 2022, we grew cash rental rates by 12.7% on new and renewal leasing. At March 31, 2022, we had 21 projects comprising 6.3 million square feet of GLA under development with an estimated investment in excess of $725 million. Additionally, we continue to position ourselves for future development activity by acquiring land located in our target markets. On April 18, 2022, we replaced our 2015 Unsecured Term Loan that was scheduled to mature in September 2022 with a $425.0 million term loan scheduled to mature on October 18, 2027. Based on our current credit ratings and leverage, our initial interest rate on this term loan is daily SOFR plus 10 basis points and a spread of 85 basis points.
During the three months ended March 31, 2022, we completed the following significant real estate activities:
•We acquired two industrial properties comprised of approximately 0.04 million square feet of GLA located in the Inland Empire and Los Angeles markets for an aggregate purchase price of $12.8 million, excluding transaction costs. We additionally acquired a leased land site in Northern California for a purchase price of $15.5 million, excluding transaction costs.
•We acquired approximately 35.1 acres of land for development located in the Inland Empire and Northern California markets, for an aggregate purchase price of $55.4 million, excluding transaction costs.
•We commenced speculative development of five industrial buildings totaling 1.3 million square feet of GLA in our Chicago, Denver, Inland Empire, Lehigh Valley and Miami markets.
Our significant financing activities during the three months ended March 31, 2022 were:
•We issued 218,230 shares of our common stock, through “at-the-market” (“ATM”) offerings, resulting in net proceeds of $12.8 million.
•We declared a first quarter cash dividend of $0.295 per common share or Unit per quarter, an increase of 9.3% from the 2021 quarterly rate.
•At March 31, 2022, we had $510.3 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents of $44.5 million.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2022 and 2021. Same store properties are properties owned prior to January 1, 2021 and held as an in-service property through March 31, 2022 and developments and redevelopments that were placed in service prior to January 1, 2021. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquisitions that are less than 75% occupied at the date of acquisition and developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2020 and held as an operating property through March 31, 2022. Sold properties are properties that were sold subsequent to December 31, 2020. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2021; or b) stabilized prior to January 1, 2021. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Our net income was $37.1 million and $63.6 million for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022 and 2021, the average daily occupancy rate of our same store properties was 97.8% and 95.1%, respectively.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$119,190	$110,184	$9,006	8.2%
Acquired Properties	698	39	659	1,689.7%
Sold Properties	—	3,842	(3,842)	(100.0)%
(Re)Developments	3,524	910	2,614	287.3%
Other	2,101	1,284	817	63.6%
Total Revenues	$125,513	$116,259	$9,254	8.0%
Revenues from same store properties increased $9.0 million primarily due to increases in rental rates and occupancy as well as an increase in tenant recoveries. Revenues from acquired properties increased $0.7 million due to the six industrial properties acquired subsequent to December 31, 2020 totaling approximately 0.3 million square feet of GLA. Revenues from sold properties decreased $3.8 million due to the 29 industrial properties sold subsequent to December 31, 2020 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments increased $2.6 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $0.8 million primarily due to revenues related to acquisitions of partially occupied properties during 2020 that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$29,963	$29,567	$396	1.3%
Acquired Properties	222	8	214	2,675.0%
Sold Properties	—	701	(701)	(100.0)%
(Re)Developments	1,053	384	669	174.2%
Other	4,177	2,582	1,595	61.8%
Total Property Expenses	$35,415	$33,242	$2,173	6.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2020. Property expenses from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2020. Property expenses from (re)developments increased $0.7 million primarily due to the substantial completion of developments. Property expenses from other increased $1.6 million due to an increase in real estate tax expense on land parcels and an increase in certain miscellaneous expenses.
General and administrative expense remained relatively unchanged.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$31,519	$30,108	$1,411	4.7%
Acquired Properties	305	—	305	—
Sold Properties	—	912	(912)	(100.0)%
(Re) Developments	1,211	331	880	265.9%
Corporate Furniture, Fixtures and Equipment and Other	875	624	251	40.2%
Total Depreciation and Other Amortization	$33,910	$31,975	$1,935	6.1%
Depreciation and other amortization from same store properties increased $1.4 million primarily due to improvements completed at our properties subsequent to March 31, 2021. Depreciation and other amortization from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2020. Depreciation and other amortization from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2020. Depreciation and other amortization from (re)developments increased $0.9 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.3 million due to depreciation and amortization related to properties acquired during 2020 that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool.
For the three months ended March 31, 2021, we recognized $34.6 million of gain on sale of real estate related to the sale of three industrial properties and two industrial condominium units comprised of approximately 1.1 million square feet of GLA.
Interest expense decreased by $3.0 million, or 24.0%, due to an increase in capitalized interest of $2.1 million caused by an increase in development projects eligible for capitalization and capitalization of interest related to our joint venture investment during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 and a decrease in the weighted average interest rate for the three months ended March 31, 2022 (3.29%) as compared to the three months ended March 31, 2021 (3.70%), offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2022 ($1,690.3 million) as compared to the three months ended March 31, 2021 ($1,601.9 million).
Amortization of debt issuance costs, equity in loss of joint ventures and income tax benefit for both the three months ended March 31, 2022 and 2021 were not significant.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2022. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	31	760	$7.13	24.5%	5.8	$4.72	N/A
Renewal Leases	40	2,040	$6.08	25.9%	5.5	$1.61	72.3%
Development / Acquisition Leases	6	737	$9.08	N/A	9.6	N/A	N/A
Total / Weighted Average	77	3,537	$6.93	25.5%	6.4	$2.45	72.3%
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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2022 which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	22	618	$939
Renewal Leases	2	46	42
Development / Acquisition Leases	6	737	2,258
Total	30	1,401	$3,239

Liquidity and Capital Resources
At March 31, 2022, our cash and cash equivalents was approximately $44.5 million and we also had $510.3 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2022.
We have considered our short-term (through March 31, 2023) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. At March 31, 2022 we had $68.4 million in mortgage loans payable outstanding that mature in September 2022 and we also had our $260.0 million 2015 Unsecured Term Loan outstanding that was scheduled to mature in September 2022. On April 18, 2022, we entered into a $425.0 million term loan that replaced the 2015 Unsecured Term Loan and is scheduled to mature on October 18, 2027. The excess proceeds were used to pay down our Unsecured Credit Facility. See Subsequent Events. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2023) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2022, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of April 21, 2022, we had approximately $580.3 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash provided by operating activities	$59,898	$41,405
Net cash used in investing activities	(203,020)	(22,062)
Net cash provided by (used in) financing activities	128,987	(39,303)
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash provided by operating activities	$59,929	$41,400
Net cash used in investing activities	(203,020)	(22,062)
Net cash provided by (used in) financing activities	128,956	(39,298)

Changes in cash flow for the three months ended March 31, 2022, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $18.5 million, primarily due to the following:
•increase in NOI from same store properties, acquired properties and recently developed properties of $11.0 million offset by a decrease in NOI due to the disposition of real estate of $3.1 million;
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; and
•decrease of $3.0 million in interest expense.
Investing Activities: Cash used in investing activities increased $181.0 million, primarily due to the following:
•increase of $113.0 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2022 as compared to 2021; and
•decrease of $65.5 million in net proceeds provided by investing activities received from the disposition of real estate in 2021.
Financing Activities: Cash provided by financing activities increased $168.3 million, primarily due to the following:
•increase in net borrowings under our Unsecured Credit Facility of $156.0 million in 2022 compared to 2021; and
•increase of $12.8 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2022 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2022, $1,537.5 million or 86.7% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $235.0 million or 13.3% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2021, $1,538.3 million or 95.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $79.0 million or 4.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At March 31, 2022 and December 31, 2021, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $460.0 million, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2022 would have increased by approximately $0.01 million based on our average outstanding floating-rate debt during the three months ended March 31, 2022. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2022 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.4 million during the three months ended March 31, 2022.
The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of March 31, 2022, our Unsecured Credit Facility, our unsecured term loans and related interest rate swaps are indexed to LIBOR. See Subsequent Events related to the replacement of the 2015 Unsecured Term Loan with a new $425.0 million term loan for which the borrowings are indexed to SOFR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR-indexed rates are not available. If our debt agreements and derivative contracts are not transitioned to a preferred alternative rate and LIBOR-indexed rates are discontinued or if the methods of calculating the rates change, interest rates on our current or future indebtedness may be adversely affected. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements; however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates will cease to be available.
As of March 31, 2022, the estimated fair value of our debt was approximately $1,758.8 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2022 incentive compensation plan.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$36,258	$62,198
Adjustments:
Depreciation and Other Amortization of Real Estate	33,680	31,787
Gain on Sale of Real Estate	—	(34,645)
Income Tax Provision - Allocable to Gain on Sale of Real Estate	—	79
Noncontrolling Interest Share of Adjustments	(792)	53
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$69,146	$59,472

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	% Change
	(In thousands)
Same Store Revenues	$119,190	$110,184
Same Store Property Expenses	(29,963)	(29,567)
Same Store Net Operating Income Before Same Store Adjustments	$89,227	$80,617	10.7%
Same Store Adjustments:
Straight-line Rent	(2,792)	(4,875)
Above / Below Market Rent Amortization	(231)	(287)
Lease Termination Fees	—	(119)
Same Store Net Operating Income	$86,204	$75,336	14.4%
Subsequent Events
Subsequent to March 31, 2022, we acquired one industrial property and two land parcels for an aggregate purchase price of $29.3 million, excluding transaction costs.
On April 18, 2022, we entered into a $425.0 million unsecured term loan (the "2022 Unsecured Term Loan"), which replaces our 2015 Unsecured Term Loan that was set to mature in September 2022. Borrowings under the 2022 Unsecured Term Loan initially provide for interest-only payments at (x) daily SOFR, plus a 0.10% adjustment, plus (y) a margin of 0.85% based on our credit ratings and consolidated leverage ratio. The interest rate is subject to adjustment based on changes to our leverage and credit ratings and our achievement of a sustainability-linked pricing metric. The 2022 Unsecured Term Loan matures on October 18, 2027. We received $165.0 million, the difference between the principal amounts of the 2022 Unsecured Term Loan and the 2015 Unsecured Term Loan, on April 18, 2022 and we intend to use the proceeds for general business purposes, including, without limitation, repayment of indebtedness, working capital needs, and the acquisition and development of property.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Amended and Restated Unsecured Term Loan Agreement, dated as of April 18, 2022 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Fifth Third Bank, National Association, Regions Bank, U.S. Bank National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed April 20, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: April 22, 2022

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: April 22, 2022