Form 10-Q
period 2022-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2022-10-21
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
At October 21, 2022, 132,135,103 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2022 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2022, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,613,503	$1,387,198
Buildings and Improvements	3,354,342	3,020,221
Construction in Progress	265,753	239,025
Less: Accumulated Depreciation	(909,282)	(868,296)
Net Investment in Real Estate	4,324,316	3,778,148
Operating Lease Right-of-Use Assets	24,332	24,927
Cash and Cash Equivalents	147,255	58,591
Restricted Cash	4,580	189
Tenant Accounts Receivable	5,195	5,104
Investment in Joint Venture	9,452	36,049
Deferred Rent Receivable	114,313	98,727
Deferred Leasing Intangibles, Net	25,341	21,316
Prepaid Expenses and Other Assets, Net	209,608	156,047
Total Assets	$4,864,392	$4,179,098
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$10,377	$79,674
Senior Unsecured Notes, Net	993,562	993,021
Unsecured Term Loans, Net	619,061	458,325
Unsecured Credit Facility	357,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	216,347	153,096
Operating Lease Liabilities	22,011	22,592
Deferred Leasing Intangibles, Net	15,616	9,252
Rents Received in Advance and Security Deposits	103,180	98,588
Dividends and Distributions Payable	40,794	37,178
Total Liabilities	2,377,948	1,930,726
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,135,103 and 131,747,725 shares issued and outstanding)	1,321	1,317
Additional Paid-in Capital	2,397,977	2,376,026
Distributions in Excess of Accumulated Earnings	(19,757)	(178,293)
Accumulated Other Comprehensive Income (Loss)	36,390	(4,238)
Total First Industrial Realty Trust, Inc.'s Equity	2,415,931	2,194,812
Noncontrolling Interests	70,513	53,560
Total Equity	2,486,444	2,248,372
Total Liabilities and Equity	$4,864,392	$4,179,098
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Lease Revenue	$137,744	$120,323	$391,613	$352,754
Joint Venture Fees	438	60	512	290
Other Revenue	1,571	699	3,190	1,695
Total Revenues	139,753	121,082	395,315	354,739
Expenses:
Property Expenses	35,775	33,396	106,050	98,386
General and Administrative	8,227	8,598	25,217	25,631
Joint Venture Development Services Expense	318	—	318	—
Depreciation and Other Amortization	38,332	33,143	108,712	97,564
Total Expenses	82,652	75,137	240,297	221,581
Other Income (Expense):
Gain on Sale of Real Estate	83,907	8,879	84,204	66,378
Interest Expense	(13,094)	(9,849)	(33,104)	(34,374)
Amortization of Debt Issuance Costs	(801)	(782)	(2,287)	(2,666)
Total Other Income (Expense)	70,012	(1,752)	48,813	29,338
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	127,113	44,193	203,831	162,496
Equity in (Loss) Income of Joint Ventures	(7)	(15)	118,182	(154)
Income Tax Provision	(231)	(759)	(24,339)	(2,179)
Net Income	126,875	43,419	297,674	160,163
Less: Net Income Attributable to the Noncontrolling Interests	(2,987)	(973)	(20,537)	(3,583)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$123,888	$42,446	$277,137	$156,580
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.94	$0.33	$2.10	$1.21
Weighted Average Shares Outstanding - Basic	132,092	129,633	131,986	129,275
Weighted Average Shares Outstanding - Diluted	132,176	129,722	132,057	129,362
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net Income	$126,875	$43,419	$297,674	$160,163
Mark-to-Market Gain on Derivative Instruments	24,466	1,583	41,257	8,425
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	151,444	45,105	339,239	168,896
Comprehensive Income Attributable to Noncontrolling Interests	(3,555)	(1,011)	(21,501)	(3,779)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$147,889	$44,094	$317,738	$165,117
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2022:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	36,258	—	865	37,123
Other Comprehensive Income	—	—	—	10,935	262	11,197
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	(198)	(1,483)	—	4,401	2,721
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,009)	—	(878)	(39,887)
Conversion of Limited Partner Units to Common Stock	—	36	—	—	(36)	—
Contributions from Noncontrolling Interests	—	—	—	—	103	103
Reallocation - Additional Paid-in Capital	—	12	—	—	(12)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of March 31, 2022	$1,320	$2,388,620	$(182,527)	$6,703	$58,259	$2,272,375
Net Income	—	—	116,991	—	16,685	133,676
Other Comprehensive Income	—	—	—	5,665	134	5,799
Stock Based Compensation Activity	—	1,074	—	—	2,819	3,893
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,008)	—	(758)	(39,766)
Conversion of Limited Partner Units to Common Stock	1	1,234	—	—	(1,235)	—
Distributions to Noncontrolling Interests	—	—	—	—	(4,418)	(4,418)
Reallocation - Additional Paid-in-Capital	—	2,534	—	—	(2,534)	—
Reallocation - Other Comprehensive Income	—	—	—	3	(3)	—
Balance as of June 30, 2022	$1,321	$2,393,462	$(104,544)	$12,371	$68,949	$2,371,559
Net Income	—	—	123,888	—	2,987	126,875
Other Comprehensive Income	—	—	—	24,001	568	24,569
Stock Based Compensation Activity	—	1,127	—	—	2,457	3,584
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,101)	—	(1,042)	(40,143)
Conversion of Limited Partner Units to Common Stock	—	1,441	—	—	(1,441)	—
Reallocation - Additional Paid-in-Capital	—	1,947	—	—	(1,947)	—
Reallocation - Other Comprehensive Income	—	—	—	18	(18)	—
Balance as of September 30, 2022	$1,321	$2,397,977	$(19,757)	$36,390	$70,513	$2,486,444

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2021:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	62,198	—	1,385	63,583
Other Comprehensive Income	—	—	—	6,607	148	6,755
Stock Based Compensation Activity	1	(1,347)	(2,294)	—	2,585	(1,055)
Common Stock Dividends and Unit Distributions ($0.270 Per Share/Unit)	—	—	(34,933)	—	(785)	(35,718)
Conversion of Limited Partner Units to Common Stock	—	22	—	—	(22)	—
Reallocation - Additional Paid-in Capital	—	(2,110)	—	—	2,110	—
Reallocation - Other Comprehensive Income	—	—	—	34	(34)	—
Balance as of March 31, 2021	$1,291	$2,221,256	$(281,323)	$(10,312)	$49,973	$1,980,885
Net Income	—	—	51,936	—	1,225	53,161
Other Comprehensive Income	—	—	—	282	10	292
Stock Based Compensation Activity	—	1,023	—	—	2,428	3,451
Common Stock Dividends and Unit Distributions ($0.270 Per Share/Unit)	—	—	(34,930)	—	(811)	(35,741)
Reallocation - Additional Paid-in-Capital	—	2,282	—	—	(2,282)	—
Reallocation - Other Comprehensive Income	—	—	—	4	(4)	—
Balance as of June 30, 2021	$1,291	$2,224,561	$(264,317)	$(10,026)	$50,539	$2,002,048
Net Income	—	—	42,446	—	973	43,419
Other Comprehensive Income	—	—	—	1,648	38	1,686
Issuance of Common Stock, Net of Issuance Costs	11	58,800	—	—	—	58,811
Stock Based Compensation Activity	—	1,080	—	—	2,428	3,508
Common Stock Dividends and Unit Distributions ($0.270 Per Share/Unit)	—	—	(35,221)	—	(669)	(35,890)
Conversion of Limited Partner Units to Common Stock	1	1,364	—	—	(1,365)	—
Reallocation - Additional Paid-in-Capital	—	1,427	—	—	(1,427)	—
Reallocation - Other Comprehensive Income	—	—	—	(8)	8	—
Balance as of September 30, 2021	$1,303	$2,287,232	$(257,092)	$(8,386)	$50,525	$2,073,582
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$297,674	$160,163
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	88,286	80,309
Amortization of Debt Issuance Costs	2,287	2,666
Other Amortization, including Equity Based Compensation	24,779	23,861
Equity in (Income) Loss of Joint Ventures	(118,182)	154
Distributions from Joint Ventures	118,027	—
Gain on Sale of Real Estate	(84,204)	(66,378)
Straight-line Rental Income and Expense, Net	(16,895)	(12,826)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,917)	(5,348)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	41,167	13,836
Net Cash Provided by Operating Activities	346,022	196,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(272,508)	(224,954)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(384,004)	(197,980)
Net Proceeds from Sales of Investments in Real Estate	122,516	114,644
Contributions to and Investments in Joint Ventures	(2,798)	(1,321)
Distributions from Joint Ventures	29,363	21,407
Increase in Escrow Deposits and Other Investing Activity	(4,036)	(3,398)
Net Cash Used in Investing Activities	(511,467)	(291,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5,060)	(6,365)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	12,823	59,008
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)
Common Stock Dividends and Unit Distributions Paid	(115,619)	(103,893)
Repayments on Mortgage Loans Payable	(69,387)	(61,097)
Proceeds from Unsecured Term Loans	165,000	—
Proceeds from Unsecured Credit Facility	600,000	159,000
Repayments on Unsecured Credit Facility	(322,000)	(85,000)
Contributions from Noncontrolling Interests	103	—
Distributions to Noncontrolling Interests	(4,418)	—
Net Cash Provided by (Used in) Financing Activities	258,500	(43,473)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	93,055	(138,638)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Period	$151,835	$61,020

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$12,551	$8,150
Cash Paid for Operating Lease Liabilities	$2,571	$2,407
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$366	$354
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$40,794	$36,701
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(2,712)	$(1,387)
Common Stock	1	1
Additional Paid-in Capital	2,711	1,386
Total	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$3,611
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,085	$3,451
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$112,739	$66,092
Tenant Improvements Funded by Tenant	$1,680	$16,239
Write-off of Fully Depreciated Assets	$(28,686)	$(25,106)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,613,503	$1,387,198
Buildings and Improvements	3,354,342	3,020,221
Construction in Progress	265,753	239,025
Less: Accumulated Depreciation	(909,282)	(868,296)
Net Investment in Real Estate (including $306,653 and $277,984 related to consolidated variable interest entities, see Note 5)	4,324,316	3,778,148
Operating Lease Right-of-Use Assets	24,332	24,927
Cash and Cash Equivalents	147,255	58,591
Restricted Cash	4,580	189
Tenant Accounts Receivable	5,195	5,104
Investment in Joint Venture	9,452	36,049
Deferred Rent Receivable	114,313	98,727
Deferred Leasing Intangibles, Net	25,341	21,316
Prepaid Expenses and Other Assets, Net	218,900	165,282
Total Assets	$4,873,684	$4,188,333
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$10,377	$79,674
Senior Unsecured Notes, Net	993,562	993,021
Unsecured Term Loans, Net	619,061	458,325
Unsecured Credit Facility	357,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	216,347	153,096
Operating Lease Liabilities	22,011	22,592
Deferred Leasing Intangibles, Net	15,616	9,252
Rents Received in Advance and Security Deposits	103,180	98,588
Distributions Payable	40,794	37,178
Total Liabilities	2,377,948	1,930,726
Commitments and Contingencies	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,135,103 and 131,747,725 units outstanding)	2,351,482	2,175,549
Limited Partners Units (3,062,166 and 2,935,203 units outstanding)	91,963	81,435
Accumulated Other Comprehensive Income (Loss)	37,234	(4,331)
Total First Industrial L.P.'s Partners' Capital	2,480,679	2,252,653
Noncontrolling Interests	15,057	4,954
Total Partners' Capital	2,495,736	2,257,607
Total Liabilities and Partners' Capital	$4,873,684	$4,188,333
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Lease Revenue	$137,744	$120,323	$391,613	$352,754
Joint Venture Fees	438	60	512	290
Other Revenue	1,571	699	3,190	1,695
Total Revenues	139,753	121,082	395,315	354,739
Expenses:
Property Expenses	35,775	33,396	106,050	98,386
General and Administrative	8,227	8,598	25,217	25,631
Joint Venture Development Services Expense	318	—	318	—
Depreciation and Other Amortization	38,332	33,143	108,712	97,564
Total Expenses	82,652	75,137	240,297	221,581
Other Income (Expense):
Gain on Sale of Real Estate	83,907	8,879	84,204	66,378
Interest Expense	(13,094)	(9,849)	(33,104)	(34,374)
Amortization of Debt Issuance Costs	(801)	(782)	(2,287)	(2,666)
Total Other Income (Expense)	70,012	(1,752)	48,813	29,338
Income from Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	127,113	44,193	203,831	162,496
Equity in (Loss) Income of Joint Ventures	(7)	(15)	118,182	(154)
Income Tax Provision	(231)	(759)	(24,339)	(2,179)
Net Income	126,875	43,419	297,674	160,163
Less: Net Income Attributable to the Noncontrolling Interests	(86)	(20)	(14,361)	(59)
Net Income Available to Unitholders and Participating Securities	$126,789	$43,399	$283,313	$160,104
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.94	$0.33	$2.11	$1.22
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.94	$0.33	$2.10	$1.21
Weighted Average Units Outstanding - Basic	134,282	131,668	134,212	131,345
Weighted Average Units Outstanding - Diluted	134,761	132,178	134,616	131,841
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net Income	$126,875	$43,419	$297,674	$160,163
Mark-to-Market Gain on Derivative Instruments	24,466	1,583	41,257	8,425
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	151,444	45,105	$339,239	$168,896
Comprehensive Income Attributable to Noncontrolling Interests	(86)	(20)	(14,361)	(59)
Comprehensive Income Attributable to Unitholders	$151,358	$45,085	$324,878	$168,837
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2022:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	36,237	868	—	18	37,123
Other Comprehensive Income	—	—	11,197	—	11,197
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	(1,680)	4,401	—	—	2,721
Unit Distributions ($0.295 Per Unit)	(39,009)	(878)	—	—	(39,887)
Conversion of Limited Partner Units to General Partner Units	36	(36)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	112	112
Distributions to Noncontrolling Interests	—	—	—	(40)	(40)
Balance as of March 31, 2022	$2,183,879	$85,790	$6,866	$5,044	$2,281,579
Net Income	116,969	2,450	—	14,257	133,676
Other Comprehensive Income	—	—	5,799	—	5,799
Stock Based Compensation Activity	1,074	2,819	—	—	3,893
Unit Distributions ($0.295 Per Unit)	(39,008)	(758)	—	—	(39,766)
Conversion of Limited Partner Units to General Partner Units	1,235	(1,235)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(4,449)	(4,449)
Balance as of June 30, 2022	$2,264,149	$89,066	$12,665	$14,853	$2,380,733
Net Income	123,866	2,923	—	86	126,875
Other Comprehensive Income	—	—	24,569	—	24,569
Stock Based Compensation Activity	1,127	2,457	—	—	3,584
Unit Distributions ($0.295 Per Unit)	(39,101)	(1,042)	—	—	(40,143)
Conversion of Limited Partner Units to General Partner Units	1,441	(1,441)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	129	129
Distributions to Noncontrolling Interests	—	—	—	(11)	(11)
Balance as of September 30, 2022	$2,351,482	$91,963	$37,234	$15,057	$2,495,736

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2021:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	62,176	1,389	—	18	63,583
Other Comprehensive Income	—	—	6,755	—	6,755
Stock Based Compensation Activity	(3,640)	2,585	—	—	(1,055)
Unit Distributions ($0.270 Per Unit)	(34,933)	(785)	—	—	(35,718)
Conversion of Limited Partner Units to General Partner Units	22	(22)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	29	29
Distributions to Noncontrolling Interests	—	—	—	(24)	(24)
Balance as of March 31, 2021	$1,922,260	$73,602	$(10,553)	$4,951	$1,990,260
Net Income	51,913	1,227	—	21	53,161
Other Comprehensive Income	—	—	292	—	292
Stock Based Compensation Activity	1,023	2,428	—	—	3,451
Unit Distributions ($0.270 Per Unit)	(34,930)	(811)	—	—	(35,741)
Distributions to Noncontrolling Interests	—	—	—	(23)	(23)
Balance as of June 30, 2021	$1,940,266	$76,446	$(10,261)	$4,949	$2,011,400
Net Income	42,424	975	—	20	43,419
Other Comprehensive Income	—	—	1,686	—	1,686
Contribution of General Partner Units, Net of Issuance Costs	58,811	—	—	—	58,811
Stock Based Compensation Activity	1,080	2,428	—	—	3,508
Unit Distributions ($0.270 Per Unit)	(35,221)	(669)	—	—	(35,890)
Conversion of Limited Partner Units to General Partner Units	1,365	(1,365)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(29)	(29)
Balance as of September 30, 2021	$2,008,725	$77,815	$(8,575)	$4,946	$2,082,911
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$297,674	$160,163
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	88,286	80,309
Amortization of Debt Issuance Costs	2,287	2,666
Other Amortization, including Equity Based Compensation	24,779	23,861
Equity in (Income) Loss of Joint Ventures	(118,182)	154
Distributions from Joint Ventures	118,027	—
Gain on Sale of Real Estate	(84,204)	(66,378)
Straight-line Rental Income and Expense, Net	(16,895)	(12,826)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,974)	(5,307)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	41,167	13,836
Net Cash Provided by Operating Activities	345,965	196,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(272,508)	(224,954)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(384,004)	(197,980)
Net Proceeds from Sales of Investments in Real Estate	122,516	114,644
Contributions to and Investments in Joint Ventures	(2,798)	(1,321)
Distributions from Joint Ventures	29,363	21,407
Increase in Escrow Deposits and Other Investing Activity	(4,036)	(3,398)
Net Cash Used in Investing Activities	(511,467)	(291,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5,060)	(6,365)
Contribution of General Partner Units	12,823	59,008
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)
Unit Distributions Paid	(115,619)	(103,893)
Contributions from Noncontrolling Interests	242	35
Distributions to Noncontrolling Interests	(4,500)	(76)
Repayments on Mortgage Loans Payable	(69,387)	(61,097)
Proceeds from Unsecured Term Loans	165,000	—
Proceeds from Unsecured Credit Facility	600,000	159,000
Repayments on Unsecured Credit Facility	(322,000)	(85,000)
Net Cash Provided by (Used in) Financing Activities	258,557	(43,514)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	93,055	(138,638)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Period	$151,835	$61,020

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$12,551	$8,150
Cash Paid for Operating Lease Liabilities	$2,571	$2,407
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$366	$354
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$40,794	$36,701
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,712)	$(1,387)
General Partner Units	2,712	1,387
Total	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$3,611
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,085	$3,451
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$112,739	$66,092
Tenant Improvements Funded by Tenant	$1,680	$16,239
Write-off of Fully Depreciated Assets	$(28,686)	$(25,106)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at September 30, 2022. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.3% at September 30, 2022 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of September 30, 2022, we owned 421 industrial properties located in 18 states, containing an aggregate of approximately 64.8 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2022 and December 31, 2021, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2022 and 2021. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2022 and December 31, 2021, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2022 and 2021, and our cash flows for each of the nine months ended September 30, 2022 and 2021. All adjustments are of a normal recurring nature.
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
Reclassifications
Certain reclassifications have been made to the consolidated statement of operations for the three and nine months ended September 30, 2021 to conform to the 2022 presentation.

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2022, we acquired ten industrial properties comprised of approximately 0.4 million square feet of GLA and 11 land parcels. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price, excluding transaction costs, to each major asset class for the industrial properties and land parcels acquired during the nine months ended September 30, 2022:

Land	$220,634
Building and Improvements	42,982
In-Place Leases	8,664
Above Market Leases	23
Below Market Leases	(8,260)
Other Assets	2,867
Total Purchase Price	$266,910
Sales
During the nine months ended September 30, 2022, we sold eight industrial buildings comprised of approximately 1.6 million square feet of GLA and one land parcel. Gross proceeds from the sales was $124,340 and the gain on sale of real estate attributable to these sales was $84,204.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2022	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2022	December 31, 2021
Mortgage Loans Payable, Gross	$10,377	$79,764	4.17%	4.17%	8/1/2028
Unamortized Debt Issuance Costs	—	(90)
Mortgage Loans Payable, Net	$10,377	$79,674
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(4,955)	(5,491)
Unamortized Discounts	(54)	(59)
Senior Unsecured Notes, Net	$993,562	$993,021
Unsecured Term Loans, Gross
2015 Unsecured Term Loan	—	260,000	N/A	N/A	N/A
2021 Unsecured Term Loan (A)	200,000	200,000	1.84%	N/A	7/7/2026
2022 Unsecured Term Loan	425,000	—	3.46%	N/A	10/18/2027
2022 Unsecured Term Loan II (B)	—	—	N/A	N/A	8/12/2025
Subtotal	$625,000	$460,000
Unamortized Debt Issuance Costs	(5,939)	(1,675)
Unsecured Term Loans, Net	$619,061	$458,325
Unsecured Credit Facility (C)	$357,000	$79,000	3.89%	N/A	7/7/2025
_______________
(A) The interest rate at September 30, 2022 includes the impact of derivative instruments we entered into to effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two one-year extension options, subject to certain conditions.
(C) Amounts exclude unamortized debt issuance costs of $3,608 and $4,577 as of September 30, 2022 and December 31, 2021, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net. At our option, we may extend the maturity pursuant to two six-month extension options, subject to certain conditions.
Mortgage Loans Payable, Net
During the nine months ended September 30, 2022, we paid off mortgage loans in the amount of $67,973.
As of September 30, 2022, mortgage loans payable are collateralized by industrial properties with a net carrying value of $31,985. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of September 30, 2022.

Unsecured Term Loans
On August 12, 2022, we entered into a three-year unsecured term loan (the "2022 Unsecured Term Loan II"). The 2022 Unsecured Term Loan II provides up to $300,000 of principal, none of which has been borrowed as of September 30, 2022. We may borrow up to the full principal amount by August 11, 2023 and must pay a non-refundable unused fee at a rate of 0.20% per annum on any unused portion of the facility from November 10, 2022 through August 11, 2023. Borrowings under the 2022 Unsecured Term Loan II require interest-only payments and bear interest at a variable rate based on daily, one-month or three-month secured overnight financing rate ("SOFR"), plus a 0.10% SOFR adjustment for daily and one-month SOFR, plus a 0.15% SOFR adjustment for three-month SOFR, plus 85 basis points based on our current credit ratings and consolidated leverage ratio. The 2022 Unsecured Term Loan II matures in August 2025, unless extended pursuant to two one-year extension options at our election, subject to certain conditions. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric.
On April 18, 2022, we entered into a five-year, $425,000 unsecured term loan (the "2022 Unsecured Term Loan", and together with the 2022 Unsecured Term Loan II and the 2021 Unsecured Term Loan, the "Unsecured Term Loans"), which replaced our 2015 Unsecured Term Loan that was set to mature in September 2022. At September 30, 2022, the 2022 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on the one-month SOFR, plus a 0.10% SOFR adjustment, plus 85 basis points. The 2022 Unsecured Term Loan matures in October 2027. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric. Additionally, during the nine months ended September 30, 2022 we entered into interest rate swaps with a notional value of $425,000 that lock the SOFR rate at 2.69% from October 3, 2022 to September 30, 2027. See Note 10 for additional information.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2022	$77
2023	321
2024	335
2025	357,349
2026	200,364
Thereafter	1,432,502
Total	$1,990,948
Our unsecured credit facility (the "Unsecured Credit Facility"), our Unsecured Term Loans, our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2022; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2022 and December 31, 2021, the fair value of our indebtedness was as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable	$10,377	$10,100	$79,764	$81,700
Senior Unsecured Notes, Net	998,517	876,249	998,512	1,070,067
Unsecured Term Loans	625,000	625,000	460,000	460,486
Unsecured Credit Facility	357,000	357,000	79,000	79,000
Total	$1,990,894	$1,868,349	$1,617,276	$1,691,253
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	September 30, 2022	December 31, 2021
ASSETS
Assets:
Net Investment in Real Estate	$306,653	$277,984
Operating Lease Right-of-Use Assets	13,022	13,087
Cash and Cash Equivalents	3,388	9,126
Deferred Rent Receivable	12,118	10,984
Prepaid Expenses and Other Assets, Net	12,860	9,480
Total Assets	$348,041	$320,661
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$20,543	$9,496
Operating Lease Liabilities	10,256	10,277
Rents Received in Advance and Security Deposits	7,995	7,470
Partners' Capital	309,247	293,418
Total Liabilities and Partners' Capital	$348,041	$320,661

Joint Ventures
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture. Since we own our interest in the Joint Venture through a partnership with a third party and we hold the power to direct the activities that most significantly impact the economic performance of the partnership, we consolidate the partnership and reflect our partner's 6% interest in the Joint Venture within the financial statements. Additionally, we owned a 49% interest in a joint venture that sold its remaining acres of land and ceased operations during the year ended December 31, 2021 (the "Former Joint Venture" together with the Joint Venture, the "Joint Ventures"). The Joint Ventures were formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area.
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
During the nine months ended September 30, 2022 and 2021, we earned fees of $699 and $341, respectively, from the Joint Ventures, related to asset management and development services, of which we deferred recognition of $187 and $51, respectively, due to our economic interest in the Joint Ventures. During the nine months ended September 30, 2022, we incurred fees of $318 related to third-party development management services associated with the Joint Venture. At September 30, 2022, we had an aggregate receivable from the Joint Venture of $649.
We account for our interests in the Joint Ventures using the hypothetical liquidation at book value model. Under this method, we record our Equity in Income (Loss) of Joint Ventures based on our proportionate share of the Joint Venture's earnings based on our ownership interest, after giving effect to incentive fees in which we are entitled to receive.
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
Net income of the Joint Ventures for the nine months ended September 30, 2022 and 2021 was $176,169 and $14,873, respectively. Included in net income during the nine months ended September 30, 2022 is gain on sale of real estate of $176,281 related to the sale of 391 acres of land for which our economic share of the gain on sale was $86,378. Included in net income during the nine months ended September 30, 2021 is gain on sale of real estate of $15,160 related to the sale of 138 net acres of land from the Former Joint Venture for which our economic share of the gain on sale was $7,142. However, since the Company was the purchaser of the 138 net acres, we netted our portion of the gain on sale against the basis of the land acquired.
The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at September 30, 2022. During the nine months ended September 30, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,500 with a third party lender (the "Joint Venture Loan"). As of September 30, 2022, there have been no borrowings from the Joint Venture Loan. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $210,322 and the Joint Venture is using a third-party contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
For the nine months ended September 30, 2022, we earned incentive fees of $32,276 from the Joint Venture, which are reflected in the Equity In Income of Joint Ventures line item in the consolidated statement of operations. For the nine months ended September 30, 2021, we earned incentive fees of $3,024 from the Former Joint Venture, which were netted against the basis of the real estate acquired from the Former Joint Venture.

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
Noncontrolling Interest - Joint Venture

Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest. For the three and nine months ended September 30, 2022, our partner's share of the partnership's income was $63 and $14,294, respectively, and was reflected in the Equity in Income of Joint Ventures and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes $14,310 that is our third party partner's interest at September 30, 2022.

ATM Program

On February 14, 2020, we entered into three-year distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the nine months ended September 30, 2022, we issued 218,230 shares of the Company's common stock under the ATM, which resulted in $12,823 of net proceeds and payment of compensation to certain sales agents of $130.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2022:

	Derivative Instruments	Accumulated Other Comprehensive Gain (Loss) of the Operating Partnership	Comprehensive Gain (Loss) Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Gain (Loss) of the Company
Balance as of December 31, 2021	$(4,331)	$(4,331)	$93	$(4,238)
Other Comprehensive Gain Before Reclassifications	39,785	39,785	(937)	38,848
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,780	1,780	—	1,780
Net Current Period Other Comprehensive Gain	41,565	41,565	(937)	40,628
Balance as of September 30, 2022	$37,234	$37,234	$(844)	$36,390
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$103	$308	$308	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(801)	1,583	1,472	4,832	Interest Expense
Total	$(698)	$1,686	$1,780	$5,140

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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$123,888	$42,446	$277,137	$156,580
Net Income Allocable to Participating Securities	(124)	(48)	(258)	(170)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$123,764	$42,398	$276,879	$156,410
Denominator (In Thousands):
Weighted Average Shares - Basic	132,092	129,633	131,986	129,275
Effect of Dilutive Securities:
Performance Units (See Note 9)	84	89	71	87
Weighted Average Shares - Diluted	132,176	129,722	132,057	129,362
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.94	$0.33	$2.10	$1.21
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net Income Available to Unitholders and Participating Securities	$126,789	$43,399	$283,313	$160,104
Net Income Allocable to Participating Securities	(307)	(126)	(664)	(441)
Net Income Available to Unitholders	$126,482	$43,273	$282,649	$159,663
Denominator (In Thousands):
Weighted Average Units - Basic	134,282	131,668	134,212	131,345
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	479	510	404	496
Weighted Average Units - Diluted	134,761	132,178	134,616	131,841
Basic EPU:
Net Income Available to Unitholders	$0.94	$0.33	$2.11	$1.22
Diluted EPU:
Net Income Available to Unitholders	$0.94	$0.33	$2.10	$1.21
At September 30, 2022 and 2021, participating securities for the Company included 144,121 and 147,937, respectively, Service Awards (see Note 9), which participate in non-forfeitable distributions. At September 30, 2022 and 2021, participating securities for the Operating Partnership included 337,071 and 378,548, respectively, Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the nine months ended September 30, 2022, 35,867 performance units ("Performance Units") and 208,454 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $7,266 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the nine months ended September 30, 2022, 78,482 shares of restricted stock units ("Service Units") and 57,907 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $8,032 on the grant date. The Service Awards granted to employees generally either vest ratably over three years or cliff vest after three years based on continued employment. Service awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the nine months ended September 30, 2022, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,584 and $3,508 for the three months ended September 30, 2022 and 2021, respectively, and $12,578 and $10,572 for the nine months ended September 30, 2022 and 2021, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $887 and $549 for the three months ended September 30, 2022 and 2021, respectively, and $3,214 and $1,759 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had $13,765 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 0.98 years.

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
We have interest rate swaps to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps"). We also had six interest rate swaps, with an aggregate notional value of $260,000, that fixed the one-month LIBOR rate at a weighted average rate of 1.79% and matured on September 12, 2022 (the "2015 Swaps").
During the nine months ended September 30, 2022, we entered into eight interest rate swaps (the "2022 Swaps") with an aggregate notional value of $425,000 to manage our exposure to changes in the one-month SOFR rate related to our 2022 Unsecured Term Loan. The 2022 Swaps, which are effective commencing October 3, 2022, fix the one-month daily SOFR rate at 2.69% and mature on September 30, 2027. We have designated the 2022 Swaps as cash flow hedges.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of September 30, 2022, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2015 Swaps, the 2021 Swaps and the 2022 Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements:
Description	Fair Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$19,137	—	$19,137	—
2022 Swaps	$20,793	—	$20,793	—

	Fair Value at December 31, 2021
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$1,341	—	$1,341	—
Liabilities:
2015 Swaps	$(2,668)	—	$(2,668)	—
There was no ineffectiveness recorded on the 2015 Swaps, the 2021 Swaps or the 2022 Swaps during the nine months ended September 30, 2022. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At September 30, 2022 and December 31, 2021, the Operating Partnership had receivable balances of $9,297 and $9,239, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint ventures.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2022, we had 18 development projects totaling approximately 3.7 million square feet of GLA under construction. The estimated total investment as of September 30, 2022 is approximately $571,100. Of this amount, approximately $259,400 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
Subsequent to September 30, 2022, we acquired one industrial property and one land parcel for an aggregate purchase price of $26,466, excluding transaction costs.

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
Forward-Looking Information
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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of September 30, 2022, we owned 421 industrial properties located in 18 states, containing an aggregate of approximately 64.8 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at September 30, 2022. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.3% at September 30, 2022 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties within our 15 target markets; (ii) the acquisition of portfolios of industrial properties or individual properties that meet our investment parameters within our 15 target markets; (iii) the expansion of our properties; and (iv) possible additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We seek and pursue new investments in 15 target markets where land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our percentage of light industrial buildings.
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $750 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments.

Summary of the Nine Months Ended September 30, 2022
Our operating results remained strong during the nine months ended September 30, 2022. Our quarter end in-service occupancy was 98.3% and for leases that commenced during the nine months ended September 30, 2022, we increased cash rental rates by 22.8% on new and renewal leasing (30.9% during the third quarter). At September 30, 2022, we had 18 projects comprising 3.7 million square feet of GLA under development with an estimated investment in excess of $570 million. Additionally, we continue to position ourselves for future development activity by acquiring land located in our target markets.
During the nine months ended September 30, 2022, we completed the following significant real estate activities:
•We acquired ten industrial properties comprised of approximately 0.4 million square feet of GLA located in our Northern California, Seattle, South Florida and Southern California markets for an aggregate purchase price of $122.0 million, excluding transaction costs. We additionally acquired three income-producing land parcels in our Northern California, Seattle and Southern California markets for an aggregate purchase price of $56.5 million, excluding transaction costs.
•We acquired approximately 60.7 acres of land for development located in our Northern California, South Florida and Southern California markets, for an aggregate purchase price of $88.4 million, excluding transaction costs.
•We commenced speculative development of ten industrial buildings totaling 2.3 million square feet of GLA in our Central Pennsylvania, Chicago, Denver, Lehigh Valley, Northern California, South Florida and Southern California markets.
•We sold eight industrial properties comprising approximately 1.6 million square feet of GLA and one land parcel for gross proceeds of $124.3 million.
•Our Joint Venture sold 391 acres of land located in Phoenix for gross proceeds of $255 million. Our pro-rata share of gain was $76.0 million and we earned an incentive fee of $28.4 million. These amounts exclude our partner's 6% share that we consolidate and report in our financial statements as Noncontrolling Interest.
Our significant financing activities during the nine months ended September 30, 2022 were:
•We paid off $68.0 million in mortgage loans payable, bringing the percentage of our real estate that is unencumbered to 99.3% at September 30, 2022.
•We replaced our $260.0 million term loan that was scheduled to mature in September 2022 with a $425.0 million term loan that matures on October 18, 2027. Based on our current credit ratings and leverage and the related interest rate hedges with a notional value of $425.0 million that we entered into and commence in October 2022, our all-in interest rate on this term loan is 3.64% commencing in October 2022.
•In August, we entered into a new three-year term loan that provides us with a borrowing capacity up to $300.0 million ("2022 Unsecured Term Loan II"), none of which has been borrowed as of September 30, 2022. Borrowings under the 2022 Unsecured Term Loan II requires interest-only payments and bears interest at a variable rate based on daily, one-month or three-month secured overnight financing rate ("SOFR"), plus a 0.10% SOFR adjustment for daily and one-month SOFR or plus a 0.15% SOFR adjustment for three-month SOFR, plus 85 basis points based on our current credit ratings and consolidated leverage ratio. The 2022 Unsecured Term Loan II matures in August 2025, unless extended pursuant to two one-year extension options at our election, subject to certain conditions.
•We issued 218,230 shares of our common stock, through “at-the-market” (“ATM”) offerings, resulting in net proceeds of $12.8 million.
•We declared first, second and third quarter cash dividends of $0.295 per common share or Unit per quarter, an increase of 9.3% from the 2021 quarterly rate.
•At September 30, 2022, we had $387.6 million available for additional borrowings under our Unsecured Credit Facility, $300.0 million available under the 2022 Unsecured Term Loan II and cash and cash equivalents of $134.1 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2022 and 2021. Same store properties are properties owned prior to January 1, 2021 and held as an in-service property through September 30, 2022 and developments and redevelopments that were placed in service prior to January 1, 2021. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2020 and held as an operating property through September 30, 2022. Sold properties are properties that were sold subsequent to December 31, 2020. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2021; or b) stabilized prior to January 1, 2021. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
Our net income was $297.7 million and $160.2 million for the nine months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022 and 2021, the average daily occupancy rate of our same store properties was 97.9% and 95.9%, respectively.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$353,625	$327,583	$26,042	7.9%
Acquired Properties	4,930	716	4,214	588.5%
Sold Properties	8,047	17,586	(9,539)	(54.2)%
(Re)Developments	18,876	4,548	14,328	315.0%
Other	9,837	4,306	5,531	128.4%
Total Revenues	$395,315	$354,739	$40,576	11.4%
Revenues from same store properties increased $26.0 million primarily due to increases in rental rates and occupancy as well as an increase in tenant recoveries. Revenues from acquired properties increased $4.2 million due to the 14 industrial properties acquired subsequent to December 31, 2020 totaling approximately 0.7 million square feet of GLA. Revenues from sold properties decreased $9.5 million due to the 37 industrial properties sold subsequent to December 31, 2020 totaling approximately 4.5 million square feet of GLA. Revenues from (re)developments increased $14.3 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $5.5 million primarily due to revenues related to acquisitions that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool, as well as revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future and interest income earned on our cash and cash equivalent balances.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$87,439	$84,714	$2,725	3.2%
Acquired Properties	1,170	219	951	434.2%
Sold Properties	2,321	3,920	(1,599)	(40.8)%
(Re)Developments	3,961	1,456	2,505	172.0%
Other	11,159	8,077	3,082	38.2%
Total Property Expenses	$106,050	$98,386	$7,664	7.8%
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
Joint Venture development services expense of $0.3 million for the nine months ended September 30, 2022, relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$92,764	$89,956	$2,808	3.1%
Acquired Properties	2,491	417	2,074	497.4%
Sold Properties	2,490	3,884	(1,394)	(35.9)%
(Re)Developments	7,526	1,365	6,161	451.4%
Corporate Furniture, Fixtures and Equipment and Other	3,441	1,942	1,499	77.2%
Total Depreciation and Other Amortization	$108,712	$97,564	$11,148	11.4%
Depreciation and other amortization from same store properties increased $2.8 million primarily due to improvements completed at our properties subsequent to September 30, 2021. Depreciation and other amortization from acquired properties increased $2.1 million due to properties acquired subsequent to December 31, 2020. Depreciation and other amortization from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2020. Depreciation and other amortization from (re)developments increased $6.2 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $1.5 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool.
For the nine months ended September 30, 2022, we recognized $84.2 million of gain on sale of real estate related to the sale of eight industrial properties comprised of approximately 1.6 million square feet of GLA and one land parcel. For the nine months ended September 30, 2021, we recognized $66.4 million of gain on sale of real estate related to the sale of 12 industrial properties and seven industrial condominium units comprised of approximately 1.7 million square feet of GLA and one land parcel.
Interest expense decreased by $1.3 million, or 3.7%, due to an increase in capitalized interest of $4.4 million caused by an increase in development projects eligible for capitalization and capitalization of interest related to our joint venture investment during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and a decrease in the weighted average interest rate for the nine months ended September 30, 2022 (3.26%) as compared to the nine months ended September 30, 2021 (3.52%), offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2022 ($1,871.7 million) as compared to the nine months ended September 30, 2021 ($1,615.5 million).
Amortization of debt issuance costs decreased $0.4 million, or 14.2%, primarily due to amortization of debt issuance costs incurred in 2020 related to the one-year refinancing of the $200.0 million unsecured term loan during the nine months ended September 30, 2021 as compared to September 30, 2022.
Equity in income of joint ventures of $118.2 million for the nine months ended September 30, 2022 includes our pro-rata share of gain from the sale of real estate by the Joint Venture of $86.4 million as well as an incentive fee of $32.3 million we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements. Equity in loss of joint ventures for the nine months ended September 30, 2021 was not significant.
Income tax expense increased $22.2 million due to an increase in our pro-rata share of gain from the sale of land and an incentive fee earned from the Joint Venture. Our equity ownership in the Joint Venture is owned through a wholly-owned TRS.

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021
Our net income was $126.9 million and $43.4 million for the three months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022 and 2021, the average daily occupancy rate of our same store properties was 98.1% and 96.7%, respectively.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$120,926	$111,305	$9,621	8.6%
Acquired Properties	2,558	441	2,117	480.0%
Sold Properties	2,323	5,181	(2,858)	(55.2)%
(Re)Developments	9,463	2,131	7,332	344.1%
Other	4,483	2,024	2,459	121.5%
Total Revenues	$139,753	$121,082	$18,671	15.4%
Revenues from same store properties increased $9.6 million primarily due to increases in rental rates and occupancy as well as an increase in tenant recoveries. Revenues from acquired properties increased $2.1 million due to the 14 industrial properties acquired subsequent to December 31, 2020 totaling approximately 0.7 million square feet of GLA. Revenues from sold properties decreased $2.9 million due to the 37 industrial properties sold subsequent to December 31, 2020 totaling approximately 4.5 million square feet of GLA. Revenues from (re)developments increased $7.3 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $2.5 million primarily due to revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future and interest income earned on our cash and cash equivalent balances.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$29,773	$28,190	$1,583	5.6%
Acquired Properties	550	161	389	241.6%
Sold Properties	757	1,381	(624)	(45.2)%
(Re)Developments	1,561	537	1,024	190.7%
Other	3,134	3,127	7	0.2%
Total Property Expenses	$35,775	$33,396	$2,379	7.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.6 million primarily due to an increase in repairs and maintenance expense. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2020. Property expenses from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2020. Property expenses from (re)developments increased $1.0 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged; however, an increase in real estate tax expense related to land parcels purchased in 2021 and 2022 was substantially offset by a decrease in certain miscellaneous expenses.
General and administrative expense remained relatively unchanged.
Joint Venture development services expense of $0.3 million for the three months ended September 30, 2022 relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$31,140	$30,270	$870	2.9%
Acquired Properties	1,381	342	1,039	303.8%
Sold Properties	522	1,202	(680)	(56.6)%
(Re)Developments	3,759	640	3,119	487.3%
Corporate Furniture, Fixtures and Equipment and Other	1,530	689	841	122.1%
Total Depreciation and Other Amortization	$38,332	$33,143	$5,189	15.7%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2020. Depreciation and other amortization from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2020. Depreciation and other amortization from (re)developments increased $3.1 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.8 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool.
For the three months ended September 30, 2022, we recognized $83.9 million of gain on sale of real estate related to the sale of eight industrial properties comprised of approximately 1.6 million square feet of GLA. For the three months ended September 30, 2021, we recognized $8.9 million of gain on sale of real estate related to the sale of six industrial properties and four industrial condominium units comprised of approximately 0.2 million square feet of GLA.
Interest expense increased by $3.2 million, or 32.9%, due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2022 ($2,030.1 million) as compared to the three months ended September 30, 2021 ($1,640.0 million), as well as an increase in the weighted average interest rate for the three months ended September 30, 2022 (3.36%) as compared to the three months ended September 30, 2021 (3.31%), offset by an increase in capitalized interest of $0.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Amortization of debt issuance costs remained relatively unchanged.
Equity in loss of joint ventures for both the three months ended September 30, 2022 and 2021 was not significant.
Income tax expense decreased $0.5 million due to a decrease in sales of real estate from one of our TRSs during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2022. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	18	663	$8.73	39.3%	6.5	$7.32	N/A
Renewal Leases	26	1,180	$8.65	49.7%	4.7	$1.90	64.5%
Development / Acquisition Leases	4	1,464	$7.51	N/A	10.5	N/A	N/A
Total / Weighted Average	48	3,307	$8.16	45.8%	7.7	$3.85	64.5%

Nine Months Ended
New Leases	73	2,253	$7.66	39.1%	6.1	$5.37	N/A
Renewal Leases	91	4,742	$7.42	38.1%	5.0	$1.75	69.2%
Development / Acquisition Leases	21	4,144	$7.99	N/A	10.0	N/A	N/A
Total / Weighted Average	185	11,139	$7.68	38.4%	7.1	$2.92	69.2%
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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2022, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	13	596	$1,734
Renewal Leases	1	17	17
Development / Acquisition Leases	2	1,334	2,930
Total	16	1,947	$4,681

Nine Months Ended
New Leases	49	1,837	$3,422
Renewal Leases	4	185	89
Development / Acquisition Leases	16	3,872	11,729
Total	69	5,894	$15,240

Liquidity and Capital Resources
At September 30, 2022, our cash and cash equivalents and restricted cash was approximately $138.6 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements, and we also had $687.6 million available for additional borrowings under our Unsecured Credit Facility and our 2022 Unsecured Term Loan II as of September 30, 2022.
We have considered our short-term (through September 30, 2023) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility and 2022 Unsecured Term Loan II.
We expect to meet long-term (after September 30, 2023) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility and 2022 Unsecured Term Loan II contain certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2022, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of October 21, 2022, we had approximately $622.6 million available for additional borrowings under our Unsecured Credit Facility and our 2022 Unsecured Term Loan II.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash provided by operating activities	$346,022	$196,437
Net cash used in investing activities	(511,467)	(291,602)
Net cash provided by (used in) financing activities	258,500	(43,473)

The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Net cash provided by operating activities	$345,965	$196,478
Net cash used in investing activities	(511,467)	(291,602)
Net cash provided by (used in) financing activities	258,557	(43,514)
Changes in cash flow for the nine months ended September 30, 2022, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $149.6 million (increased $149.5 million for the Operating Partnership), primarily due to the following:
•increase in distributions from our Joint Ventures of $118.0 million in 2022 as compared to 2021 due to a Joint Ventures sale of 391 acres of land for gross proceeds of $255 million, of which our pro-rata share of gain and incentive fee, excluding our Joint Venture partner's 6% share, was $104.4 million;
•increase in NOI from same store properties, acquired properties and recently developed properties of $38.4 million offset by a decrease in NOI due to the disposition of real estate of $7.9 million;
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; and
•decrease of $1.3 million in interest expense.
Investing Activities: Cash used in investing activities increased $219.9 million, primarily due to the following:
•increase of $233.6 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2022 as compared to 2021; offset by:
◦increase of $7.9 million in net proceeds received from the disposition of real estate in 2022 as compared to 2021; and
◦increase in net proceeds of $6.5 million resulting from distributions from and contributions to our Joint Ventures in 2022 as compared to 2021.
Financing Activities: Cash provided by financing activities increased $302.0 million (increased $302.1 million for the Operating Partnership), primarily due to the following:
•increase in net borrowings under our Unsecured Credit Facility of $204.0 million in 2022 as compared to 2021; and
•increase of $165.0 million in proceeds from refinancing the $260.0 million unsecured term loan with a $425.0 million unsecured term loan in 2022; offset by:
◦decrease of $46.2 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022 as compared to the issuance of 1,076,955 shares of the Company's common stock under our ATM in 2021;
◦increase in dividend and unit distributions of $11.7 million due to the Company increasing the dividend rate in 2022 as well as an increase in common shares and units outstanding;
◦increase in repayments of mortgage loans payable of $8.3 million in 2022 as compared to 2021; and
◦increase in distributions to noncontrolling interests of $4.4 million in 2022 as compared to 2021.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at September 30, 2022 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the SOFR as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of September 30, 2022, our Unsecured Credit Facility, our 2021 Unsecured Term Loan and related interest rate swaps (the "2021 Swaps") are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. We plan to modify the debt agreements and the 2021 Swaps prior to June 2023 and do not anticipate the modifications will have a material impact on our Consolidated Financial Statements.
At September 30, 2022, $1,208.9 million or 60.7% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $782.0 million or 39.3% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2021, $1,538.3 million or 95.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $79.0 million or 4.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At September 30, 2022 and December 31, 2021, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $200.0 million and $460.0 million, respectively, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR and SOFR. Commencing October 3, 2022, interest rate swaps with a notional value of $425.0 million fix the one-month SOFR rate at 2.69% and mature on September 30, 2027.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR and SOFR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2022 would have increased by approximately $0.5 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2022. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2022 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.9 million during the nine months ended September 30, 2022.
As of September 30, 2022, the estimated fair value of our debt was approximately $1,868.3 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$123,888	$42,446	$277,137	$156,580
Adjustments:
Depreciation and Other Amortization of Real Estate	38,077	32,886	108,001	96,907
Gain on Sale of Real Estate	(83,907)	(8,879)	(84,204)	(66,378)
Gain on Sale of Real Estate (including Incentive Fees) from Joint Ventures	—	—	(118,244)	—
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including Joint Ventures	105	337	24,348	1,888
Noncontrolling Interest Share of Adjustments	1,062	(518)	15,510	(712)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$79,225	$66,272	$222,548	$188,285

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$120,926	$111,305		$353,625	$327,583
Same Store Property Expenses	(29,773)	(28,190)		(87,439)	(84,714)
Same Store Net Operating Income Before Same Store Adjustments	$91,153	$83,115	9.7%	$266,186	$242,869	9.6%
Same Store Adjustments:
Straight-line Rent	(3,091)	(1,809)		(7,979)	(9,515)
Above / Below Market Rent Amortization	(232)	(241)		(694)	(783)
Lease Termination Fees	(51)	(159)		(76)	(408)
Same Store Net Operating Income	$87,779	$80,906	8.5%	$257,437	$232,163	10.9%
Subsequent Events
Subsequent to September 30, 2022, we acquired one industrial property and one land parcel for an aggregate purchase price of $26.5 million, excluding transaction costs.

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

10.1
Unsecured Term Loan Agreement, dated as of August 12, 2022 among First Industrial, L.P., First Industrial Realty Trust, Inc., U.S. Bank National Association, Bank of America, N.A., PNC Bank, National Association, Regions Bank and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 15, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

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
Date: October 21, 2022

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: October 21, 2022