Form 10-K
period 2022-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2023-02-16
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

One North Wacker Drive, Suite 4200
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $6,244.2 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2022.
At February 15, 2023, 132,211,367 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2022 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2022, the Company owned an approximate 97.7% common general partnership interest in the Operating Partnership. The remaining approximate 2.3% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.3% equity interest in the Operating Partnership held by entities or persons other than the Company are classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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
•technological developments, particularly those affecting supply chains and logistics;
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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2022, our in-service portfolio consisted of 416 industrial properties, containing an aggregate of approximately 62.9 million square feet of gross leasable area ("GLA") located in 18 states.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% ownership interest ("General Partner Units") at December 31, 2022. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 2.3% at December 31, 2022, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
We also own an equity interest in, and provide various services to a joint venture (the "Joint Venture"), through a wholly-owned TRS of the Operating Partnership. The Joint Venture, like previous joint venture arrangements, is accounted for under the equity method of accounting and the operating data associated with the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein.
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners by increasing our cash flow and property values. Our long-term business growth plans include the following elements:
•Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) obtaining contractual rent escalations on our long-term leases; (iii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iv) controlling and minimizing property operating expenses, general and administrative expenses and releasing costs; and (v) renovating existing properties.
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties; (ii) the acquisition of individual or portfolios of industrial properties which meet our investment parameters within our 15 target markets with a primary emphasis in coastal markets; (iii) the expansion of our existing properties; and (iv) securing additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 target markets where land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our light industrial holdings.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2022" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•Market Strategy. Our market strategy is to concentrate on 15 industrial real estate markets in the United States with a primary emphasis in coastal markets. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; and (v) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.
•Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents while minimizing re-leasing costs and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and multi-national tenants.
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
•Disposition Strategy. We continually evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition. We look to sell properties with lower rent growth prospects and/or assets with less than optimal functionality and redeploy the capital into higher rent growth assets in key logistics markets primarily with a coastal orientation. We also seek to shrink our holdings of light industrial assets over time.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $750.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 15, 2023, we had approximately $610.1 million available for additional borrowings under the Unsecured Credit Facility.

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
Environmental, Social and Corporate Governance ("ESG")
We are focused on building and maintaining a socially responsible and sustainable business that succeeds by delivering long-term value for our stockholders. We continuously look for new and better ways to minimize our environmental impact as well as that of our tenants. We have an established committee (the "Corporate Responsibility Committee") consisting of members of our team across a range of functions responsible for advising senior management, our Audit Committee and our Board of Directors on various matters related to sustainability, social responsibility and other non-financial issues that are of significance to us and our stockholders.
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

Human Capital
At December 31, 2022, we had 157 employees, 100% of whom are full-time employees. The average tenure of our workforce is approximately 12 years.
In addition to the sustainability efforts overseen by the Corporate Responsibility Committee, the committee also advises on ways to foster a diverse and inclusive work environment, protect the health and safety of our employees and engage our surrounding communities. We are an equal opportunity employer and, as such, promote an equitable workplace that acknowledges and values differences in race, gender, age, ethnicity, sexual orientation, gender identity, national origin, abilities and religious beliefs. We apply these policies throughout our organization, including at the senior management level and in our composition of our Board of Directors. We believe such diversity of experience and background helps make us strong and achieve our mission to create long-term shareholder value by providing industrial real estate solutions that mutually benefit our customers and our stockholders. Our Board of Directors is comprised of 43% directors who identify as female, people of color or both.
In managing our business, we focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the skills required, responsibilities and geographic location. All employees are eligible to participate in one of our incentive plans, under which payments are tied to pre-established performance goals. In addition, we endeavor to develop each of our employees’ skillsets and decision-making abilities through challenging project assignments, formal training, mentorship, and recognition. Taken together, these efforts promote higher levels of satisfaction and employee retention, while creating an enhanced leadership pipeline.
Available Information
Our principal executive offices are located at One North Wacker, 42nd Floor, Chicago, Illinois 60606. Our telephone number is (312) 344-4300.
Copies of our respective annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports that we file with the SEC are available without charge as soon as reasonably practicable on our website at www.firstindustrial.com. These documents also may be accessed through the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters of each committee of the Board of Directors, along with supplemental financial and operating information prepared by us, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. The information found on, or otherwise accessible through our website, is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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
General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.
We are exposed to the economic conditions and other events and occurrences in the local, regional and national geographies in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties.
At December 31, 2022, operating properties located in California (Northern California and Southern California markets) and Pennsylvania represented 23.6% and 10.7%, respectively, of our consolidated net operating income for the year ended December 31, 2022. Our revenues from, and the value of, our properties located in California and Pennsylvania may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s and Pennsylvania's economic climate. Because of the investments we have located in California and Pennsylvania, a downturn in California’s or Pennsylvania's economy or changes to factors affecting the real estate market, including changes to state income tax and property tax laws, could adversely affect our business.

No other market besides California and Pennsylvania contributed more than 10% of our total consolidated net operating income for the year ended December 31, 2022. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.
Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders and unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property. Tenants may declare bankruptcy, resulting in limited remedies and rejection of leases.
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
•we may have delays in obtaining construction materials and may be subject to increases in costs of materials;
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
All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigation, sampling and remediation and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed.

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
We have a portfolio environmental insurance policy that provides coverage for potential unknown environmental liabilities, subject to the policy's coverage conditions and limitations, for most of our properties. Such policy may not be able to be renewed or may be subject to additional restrictions or limitations. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
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
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, owner's protective professional indemnity and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils including, without limitation, earthquake, windstorm and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.
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
The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the SOFR as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of December 31, 2022, our Unsecured Credit Facility, our $200.0 million term loan and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. We plan to modify the affected debt agreements and the related interest rate swaps prior to June 2023.
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
Our outstanding mortgage contains, and some future mortgages may contain, substantial prepayment premiums that we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
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
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and unitholders, and could reduce the cash available to pay interest and principal on debt securities and make further investments in real estate. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify.
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
General Risk Factors:
A future outbreak of highly infectious or contagious diseases similar to COVID-19 may adversely affect our business.
The COVID-19 pandemic caused, and another pandemic in the future could cause, disruptions to regional and global economies and significant volatility and negative pressure in the financial markets. A future pandemic could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
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

We face risks relating to cybersecurity attacks and other disruptions to our computer systems.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks and security breaches. These could include attempts to gain unauthorized access to our data and computer systems through malware, computer viruses, attachments to e-mails, persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems. Our business is also at risk from and may be impacted by our computer systems malfunctioning or being subject of a significant disruption.
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
Moreover, although we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to, for instance, payroll, electronic communications and certain finance functions. The security measures employed by such third party service providers may prove to be ineffective at preventing breaches of their systems or their systems may malfunction or otherwise become subject to disruption.
Our computer systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. A successful cybersecurity attack or other disruption of our computer systems could, among other things,:
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
•subject us to legal liability; or
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
General
At December 31, 2022, we owned 426 industrial properties of which 416 were classified as in-service. The 416 in-service industrial properties contained an aggregate of approximately 62.9 million square feet of GLA in 18 states, with a diverse base of approximately 1,000 tenants engaged in a wide variety of businesses, including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties that are less than 75% occupied at acquisition or with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2022, was $6.50. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into three industrial categories: bulk warehouse, regional warehouse and light industrial. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property. Individual properties may be reclassified over time due to changes in building characteristics such as tenant use and office space build-out.
The following describes, generally, the different industrial categories:
•Bulk warehouse buildings are of 100,000 square feet or more, have a ceiling height of at least 22 feet and are comprised of less than 15% of office space;
•Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of less than 30% of office space; and
•Light industrial properties are of less than 100,000 square feet, have a ceiling height of less than 22 feet and are comprised of 30% or more of office space.

The following tables summarize, by market, certain information as of December 31, 2022, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/22
Atlanta, GA	4,563	14	340	4	347	5	5,250	23	100.0%
Baltimore, MD	3,096	9	—	—	320	5	3,416	14	81.2%
Central Florida	427	3	315	4	79	1	821	8	100.0%
Central/Eastern PA (A)	7,241	15	481	6	199	4	7,921	25	99.8%
Chicago, IL	5,265	16	342	6	205	4	5,812	26	100.0%
Cincinnati, OH	683	3	131	2	278	5	1,092	10	100.0%
Dallas/Ft. Worth, TX	5,996	31	1,327	20	67	2	7,390	53	100.0%
Denver, CO (A)	1,417	6	750	8	848	21	3,015	35	100.0%
Detroit, MI	242	2	281	6	437	14	960	22	100.0%
Houston, TX	2,958	18	564	8	85	3	3,607	29	99.1%
Minneapolis/St. Paul, MN	2,040	11	145	2	—	—	2,185	13	100.0%
Nashville, TN	1,671	4	—	—	164	2	1,835	6	100.0%
New Jersey (A)	1,567	7	—	—	952	17	2,519	24	99.5%
Northern California	—	—	138	4	109	3	247	7	90.9%
Phoenix, AZ	3,669	9	445	7	38	1	4,152	17	100.0%
Seattle, WA	101	1	322	7	—	—	423	8	100.0%
South Florida	1,439	9	612	10	—	—	2,051	19	98.7%
Southern California (A)	7,975	28	1,730	31	498	18	10,203	77	100.0%
Total	50,350	186	7,923	125	4,626	105	62,899	416	98.8%
Occupancy by Industrial Property Type		98.7%		99.2%		99.2%
_______________
(A)Central/Eastern Pennsylvania includes the markets of Central Pennsylvania and Philadelphia. Denver includes one property in Salt Lake City. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.

Indebtedness
As of December 31, 2022, three of our 416 in-service industrial properties, with a net carrying value of $31.8 million, are pledged as collateral under a mortgage financing, totaling $10.3 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Development Activity
During the year ended December 31, 2022, we moved ten development properties totaling approximately 4.1 million square feet of GLA to our in-service portfolio at a total cost of approximately $447.8 million. Included in the total cost is $22.3 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 6.6%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/22
Central/Eastern Pennsylvania	1	1,085,280	Bulk Warehouse	100%
Dallas/Ft. Worth, TX	2	374,306	Bulk Warehouse	100%
Nashville, TN	1	691,418	Bulk Warehouse	100%
New Jersey	1	208,000	Bulk Warehouse	100%
Phoenix, AZ	1	802,439	Bulk Warehouse	100%
South Florida	3	591,940	Bulk Warehouse	100%
Southern California	1	303,204	Bulk Warehouse	100%
Total	10	4,056,587

As of December 31, 2022, we substantially completed seven developments totaling approximately 2.1 million square feet of GLA. The estimated total investment for the seven developments is approximately $223.5 million, of which $178.0 million has been paid as of December 31, 2022. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/22
Central/Eastern Pennsylvania	1	105,000	Bulk Warehouse	0%
Chicago, IL	1	451,022	Bulk Warehouse	0%
Denver, CO	2	787,585	Bulk Warehouse	0%
Nashville, TN	1	500,240	Bulk Warehouse	0%
Seattle, WA	1	128,426	Bulk Warehouse	0%
South Florida	1	131,683	Bulk Warehouse	0%
Total	7	2,103,956

As of December 31, 2022, we have 14 development projects that are under construction totaling approximately 3.6 million square feet of GLA. The estimated total investment for the 14 development projects under construction is $556.2 million, of which $293.1 million has been paid as of December 31, 2022. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Central Florida	4	347,157	Bulk Warehouse, Regional Warehouse	Q1 2023
South Florida	2	417,148	Bulk Warehouse	Q1 2023
Central/Eastern Pennsylvania	1	698,880	Bulk Warehouse	Q2 2023
Northern California	1	37,056	Regional Warehouse	Q2 2023
South Florida	1	56,399	Regional Warehouse	Q3 2023
Southern California	4	1,022,887	Bulk Warehouse, Regional Warehouse	Q3 2023
Northern California	1	1,015,791	Bulk Warehouse	Q1 2024
Total (A)	14	3,595,318
(A) The 14 properties were 11% pre-leased at December 31, 2022.

Property Acquisitions
During the year ended December 31, 2022, we acquired 11 industrial properties and 134 acres of land located in our Central/Eastern Pennsylvania, Houston, Northern California, Seattle, South Florida and Southern California markets for an aggregate purchase price of approximately $299.1 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 3.9%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/22
Northern California	1	14,935	Regional Warehouse	100%
Seattle, WA	1	12,768	Regional Warehouse	100%
South Florida	2	179,430	Regional Warehouse	100%
Southern California	7	279,560	Bulk Warehouse, Regional Warehouse	100%
Total	11	486,693

Property Sales
During the year ended December 31, 2022, we sold nine industrial properties comprising approximately 2.2 million square feet of GLA, at a weighted average capitalization rate of 5.7%, and one land parcel for total gross sales proceeds of approximately $178.3 million. The capitalization rate for the nine industrial property sales is calculated by taking revenues of the property (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Cleveland, OH (A)	6	1,228,629	Bulk Warehouse
Detroit, MI	1	60,491	Regional Warehouse
Minneapolis/St. Paul, MN	1	580,733	Bulk Warehouse
Other (B)	1	332,465	Bulk Warehouse
Total	9	2,202,318

(A) With the sale of these properties, we exited the Cleveland, OH market.
(B) Property is located in Greenville, KY.

Tenant and Lease Information
We have a diverse base of approximately 1,000 tenants engaged in a wide variety of businesses including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. At December 31, 2022, our leases have a weighted average lease length of 7.4 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities. As of December 31, 2022, approximately 98.8% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 6.1% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 5.6% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2022. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	97	2,921	$8.51	48.9%	6.1	$6.06	N/A
Renewal Leases	120	5,914	$7.45	40.3%	5.0	$1.84	71.2%
Development / Acquisition Leases	24	4,451	$8.37	N/A	9.8	N/A	N/A
Total / Weighted Average	241	13,286	$7.99	43.3%	6.8	$3.24	71.2%

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
The following table provides a summary of our leases that commenced during the year ended December 31, 2022, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions
New Leases	68	2,443	$4,582
Renewal Leases	4	185	$89
Development / Acquisition Leases	18	4,113	$12,204
Total	90	6,741	$16,875

Lease Expirations

Fundamentals for the United States industrial real estate market remained favorable in 2022, despite continuing, albeit diminishing, supply chain disruptions and a slowdown in the overall U.S. economy. Inventory rebuilding following the peak of the COVID-19 pandemic, drove additional demand for logistics space from a range of industries. New industrial space continued to be developed throughout the year in response to this growth in demand. In 2022, incremental demand exceeded new supply. National vacancy levels remained low and overall industry conditions resulted in an environment supportive of rental rate growth in virtually all of our markets. Based on our recent experience, low levels of vacancy generally throughout our markets and the 2023 forecast of a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2023, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to continued improvement in market conditions as compared to the conditions prevailing when the comparative leases were signed. The following table shows scheduled lease expirations for all signed leases in our in-service properties as of December 31, 2022.

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2023	127	4,546,740	7.4%	29,455	7.5%
2024	179	7,356,534	11.9%	44,676	11.4%
2025	168	6,756,718	11.0%	44,666	11.4%
2026	162	8,530,320	13.8%	51,590	13.2%
2027	157	9,058,218	14.7%	58,645	15.0%
2028	79	6,464,743	10.5%	41,924	10.7%
2029	45	4,951,050	8.0%	33,733	8.6%
2030	29	2,687,634	4.4%	18,130	4.6%
2031	18	3,119,801	5.1%	23,690	6.0%
2032	21	4,082,700	6.6%	24,864	6.3%
Thereafter	14	4,075,605	6.6%	20,740	5.3%
Total	999	61,630,063	100%	$392,113	100%
_______________
(A)Includes leases that expire on or after January 1, 2023 and assumes tenants do not exercise existing renewal, termination or purchase options.
(B)Does not include existing vacancies of 755,461 aggregate square feet and December 31, 2022 move outs of 513,854 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2022, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2022	$50.68	$43.82	$0.295
September 30, 2022	$55.62	$44.14	$0.295
June 30, 2022	$65.32	$46.13	$0.295
March 31, 2022	$65.01	$56.31	$0.295
December 31, 2021	$66.48	$53.08	$0.270
September 30, 2021	$56.69	$52.08	$0.270
June 30, 2021	$53.91	$46.92	$0.270
March 31, 2021	$47.39	$40.64	$0.270
As of February 15, 2023, the Company had 327 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 128 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2022.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2022, the Operating Partnership issued 280,081 Limited Partner Units in connection with the issuance of equity compensation, inclusive of Limited Partner Units issued related to dividends accrued on the underlying common stock, to certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2022, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $147.5 million or by issuing 3,055,766 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/17	12/18	12/19	12/20	12/21	12/22
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$94.37	$139.05	$144.86	$232.24	$173.34
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
FTSE NAREIT Equity REITs	$100.00	$95.38	$120.17	$110.56	$158.36	$119.78
_______________

(A)	The information provided in this performance graph shall not be deemed to be "soliciting material," to be "filed" or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data
None.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Summary of 2022
Our operating results remained strong in 2022. Our year end in-service occupancy was 98.8%, which is a 70 basis point increase compared to our in-service occupancy at December 31, 2021. Also, during the year ended December 31, 2022, we grew cash rental rates by 26.7% on new and renewal leases. At December 31, 2022, we had 14 projects comprising 3.6 million square feet of GLA under development with an estimated investment of approximately $556 million. Additionally, we continue to position ourselves for future development activity by acquiring land located in our target markets.
In 2022, we completed the following significant real estate activities:
•We acquired 11 industrial properties comprised of approximately 0.5 million square feet of GLA located in our Northern California, Seattle, South Florida and Southern California markets for an aggregate purchase price of $137.1 million, excluding transaction costs. These properties were 100% leased at December 31, 2022. We additionally acquired three income-producing land parcels in our Northern California, Seattle and Southern California markets for an aggregate purchase price of $56.5 million, excluding transaction costs.
•We added to our development pipeline 116 acres of land located in our Central/Eastern Pennsylvania, Houston, Northern California, South Florida and Southern California markets for an aggregate purchase price of $105.5 million, excluding transaction costs.
•We placed in-service ten industrial properties comprising approximately 4.1 million square feet of GLA located in our Central/Eastern Pennsylvania, Dallas/Ft.Worth, Nashville, New Jersey, Phoenix, South Florida, and Southern California markets at an estimated total cost of $447.8 million. These properties were 100% leased at December 31, 2022.
•We commenced speculative development of 11 industrial buildings totaling 3.3 million square feet of GLA in our Central/Eastern Pennsylvania, Chicago, Denver, Lehigh Valley, Northern California, South Florida and Southern California markets.
•We sold nine industrial properties comprising approximately 2.2 million square feet of GLA and one land parcel for gross sales proceeds of $178.3 million.
•Our Joint Venture sold 391 acres of land located in Phoenix for gross proceeds of $255.3 million. Our pro-rata share of gain was $74.0 million and we earned an incentive fee of $27.6 million. These amounts exclude our minority partner's share that we consolidate and report in our financial statements as Noncontrolling Interest.

We completed the following financing activities during the year ended December 31, 2022:
•We paid off $68.0 million in mortgage loans payable, increasing the percentage of our real estate that was unencumbered to 99.3% at December 31, 2022.
•We replaced our $260.0 million term loan that was scheduled to mature in September 2022 with a $425.0 million term loan that matures on October 18, 2027. Based on our current credit ratings and leverage and the related interest rate hedges with a notional value of $425.0 million that we entered into and commenced in October 2022, our all-in interest rate on this term loan is 3.64% at December 31, 2022.
•In November, we drew down the entire principal on a new $300.0 million term loan that matures in August, 2025 unless we extend the term, at our election, pursuant to two, one-year extension options at our election ("2022 Unsecured Term Loan II"). Based on our current credit ratings and leverage and the related interest rate hedges with a notional value of $300.0 million that we entered into and commenced in December 2022, our all-in interest rate on this term loan is 4.88% at December 31, 2022.
•We issued 218,230 shares of our common stock, through "at-the-market" ("ATM") offerings, resulting in net proceeds of $12.8 million.
•We declared an annual cash dividend of $1.18 per common share or Unit, an increase of 9.3% from 2021.
•At December 31, 2022, we had $604.1 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents and restricted cash was $132.2 million, after excluding our Joint Venture minority partner's share of cash and cash equivalents that we consolidate and report in our financial statements.

Results of Operations
Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
Our net income was $381.6 million and $277.2 million for the years ended December 31, 2022 and 2021, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2022 and 2021. Same store properties are properties owned prior to January 1, 2021 and held as an in-service property through December 31, 2022 and developments and redevelopments that were placed in service prior to January 1, 2021. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2020 and held as an operating property through December 31, 2022. Sold properties are properties that were sold subsequent to December 31, 2020. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2021; or b) stabilized prior to January 1, 2021. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2022 and 2021, the average occupancy rates of our same store properties were 98.0% and 96.0%, respectively.

	2022	2021	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$474,602	$437,117	$37,485	8.6%
Acquired Properties	8,034	1,126	6,908	613.5%
Sold Properties	10,899	24,505	(13,606)	(55.5)%
(Re) Developments	31,232	7,338	23,894	325.6%
Other	15,162	6,204	8,958	144.4%
Total Revenues	$539,929	$476,290	$63,639	13.4%
Revenues from same store properties increased $37.5 million primarily due to an increase in rental rates and recoverable income from property expenses, an increase in occupancy and an insurance settlement gain of $1.4 million. Revenues from acquired properties increased $6.9 million due to the 15 industrial properties acquired subsequent to December 31, 2020 totaling approximately 0.7 million square feet of GLA. Revenues from sold properties decreased $13.6 million due to the 38 industrial properties sold subsequent to December 31, 2020 totaling approximately 5.1 million square feet of GLA. Revenues from (re)developments increased $23.9 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $9.0 million due to revenues related to acquisitions that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool, revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future, joint venture development fees and interest income earned on our cash and cash equivalent balances.

	2022	2021	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$117,394	$112,431	$4,963	4.4%
Acquired Properties	1,817	419	1,398	333.7%
Sold Properties	2,405	5,180	(2,775)	(53.6)%
(Re) Developments	6,659	2,078	4,581	220.5%
Other	15,388	11,192	4,196	37.5%
Total Property Expenses	$143,663	$131,300	$12,363	9.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $5.0 million primarily due to increases in real estate tax expense, repairs and maintenance, insurance and property management expense. Property expenses from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2020. Property expenses from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2020. Property expenses from (re)developments increased $4.6 million primarily due to the substantial completion of developments. Property expenses from other increased $4.2 million primarily due to an increase in real estate tax expense related to land parcels purchased in 2021 and 2022 and an increase in certain miscellaneous expenses.
General and administrative expense remained relatively unchanged.
Joint Venture development services expense of $0.9 million for the year ended December 31, 2022, are expenses paid to a third party to assist with the development of properties in the Joint Venture for which we earn Joint Venture Fees.

	2022	2021	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$123,688	$120,262	$3,426	2.8%
Acquired Properties	3,962	720	3,242	450.3%
Sold Properties	2,808	5,182	(2,374)	(45.8)%
(Re) Developments	12,427	2,139	10,288	481.0%
Corporate Furniture, Fixtures and Equipment and Other	4,535	2,650	1,885	71.1%
Total Depreciation and Other Amortization	$147,420	$130,953	$16,467	12.6%

Depreciation and other amortization from same store properties increased $3.4 million primarily due to improvements completed at our properties subsequent to December 31, 2021. Depreciation and other amortization from acquired properties increased $3.2 million due to properties acquired subsequent to December 31, 2020. Depreciation and other amortization from sold properties decreased $2.4 million due to properties sold subsequent to December 31, 2020. Depreciation and other amortization from (re)developments increased $10.3 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $1.9 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2020 and therefore are not yet included in the same store pool.
For the year ended December 31, 2022, we recognized $128.3 million of gain on sale of real estate related to the sale of nine industrial properties comprising approximately 2.2 million square feet of GLA and one land parcel. For the year ended December 31, 2021, we recognized $150.3 million of gain on sale of real estate related to the sale of 29 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel.
Interest expense increased $4.9 million, or 11.1%, primarily due to an increase in the weighted average debt balance outstanding for the year ended December 31, 2022 ($1,917.4 million) as compared to the year ended December 31, 2021 ($1,631.9 million), offset by an increase in capitalized interest of $4.2 million caused by an increase in development projects eligible for capitalization during the year ended December 31, 2022 as compared to the year ended December 31, 2021, and a decrease in the weighted average interest rate for the year ended December 31, 2022 (3.41%) as compared to the year ended December 31, 2021 (3.45%).
Amortization of debt issuance costs decreased $0.2 million, or 6.9%, primarily due to mortgages paid off in 2021 and 2022.
Equity in income of Joint Ventures of $114.9 million for the year ended December 31, 2022 includes our pro-rata share of gain on sale of real estate by the Joint Venture of $84.1 million as well as incentive fees of $31.3 million we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements. Equity in loss of Joint Ventures for the year ended December 31, 2021 was $0.2 million. However, during the year ended December 31, 2021, we deferred $10.2 million of equity in income and incentive fees earned from the sale of the remaining 138 acres of developable land from one of the Joint Ventures since the Company was the purchaser of the land. This deferral was netted against the basis of the land acquired.
Income tax expense increased $18.5 million, or 378.8%, primarily due to an increase in taxable gains and incentive fees one of our TRSs recognized from its share of equity in income from the Joint Ventures in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

A discussion of changes in our results of operations between 2021 and 2020 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Critical Accounting Policies
A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity's financial condition and results of operations. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, we believe the following policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements:
•Acquisitions of Real Estate Assets: We allocate the purchase price of acquired real estate, including real estate acquired as a portfolio, based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and deferred lease intangible assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition.
•Impairment of Real Estate Assets: We review the carrying value of our long-lived real estate assets for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. The impairment assessment and fair value measurement requires the use of estimates and assumptions related to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.

Liquidity and Capital Resources
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$410,943	$266,895
Net cash used in investing activities	(629,108)	(416,823)
Net cash provided by financing activities	304,503	9,050
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$410,897	$267,030
Net cash used in investing activities	(629,108)	(416,823)
Net cash provided by financing activities	304,549	8,915
Changes in cash flow for the year ended December 31, 2022, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $144.0 million for the Company (increased $143.9 million for the Operating Partnership), primarily due to the following:
•increase in distributions from our Joint Ventures of $118.0 million in 2022 as compared to 2021 due to funds received from a sale of real estate from our Joint Venture;
•increase in net operating income from same store properties, acquired properties and recently developed properties of $57.3 million, offset by a decrease in net operating income due to the disposition of real estate of $10.8 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities increased $212.3 million, primarily due to the following:
•increase of $160.7 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions in 2022 as compared to 2021; and
•decrease of $59.3 million in net proceeds received from the disposition of real estate in 2022 as compared to 2021; offset by:
◦increase in net proceeds of $3.9 million resulting from distributions from and contributions to our Joint Ventures in 2022 as compared to 2021;
◦increase of $1.5 million related to the collection of insurance settlement proceeds; and
◦decrease of $4.0 million in escrow deposits.

Financing Activities: Cash provided by financing activities increased $295.5 million for the Company (increased $295.6 million for the Operating Partnership), primarily due to the following:
•increase of $465.0 million in proceeds from refinancing the $260.0 million unsecured term loan with a $425.0 million unsecured term loan in 2022 and $300.0 million related to the new unsecured term loan we entered into in 2022; offset by:
◦decrease of $132.9 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022 as compared to the net proceeds from the issuance of 2,513,758 shares of the Company's common stock under our ATM in 2021;
◦increase in dividend and unit distributions of $15.6 million due to the Company increasing the dividend rate in 2022 as well as an increase in common shares and units outstanding;
◦decrease in net borrowings under our Unsecured Credit Facility of $15.0 million in 2022 as compared to 2021;
◦increase in repayments of mortgage loans payable of $5.0 million in 2022 compared to 2021; and
◦increase in net distributions to noncontrolling interests of $4.4 million in 2022 as compared to 2021.
Material Cash Requirements
At December 31, 2022, our combined restricted cash and cash and cash equivalents were $132.2 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $604.1 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2022.
We have considered our short-term (through December 31, 2023) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2023) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.

We believe that we were in compliance with our financial covenants as of December 31, 2022, and we anticipate that we will be able to operate in compliance with our financial covenants in 2023. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs and our access to borrowings on our Unsecured Credit Facility may be limited if we fail to meet any of these covenants. Total debt, exclusive of unamortized debt issuance costs and unamortized discounts, at December 31, 2022 and 2021 is detailed below.

	Weighted Average Interest Rate at December 31, 2022	Outstanding Balance at		Weighted Average Maturity in Years at December 31, 2022
		December 31, 2022	December 31, 2021
		(In thousands)
Mortgage Loans Payable, Gross (A)	4.17%	$10,299	$79,764	5.7
Senior Unsecured Notes, Gross
Senior Unsecured Bonds (A)	7.58%	48,571	48,571	6.3
Private Placement Notes (A)	3.66%	950,000	950,000	7.0
Subtotal		998,571	998,571
Unsecured Term Loans, Gross
2015 Unsecured Term Loan	N/A	—	260,000	N/A
2021 Unsecured Term Loan (B)	1.84%	200,000	200,000	3.5
2022 Unsecured Term Loan (C)	3.64%	425,000	—	4.8
2022 Unsecured Term Loan II (D)	4.88%	300,000	—	4.6
Subtotal		925,000	460,000
Unsecured Credit Facility (E)	5.16%	143,000	79,000	3.5
Total Debt		$2,076,870	$1,617,335
(A) These loans have a fixed interest rate.
(B) The interest rate is based on one-month LIBOR plus a spread of 0.85%. We have interest rate swaps, with an aggregate notional value of $200.0 million, that effectively fix the LIBOR rate that results in an all-in interest rate of 1.84% at December 31, 2022. These interest rate swaps mature in February 2026.
(C) The interest rate is based on one-month SOFR plus a spread of 0.85% plus a SOFR adjustment of 0.10%. We have interest rate swaps, with an aggregate notional value of $425.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 3.64% at December 31, 2022. These interest rate swaps mature in September 2027.
(D) The interest rate is based on daily SOFR plus a spread of 0.85% plus a SOFR adjustment of 0.10%.We have interest rate swaps, with an aggregate notional value of $300.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 4.88% at December 31, 2022. These interest rate swaps mature in December 2025 ($150.0 million notional) and August 2027 ($150.0 million notional). Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, one-year extension options, subject to certain conditions.
(E) The interest rate is a variable rate based on one-month LIBOR plus 77.5 basis points and a facility fee of 15 basis points. Our balance under our Unsecured Credit Facility changes depending on our cash needs and the interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, six-month extension options, subject to certain conditions. As of February 15, 2023, we had approximately $610.1 million available for additional borrowings under our Unsecured Credit Facility.
As of December 31, 2022, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Our other material cash requirements from known contractual and other obligations as of December 31, 2022 include an estimate of remaining payments on the completion of development projects under construction for the Company and our proportionate share of the Joint Venture of $263.1 million and $25.0 million, respectively, which includes all costs necessary to place the properties into service. The majority of these construction costs will need to be funded in one year or less.
Off-Balance Sheet Arrangements
At December 31, 2022, we had letters of credit and performance bonds outstanding amounting to $22.6 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.6 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively, related to environmental expenditures. We estimate 2023 expenditures of approximately $2.0 million which has been accrued at December 31, 2022. We estimate that the aggregate expenditures which need to be expended in 2023 and beyond with regard to currently identified environmental issues will not exceed approximately $5.9 million which has been accrued at December 31, 2022.
Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our industrial properties in our markets of operation; however, inflation has significantly increased in 2021 and 2022 and may continue to be elevated or increase further. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We also have exposure to inflation with respect to our development portfolio, as increases in materials and other costs related to our development activities make it more expensive to develop properties. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivatives that mitigate, but do not eliminate, the impact of changes in interest rates on our Unsecured Credit Facility.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2022 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the SOFR as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of December 31, 2022, our Unsecured Credit Facility, our 2021 Unsecured Term Loan and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. We plan to modify the affected debt agreements and the related interest rate swaps prior to June 2023 and do not anticipate the modifications will have a material impact on our Consolidated Financial Statements.
At December 31, 2022, $1,933.8 million or 93.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $143.0 million or 6.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2021, $1,538.3 million or 95.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $79.0 million or 4.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2022 and 2021, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million and $460.0 million, respectively, that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR and SOFR. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes. See Material Cash Requirements for further details on the derivative instruments. As of December 31, 2022 and 2021, the estimated fair value of our debt was approximately $1,945.4 million and $1,691.3 million, respectively, based on our estimate of the then-current market interest rates.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR and SOFR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2022 and 2021 would have increased by approximately $0.8 million and $0.01 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2022 and 2021. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.5 million and $5.6 million during the years ended December 31, 2022 and 2021.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$359,134	$270,997	$195,989	$238,775	$163,239
Adjustments:
Depreciation and Other Amortization of Real Estate	146,448	130,062	128,814	120,516	115,659
Impairment of Real Estate (A)	—	—	—	—	2,285
Gain on Sale of Real Estate (A)	(128,268)	(150,310)	(86,751)	(124,942)	(80,909)
Gain on Sale of Real Estate from Joint Ventures (A)	(115,024)	—	(4,443)	(16,714)	—
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including Joint Ventures (A)	23,658	4,853	2,198	3,095	—
Noncontrolling Interest Share of Adjustments	15,222	357	(843)	406	(883)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$301,170	$255,959	$234,964	$221,136	$199,391
    (A) In December 2018, NAREIT issued a white paper restating the definition of FFO. The restated definition provides an option to include or exclude gains and losses as well as impairment of non-depreciable real estate if the sales are deemed incidental. Prior to January 1, 2019, we included gains and losses on sales and impairment of our non-depreciable real estate in our calculation of NAREIT FFO. On January 1, 2019, we adopted the restated definition of NAREIT FFO on a prospective basis and began excluding gains and losses on sales and impairment of our non-depreciable real estate that we deem incidental. We also exclude the same adjustments from our share of net income from unconsolidated joint ventures.

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(In thousands)
Same Store Revenues	$474,602	$437,117
Same Store Property Expenses	(117,394)	(112,431)
Same Store Net Operating Income Before Same Store Adjustments	$357,208	$324,686
Same Store Adjustments:
Straight-line Rent	(11,468)	(11,330)
Above (Below) Market Lease Amortization	(927)	(1,016)
Lease Termination Fees	(119)	(560)
Same Store Net Operating Income	$344,694	$311,780
Subsequent Events
From January 1, 2023 to February 15, 2023, we acquired one industrial building for a purchase price of approximately $6.0 million, excluding transaction costs.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2022, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 47 to 49 of this report, which is incorporated herein by reference.

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

3.9
Thirteenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 7, 2007, File No. 1-13102)

4.9
Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
10.4†
Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.5†
Form of Time Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.7†
Form of Performance Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.8†
Form of Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.9*†	Form of Time Based LTIP Unit Award Agreement

10.10*†	Form of Time Based Restricted Stock Unit Award Agreement

10.11*†	Form of Performance Based LTIP Unit Award Agreement

10.12*†	Form of Performance Based Stock Unit Award Agreement

10.13†
Executive Change in Control Severance Policy, dated February 11, 2020 (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17
Note and Guaranty Agreement, dated as of May 16, 2019, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 3.97% Series E Guaranteed Senior Notes due July 23, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 20, 2019, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.18
Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 14, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.19
Amendment No. 1, dated as of April 28, 2021, to Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company and the Operating Partnership, filed July 23, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.20
Amendment No. 2, dated as of October 26, 2021, to Distribution Agreement, dated as of February 14, 2020, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.20 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.21
Note and Guaranty Agreement, dated as of July 7, 2020 by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 2.74% Series F Guaranteed Senior Notes due September 17, 2030 and the 2.84% Series G Guaranteed Senior Notes due September 17, 2032) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 8, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.22
Fourth Amended and Restated Unsecured Revolving Credit Facility Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
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

10.24
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

10.25
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

21.1*	Subsidiaries of the Registrants

23.1*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial Realty Trust, Inc.

23.2*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial, L.P.

23.3*	Consent of PricewaterhouseCoopers LLP with respect to DRI FR Glendale, LLC

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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

101.1*	The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company acquired 11 industrial properties for consideration of approximately $137.1 million, of which approximately $102.3 million was recorded to land and $32.0 million to building and improvements/construction in progress during the year ended December 31, 2022.

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
February 15, 2023

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership acquired 11 industrial properties for consideration of approximately $137.1 million, of which approximately $102.3 million was recorded to land and $32.0 million to building and improvements/construction in progress during the year ended December 31, 2022.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 15, 2023

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,646,179	$1,387,198
Buildings and Improvements	3,442,957	3,020,221
Construction in Progress	253,903	239,025
Less: Accumulated Depreciation	(921,480)	(868,296)
Net Investment in Real Estate	4,421,559	3,778,148
Operating Lease Right-of-Use Assets	24,580	24,927
Cash and Cash Equivalents	133,244	58,591
Restricted Cash	11,874	189
Tenant Accounts Receivable	7,135	5,104
Investment in Joint Ventures	8,822	36,049
Deferred Rent Receivable	122,918	98,727
Deferred Leasing Intangibles, Net	24,090	21,316
Prepaid Expenses and Other Assets, Net	200,100	156,047
Total Assets	$4,954,322	$4,179,098
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$10,299	$79,674
Senior Unsecured Notes, Net	993,742	993,021
Unsecured Term Loans, Net	919,260	458,325
Unsecured Credit Facility	143,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	178,879	153,096
Operating Lease Liabilities	22,266	22,592
Deferred Leasing Intangibles, Net	15,152	9,252
Rents Received in Advance and Security Deposits	100,166	98,588
Dividends and Distributions Payable	41,259	37,178
Total Liabilities	2,424,023	1,930,726
Commitments and Contingencies (see Note 14)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,141,503 and 131,747,725 shares issued and outstanding)	1,321	1,317
Additional Paid-in Capital	2,401,334	2,376,026
Retained Earnings (Distributions in Excess of Accumulated Earnings)	23,131	(178,293)
Accumulated Other Comprehensive Income (Loss)	33,412	(4,238)
Total First Industrial Realty Trust, Inc.'s Equity	2,459,198	2,194,812
Noncontrolling Interests	71,101	53,560
Total Equity	2,530,299	2,248,372
Total Liabilities and Equity	$4,954,322	$4,179,098
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands, except per share data)
Revenues:
Lease Revenue	$532,237	$473,236	$437,543
Joint Venture Fees	1,322	321	590
Other Revenue	6,370	2,733	9,895
Total Revenues	539,929	476,290	448,028
Expenses:
Property Expenses	143,663	131,300	119,195
General and Administrative	33,972	34,610	32,848
Joint Venture Development Services Expense	909	—	—
Depreciation and Other Amortization	147,420	130,953	129,638
Total Expenses	325,964	296,863	281,681
Other Income (Expense):
Gain on Sale of Real Estate	128,268	150,310	86,751
Interest Expense	(49,013)	(44,103)	(51,293)
Amortization of Debt Issuance Costs	(3,187)	(3,423)	(3,428)
Total Other Income (Expense)	76,068	102,784	32,030
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax Provision	290,033	282,211	198,377
Equity in Income (Loss) of Joint Ventures	114,942	(161)	4,200
Income Tax Provision	(23,363)	(4,879)	(2,408)
Net Income	381,612	277,171	200,169
Less: Net Income Attributable to the Noncontrolling Interests	(22,478)	(6,174)	(4,180)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$359,134	$270,997	$195,989
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.72	$2.09	$1.53
Weighted Average Shares Outstanding - Basic	132,024	129,688	127,711
Weighted Average Shares Outstanding - Diluted	132,103	129,775	127,904
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Net Income	$381,612	$277,171	$200,169
Acceleration of Derivative Instruments	—	—	201
Mark-to-Market Gain (Loss) on Derivative Instruments	38,107	12,567	(10,906)
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	420,129	290,148	189,874
Comprehensive Income Attributable to Noncontrolling Interests	(23,366)	(6,464)	(3,964)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$396,763	$283,684	$185,910
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in Capital	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2019	$1,270	$2,140,847	$(370,835)	$(6,883)	$33,864	$1,798,263
Net Income	—	—	195,989	—	4,180	200,169
Other Comprehensive Loss	—	—	—	(10,079)	(216)	(10,295)
Issuance of Common Stock, Net of Issuance Costs	18	78,331	—	—	—	78,349
Stock Based Compensation Activity	—	3,243	(2,975)	—	7,188	7,456
Common Stock Dividends and Unit Distributions ($1.00 Per Share/Unit)	—	—	(128,473)	—	(2,470)	(130,943)
Conversion of Limited Partner Units to Common Stock	2	2,088	—	—	(2,090)	—
Contributions from Noncontrolling Interests	—	—	—	—	4,321	4,321
Reallocation—Additional Paid-in Capital	—	182	—	—	(182)	—
Reallocation—Other Comprehensive Income	—	—	—	9	(9)	—
Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	270,997	—	6,174	277,171
Other Comprehensive Income	—	—	—	12,687	290	12,977
Issuance of Common Stock, Net of Issuance Costs	25	145,443	—	—	—	145,468
Stock Based Compensation Activity	1	1,825	(2,294)	—	9,519	9,051
Common Stock Dividends and Unit Distributions ($1.08 Per Share/Unit)		—	(140,702)	—	(2,941)	(143,643)
Conversion of Limited Partner Units to Common Stock	1	1,760	—	—	(1,761)	—
Contributions from Noncontrolling Interests	—	—	—	—	28	28
Reallocation—Additional Paid-in Capital	—	2,307	—	—	(2,307)	—
Reallocation—Other Comprehensive Income	—	—	—	28	(28)	—
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	359,134	—	22,478	381,612
Other Comprehensive Income	—	—	—	37,629	888	38,517
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	3,526	(1,483)	—	11,299	13,343
Common Stock Dividends and Unit Distributions ($1.18 Per Share/Unit)		—	(156,227)	—	(3,749)	(159,976)
Conversion of Limited Partner Units to Common Stock	1	2,443	—	—	(2,444)	—
Contributions from Noncontrolling Interests	—	—	—	—	103	103
Distributions to Noncontrolling Interests	—	—	—	—	(4,418)	(4,418)
Reallocation—Additional Paid-in Capital	—	6,595	—	—	(6,595)	—
Reallocation—Other Comprehensive Income	—	—	—	21	(21)	—
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$381,612	$277,171	$200,169
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	119,477	107,876	102,533
Amortization of Debt Issuance Costs	3,187	3,423	3,428
Other Amortization, Including Equity Based Compensation	32,845	31,181	35,231
Equity in (Income) Loss of Joint Ventures	(114,942)	161	(4,200)
Distributions from Joint Ventures	118,034	—	4,279
Gain on Sale of Real Estate	(128,268)	(150,310)	(86,751)
Gain on Involuntary Conversion	(1,495)	—	(6,476)
Straight-line Rental Income and Expense, Net	(25,962)	(16,081)	(8,973)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,852)	(472)	3,861
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	31,307	13,946	(2,671)
Net Cash Provided by Operating Activities	410,943	266,895	240,430
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(305,326)	(352,922)	(220,223)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(522,368)	(314,084)	(198,496)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	175,409	234,726	203,864
Increase in Escrow Deposits	(450)	(4,461)	(14,950)
Proceeds from Involuntary Conversion	1,495	—	6,476
Contributions to and Investments in Joint Ventures	(5,616)	(1,550)	(42,744)
Distributions from Joint Ventures	29,356	21,407	19,938
Other Investing Activity	(1,608)	61	(5,603)
Net Cash Used in Investing Activities	(629,108)	(416,823)	(251,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5,265)	(6,452)	(3,363)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	12,823	145,760	78,718
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)	(5,944)
Common Stock Dividends and Unit Distributions Paid	(155,333)	(139,710)	(127,338)
Repayments on Mortgage Loans Payable	(69,465)	(64,450)	(30,146)
Proceeds from Senior Unsecured Notes	—	—	300,000
Proceeds from Unsecured Term Loans	465,000	—	—
Proceeds from Unsecured Credit Facility	720,000	289,000	247,000
Repayments on Unsecured Credit Facility	(656,000)	(210,000)	(405,000)
Contributions from Noncontrolling Interests	103	28	4,321
Distributions to Noncontrolling Interests	(4,418)	—	—
Net Cash Provided by Financing Activities	304,503	9,050	58,248
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	86,338	(140,878)	46,940
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Year	$145,118	$58,780	$199,658

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$46,445	$44,184	$48,849
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$16,298	$12,140	$6,847
Income Taxes Paid	$3,760	$3,366	$1,573
Cash Paid for Operating Lease Liabilities	$3,444	$3,261	$2,821
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$949	$819	$1,341
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$41,259	$37,178	$33,703
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(2,444)	$(1,761)	$(2,090)
Common Stock	1	1	2
Additional Paid-in Capital	2,443	1,760	2,088
Total	$—	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,115	$1,990	$18,579
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$86,456	$82,526	$34,008
Tenant Improvements Funded by Tenant	$610	$28,559	$—
Write-off of Fully Depreciated Assets	$(35,716)	$(36,799)	$(45,302)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,646,179	$1,387,198
Buildings and Improvements	3,442,957	3,020,221
Construction in Progress	253,903	239,025
Less: Accumulated Depreciation	(921,480)	(868,296)
Net Investment in Real Estate (including $313,245 and $277,984 related to consolidated variable interest entities, see Note 5)	4,421,559	3,778,148
Operating Lease Right-of-Use Assets	24,580	24,927
Cash and Cash Equivalents	133,244	58,591
Restricted Cash	11,874	189
Tenant Accounts Receivable	7,135	5,104
Investment in Joint Ventures	8,822	36,049
Deferred Rent Receivable	122,918	98,727
Deferred Leasing Intangibles, Net	24,090	21,316
Prepaid Expenses and Other Assets, Net	209,381	165,282
Total Assets	$4,963,603	$4,188,333
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$10,299	$79,674
Senior Unsecured Notes, Net	993,742	993,021
Unsecured Term Loans, Net	919,260	458,325
Unsecured Credit Facility	143,000	79,000
Accounts Payable, Accrued Expenses and Other Liabilities	178,879	153,096
Operating Lease Liabilities	22,266	22,592
Deferred Leasing Intangibles, Net	15,152	9,252
Rents Received in Advance and Security Deposits	100,166	98,588
Distributions Payable	41,259	37,178
Total Liabilities	2,424,023	1,930,726
Commitments and Contingencies (see Note 14)
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (132,141,503 and 131,747,725 units outstanding)	2,395,601	2,175,549
Limited Partners Units (3,055,766 and 2,935,203 units outstanding)	95,015	81,435
Accumulated Other Comprehensive Income (Loss)	34,186	(4,331)
Total First Industrial L.P.'s Partners' Capital	2,524,802	2,252,653
Noncontrolling Interests	14,778	4,954
Total Partners' Capital	2,539,580	2,257,607
Total Liabilities and Partners' Capital	$4,963,603	$4,188,333
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$532,237	$473,236	$437,543
Joint Venture Fees	1,322	321	590
Other Revenue	6,370	2,733	9,895
Total Revenues	539,929	476,290	448,028
Expenses:
Property Expenses	143,663	131,300	119,195
General and Administrative	33,972	34,610	32,848
Joint Venture Development Services Expense	909	—	—
Depreciation and Other Amortization	147,420	130,953	129,638
Total Expenses	325,964	296,863	281,681
Other Income (Expense):
Gain on Sale of Real Estate	128,268	150,310	86,751
Interest Expense	(49,013)	(44,103)	(51,293)
Amortization of Debt Issuance Costs	(3,187)	(3,423)	(3,428)
Total Other Income (Expense)	76,068	102,784	32,030
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax Provision	290,033	282,211	198,377
Equity in Income (Loss) of Joint Ventures	114,942	(161)	4,200
Income Tax Provision	(23,363)	(4,879)	(2,408)
Net Income	381,612	277,171	200,169
Less: Net Income Attributable to the Noncontrolling Interests	(14,093)	(133)	(235)
Net Income Available to Unitholders and Participating Securities	$367,519	$277,038	$199,934
Basic Earnings Per Unit:
Net Income Available to Unitholders	$2.73	$2.10	$1.54
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$2.72	$2.09	$1.53
Weighted Average Units Outstanding - Basic	134,229	131,740	129,752
Weighted Average Units Outstanding - Diluted	134,681	132,237	130,127
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Net Income	$381,612	$277,171	$200,169
Acceleration of Derivative Instruments	—	—	201
Mark-to-Market Gain (Loss) on Derivative Instruments	38,107	12,567	(10,906)
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	420,129	290,148	189,874
Comprehensive Income Attributable to Noncontrolling Interests	(14,093)	(133)	(235)
Comprehensive Income Attributable to Unitholders	$406,036	$290,015	$189,639
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2019	$1,750,656	$63,618	$(7,013)	$1,023	$1,808,284
Net Income	195,745	4,189	—	235	200,169
Other Comprehensive Loss	—	—	(10,295)	—	(10,295)
Contribution of General Partner Units, Net of Issuance Costs	78,349	—	—	—	78,349
Stock Based Compensation Activity	268	7,188	—	—	7,456
Unit Distributions ($1.00 Per Unit)	(128,473)	(2,470)	—	—	(130,943)
Conversion of Limited Partner Units to General Partner Units	2,090	(2,090)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	4,401	4,401
Distributions to Noncontrolling Interests	—	—	—	(731)	(731)
Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	270,855	6,183	—	133	277,171
Other Comprehensive Income	—	—	12,977	—	12,977
Contribution of General Partner Units, Net of Issuance Costs	145,468	—	—	—	145,468
Stock Based Compensation Activity	(468)	9,519	—	—	9,051
Unit Distributions ($1.08 Per Unit)	(140,702)	(2,941)	—	—	(143,643)
Conversion of Limited Partner Units to General Partner Units	1,761	(1,761)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	64	64
Distributions to Noncontrolling Interests	—	—	—	(171)	(171)
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	359,045	8,474	—	14,093	381,612
Other Comprehensive Income	—	—	38,517	—	38,517
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	2,044	11,299	—	—	13,343
Unit Distributions ($1.18 Per Unit)	(156,227)	(3,749)	—	—	(159,976)
Conversion of Limited Partner Units to General Partner Units	2,444	(2,444)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	242	242
Distributions to Noncontrolling Interests	—	—	—	(4,511)	(4,511)
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$381,612	$277,171	$200,169
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	119,477	107,876	102,533
Amortization of Debt Issuance Costs	3,187	3,423	3,428
Other Amortization, Including Equity Based Compensation	32,845	31,181	35,231
Equity in (Income) Loss of Joint Ventures	(114,942)	161	(4,200)
Distributions from Joint Ventures	118,034	—	4,279
Gain on Sale of Real Estate	(128,268)	(150,310)	(86,751)
Gain on Involuntary Conversion	(1,495)	—	(6,476)
Straight-line Rental Income and Expense, Net	(25,962)	(16,081)	(8,973)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,898)	(337)	4,512
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	31,307	13,946	(2,671)
Net Cash Provided by Operating Activities	410,897	267,030	241,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(305,326)	(352,922)	(220,223)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(522,368)	(314,084)	(198,496)
Net Proceeds from Sales of Investments in Real Estate, Including Sales-Type Lease Receivable	175,409	234,726	203,864
Increase in Escrow Deposits	(450)	(4,461)	(14,950)
Proceeds from Involuntary Conversion	1,495	—	6,476
Contributions to and Investments in Joint Ventures	(5,616)	(1,550)	(42,744)
Distributions from Joint Ventures	29,356	21,407	19,938
Other Investing Activity	(1,608)	61	(5,603)
Net Cash Used in Investing Activities	(629,108)	(416,823)	(251,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5,265)	(6,452)	(3,363)
Contribution of General Partner Units	12,823	145,760	78,718
Tax Paid on Vested Equity Compensation	(2,942)	(5,126)	(5,944)
Unit Distributions Paid	(155,333)	(139,710)	(127,338)
Contributions from Noncontrolling Interests	242	64	4,401
Distributions to Noncontrolling Interests	(4,511)	(171)	(731)
Repayments on Mortgage Loans Payable	(69,465)	(64,450)	(30,146)
Proceeds from Senior Unsecured Notes	—	—	300,000
Proceeds from Unsecured Term Loans	465,000	—	—
Proceeds from Unsecured Credit Facility	720,000	289,000	247,000
Repayments on Unsecured Credit Facility	(656,000)	(210,000)	(405,000)
Net Cash Provided by Financing Activities	304,549	8,915	57,597
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	86,338	(140,878)	46,940
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	58,780	199,658	152,718
Cash, Cash Equivalents and Restricted Cash, End of Year	$145,118	$58,780	$199,658

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$46,445	$44,184	$48,849
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$16,298	$12,140	$6,847
Income Taxes Paid	$3,760	$3,366	$1,573
Cash Paid for Operating Lease Liabilities	$3,444	$3,261	$2,821
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$949	$819	$1,341
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$41,259	$37,178	$33,703
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(2,444)	$(1,761)	$(2,090)
General Partner Units	2,444	1,761	2,090
Total	$—	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$3,611	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,115	$1,990	$18,579
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$86,456	$82,526	$34,008
Tenant Improvements Funded by Tenant	$610	$28,559	$—
Write-off of Fully Depreciated Assets	$(35,716)	$(36,799)	$(45,302)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.7% and 97.8% ownership interest ("General Partner Units") at December 31, 2022 and 2021, respectively. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.3% and 2.2% at December 31, 2022 and 2021, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
We also own an equity interest in, and provide various services to a joint venture (the "Joint Venture"), through a wholly-owned TRS of the Operating Partnership. The Joint Venture, like previous joint venture arrangements, is accounted for under the equity method of accounting and the operating data associated with the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Ventures are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2022, we owned 426 industrial properties located in 18 states, containing an aggregate of approximately 65.3 million square feet of gross leasable area ("GLA"). Of the 426 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2022 and 2021, and the reported amounts of revenues and expenses for each of the years ended December 31, 2022, 2021 and 2020. Actual results could differ from those estimates.
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
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized to development projects from the point we begin undergoing activity necessary to get the development ready for its intended use. Interest is capitalized using the weighted average borrowing rate during the construction period. Upon substantial completion, we reclassify construction in progress to building and tenant improvements and commence depreciation.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	3 to 50
Land Improvements	1 to 25
Furniture, Fixtures and Equipment	3 to 5
Tenant Improvements	Lease Term
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

Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2022	December 31, 2021
In-Place Leases	$19,373	$15,428
Above Market Leases	1,319	1,621
Below Market Ground Lease Obligation	1,462	1,507
Tenant Relationships	1,936	2,760
Total Included in Total Assets, Net of $28,590 and $24,933 of Accumulated Amortization	$24,090	$21,316
Below Market Leases	$15,152	$9,252
Total Included in Total Liabilities, Net of $18,004 and $15,040 of Accumulated Amortization	$15,152	$9,252
Amortization expense related to in-place leases and tenant relationships was $6,098, $4,498 and $8,201 for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, lease revenue increased by $2,679, $1,442 and $1,962, respectively, related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years for properties owned as of December 31, 2022 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2023	$6,127	$3,746
2024	$4,449	$3,074
2025	$3,265	$2,283
2026	$2,316	$1,613
2027	$1,540	$1,196
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
Investment in Joint Ventures
Investment in joint ventures represents a noncontrolling equity interest in joint venture arrangements. We have determined to account for our investment in the joint ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). Under the equity method of accounting, our share of earnings or losses of the joint ventures is reflected in income as earned and contributions or distributions increase or decrease our investment in joint ventures as paid or received, respectively. Differences between our carrying value of our investment in the joint ventures and our underlying equity in such joint ventures are amortized and included as an adjustment to our equity in income (loss) or recognized, either in whole or in part, during the period that real estate assets are sold from the Joint Venture.
We account for our interests in the Joint Ventures using the hypothetical liquidation at book value model. Under this method, we record our Equity in Income (Loss) of Joint Ventures based on our proportionate share of the Joint Venture's earnings based on our ownership interest, after giving effect to incentive fees which we are entitled to receive.

We classify distributions received from equity method investments using the cumulative earnings approach. In general, distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceed cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

On a periodic basis, management assesses whether there are any indicators that the value of our investments in joint venture arrangements may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.
Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2022 and 2021 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2022, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture that is accounted for under the equity method of accounting. Our ownership interest in the Joint Venture is held through a partnership with a third party ("Joint Venture Partnership"). We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership, which holds an aggregate 49% interest in the Joint Venture and reflect the third party's interest in the joint venture as Noncontrolling Interests within the financial statements of the Company and Operating Partnership. See Note 5.
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
Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as the cost of our property management personnel and other costs of managing our properties. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. We exclude from property expenses certain lessor costs, such as real estate taxes, that the we contractually require the tenant to pay directly to a third party on our behalf. The amounts paid directly to third parties by tenants for lessor costs are also excluded from lease revenues.
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
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, certain activities that we undertake may be conducted by entities which have elected to be treated as a TRS. TRSs are subject to federal, state and local income taxes. A benefit or provision has been made for federal, state and local income taxes in the accompanying consolidated financial statements.

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
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. We recognize all derivative instruments in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in the line item Accumulated Other Comprehensive Income (Loss), whereas changes in fair value of the ineffective portion are recognized in earnings. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue its cash flow hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative instrument. The credit risks associated with derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the derivative instruments, our exposure is limited to the fair value of agreements, not the notional amounts.
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
Recent Accounting Pronouncements Adopted
In March 2020, FASB issued Accounting Standards Update ("ASU") No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Reclassifications
Joint Venture Fees for the years ended December 31, 2021 and 2020 have been reclassified from the Other Revenue line item in the consolidated statements of operations to conform to the 2022 presentation.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties and land parcels for the years ended December 31, 2022, 2021 and 2020. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2022, 2021 or 2020.

	Year Ended December 31,
	2022	2021	2020
Number of Industrial Properties Acquired	11	4	8
GLA (in millions)	0.5	0.2	1.5
Purchase Price of Industrial Properties Acquired	$137,126	$38,727	$154,410
Purchase Price of Income Producing Land Parcels Acquired (A)	56,525	—	—
Purchase Price of Land Parcels Acquired (B)	105,486	302,223	69,617
Total Purchase Price (C)	$299,137	$340,950	$224,027
(A) For the year ended December 31, 2022, includes $11,676, $1,577, $3,850 and ($4,950) allocated to building improvements/construction in progress, other assets, in-place leases and below market leases, respectively.
(B) For the year ended December 31, 2021, includes $3,857, $1,434 and $183 allocated to building improvements/construction in progress, other assets and in-place leases, respectively.
(C) Purchase price excludes closing costs.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Land	$252,158	$309,475
Building and Improvements/Construction in Progress	43,685	28,839
Other Assets	2,975	1,663
In-Place Leases	9,246	973
Above Market Leases	23	—
Below Market Leases	(8,950)	—
Total Purchase Price	$299,137	$340,950
Sales
The following table summarizes our property and land dispositions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Number of Industrial Properties Sold (A)	9	29	29
GLA (in millions)(B)	2.2	2.9	1.9
Gross Proceeds from the Sale of Real Estate (B)	$178,340	$243,407	$153,351
Gain on Sale of Real Estate (B)	$128,268	$150,310	$86,751
(A) Included as one industrial property for each of the years ended December 31, 2021 and 2020 was the sale of multiple industrial condominium units.
(B) Gross proceeds and gain on sale of real estate include the sale of one land parcel for each of the years ended December 31, 2022 and 2021.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2022	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2022	December 31, 2021
Mortgage Loans Payable, Gross	$10,299	$79,764	4.17%	4.17%	8/1/2028
Unamortized Debt Issuance Costs	—	(90)
Mortgage Loans Payable, Net	$10,299	$79,674
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(4,777)	(5,491)
Unamortized Discounts	(52)	(59)
Senior Unsecured Notes, Net	$993,742	$993,021
Unsecured Term Loans, Gross
2015 Unsecured Term Loan	—	260,000	N/A	N/A	N/A
2021 Unsecured Term Loan (A)	200,000	200,000	1.84%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	—	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	—	4.88%	N/A	8/12/2025
Subtotal	$925,000	$460,000
Unamortized Debt Issuance Costs	(5,740)	(1,675)
Unsecured Term Loans, Net	$919,260	$458,325
Unsecured Credit Facility (C)	$143,000	$79,000	5.16%	N/A	7/7/2025
(A) The interest rate at December 31, 2022 includes the impact of derivative instruments in which we entered to effectively convert the variable rate to a fixed rate. See Note 12.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $3,285 and $4,577 as of December 31, 2022 and 2021, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loans Payable, Net
During the years ended December 31, 2022 and 2021, we paid off mortgage loans in the amount of $67,973 and $60,471, respectively.
As of December 31, 2022, mortgage loans payable are collateralized by industrial properties with a net carrying value of $31,772. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2022.

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
Unsecured Term Loans, Net
On August 12, 2022, we entered into a three-year, $300,000 unsecured term loan (the "2022 Unsecured Term Loan II") of which the entire principal was borrowed on November 1, 2022. The 2022 Unsecured Term Loan II matures in August 2025, unless we extend the term, at our election, pursuant to two, one-year extension options, subject to certain conditions. At December 31, 2022, the 2022 Unsecured Term Loan II requires interest-only payments and bears interest at a variable rate based on daily SOFR, plus a 0.10% SOFR adjustment, plus 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric. Additionally, during the year ended December 31, 2022, we entered into interest rate swaps with an aggregate notional value of $300,000 that lock the SOFR rate at 3.93% commencing December 1, 2022. The all-in interest rate at December 31, 2022 is 4.88%. $150,000 of the notional amount of the interest rate swaps matures in December 2025 and $150,000 of the notional amount of the remaining interest rate swaps matures in August 2027. See Note 12 for additional information.
On April 18, 2022, we entered into a five-year, $425,000 unsecured term loan (the "2022 Unsecured Term Loan"). The 2022 Unsecured Term Loan matures in October 2027. At December 31, 2022, the 2022 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on the one-month SOFR, plus a 0.10% SOFR adjustment, plus 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric. Additionally, during the year ended December 31, 2022, we entered into interest rate swaps with an aggregate notional value of $425,000 that lock the SOFR rate at 2.69% commencing October 3, 2022. The all-in interest rate at December 31, 2022 is 3.64%. The interest rate swaps mature September 30, 2027. See Note 12 for additional information.
Our $200,000 unsecured term loan (the "2021 Unsecured Term Loan", and together with the 2022 Unsecured Term Loan II and the 2022 Unsecured Term Loan, the "Unsecured Term Loans") matures on July 7, 2026. At December 31, 2022, the 2021 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on LIBOR plus 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. Additionally, we have interest rate swaps with an aggregate notional value of $200,000 that lock the LIBOR rate at 0.99% and mature in February 2026. The all-in interest rate at December 31, 2022 is 1.84%. See Note 12 for additional information. We may request the borrowing capacity under the 2021 Unsecured Term Loan to be increased to $460,000, subject to certain restrictions.
Unsecured Credit Facility
Our $750,000 revolving credit agreement (the "Unsecured Credit Facility") matures on July 7, 2025, unless extended at our option pursuant to two six-month extension options, subject to certain conditions. At December 31, 2022, the Unsecured Credit Facility requires interest-only payments and bears interest at a variable rate based on LIBOR plus 77.5 basis points and a facility fee of 15 basis points. The interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2023	$320
2024	335
2025	443,349
2026	200,364
2027	556,449
Thereafter	876,053
Total	$2,076,870

The Unsecured Credit Facility, our Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2022. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2022 and 2021, the fair value of our indebtedness was as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$10,299	$9,765	$79,764	$81,700
Senior Unsecured Notes, Net	998,519	883,444	998,512	1,070,067
Unsecured Term Loans	925,000	909,187	460,000	460,486
Unsecured Credit Facility	143,000	143,000	79,000	79,000
Total	$2,076,818	$1,945,396	$1,617,276	$1,691,253
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	December 31, 2022	December 31, 2021
ASSETS
Assets:
Net Investment in Real Estate	$313,245	$277,984
Operating Lease Right-of-Use Assets	13,000	13,087
Cash and Cash Equivalents	2,915	9,126
Deferred Rent Receivable	13,261	10,984
Prepaid Expenses and Other Assets, Net	12,919	9,480
Total Assets	$355,340	$320,661
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$18,148	$9,496
Operating Lease Liabilities	10,249	10,277
Rents Received in Advance and Security Deposits	7,917	7,470
Partners' Capital	319,026	293,418
Total Liabilities and Partners' Capital	$355,340	$320,661
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
Under the operating agreements for the Joint Ventures, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, the Joint Venture's operating agreement provides us the ability to earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the years ended December 31, 2022 and 2021, we earned fees of $1,717 and $407, respectively, from the Joint Ventures related to asset management and development services we provided to the Joint Ventures, of which we deferred recognition of $395 and $86, respectively, due to our economic interest in the Joint Ventures. During the year ended December 31, 2022, we incurred fees of $909 related to third-party development management services associated with the Joint Venture. At December 31, 2022 and 2021, we had a receivable from the Joint Ventures of $34 and $56, respectively.
Net income of the Joint Ventures for the years ended December 31, 2022 and 2021 was $171,511 and $14,905, respectively. Included in net income during the year ended December 31, 2022 is gain on sale of real estate of $171,671 related to the sale of 391 acres of land for which our economic share of the gain on sale was $84,119. Included in net income during the year ended December 31, 2021 is gain on sale of real estate of $15,160 related to the sale of 138 net acres of land from the Former Joint Venture for which our economic share of the gain on sale was $7,142. However, since the Company was the purchaser of the 138 net acres, we netted our portion of gain on sale against the basis of the land acquired.

For the year ended December 31, 2022, we earned incentive fees of $31,308 from the Joint Venture, which are reflected in the Equity In Income of Joint Ventures line item in the consolidated statement of operations. For the year ended December 31, 2021, we earned incentive fees of $3,024 from the Former Joint Venture, which were netted against the basis of the real estate acquired from the Former Joint Venture.
The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at December 31, 2022. During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third party lender (the "Joint Venture Loan"). As of December 31, 2022, the balance of the Joint Venture Loan is $9,037, exclusive of $1,188 of debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $210,300 and the Joint Venture is using a third-party contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest. For the year ended December 31, 2022, our partner's share of the partnership's income was $14,003 and was reflected in the Equity in Income (Loss) of Joint Ventures and the Net Income Attributable to the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes $14,018 that is our third party partner's interest at December 31, 2022.

Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2022, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $147,471 or by issuing 3,055,766 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2022 and 2021, there were no preferred shares or general partner preferred Units outstanding.
Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed Note 11, for the three years ended December 31, 2022:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2019	126,994,478	129,417,222
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	1,842,281	1,842,281
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	464,975
Vesting of Service Awards and Performance Units (as defined in Note 11)	107,752	107,752
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(65,709)	(67,676)
Conversion of Limited Partner Units (A)	172,610	—
Balance at December 31, 2020	129,051,412	131,764,554
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	2,513,758	2,513,758
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	337,685
Vesting of Service Awards and Performance Units (as defined in Note 11)	133,803	133,803
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(55,201)	(66,872)
Conversion of Limited Partner Units (A)	103,953	—
Balance at December 31, 2021	131,747,725	134,682,928
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	218,230	218,230
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	280,081
Vesting of Service Awards and Performance Units (as defined Note 11)	49,964	49,964
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(13,437)	(33,934)
Conversion of Limited Partner Units (A)	139,021	—
Balance at December 31, 2022	132,141,503	135,197,269
(A) For the years ended December 31, 2022, 2021 and 2020, 139,021, 103,953 and 172,610 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $2,444, $1,761 and $2,090, respectively, of noncontrolling interest to the Company's equity.

ATM Program
On February 14, 2020, we entered into distribution agreements with certain sales agents to sell up to 14,000,000 shares of the Company's common stock, for up to $500,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2020 ATM Program"). Under the terms of the 2020 ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the years ended December 31, 2022, 2021 and 2020, we issued 218,230, 2,513,758 and 1,842,281 shares of the Company's common stock under the ATM, respectively, which resulted in $12,823, $145,760 and $78,718 of net proceeds, respectively, and payment of compensation to certain sales agents of $130, $1,472 and $795, respectively.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2022 Total Dividend/ Distribution	2021 Total Dividend/ Distribution	2020 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$159,976	$143,643	$130,943

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2022 and 2021:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2020	$(17,308)	$(17,308)	$355	$(16,953)
Other Comprehensive Income Before Reclassifications	6,146	6,146	(262)	5,884
Amounts Reclassified from Accumulated Other Comprehensive Loss	6,831	6,831	—	6,831
Net Current Period Other Comprehensive Income	12,977	12,977	(262)	12,715
Balance as of December 31, 2021	$(4,331)	$(4,331)	$93	$(4,238)
Other Comprehensive Income Before Reclassifications	39,021	39,021	(867)	38,154
Amounts Reclassified from Accumulated Other Comprehensive Income	(504)	(504)	—	(504)
Net Current Period Other Comprehensive Income	38,517	38,517	(867)	37,650
Balance as of December 31, 2022	$34,186	$34,186	$(774)	$33,412
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for both the Company and the Operating Partnership for the years ended December 31, 2022, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	410	410	410	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(914)	6,421	6,516	Interest Expense
Acceleration of 2020 Swap (as defined in Note 12)	—	—	201	General & Administrative
	$(504)	$6,831	$7,127	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2021 Swaps, the 2022 Swaps and the 2022 Swaps II (as defined in Note 12) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$359,134	$270,997	$195,989
Net Income Allocable to Participating Securities	(348)	(299)	(314)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$358,786	$270,698	$195,675
Denominator (In Thousands):
Weighted Average Shares - Basic	132,024	129,688	127,711
Effect of Dilutive Securities:
Performance Units (See Note 11)	79	87	193
Weighted Average Shares - Diluted	132,103	129,775	127,904
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.72	$2.09	$1.53
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net Income Available to Unitholders and Participating Securities	$367,519	$277,038	$199,934
Net Income Allocable to Participating Securities	(877)	(770)	(662)
Net Income Available to Unitholders	$366,642	$276,268	$199,272
Denominator (In Thousands):
Weighted Average Units - Basic	134,229	131,740	129,752
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance Units and certain Performance RLP Units (See Note 11)	452	497	375
Weighted Average Units - Diluted	134,681	132,237	130,127
Basic EPU:
Net Income Available to Unitholders	$2.73	$2.10	$1.54
Diluted EPU:
Net Income Available to Unitholders	$2.72	$2.09	$1.53
At December 31, 2022, 2021 and 2020, participating securities for the Company include 143,080, 147,937 and 211,920, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2022, 2021, and 2020, participating securities for the Operating Partnership include 336,030, 378,548 and 444,407, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2022, 2021 and 2020, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax provision for the years ended December 31, 2022, 2021 and 2020 is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(226)	$(2,458)	$(3,659)
State	(356)	(1,936)	(1,718)
Deferred:
Federal	(19,154)	(454)	2,969
State	(3,627)	(31)	—
Total Income Tax Provision	$(23,363)	$(4,879)	$(2,408)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Basis Difference - Real Estate	$1,603	$332
Section 163(j) Interest Limitation	551	316
Other - Temporary Differences	263	243
Total Deferred Income Tax Assets, Net of Allowance	$2,417	$891

Deferred Income - Investment in Joint Venture	$(24,340)	$—
Other - Temporary Differences	(299)	(332)
Total Deferred Income Tax Liabilities	$(24,639)	$(332)
Total Net Deferred Income Tax (Liabilities) Assets	$(22,222)	$559
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2022, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2019 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2022, 2021 and 2020.

Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2022, 2021 and 2020, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2022	As a Percentage of Distributions	2021	As a Percentage of Distributions	2020	As a Percentage of Distributions
Ordinary Income (A)	$1.0720	90.85%	$0.9928	91.93%	$0.5800	58.00%
Unrecaptured Section 1250 Capital Gain	0.0060	0.51%	0.0060	0.55%	0.2576	25.76%
Other Capital Gain (B)	0.0168	1.42%	0.0128	1.19%	0.1624	16.24%
Qualified Dividend	0.0852	7.22%	0.0684	6.33%	—	0.00%
	$1.1800	100.00%	$1.0800	100.00%	$1.0000	100.00%
(A) For the years ended December 31, 2022, 2021 and 2020, the Code Section 199A dividend is equal to the total ordinary income dividend.
(B) For the year ended December 31, 2022, Section 1061 of the Code related to Capital Gains for One Year Amounts was 52.0% and for Three Year Amounts was 12.6%.
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Leases
Lessee Disclosures
    We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to six years and our ground leases have remaining terms of 32 years to 49 years. For the year ended December 31, 2022, we recognized $3,458 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
    The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2022, and thereafter:

2023	$2,771
2024	2,643
2025	2,423
2026	1,952
2027	1,549
Thereafter	55,975
Total Lease Payments	67,313
Less Imputed Interest (A)	(45,047)
Total	$22,266
(A) Calculated using the discount rate for each lease.
    As of December 31, 2022, our weighted average remaining lease term for the Operating Leases is 38.5 years and the weighted average discount rate is 7.2%.
    A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
    Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases that commenced prior to December 31, 2022 are approximately as follows:

2023	$406,903
2024	374,301
2025	337,512
2026	289,469
2027	231,940
Thereafter	551,171
Total	$2,191,296
    Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors in which officers, certain employees and the Company's independent directors are eligible to participate (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2022 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2022, awards covering 2.5 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2022, 2021 and 2020, the Company granted 35,867, 58,568, and 59,263 performance units ("Performance Units"), respectively, to certain employees. In addition, the Company granted 208,454, 263,621 and 322,477 RLP Units, respectively, for the years ended December 31, 2022, 2021 and 2020, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for awards issued in 2022 is three years and compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measurement period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2022, 2021 and 2020, had fair value of $7,266, $7,162, and $7,883, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected dividend yield	1.75%	2.49%	2.22%
Expected volatility - range used	19.89% - 28.74%	29.00% - 37.18%	16.25% - 17.56%
Expected volatility - weighted average	24.91%	32.44%	16.97%
Risk-free interest rate	0.22% - 1.21%	0.02% - 0.19%	1.63% - 1.68%

Performance Award transactions for the year ended December 31, 2022 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	142,498	$19.47	724,425	$19.45
Issued	35,867	$29.74	208,454	$29.74
Forfeited	(2,117)	$21.42	(12,803)	$20.65
Vested	(31,167)	$12.45	(180,646)	$13.54
Outstanding at December 31, 2022	145,081	$23.49	739,430	$23.78

Service Based Awards
During the years ended December 31, 2022, 2021 and 2020, the Company awarded 78,482, 67,127, and 80,387 of restricted stock units ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2022, 2021 and 2020, the Company awarded 57,907, 51,525 and 119,596 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based upon the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units. Compensation expense is charged to earnings over the vesting periods for the Service Awards.
The Service Awards issued for the years ended December 31, 2022, 2021 and 2020 had fair value of $8,032, $5,195 and $8,641, respectively. Service Award transactions for the year ended December 31, 2022 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	147,937	$41.95	158,169	$41.60
Issued	78,482	$57.60	57,907	$60.64
Forfeited	(1,752)	$48.94	—	$—
Vested	(81,587)	$40.27	(97,069)	$40.38
Outstanding at December 31, 2022	143,080	$51.41	119,007	$51.85
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2022, 2021 and 2020, we recognized $15,722, $13,719 and $12,931, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $3,605, $2,405 and $2,030 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, we had $10,566 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.91 years.
Retirement Eligibility
Award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and that are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, we recognize expense for 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2022, 2021 and 2020, total expense related to matching contributions was $1,314, $1,186 and $977, respectively.

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
We entered into interest rate swaps to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000 that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps"). We also had six interest rate swaps, with an aggregate notional value of $260,000, that fixed the one-month LIBOR rate at a weighted average rate of 1.79% and matured on September 12, 2022 (the "2015 Swaps").
During the year ended December 31, 2022, we entered into eight interest rate swaps (the "2022 Swaps") with an aggregate notional value of $425,000 to manage our exposure to changes in the one-month SOFR rate related to our 2022 Unsecured Term Loan. The 2022 Swaps commenced October 3, 2022 and fix the one-month SOFR rate at 2.69% and mature on September 30, 2027. We have designated the 2022 Swaps as cash flow hedges.
Additionally, during the year ended December 31, 2022, we entered into seven interest rate swaps (the "2022 Swaps II") with an aggregate notional value of $300,000 to manage our exposure to changes in the adjusted daily simple SOFR rate related to our 2022 Unsecured Term Loan II. The 2022 Swaps II commenced December 1, 2022 and fix the daily simple SOFR rate at 3.93%. $150,000 of the 2022 Swaps II's notional value matures on December 1, 2025 and the remaining $150,000 of the 2022 Swaps II's notional value matures on August 1, 2027. We have designated the 2022 Swaps II as cash flow hedges.
During the year ended December 31, 2020, we entered into an interest rate swap to manage our exposure to changes in the one-month LIBOR rate related to our Unsecured Credit Facility (the "2020 Swap"). The 2020 Swap commenced April 1, 2020, matured on April 1, 2021, had a notional value of $150,000 and fixed the one-month LIBOR rate at 0.42%. We initially designated the 2020 Swap as a cash flow hedge. During the year ended December 31, 2020, however, we accelerated the reclassification of the fair value of the 2020 Swap from other comprehensive income to earnings since the hedged forecasted transaction was no longer expected to be probable to occur.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of December 31, 2022, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial assets and liabilities related to the 2015 Swaps, the 2021 Swaps, the 2022 Swaps and the 2022 Swaps II, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$17,976	—	$17,976	—
2022 Swaps	$19,057	—	$19,057	—
Liabilities:
2022 II Swaps	$(253)	—	$(253)	—

	Fair Value at December 31, 2021
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$1,341	—	$1,341	—
Liabilities:
2015 Swaps	$(2,668)	—	$(2,668)	—
There was no ineffectiveness recorded on the 2015 Swaps, the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the year ended December 31, 2022. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2015 Swaps, the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2015 Swaps, the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps fell within Level 2 of the fair value hierarchy.
13. Related Party Transactions
At December 31, 2022 and 2021, the Operating Partnership had receivable balances of $9,285 and $9,239, respectively, from a direct wholly-owned subsidiary of the Company.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2022, we had outstanding letters of credit and performance bonds in the aggregate amount of $22,612.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2022, we had 14 industrial properties totaling approximately 3.6 million square feet of GLA under construction. The estimated total investment associated with these properties, as of December 31, 2022, is approximately $556,200 (unaudited). Of this amount, approximately $263,100 (unaudited) remains to be funded. There can be no assurance that the actual completion cost associated with these properties will not exceed the estimated total investment.
15. Subsequent Events
From January 1, 2023 to February 15, 2023, we acquired one industrial building for a purchase price of $6,000, excluding transaction costs.

DRI FR GLENDALE, LLC

Report of Independent Auditors

To the Managing Member of DRI FR Glendale, LLC

Opinion

We have audited the accompanying consolidated financial statements of DRI FR Glendale, LLC (the “Company”), which comprise the consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations, of changes in members’ capital and of cash flows for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Other Matter

The accompanying consolidated balance sheet of DRI FR Glendale, LLC as of December 31, 2021, and the related consolidated statements of operations, changes in members' capital and cash flows for the year then ended and for the period from July 8, 2020 (inception) to December 31, 2020, are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2021 or 2020 financial statements to be audited and they are therefore not covered by this report.

Responsibilities of Management for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are available to be issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with US GAAS, we:

•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2023

DRI FR GLENDALE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021*
	(In thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$14,812	$72,936
Construction in Progress	32,314	1,024
Total Investment in Real Estate	47,126	73,960
Real Estate Held for Sale	14,426	—
Cash and Cash Equivalents	9,178	85
Prepaid Expenses and Other Assets	903	35
Total Assets	$71,633	$74,080

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Construction Loan, Net	$7,849	$—
Due to Related Party	34	98
Liabilities Related to Sold Properties	19,715	—
Deferred Gain on Sale	1,972	—
Earnest Money Received on Property Held for Sale	7,000	—
Accounts Payable, Accrued Expenses and Other Liabilities	19,791	339
Total Liabilities	56,361	437
Members' Capital	15,272	73,643
Total Liabilities and Members' Capital	$71,633	$74,080

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021*	Period from July 8, 2020 (Inception) Through December 31, 2020*
	(In thousands)
Revenues:
Rental Income	$—	$101	$70
Total Revenues	—	101	70
Expenses:
Real Estate Tax and Appeal Fees	—	9	3
Organization Costs	—	—	142
Related Party Asset Management Fees	—	165	85
General and Administrative	160	82	1
Total Expenses	160	256	231
Loss Before Gain on Sale of Real Estate	(160)	(155)	(161)
Gain on Sale of Real Estate	171,671	—	—
Net Income (Loss)	$171,511	$(155)	$(161)

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 AND THE PERIOD FROM JULY 8, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Diamond Camelback, LLC	FR Merit Glendale, LLC	Total
	(In thousands)
Balance at July 8, 2020 (Inception)*	$—	$—	$—
Cash Contributions	37,480	36,011	73,491
Net Loss	(82)	(79)	(161)
Balance at December 31, 2020*	$37,398	$35,932	$73,330
Cash Contributions	239	229	468
Net Loss	(79)	(76)	(155)
Balance at December 31, 2021*	$37,558	$36,085	$73,643
Cash Contributions	5,033	4,835	9,868
Cash Distributions	(92,360)	(147,390)	(239,750)
Net Income	87,471	84,040	171,511
Incentive Fee Allocation	(31,308)	31,308	—
Balance at December 31, 2022	$6,394	$8,878	$15,272

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021*	Period from July 8, 2020 (Inception) Through December 31, 2020*
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$171,511	$(155)	$(161)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Gain on Sale of Real Estate	(171,671)	—	—
Decrease (Increase) in Prepaid Expenses and Other Assets, Net	1	7	(1)
(Decrease) Increase in Accounts Payable, Accrued Expenses and Due to Related Party	(25)	(51)	63
Net Cash Used in Operating Activities	(184)	(199)	(99)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate	—	(393)	(72,542)
Development Expenditures	(15,251)	(638)	—
Earnest Money Deposit Received	7,000	—	—
Net Proceeds from the Sale of Real Estate	239,753	—	—
Net Cash Provided by (Used in) Investing Activities	231,502	(1,031)	(72,542)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Construction Loan	9,037	—	—
Debt Issuance Costs	(1,380)	(3)	—
Contributions from Members	9,868	468	73,491
Distributions to Members	(239,750)	—	—
Net Cash (Used in) Provided by Financing Activities	(222,225)	465	73,491
Net Increase (Decrease) in Cash and Cash Equivalents	9,093	(765)	850
Cash and Cash Equivalents, Beginning of Period	85	850	—
Cash and Cash Equivalents, End of Period	$9,178	$85	$850
Supplemental Information to Statements of Cash Flows:
Interest Expense Capitalized In Connection with Development	$103	$—	$—
Non-Cash Investing Activities:
Accrued Expenses Related to Development Expenditures	$19,799	$386	$—
Liabilities Arising from the Sale of Real Estate	$19,715	$—	$—
Non-Cash Financing Activities:
Accrued Expenses Related to Debt Issuance Costs	$—	$32	$—
Debt Issuance Cost Amortization Capitalized in Connection with Development	$192	$—	$—

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 (NOT COVERED BY THE AUDITOR'S REPORT) AND 2020 (NOT
COVERED BY THE AUDITOR'S REPORT)
($ in thousands)
1. Organization and Formation of Joint Venture
DRI FR Glendale, LLC (the “Joint Venture”) was organized on July 8, 2020 in the state of Delaware. The Joint Venture was formed to acquire 577 developable acres of real property located in Glendale, AZ and to thereafter own, hold for investment, develop, operate, lease, maintain and sell the property. FR Merit Glendale, LLC (“FR Merit”) holds a 49% membership interest and Diamond Camelback LLC (“Diamond”), holds the remaining 51% membership interest (each a “Member” and together, the “Members”). FR Merit is a partnership that FR Glendale, LLC, a wholly owned subsidiary of First Industrial, L.P. (“First Industrial”) holds an 88% partnership interest in with the remaining 12% partnership interest being held by Merit Camelback 303, LLC, an Arizona limited liability company (“Merit”). FR Merit acts as the managing Member of the Joint Venture.
The Joint Venture finances its investments by drawing on the Members’ commitments to make capital contributions or such other financing as the Members deem appropriate. The Joint Venture is managed on a day to day basis by FR Merit. Major decisions are made by the Management Committee of the Joint Venture which consists of one representative from each Member.
As of December 31, 2022, the Joint Venture owned approximately 219 developable acres of land.
Any references to acres or square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements at December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021 and the period from July 8, 2020 (inception) through December 31, 2020 include the accounts and operating results of the Joint Venture. The Joint Venture wholly owns DRI FR Glendale Propco One, LLC, the operating data of which is consolidated with that of the Joint Venture as presented herein. All intercompany transactions have been eliminated.
Managements Use of Estimates
In order to conform with generally accepted accounting principles in the United States of America (“GAAP”), management, in preparation of the Joint Venture’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2022 and 2021, and the reported amounts of revenues and expenses for the years ended December 31, 2022 and 2021 and the period from July 8, 2020 (inception) through December 31, 2020. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments. The Joint Venture maintains cash and cash equivalents in banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. There have been no realized losses of such cash investments or accounts and the risk is mitigated by using nationally recognized banking institutions.
Investment in Real Estate and Depreciation
The purchase of land is stated at cost, including transaction costs.
The Joint Venture reviews its long-lived assets for impairment whenever an event or changes in circumstances indicate the carrying value of the asset may not be recoverable. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, the Joint Venture will recognize an impairment loss equal to the amount in which the carrying value exceeds the estimated fair value of the property or group of properties.

Real estate taxes, interest expense and other directly related costs incurred during construction periods are capitalized to the development projects from the point the Joint Venture begins undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Upon substantial completion, the Joint Venture reclassifies construction in progress to building, tenant improvements and leasing commissions and will start depreciating the asset based on the estimated useful life.
The Joint Venture classifies certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by the Members, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets. Upon held for sale classification, the value the properties are reflected at the lower of cost or fair value, less costs to dispose.
Fair Value of Financial Instruments
The fair values of prepaid expenses and other assets, accounts payable and other accrued expenses and due to related party were not materially different from their carrying or contract values due to the short-term nature of these financial instruments. The Joint Venture has concluded that its determination of fair value for these financial instruments was primarily based on level 2 inputs. See Note 4 for the fair value of the construction loan.
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the term of the construction loan. Accumulated amortization of debt issuance costs at December 31, 2022, which was capitalized to Construction in Progress, was $192.
Revenue Recognition
Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. For the years ended December 31, 2022 and 2021 and the period from July 8, 2020 (inception) through December 31, 2020, rental income includes land rent from a farm lease that has flat rent over the lease term. For the year ended December 31, 2022, rental revenues were accounted for as a reduction to capitalized development costs as development activities were in progress.
Gain on Sale of Real Estate
Asset sales are generally recognized when control of the asset being sold is transferred to the buyer. As the assets are sold, their costs and related accumulated depreciation, if any, are derecognized with resulting gains or losses reflected in net income. Estimated future costs to be incurred by the Joint Venture after completion of each sale are accrued and included in the determination of the gain on sales.
Income Taxes
In accordance with limited liability company taxation, each of the Members is responsible for reporting their share of taxable income or loss. Accordingly, no provision has been made in the financial statements for federal or state income taxes.

The Joint Venture files a federal tax return as well as a state return. The statute of limitations for income taxes is generally three years. As such, the Joint Venture’s tax returns for the 2022, 2021 and 2020 tax years are subject to examination.

3. Investment in Real Estate
On August 14, 2020, the Joint Venture acquired approximately 575 developable acres of land for a purchase price of $70,530, excluding closing costs. The Joint Venture accounted for the land parcel as an asset acquisition and therefore capitalized transaction costs to the land basis.
On March 24, 2021, the Joint Venture acquired approximately two developable acres of land for a purchase price of $370, excluding closing costs. The Joint Venture accounted for the land parcel as an asset acquisition and therefore capitalized transaction costs to the land basis.
On June 30, 2022, the Joint Venture sold 358 developable acres of land to a third party. Gross proceeds from the sale were $255,287 and the gain on sale of real estate was $171,671. The gain on sale of real estate for the year ended December 31, 2022 reflects a $1,972 deferral of gain relating to construction of infrastructure work the Joint Venture is required to perform for the purchaser. The deferred gain will be recognized into income based on the percentage of completion method. See Note 7.
As of December 31, 2022, the Joint Venture had approximately 103 acres of developable land held for sale.
4. Indebtedness
On July 29, 2022, the Joint Venture entered into a construction loan with a borrowing capacity of $149,514, which matures on July 29, 2025. The construction loan provides for interest only payments at a variable rate of one-month SOFR plus 3%. The gross outstanding balance of the construction loan is $9,037, net of unamortized debt issuance costs of $1,188 on the consolidated balance sheet as of December 31, 2022. The fair value of the construction loan at December 31, 2022 is $8,934 and was determined by discounting the future cash flows using rates, as advised by our banker, at which a similar construction loan would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The Joint Venture has concluded that its determination of fair value for the construction loan was primarily based on level 3 inputs. The Joint Venture believes it is in compliance with all covenants related to the construction loan as of December 31, 2022.
5. Members' Equity
Capital Contributions
The Members are required to make capital contributions in accordance with their ownership percentages from time to time as required by the Joint Venture's LLC agreement.
Distributions and Allocations of Profits and Losses
Distributions of operating cash flow and capital event proceeds are to be distributed to the Members in proportion to their ownership percentages, except to the extent an incentive fee is earned by FR Merit (see Note 6).
Operating profits and losses are allocated between the Members in proportion to their ownership percentages, except to the extent an incentive fee is earned by FR Merit (see Note 6).

6. Related Party Transactions
Fees paid by the Joint Venture to a subsidiary of First Industrial or FR Merit include asset management fees, development fees and incentive fees.
•A subsidiary of First Industrial is entitled to receive an annual asset management fee. The asset management fee is paid quarterly in arrears and is based on a percentage of the sum of all member capital contributions, net of any return of capital distributions, and the aggregate outstanding principal balance of the borrowed indebtedness of the Joint Venture, if any, as of the date of calculation. For the years ended December 31, 2022 and 2021 and the period from July 8, 2020 (inception) through December 31, 2020, the subsidiary of First Industrial earned asset management fees totaling $166, $221 and $85, respectively. For the years ended December 31, 2022 and 2021, asset management fees totaling $166 and $56, respectively, were capitalized in Construction in Progress in the consolidated balance sheets.
•A subsidiary of First Industrial is entitled to receive development fees, which fees are based on a percentage of all hard and soft costs incurred. For the years ended December 31, 2022 and 2021 and the period from July 8, 2020 (inception) through December 31, 2020, the subsidiary of First Industrial earned development fees totaling $1,600, $42 and $0, respectively, which are reflected in Construction in Progress in the consolidated balance sheets.
•FR Merit is entitled to receive an incentive fee. Incentive fees are based on a percentage of operating cash flow and capital event proceeds to be distributed to the Members after certain IRR hurdles are met. For the year ended December 31, 2022, the Joint Venture distributions to FR Merit included $29,913 of incentive fees related to capital event proceeds. The Joint Venture uses the hypothetical liquidation at book value ("HLBV") model to calculate the amount of incentive fees earned by FR Merit, in excess of incentive fees distributed from capital event proceeds. As of December 31, 2022, additional incentive fees of $1,395 were earned by FR Merit based on the HLBV model.
The Joint Venture’s payable balance to a wholly owned subsidiary of First Industrial and FR Merit for asset management fees development fees and other reimbursements totaled $34 and $98 at December 31, 2022 and 2021, respectively.
7. Commitments and Contingencies
In the normal course of business, the Joint Venture is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Joint Venture.
In conjunction with the development of industrial properties, the Joint Venture has entered into agreements with a general contractor for the construction of three industrial buildings totaling approximately 1.8 million square feet of gross leasable area. As of December 31, 2022, the aggregate estimated investment in these buildings is $210,300. Of this amount, approximately $180,841 remains to be funded.
In connection with the Joint Venture’s sale of 358 developable acres to a third party on June 30, 2022 (see Note 3), the Joint Venture is required to complete infrastructure work for the purchaser. As of December 31, 2022, the estimated cost of the infrastructure work was $21,656 of which $19,715 remains to be incurred.
8. Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from January 1, 2023 through the issuance date of this report, February 15, 2023.

From January 1, 2023 to February 15, 2023, the Joint Venture borrowed $13,962 under the construction loan agreement.

From January 1, 2023 to February 15, 2023, Diamond and FR Merit contributed $1,788 and $1,718, respectively, to the Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
Properties		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	$—	$779	$4,544	$(724)	$345	$4,254	$4,599	$3,021	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,593	726	5,723	6,449	3,740	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	2,182	828	6,564	7,392	4,224	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,397	1,157	8,170	9,327	5,221	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,229	546	4,194	4,740	2,502	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	1,068	804	5,464	6,268	3,269	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	911	574	4,037	4,611	2,163	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	711	459	3,208	3,667	1,720	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	3,478	1,604	15,938	17,542	8,196	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,134	1,550	8,134	9,684	3,533	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	(198)	740	3,424	4,164	3,162	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	191	513	1,438	1,951	839	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	411	715	2,717	3,432	1,697	2005
5356 E. Ponce De Leon Avenue	Stone Mountain, GA	—	604	3,888	1,093	610	4,975	5,585	3,624	2005
5390 E. Ponce De Leon Avenue	Stone Mountain, GA	—	397	1,791	543	402	2,329	2,731	1,560	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	26	716	2,140	2,856	1,189	2006
4555 Atwater Court	Buford, GA	—	881	3,550	449	885	3,995	4,880	2,176	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,212)	467	2,772	3,239	1,391	2007
596 Bonnie Valentine Way	Pendergrass, GA	—	2,580	21,730	2,514	2,594	24,230	26,824	8,528	2007
5055 Oakley Industrial Boulevard	Fairburn, GA	—	8,514	—	166	8,680	—	8,680	—	2008
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	464	2,428	2,351	4,779	1,269	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,232	2,502	17,231	19,733	3,393	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,386	3,661	34,375	38,036	3,040	2019
Baltimore/Washington D.C.
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	6,966	1,863	19,597	21,460	7,799	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	216	3,208	8,395	11,603	3,335	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(871)	2,206	8,469	10,675	3,498	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	2,218	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	666	938	3,175	4,113	2,072	2005
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	175	913	2,880	3,793	2,305	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	886	1,136	4,680	5,816	3,369	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	1,385	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	12,539	2,823	12,626	15,449	4,854	2008
100 Tyson Drive	Winchester, VA	—	2,320	—	11,126	2,401	11,045	13,446	4,305	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	420	3,411	17,564	20,975	5,023	2015
500 Old Post Road	Aberdeen, MD	—	8,289	30,533	5,143	8,289	35,676	43,965	9,118	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	19,591	12,081	60,593	72,674	6,752	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,849	4,978	15,334	20,312	1,596	2020
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	2,064	287	2,896	3,183	2,473	1994
2700 Commerce Drive	Middletown, PA	—	196	997	878	206	1,865	2,071	1,735	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,897	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,295	209	1,942	2,151	1,774	1994
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,393	541	9,252	9,793	5,142	1997
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	497	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	2,914	1,341	10,030	11,371	6,951	2005
6951 Allentown Boulevard	Harrisburg, PA	—	585	3,176	202	601	3,362	3,963	1,841	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	192	964	6,094	7,058	4,139	2005
1351 Eisenhower Boulevard, Bldg. 1	Harrisburg, PA	—	382	2,343	(297)	387	2,041	2,428	1,029	2006
1351 Eisenhower Boulevard, Bldg. 2	Harrisburg, PA	—	436	1,587	(322)	443	1,258	1,701	637	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	3,808	2,769	20,734	23,503	10,504	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	160	316	2,422	2,738	1,075	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	12,961	2,341	12,120	14,461	4,596	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	59,058	7,019	59,061	66,080	20,827	2008
225 Cross Farm Lane	York, PA	—	4,718	—	25,361	4,715	25,364	30,079	9,146	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	344	1,226	5,118	6,344	3,011	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	(1,524)	4,070	12,955	17,025	4,248	2012
20 Leo Lane	York County, PA	—	6,884	—	27,488	6,889	27,483	34,372	6,163	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	17,605	4,388	18,072	22,460	3,190	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	12,843	3,128	13,174	16,302	2,348	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,431	13,724	41,409	55,133	6,726	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	14,631	3,171	14,625	17,796	1,623	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,936	2,087	9,908	11,995	640	2020
1960 Weaversville Road	Allentown, PA	—	2,196	—	11,513	2,196	11,513	13,709	—	2022
2771 N. Market Street	Elizabethtown, PA	—	50,789	—	64,592	50,789	64,592	115,381	654	2022

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	1,376	521	4,358	4,879	2,563	1994
1385 101st Street	Lemont, IL	—	967	5,554	1,942	968	7,495	8,463	4,678	1994
2300 Windsor Court	Addison, IL	—	688	3,943	872	696	4,807	5,503	3,194	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,158	205	2,307	2,512	1,252	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	2,112	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(80)	162	1,283	1,445	692	2000
1005 101st Street	Lemont, IL	—	1,200	6,643	1,679	1,220	8,302	9,522	4,322	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	767	433	3,124	3,557	1,530	2002
251 Airport Road	North Aurora, IL	—	983	—	6,780	983	6,780	7,763	3,357	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	3,136	1,181	12,586	13,767	5,865	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,459	1,220	4,474	5,694	3,002	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	878	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,288)	1,134	3,003	4,137	1,146	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,326	579	3,062	3,641	1,481	2007
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	96	3,482	6,104	9,586	2,982	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	529	762	2,969	3,731	1,776	2008
8505 50th Street	Kenosha, WI	—	3,212	—	37,245	4,296	36,161	40,457	14,885	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	1,311	4,476	17,372	21,848	6,521	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	(2,005)	4,201	15,599	19,800	4,270	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(147)	534	1,810	2,344	472	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,116	1,943	24,116	26,059	4,261	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	1,101	1,788	8,352	10,140	2,014	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	1,038	2017
8725 31st Street	Somers, WI	—	2,133	—	26,102	2,134	26,101	28,235	4,069	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	18,560	2,598	18,557	21,155	3,027	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	748	2,400	10,719	13,119	1,501	2019
8630 31st Street	Somers, WI	—	1,784	—	32,642	1,784	32,642	34,426	—	2022
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,523	1,109	7,612	8,721	4,690	1996
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,769	630	5,769	6,399	3,014	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,557	779	6,557	7,336	3,203	2002
9345 Princeton-Glendale Road	Westchester, OH	—	818	1,648	480	840	2,106	2,946	1,474	2006
9525 Glades Drive	Westchester, OH	—	347	1,323	285	355	1,600	1,955	993	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	215	394	1,957	2,351	793	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	(43)	397	2,496	2,893	923	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	(323)	508	2,823	3,331	1,004	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	153	548	3,190	3,738	1,141	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	(657)	627	3,342	3,969	1,333	2007
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,177	172	2,189	2,361	949	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	600	142	1,445	1,587	668	1997
900-906 Great Southwest Parkway	Arlington, TX	—	237	1,342	882	270	2,191	2,461	1,140	1997
3000 West Commerce Street	Dallas, TX	—	456	2,584	910	469	3,481	3,950	2,052	1997
816 111th Street	Arlington, TX	—	251	1,421	235	258	1,649	1,907	978	1997
1602-1654 Terre Colony Court	Dallas, TX	—	458	2,596	927	468	3,513	3,981	1,800	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	302	316	2,331	2,647	1,139	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	495	443	2,923	3,366	1,498	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(188)	255	2,048	2,303	1,044	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	526	442	2,999	3,441	1,533	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	843	507	3,681	4,188	1,779	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	997	306	2,867	3,173	1,263	2001
2015 McKenzie Drive	Carrolton, TX	—	510	2,891	671	516	3,556	4,072	1,744	2001
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	537	481	3,231	3,712	1,651	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,111	629	4,633	5,262	2,228	2002
Plano Crossing Business Park	Plano, TX	—	1,961	11,112	913	1,981	12,005	13,986	5,937	2002
825-827 Avenue H	Arlington, TX	—	600	3,006	1,092	604	4,094	4,698	2,331	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	317	302	1,819	2,121	1,105	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	(84)	704	3,421	4,125	1,900	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	808	604	3,650	4,254	1,885	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	—	1,000	5,012	1,328	1,006	6,334	7,340	3,621	2004
2401-2407 Centennial Drive	Arlington, TX	—	600	2,534	710	604	3,240	3,844	2,013	2004
3111 West Commerce Street	Dallas, TX	—	1,000	3,364	1,088	1,011	4,441	5,452	2,710	2004
13800 Senlac Drive	Farmers Branch, TX	—	823	4,042	(149)	825	3,891	4,716	2,056	2005
801-831 S. Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	2,368	2,586	18,919	21,505	14,413	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	446	601	3,771	4,372	2,628	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	51	481	2,821	3,302	2,142	2005
3301 Century Circle	Irving, TX	—	760	3,856	(123)	771	3,722	4,493	1,748	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
3901 W. Miller Road	Garland, TX	—	1,912	—	14,414	1,947	14,379	16,326	5,064	2008
1251 North Cockrell Hill Road	Dallas, TX	—	2,064	—	14,689	1,073	15,680	16,753	3,490	2015
1171 North Cockrell Hill Road	Dallas, TX	—	1,215	—	10,982	632	11,565	12,197	2,570	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	7,094	1,349	7,046	8,395	1,289	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	1,247	2015
2250 East Bardin Road	Arlington, TX	—	1,603	—	10,164	1,603	10,164	11,767	1,656	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	13,106	3,963	13,106	17,069	1,336	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	8,413	2,243	8,413	10,656	1,539	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	48,002	4,779	47,898	52,677	4,588	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	9,867	1,901	9,858	11,759	1,442	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	24,451	7,514	24,456	31,970	2,239	2020
2051 Midway Road	Lewisville, TX	—	1,353	—	14,118	1,421	14,050	15,471	497	2022
2075 Midway Road	Lewisville, TX	—	2,785	—	17,129	2,841	17,073	19,914	467	2022
Denver
4785 Elati Street	Denver, CO	—	173	981	417	175	1,396	1,571	753	1997
4770 Fox Street	Denver, CO	—	132	750	325	134	1,073	1,207	614	1997
3851-3871 Revere Street	Denver, CO	—	361	2,047	345	368	2,385	2,753	1,449	1997
4570 Ivy Street	Denver, CO	—	219	1,239	244	221	1,481	1,702	883	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	243	291	1,870	2,161	1,120	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	356	381	2,480	2,861	1,497	1997
5977 North Broadway	Denver, CO	—	268	1,518	728	271	2,243	2,514	1,181	1997
5952-5978 North Broadway	Denver, CO	—	414	2,346	799	422	3,137	3,559	1,917	1997
4721 Ironton Street	Denver, CO	—	232	1,313	972	236	2,281	2,517	1,242	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	4	441	2,693	3,134	1,700	1997
9500 West 49th Street - A	Wheatridge, CO	—	283	1,625	218	287	1,839	2,126	1,119	1997
9500 West 49th Street - B	Wheatridge, CO	—	225	1,272	236	227	1,506	1,733	925	1997
9500 West 49th Street - C	Wheatridge, CO	—	600	3,409	252	601	3,660	4,261	2,246	1997
9500 West 49th Street - D	Wheatridge, CO	—	246	1,537	146	247	1,682	1,929	988	1997
451-591 East 124th Avenue	Thornton, CO	—	383	2,145	807	383	2,952	3,335	1,547	1997
11701 East 53rd Avenue	Denver, CO	—	416	2,355	291	422	2,640	3,062	1,621	1997
5401 Oswego Street	Denver, CO	—	273	1,547	225	278	1,767	2,045	1,095	1997
445 Bryant Street	Denver, CO	—	1,829	10,219	3,132	1,829	13,351	15,180	7,539	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	614	305	2,295	2,600	1,315	1998
4940-4950 Paris Street	Denver, CO	—	152	861	273	156	1,130	1,286	665	1998

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
7367 South Revere Parkway	Centennial, CO	—	926	5,124	1,647	934	6,763	7,697	3,819	1998
8020 Southpark Circle	Littleton, CO	—	739	—	3,227	781	3,185	3,966	1,625	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,640	370	1,582	1,952	810	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	313	372	2,197	2,569	1,114	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,706	1,304	8,076	9,380	3,831	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	234	572	3,413	3,985	1,740	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	402	620	3,991	4,611	1,860	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	211	517	2,231	2,748	1,265	2005
4001 Salazar Way	Frederick, CO	—	1,271	6,508	(519)	1,276	5,984	7,260	2,637	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	632	500	1,895	2,395	1,207	2006
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(424)	1,713	10,443	12,156	4,865	2006
21301 E. 33rd Drive	Aurora, CO	—	2,860	8,202	748	2,859	8,951	11,810	2,573	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	759	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	39,415	4,890	39,406	44,296	5,754	2019
3350 Odessa Way	Aurora, CO	—	1,596	4,531	230	1,596	4,761	6,357	234	2021
22600 E. 26th Avenue	Aurora, CO	—	1,501	—	42,892	1,483	42,910	44,393	358	2022
8000 E. 96th Avenue	Henderson, CO	—	7,086	403	19,839	7,086	20,242	27,328	—	2022
Detroit
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,083	1994
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,929	1994
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	574	1994
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	586	1994
2791 Research Drive	Rochester Hills, MI	—	557	2,731	732	560	3,460	4,020	3,281	1994
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	369	279	1,627	1,906	1,569	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	723	219	1,695	1,914	1,416	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	459	138	1,046	1,184	925	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	1,062	1994
23014 Commerce Drive	Farmington Hills, MI	—	39	203	189	56	375	431	359	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,005	295	1,945	2,240	1,748	1994
32975 Capitol Avenue	Livonia, MI	—	135	748	(26)	77	780	857	449	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	499	575	3,446	4,021	2,091	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(252)	58	588	646	399	1998
980 Chicago Road	Troy, MI	—	206	1,141	352	220	1,479	1,699	877	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,085	1,371	8,143	9,514	4,893	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,143	721	4,834	5,555	2,752	1998

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	838	1,412	6,209	7,621	3,441	1999
28435 Automation Boulevard	Wixom, MI	—	621	—	3,938	628	3,931	4,559	1,593	2004
32200 N. Avis Drive	Madison Heights, MI	—	503	3,367	(921)	195	2,754	2,949	1,331	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	272	685	2,282	2,967	1,695	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,551	2006
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	610	278	2,145	2,423	1,216	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,400	425	3,731	4,156	2,069	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	654	233	1,935	2,168	1,065	1997
8505 N. Loop East Freeway	Houston, TX	—	439	2,489	996	449	3,475	3,924	1,946	1997
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,541	611	4,892	5,503	2,708	1997
4851 Homestead Road	Houston, TX	—	491	2,782	2,362	504	5,131	5,635	2,719	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	770	290	2,375	2,665	1,236	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,011	470	3,612	4,082	2,152	1997
4300 Pine Timbers Street	Houston, TX	—	489	2,769	1,478	499	4,237	4,736	2,216	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,591	792	6,907	7,699	3,499	1997
6550 Long Point Road	Houston, TX	—	362	2,050	944	370	2,986	3,356	1,767	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	2,587	531	5,304	5,835	2,672	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	1,687	251	2,975	3,226	1,309	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,284	616	5,429	6,045	3,060	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	(69)	940	4,606	5,546	2,132	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,222	2005
7230-7238 Wynnwood Lane	Houston, TX	—	254	764	238	259	997	1,256	795	2007
7240-7248 Wynnwood Lane	Houston, TX	—	271	726	299	276	1,020	1,296	766	2007
7250-7260 Wynnwood Lane	Houston, TX	—	200	481	1,501	203	1,979	2,182	1,334	2007
6400 Long Point Road	Houston, TX	—	188	898	138	188	1,036	1,224	687	2007
4526 N. Sam Houston Parkway	Houston, TX	—	5,307	—	79	5,386	—	5,386	—	2008
7967 Blankenship Drive	Houston, TX	—	307	1,166	220	307	1,386	1,693	788	2010
4800 West Greens Road	Houston, TX	—	3,350	—	17,085	3,312	17,123	20,435	5,702	2014
611 East Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	1,377	2,013	8,765	10,778	2,223	2015
619 East Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	148	2,876	11,864	14,740	2,336	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,375	1,367	7,375	8,742	1,052	2018
607 East Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	372	2,076	12,046	14,122	1,396	2018
615 East Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(129)	4,265	11,854	16,119	1,695	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
2737 W. Grand Parkway N.	Katy, TX	—	2,885	—	10,932	2,885	10,932	13,817	833	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	13,325	2,885	13,325	16,210	1,164	2019
Miami
4700 NW 15th Avenue	Fort Lauderdale, FL	—	908	1,883	303	912	2,182	3,094	1,186	2007
4710 NW 15th Avenue	Fort Lauderdale, FL	—	830	2,722	315	834	3,033	3,867	1,262	2007
4720 NW 15th Avenue	Fort Lauderdale, FL	—	937	2,455	552	942	3,002	3,944	1,378	2007
4740 NW 15th Avenue	Fort Lauderdale, FL	—	1,107	3,111	342	1,112	3,448	4,560	1,477	2007
4750 NW 15th Avenue	Fort Lauderdale, FL	—	947	3,079	924	951	3,999	4,950	1,543	2007
4800 NW 15th Avenue	Fort Lauderdale, FL	—	1,092	3,308	123	1,097	3,426	4,523	1,488	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	4,146	864	7,567	8,431	3,485	2007
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	53	3,111	4,687	7,798	1,317	2016
2500 NW 19th Street	Pompano Beach, FL	—	6,213	11,117	1,982	6,213	13,099	19,312	2,906	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	10,070	5,714	10,059	15,773	791	2020
1501 NW 64th Street	Fort Lauderdale, FL	—	—	—	9,615	—	9,615	9,615	617	2021
6499 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	14,568	—	14,568	14,568	947	2021
6320 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	11,743	—	11,743	11,743	808	2021
8801 NW 87th Avenue	Medley, FL	—	15,052	—	24,154	14,982	24,224	39,206	864	2021
9001 NW 87th Avenue	Medley, FL	—	7,737	—	12,639	7,682	12,694	20,376	445	2021
8404 NW 90th Street	Medley, FL	—	11,606	—	18,010	11,588	18,028	29,616	570	2021
1200 NW 15th Street	Pompano Beach, FL	—	8,771	—	10,680	8,788	10,663	19,451	352	2021
5301 W. Copans Road Land	Margate, FL	—	8,679	—	13,392	8,697	13,374	22,071	52	2022
1801 North Andrews	Pompano Beach, FL	—	24,133	285	6	24,109	315	24,424	108	2022
11601 NW 107th Street	Miami, FL	—	9,112	10,131	—	9,112	10,131	19,243	170	2022
Minneapolis/St. Paul
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,951	288	1,949	2,237	1,256	1995
5775 12th Avenue	Shakopee, MN	—	590	—	5,781	590	5,781	6,371	2,610	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,787	888	7,659	8,547	3,999	1999
1087 Park Place	Shakopee, MN	—	1,195	4,891	643	1,198	5,531	6,729	2,326	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	1,517	1,395	9,663	11,058	3,791	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	—	1,296	7,157	452	1,299	7,606	8,905	4,375	2005
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,411	1,343	7,343	8,686	3,036	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,268	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	2,843	2,289	10,795	13,084	2,134	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	369	2,635	8,526	11,161	2,740	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	716	2,096	8,600	10,696	2,341	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,619	1,634	7,608	9,242	1,635	2014
7051 West Broadway Avenue	Brooklyn Park, MN	—	1,275	—	5,829	1,279	5,825	7,104	1,174	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	747	493	3,528	4,021	2,026	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	664	365	2,699	3,064	1,436	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	2,214	888	6,557	7,445	3,679	2005
211 Ellery Court	Nashville, TN	—	606	3,192	97	616	3,279	3,895	1,433	2007
130 Maddox Road	Mt. Juliet, TN	—	1,778	—	24,118	1,778	24,118	25,896	8,529	2008
1281 Couchville Pike	Mt. Juliet, TN	—	2,620	—	50,934	1,295	52,259	53,554	769	2022
400 Maddox Road	Mt. Juliet, TN	—	3,880	—	26,826	810	29,896	30,706	251	2022
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	903	503	3,618	4,121	2,203	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	913	593	4,132	4,725	2,467	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	596	375	2,649	3,024	1,603	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	710	377	2,742	3,119	1,591	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	498	362	2,451	2,813	1,457	1997
20 World's Fair Drive	Somerset, NJ	—	9	—	2,724	691	2,042	2,733	1,063	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,119	978	6,601	7,579	3,586	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	611	479	3,292	3,771	1,729	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	537	262	2,006	2,268	938	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	687	965	6,093	7,058	3,276	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	575	970	6,005	6,975	3,249	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,197	1,534	10,712	12,246	5,615	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	539	396	2,738	3,134	1,438	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	817	901	5,816	6,717	3,021	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	784	1,154	7,190	8,344	3,837	2000
2500 Main Street	Sayreville, NJ	—	944	—	4,862	944	4,862	5,806	2,248	2002
2400 Main Street	Sayreville, NJ	—	996	—	5,790	996	5,790	6,786	2,572	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	548	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	788	1,309	5,407	6,716	2,729	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,223	9,730	26,223	35,953	4,644	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	32	3,984	15,912	19,896	3,080	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	384	2,738	8,574	11,312	1,559	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,954	3,688	7,950	11,638	642	2019
445 Rising Sun Road	Bordentown, NJ	—	8,578	760	20,755	8,578	21,515	30,093	136	2022
Northern California
8649 Kiefer Boulevard	Sacramento, CA	—	4,376	—	57	4,433	—	4,433	—	2008
18501 W. Stanford Road	Tracy, CA	—	12,966	—	194	13,160	—	13,160	—	2008
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	577	3,440	2,425	5,865	538	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	878	4,897	5,084	9,981	642	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	23	5,158	3,806	8,964	466	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	1,959	3,312	3,982	7,294	175	2020
42650 Osgood Road	Fremont, CA	—	4,183	3,930	104	4,183	4,034	8,217	181	2021
2085 Burroughs Avenue	San Leandro, CA	—	5,764	7,263	880	5,764	8,143	13,907	481	2021
24200 Clawiter Road	Hayward, CA	—	11,446	3,707	36	11,449	3,740	15,189	231	2022
14951 Catalina Street	San Leandro, CA	—	4,690	3,527	22	4,683	3,556	8,239	86	2022
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	542	920	5,144	6,064	2,607	2005
6005 24th Street East	Bradenton, FL	—	6,377	—	57	6,434	—	6,434	—	2008
8751 Skinner Court	Orlando, FL	—	1,691	7,249	20	1,692	7,268	8,960	1,631	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	63	2,094	10,507	12,601	2,273	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	19	1,321	6,195	7,516	1,098	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	(23)	1,031	6,383	7,414	896	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	914	2018
770 Gills Drive	Orlando, FL	—	851	5,195	(36)	851	5,159	6,010	474	2019
2234 West Taft Vineland Road	Orlando, FL	—	1,748	9,635	380	1,750	10,013	11,763	563	2021
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	879	396	3,033	3,429	1,472	1999
50 South 56th Street	Chandler, AZ	—	1,206	3,218	642	1,252	3,814	5,066	1,694	2004
245 W. Lodge Drive	Tempe, AZ	—	898	3,066	(2,160)	362	1,442	1,804	672	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	123	1,292	6,074	7,366	2,084	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	—	2,563	9,388	(344)	2,563	9,044	11,607	3,198	2008
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	343	2,709	11,313	14,022	4,127	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	(244)	1,719	4,226	5,945	1,488	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	2,984	1,923	9,770	11,693	3,616	2008
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	2,101	2014

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	856	2014
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	830	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,254	4,315	16,254	20,569	3,001	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,413	6,271	31,401	37,672	6,267	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,374	1,805	5,374	7,179	434	2019
3600 North Cotton Lane	Goodyear, AZ	—	5,660	—	43,128	5,659	43,129	48,788	3,968	2020
3350 North Cotton Lane	Goodyear, AZ	—	6,373	31,198	2,816	6,373	34,014	40,387	2,862	2020
4580 N. Pebble Creek Parkway	Goodyear, AZ	—	8,714	—	59,670	8,777	59,607	68,384	2,119	2022
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	872	4,594	3,395	7,989	1,476	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	1,050	2,042	4,977	7,019	2,744	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	260	1,258	2,170	3,428	1,286	2008
621 37th Street NW	Auburn, WA	—	6,403	—	104	6,507	—	6,507	—	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	(92)	1,737	3,416	5,153	534	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	443	3,766	4,900	8,666	566	2018
22718 58th Place	Kent, WA	—	1,446	2,388	159	1,447	2,546	3,993	454	2019
14302 24th Street East	Sumner, WA	—	2,643	—	9,989	2,643	9,989	12,632	1,528	2019
1508 Valentine Avenue	Pacific, WA	—	18,790	3,051	—	18,786	3,055	21,841	103	2022
10920 Steele Street	Lakewood, WA	—	6,706	16	17,080	6,706	17,096	23,802	135	2022
20320 80th Avenue South	Kent, WA	—	4,136	1,072	15	4,136	1,087	5,223	29	2022
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	—	1,746	3,148	865	1,822	3,937	5,759	2,406	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	450	853	2,087	2,940	1,289	2005
2835 East Ana Street	Rancho Dominguez, CA	—	1,682	2,750	791	1,772	3,451	5,223	1,975	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,556	2,143	8,756	10,899	3,774	2006
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	1,147	2,902	8,155	11,057	3,981	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	2,082	3,031	7,885	10,916	3,765	2006
433 Alaska Avenue	Torrance, CA	—	681	168	995	684	1,160	1,844	296	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	574	1,446	1,808	3,254	890	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	136	821	894	1,715	497	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	42	565	495	1,060	295	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	216	483	579	1,062	283	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	147	1,102	773	1,875	389	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	176	1,214	1,046	2,260	641	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	1,097	2,895	3,018	5,913	1,631	2006
13100 Gregg Street	Poway, CA	—	1,040	4,160	626	1,073	4,753	5,826	2,791	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	300	2,608	3,487	6,095	1,856	2007
8015 Paramount Boulevard	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,935	2007
3365 E. Slauson Avenue	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,533	2007
3015 East Ana Street	Rancho Dominguez, CA	—	19,678	9,321	17,588	20,144	26,443	46,587	8,347	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	103	1,441	876	2,317	522	2007
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(599)	675	801	1,476	338	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	444	2007
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,060)	1,819	1,496	3,315	807	2007
777 190th Street	Gardena, CA	—	13,533	—	4,327	13,534	4,326	17,860	1,529	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	258	2,565	2,769	5,334	1,422	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(44)	6,090	7,829	13,919	5,555	2008
18201-18291 Santa Fe Avenue	Rancho Dominguez, CA	—	6,720	—	8,812	6,897	8,635	15,532	3,252	2008
1011 Rancho Conejo Boulevard	Thousand Oaks, CA	—	7,717	2,518	(201)	7,752	2,282	10,034	1,558	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	1,049	5,964	3,389	9,353	2,029	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	907	2,874	3,733	6,607	2,044	2008
2175 Cactus Road East	San Diego, CA	—	5,958	—	8,720	6,025	8,653	14,678	2,690	2008
2175 Cactus Road West	San Diego, CA	—	10,373	—	153	10,526	—	10,526	—	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	589	8,545	7,728	16,273	2,558	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,280	6,482	28,340	34,822	7,992	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	11,083	6,382	11,087	17,469	2,659	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,503	32,540	21,499	54,039	4,965	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	132	—	6,963	6,963	1,703	2014
4710 Guasti Road	Ontario, CA	—	2,846	6,564	(128)	2,846	6,436	9,282	1,667	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	6,740	2014
13414 S. Figueroa Street	Los Angeles, CA	—	1,701	—	6,618	1,887	6,432	8,319	1,375	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,076	4,400	8,076	12,476	2,346	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,589	2,694	4,588	7,282	1,295	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	3,881	2,792	3,881	6,673	691	2015
145 West 134th Street	Los Angeles, CA	—	2,901	2,285	149	2,901	2,434	5,335	695	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	(168)	3,182	10,475	13,657	2,416	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	(377)	5,034	21,718	26,752	4,854	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,273	1,274	11,273	12,547	1,871	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
1445 Engineer Street	Vista, CA	—	6,816	4,417	1,984	6,816	6,401	13,217	1,666	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,550	9,381	7,370	16,751	1,157	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	140	4,275	8,415	12,690	1,501	2017
2777 Loker Avenue West	Carlsbad, CA	—	7,599	13,267	594	7,599	13,861	21,460	2,688	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,731	4,900	12,731	17,631	2,373	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,375	9,813	13,329	23,142	2,836	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	2,771	2,907	6,151	216	2,909	6,365	9,274	972	2018
3809 Ocean Ranch Boulevard	Oceanside, CA	2,944	3,140	6,964	75	3,141	7,038	10,179	1,062	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,584	5,438	10,278	159	5,442	10,433	15,875	1,599	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,296	17,066	63,253	80,319	8,192	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,947	1,508	2,947	4,455	347	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	11,097	3,847	11,097	14,944	2,811	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,280	3,107	8,280	11,387	982	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	19,020	7,099	19,020	26,119	2,953	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,837	5,423	13,837	19,260	1,938	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,331	1,873	5,331	7,204	931	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	327	1,813	4,167	5,980	416	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	279	6,640	8,435	15,075	821	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	46	1,392	1,578	2,970	209	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	(20)	2,130	1,943	4,073	279	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	396	3,836	3,920	7,756	440	2019
353 Perry Street	Perris, CA	—	1,780	—	18,828	1,788	18,820	20,608	1,531	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	422	2019
801-817 E. Anaheim Street	Wilmington, CA	—	5,712	434	4	5,712	438	6,150	326	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	23,310	13,402	23,318	36,720	1,667	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,722	1,745	4,722	6,467	315	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,498	3,333	8,498	11,831	514	2020
19302-19400 S. Laurel Park Road	Rancho Dominguez, CA	—	12,816	1,649	6,240	12,815	7,890	20,705	180	2020
24665 Nandina Avenue	Moreno Valley, CA	—	4,016	—	17,123	4,066	17,073	21,139	724	2021

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2022
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/22				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2022
		(In thousands)
3125 Wilson Avenue	Perris, CA	—	4,328	—	24,222	4,328	24,222	28,550	556	2022
680 Columbia Avenue	Riverside, CA	—	936	5,117	4	936	5,121	6,057	162	2022
1458 E. Mission Boulevard	Pomona, CA	—	1,268	4,813	3	1,267	4,817	6,084	115	2022
1393 E. San Bernardino	San Bernardino, CA	—	19,385	308	89	19,363	419	19,782	53	2022
2755 S. Willow Avenue	Rialto, CA	—	17,155	4,258	4	17,155	4,262	21,417	280	2022
8410 Arjons Drive	San Diego, CA	—	3,757	2,885	—	3,757	2,885	6,642	56	2022
7666 Formula Place	San Diego, CA	—	6,909	3,549	(13)	6,899	3,546	10,445	59	2022
2042 S. Grove Avenue	Ontario, CA	—	15,358	404	17	15,358	421	15,779	15	2022
200 West Sinclair Street	Perris, CA	—	14,417	704	10	14,417	714	15,131	19	2022
Developments in Process
First Loop Logistics Park Building 1	Kissimmee, FL	—	1,863	16	8,545	2,503	7,921	10,424	—	N/A
First Loop Logistics Park Building 2	Kissimmee, FL	—	1,895	18	8,474	2,546	7,841	10,387	—	N/A
First Loop Logistics Park Building 3	Kissimmee, FL	—	1,968	19	9,093	2,643	8,437	11,080	—	N/A
First Loop Logistics Park Building 4	Kissimmee, FL	—	2,685	25	10,856	3,607	9,959	13,566	—	N/A
First Park Miami Building 1	Medley, FL	—	12,669	—	23,518	12,679	23,508	36,187	—	N/A
First Park Miami Building 10	Medley, FL	—	11,458	—	18,458	11,463	18,453	29,916	—	N/A
First Logistics Center @ 283 Building B	Elizabethtown, PA	—	32,706	—	36,396	32,706	36,396	69,102	—	N/A
First 92	Hayward, CA	—	7,194	—	5,785	7,195	5,784	12,979	—	N/A
First Elm Logistics Center	Fontana, CA	—	5,407	—	7,761	5,405	7,763	13,168	—	N/A
First Park Miami Building 13	Medley, FL	—	3,262	—	5,912	3,263	5,911	9,174	—	N/A
First Rider Logistics Center	Perris, CA	—	7,439	—	21,380	7,428	21,391	28,819	—	N/A
First Wilson Logistics Center II	Perris, CA	—	3,594	—	9,800	3,594	9,800	13,394	—	N/A
First Pioneer Logistics Center	Redlands, CA	—	26,470	542	26,152	26,427	26,737	53,164	—	N/A
First Stockton Logistics Center	Stockton, CA	—	7,654	—	7,347	5,852	9,149	15,001	—	N/A
Land Parcels
Land Parcels		—	345,599	6,909	47,428	344,752	55,184	399,936	—
Total		$10,299	$1,654,627	$1,417,535	$2,270,877	$1,646,179	$3,696,860	$5,343,039	$921,480

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2022
NOTES:
(a)See description of encumbrances in Note 4 to the Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.
(b)Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	3 to 50 years
Land Improvements	1 to 25 years
Tenant Improvements, Leasehold Improvements	Lease Term

At December 31, 2022, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $4.8 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2022	2021	2020
	(In thousands)
Balance, Beginning of Year	$4,646,444	$4,109,896	$3,830,209
Acquisition of Real Estate Assets	312,841	347,190	247,250
Construction Costs and Improvements	496,190	351,453	160,491
Disposition of Real Estate Assets	(90,762)	(139,207)	(109,070)
Write-off of Fully Depreciated and Other Assets	(21,674)	(22,888)	(18,984)
Balance, End of Year Including Real Estate Held for Sale	$5,343,039	$4,646,444	$4,109,896
Real Estate Held for Sale (A)	—	—	(22,263)
Balance, End of Year Excluding Real Estate Held for Sale	$5,343,039	$4,646,444	$4,087,633

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2022	2021	2020
	(In thousands)
Balance, Beginning of Year	$868,296	$839,349	$804,780
Depreciation for Year	119,477	107,876	102,533
Disposition of Real Estate Assets	(45,246)	(58,055)	(49,390)
Write-off of Fully Depreciated and Other Assets	(21,047)	(20,874)	(18,574)
Balance, End of Year Including Real Estate Held for Sale	$921,480	$868,296	$839,349
Real Estate Held for Sale (B)	—	—	(6,956)
Balance, End of Year Excluding Real Estate Held for Sale	$921,480	$868,296	$832,393
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
Date: February 15, 2023

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 15, 2023

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 15, 2023
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 15, 2023
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 15, 2023
John Rau

/S/ TERESA B. BAZEMORE	Director	February 15, 2023
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 15, 2023
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 15, 2023
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 15, 2023
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
Date: February 15, 2023

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 15, 2023

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 15, 2023
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 15, 2023
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 15, 2023
John Rau

/S/ TERESA B. BAZEMORE	Director	February 15, 2023
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 15, 2023
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 15, 2023
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 15, 2023
Marcus L. Smith