Form 10-Q
period 2023-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2023-04-21
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
At April 21, 2023, 132,243,163 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2023 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2023, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.5% equity interest in the Operating Partnership held by persons or entities other than the Company is classified within partners' capital in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,648,867	$1,646,179
Buildings and Improvements	3,487,413	3,442,957
Construction in Progress	265,720	253,903
Less: Accumulated Depreciation	(946,767)	(921,480)
Net Investment in Real Estate	4,455,233	4,421,559
Operating Lease Right-of-Use Assets	24,283	24,580
Cash and Cash Equivalents	65,835	133,244
Restricted Cash	5,864	11,874
Tenant Accounts Receivable	9,190	7,135
Investment in Joint Venture	33,943	8,822
Deferred Rent Receivable	128,442	122,918
Prepaid Expenses and Other Assets, Net	228,062	224,190
Total Assets	$4,950,852	$4,954,322
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$10,220	$10,299
Senior Unsecured Notes, Net	993,922	993,742
Unsecured Term Loans, Net	919,662	919,260
Unsecured Credit Facility	157,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	174,222	194,031
Operating Lease Liabilities	21,995	22,266
Rents Received in Advance and Security Deposits	101,805	100,166
Dividends and Distributions Payable	44,061	41,259
Total Liabilities	2,422,887	2,424,023
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,241,965 and 132,141,503 shares issued and outstanding)	1,322	1,321
Additional Paid-in Capital	2,400,269	2,401,334
Retained Earnings	35,987	23,131
Accumulated Other Comprehensive Income	20,732	33,412
Total First Industrial Realty Trust, Inc.'s Equity	2,458,310	2,459,198
Noncontrolling Interests	69,655	71,101
Total Equity	2,527,965	2,530,299
Total Liabilities and Equity	$4,950,852	$4,954,322
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Lease Revenue	$146,606	$124,912
Joint Venture Fees	1,073	37
Other Revenue	1,744	564
Total Revenues	149,423	125,513
Expenses:
Property Expenses	42,182	35,415
General and Administrative	9,354	8,741
Joint Venture Development Services Expense	784	—
Depreciation and Other Amortization	39,772	33,910
Total Expenses	92,092	78,066
Other Income (Expense):
Interest Expense	(16,119)	(9,636)
Amortization of Debt Issuance Costs	(904)	(756)
Total Other Income (Expense)	(17,023)	(10,392)
Income from Operations Before Equity in Income (Loss) of Joint Venture and Income Tax (Provision) Benefit	40,308	37,055
Equity in Income (Loss) of Joint Venture	27,634	(22)
Income Tax (Provision) Benefit	(7,167)	90
Net Income	60,775	37,123
Less: Net Income Attributable to the Noncontrolling Interests	(4,808)	(865)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,967	$36,258
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.42	$0.27
Weighted Average Shares Outstanding - Basic	132,211	131,811
Weighted Average Shares Outstanding - Diluted	132,299	131,885
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Income	$60,775	$37,123
Mark-to-Market (Loss) Gain on Derivative Instruments	(13,020)	11,095
Amortization of Derivative Instruments	102	102
Comprehensive Income	47,857	48,320
Comprehensive Income Attributable to Noncontrolling Interests	(4,482)	(1,127)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$43,375	$47,193
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2023:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	55,967	—	4,808	60,775
Other Comprehensive Loss	—	—	—	(12,592)	(326)	(12,918)
Stock Based Compensation Activity	1	(412)	(710)	—	5,748	4,627
Common Stock Dividends and Unit Distributions ($0.320 Per Share/Unit)	—	—	(42,401)	—	(1,059)	(43,460)
Conversion of Limited Partner Units to Common Stock	—	513	—	—	(513)	—
Distributions to Noncontrolling Interests	—	—	—	—	(11,358)	(11,358)
Reallocation - Additional Paid-in Capital	—	(1,166)	—	—	1,166	—
Reallocation - Other Comprehensive Income	—	—	—	(88)	88	—
Balance as of March 31, 2023	$1,322	$2,400,269	$35,987	$20,732	$69,655	$2,527,965

Three Months Ended March 31, 2022:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	36,258	—	865	37,123
Other Comprehensive Income	—	—	—	10,935	262	11,197
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	(198)	(1,483)	—	4,401	2,721
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,009)	—	(878)	(39,887)
Conversion of Limited Partner Units to Common Stock	—	36	—	—	(36)	—
Contributions from Noncontrolling Interest	—	—	—	—	103	103
Reallocation - Additional Paid-in Capital	—	12	—	—	(12)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of March 31, 2022	$1,320	$2,388,620	$(182,527)	$6,703	$58,259	$2,272,375
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,775	$37,123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	31,650	28,159
Amortization of Debt Issuance Costs	904	756
Other Amortization, Including Equity Based Compensation	7,502	8,330
Equity in (Income) Loss of Joint Venture	(27,634)	22
Distributions from the Joint Venture	5,208	—
Straight-line Rental Income and Expense, Net	(5,498)	(4,247)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(12,357)	(8,692)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	9,768	(1,553)
Net Cash Provided by Operating Activities	70,318	59,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(5,559)	(83,391)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(94,336)	(115,666)
Contributions to and Investments in Joint Venture	(2,973)	(1,383)
Increase in Escrow Deposits and Other Investing Activity	(1,260)	(2,580)
Net Cash Used in Investing Activities	(104,128)	(203,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(7)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	12,823
Tax Paid on Vested Equity Compensation	(2,459)	(2,942)
Common Stock Dividends and Unit Distributions Paid	(39,713)	(36,206)
Repayments on Mortgage Loans Payable	(79)	(784)
Proceeds from Unsecured Credit Facility	80,000	168,000
Repayments on Unsecured Credit Facility	(66,000)	(12,000)
Contributions from Noncontrolling Interests	—	103
Distributions to Noncontrolling Interests	(11,358)	—
Net Cash (Used in) Provided by Financing Activities	(39,609)	128,987
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(73,419)	(14,135)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Period	$71,699	$44,645

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$3,981	$4,069
Cash Paid for Operating Lease Liabilities	$861	$807
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$56	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$44,061	$40,298
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(513)	$(36)
Common Stock	—	—
Additional Paid-in Capital	513	36
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$1	$151
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$60,410	$105,390
Tenant Improvements Funded by Tenant	$2,528	$—
Write-off of Fully Depreciated Assets	$(10,331)	$(5,428)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,648,867	$1,646,179
Buildings and Improvements	3,487,413	3,442,957
Construction in Progress	265,720	253,903
Less: Accumulated Depreciation	(946,767)	(921,480)
Net Investment in Real Estate (including $311,953 and $313,245 related to consolidated variable interest entities, see Note 5)	4,455,233	4,421,559
Operating Lease Right-of-Use Assets	24,283	24,580
Cash and Cash Equivalents	65,835	133,244
Restricted Cash	5,864	11,874
Tenant Accounts Receivable	9,190	7,135
Investment in Joint Venture	33,943	8,822
Deferred Rent Receivable	128,442	122,918
Prepaid Expenses and Other Assets, Net	237,343	233,471
Total Assets	$4,960,133	$4,963,603
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$10,220	$10,299
Senior Unsecured Notes, Net	993,922	993,742
Unsecured Term Loans, Net	919,662	919,260
Unsecured Credit Facility	157,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	174,222	194,031
Operating Lease Liabilities	21,995	22,266
Rents Received in Advance and Security Deposits	101,805	100,166
Distributions Payable	44,061	41,259
Total Liabilities	2,422,887	2,424,023
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,241,965 and 132,141,503 units outstanding)	2,408,539	2,395,601
Limited Partners Units (3,410,233 and 3,055,766 units outstanding)	100,638	95,015
Accumulated Other Comprehensive Income	21,268	34,186
Total First Industrial L.P.'s Partners' Capital	2,530,445	2,524,802
Noncontrolling Interests	6,801	14,778
Total Partners' Capital	2,537,246	2,539,580
Total Liabilities and Partners' Capital	$4,960,133	$4,963,603
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Lease Revenue	$146,606	$124,912
Joint Venture Fees	1,073	37
Other Revenue	1,744	564
Total Revenues	149,423	125,513
Expenses:
Property Expenses	42,182	35,415
General and Administrative	9,354	8,741
Joint Venture Development Services Expense	784	—
Depreciation and Other Amortization	39,772	33,910
Total Expenses	92,092	78,066
Other Income (Expense):
Interest Expense	(16,119)	(9,636)
Amortization of Debt Issuance Costs	(904)	(756)
Total Other Income (Expense)	(17,023)	(10,392)
Income from Operations Before Equity in Income (Loss) of Joint Venture and Income Tax (Provision) Benefit	40,308	37,055
Equity in Income (Loss) of Joint Venture	27,634	(22)
Income Tax (Provision) Benefit	(7,167)	90
Net Income	60,775	37,123
Less: Net Income Attributable to the Noncontrolling Interests	(3,381)	(18)
Net Income Available to Unitholders and Participating Securities	$57,394	$37,105
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.43	$0.28
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.42	$0.28
Weighted Average Units Outstanding - Basic	134,686	134,073
Weighted Average Units Outstanding - Diluted	135,231	134,495
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Income	$60,775	$37,123
Mark-to-Market (Loss) Gain on Derivative Instruments	(13,020)	11,095
Amortization of Derivative Instruments	102	102
Comprehensive Income	47,857	48,320
Comprehensive Income Attributable to Noncontrolling Interests	(3,381)	(18)
Comprehensive Income Attributable to Unitholders	$44,476	$48,302
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2023:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	55,947	1,447	—	3,381	60,775
Other Comprehensive Loss	—	—	(12,918)	—	(12,918)
Stock Based Compensation Activity	(1,121)	5,748	—	—	4,627
Unit Distributions ($0.320 Per Unit)	(42,401)	(1,059)	—	—	(43,460)
Conversion of Limited Partner Units to General Partner Units	513	(513)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(11,359)	(11,359)
Balance as of March 31, 2023	$2,408,539	$100,638	$21,268	$6,801	$2,537,246

Three Months Ended March 31, 2022:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	36,237	868	—	18	37,123
Other Comprehensive Income	—	—	11,197	—	11,197
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	(1,680)	4,401	—	—	2,721
Unit Distributions ($0.295 Per Unit)	(39,009)	(878)	—	—	(39,887)
Conversion of Limited Partner Units to General Partner Units	36	(36)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	112	112
Distributions to Noncontrolling Interests	—	—	—	(40)	(40)
Balance as of March 31, 2022	$2,183,879	$85,790	$6,866	$5,044	$2,281,579
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,775	$37,123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	31,650	28,159
Amortization of Debt Issuance Costs	904	756
Other Amortization, Including Equity Based Compensation	7,502	8,330
Equity in (Income) Loss of Joint Venture	(27,634)	22
Distributions from the Joint Venture	5,208	—
Straight-line Rental Income and Expense, Net	(5,498)	(4,247)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(12,357)	(8,661)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	9,768	(1,553)
Net Cash Provided by Operating Activities	70,318	59,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(5,559)	(83,391)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(94,336)	(115,666)
Contributions to and Investments in the Joint Venture	(2,973)	(1,383)
Increase in Escrow Deposits and Other Investing Activity	(1,260)	(2,580)
Net Cash Used in Investing Activities	(104,128)	(203,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(7)
Contribution of General Partner Units	—	12,823
Tax Paid on Vested Equity Compensation	(2,459)	(2,942)
Unit Distributions Paid	(39,713)	(36,206)
Contributions from Noncontrolling Interests	1	112
Distributions to Noncontrolling Interests	(11,359)	(40)
Repayments on Mortgage Loans Payable	(79)	(784)
Proceeds from Unsecured Credit Facility	80,000	168,000
Repayments on Unsecured Credit Facility	(66,000)	(12,000)
Net Cash (Used in) Provided by Financing Activities	(39,609)	128,956
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(73,419)	(14,135)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Period	$71,699	$44,645

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$3,981	$4,069
Cash Paid for Operating Lease Liabilities	$861	$807
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$56	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$44,061	$40,298
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(513)	$(36)
General Partner Units	513	36
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$1	$151
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$60,410	$105,390
Tenant Improvements Funded by Tenant	$2,528	$—
Write-off of Fully Depreciated Assets	$(10,331)	$(5,428)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% ownership interest ("General Partner Units") at March 31, 2023. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.5% at March 31, 2023 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
Through a wholly-owned TRS of the Operating Partnership, we own an equity interest in a joint venture (the "Joint Venture"). We also provide various services to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. See Note 5 for more information related to the Joint Venture.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Venture are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of March 31, 2023, we owned 431 industrial properties located in 18 states, containing an aggregate of approximately 65.7 million square feet of gross leasable area ("GLA"). Of the 431 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2022 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2022 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2022 audited consolidated financial statements included in our 2022 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2023 and December 31, 2022, and the reported amounts of revenues and expenses for the three months ended March 31, 2023 and 2022. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2023 and December 31, 2022, the results of our operations and comprehensive income for each of the three months ended March 31, 2023 and 2022, and our cash flows for each of the three months ended March 31, 2023 and 2022. All adjustments are of a normal recurring nature.
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
Reclassifications
Deferred Leasing Intangibles, Net as of December 31, 2022 have been reclassified to the Prepaid Expenses and Other Assets, Net line item and to the Accounts Payable, Accrued Expenses and Other Liabilities line item in the consolidated balance sheets to conform to the 2023 presentation. Joint Venture Fees for the three months ended March 31, 2022 has been reclassified from the Other Revenue line item in the consolidated statements of operations to conform to the 2023 presentation.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2023, we acquired one industrial property comprised of approximately 0.02 million square feet of GLA. We accounted for the property as an asset acquisition and therefore capitalized transaction costs to the basis of the acquired asset. The following table summarizes the allocation of the purchase price, excluding transaction costs, to each major asset class for the industrial property acquired during the three months ended March 31, 2023:

Land	$3,091
Building and Improvements	2,593
In-Place Leases	316
Total Purchase Price	$6,000

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2023	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2023	December 31, 2022
Mortgage Loan Payable	$10,220	$10,299	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(4,598)	(4,777)
Unamortized Discounts	(51)	(52)
Senior Unsecured Notes, Net	$993,922	$993,742
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.84%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.88%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(5,338)	(5,740)
Unsecured Term Loans, Net	$919,662	$919,260
Unsecured Credit Facility (C)	$157,000	$143,000	5.62%	N/A	7/7/2025
_______________
(A) The interest rate at March 31, 2023 includes the impact of derivative instruments we entered into to effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $2,962 and $3,285 as of March 31, 2023 and December 31, 2022, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of March 31, 2023, mortgage loan payable is collateralized by industrial properties with a net carrying value of $31,665. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of March 31, 2023.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2023	$241
2024	335
2025	457,349
2026	200,364
2027	556,449
Thereafter	876,053
Total	$2,090,791
Our unsecured credit facility (the "Unsecured Credit Facility"), our Unsecured Term Loans, our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2023; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2023 and December 31, 2022, the fair value of our indebtedness was as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$10,220	$9,710	$10,299	$9,765
Senior Unsecured Notes, Net	998,520	897,208	998,519	883,444
Unsecured Term Loans	925,000	910,113	925,000	909,187
Unsecured Credit Facility	157,000	157,000	143,000	143,000
Total	$2,090,740	$1,974,031	$2,076,818	$1,945,396
_______________
(A) The carrying amounts include unamortized discounts and exclude unamortized debt issuance costs.

The fair value of our mortgage loan payable was determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rate we utilized was internally estimated. The fair value of the senior unsecured notes was determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and the Unsecured Term Loans was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for our mortgage loan payable, each of our senior unsecured notes and the Unsecured Term Loans was primarily based upon Level 3 inputs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	March 31, 2023	December 31, 2022
ASSETS
Assets:
Net Investment in Real Estate	$311,953	$313,245
Operating Lease Right-of-Use Assets	12,978	13,000
Cash and Cash Equivalents	2,411	2,915
Deferred Rent Receivable	13,864	13,261
Prepaid Expenses and Other Assets, Net	12,923	12,919
Total Assets	$354,129	$355,340
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$12,648	$18,148
Operating Lease Liabilities	10,242	10,249
Rents Received in Advance and Security Deposits	7,045	7,917
Partners' Capital	324,194	319,026
Total Liabilities and Partners' Capital	$354,129	$355,340
Joint Venture
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture. Since we own our interest in the Joint Venture through a partnership with a third party and we hold the power to direct the activities that most significantly impact the economic performance of the partnership, we consolidate the partnership and reflect our partner's 6% interest in the Joint Venture within the financial statements (see Note 6). The Joint Venture was formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area.
Under the operating agreement for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, the Joint Venture's operating agreement provides us the ability to earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the three months ended March 31, 2023 and 2022, we earned fees of $1,350 and $73, respectively, from the Joint Venture, related to asset management and development services, of which we deferred recognition of $277 and $36, respectively, due to our economic interest in the Joint Venture. During the three months ended March 31, 2023, we incurred fees of $784 related to third-party development management services associated with the Joint Venture. At March 31, 2023 and December 31, 2022, we had an aggregate receivable from the Joint Venture of $44 and $34, respectively.
Net income (loss) of the Joint Venture for the three months ended March 31, 2023 and 2022 was $40,045 and $(45), respectively. Included in net income during the three months ended March 31, 2023 is gain on sale of real estate of $40,041 related to the sale of approximately 31 acres of land for which our economic share of the gain on sale was $19,620. For the three months ended March 31, 2023, we earned incentive fees of $8,045 from the Joint Venture, which is reflected in the Equity In Income of Joint Venture line item in the consolidated statement of operations.

The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at March 31, 2023. During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third party lender (the "Joint Venture Loan"). As of March 31, 2023, the balance of the Joint Venture Loan is $31,223, exclusive of $1,074 of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $210,300 and the Joint Venture is using a third-party contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
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
Noncontrolling Interest - Joint Venture

Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest. For the three months ended March 31, 2023, our partner's share of the partnership's income was $3,361, and was reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes $6,021 that is our third party partner's interest at March 31, 2023.

ATM Program

On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2023, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2023:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2022	$34,186	$34,186	$(774)	$33,412
Other Comprehensive Loss Before Reclassifications	(8,919)	(8,919)	238	(8,681)
Amounts Reclassified from Accumulated Other Comprehensive Income	(3,999)	(3,999)	—	(3,999)
Net Current Period Other Comprehensive Loss	(12,918)	(12,918)	238	(12,680)
Balance as of March 31, 2023	$21,268	$21,268	$(536)	$20,732
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$102	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(4,101)	1,487	Interest Expense
Total	$(3,999)	$1,589
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps (all defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,967	$36,258
Net Income Allocable to Participating Securities	(47)	(31)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$55,920	$36,227
Denominator (In Thousands):
Weighted Average Shares - Basic	132,211	131,811
Effect of Dilutive Securities:
Performance Units (See Note 9)	88	74
Weighted Average Shares - Diluted	132,299	131,885
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.42	$0.27
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net Income Available to Unitholders and Participating Securities	$57,394	$37,105
Net Income Allocable to Participating Securities	(134)	(88)
Net Income Available to Unitholders	$57,260	$37,017
Denominator (In Thousands):
Weighted Average Units - Basic	134,686	134,073
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	545	422
Weighted Average Units - Diluted	135,231	134,495
Basic EPU:
Net Income Available to Unitholders	$0.43	$0.28
Diluted EPU:
Net Income Available to Unitholders	$0.42	$0.28
At March 31, 2023 and 2022, participating securities for the Company included 130,728 and 125,185, respectively, Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2023 and 2022, participating securities for the Operating Partnership included 347,165 and 326,473, respectively, Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2023, 44,821 performance units ("Performance Units") and 280,083 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $8,054 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the three months ended March 31, 2023, 52,107 shares of restricted stock units ("Service Units") and 86,982 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $7,132 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the three months ended March 31, 2023, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $6,141 and $5,101 for the three months ended March 31, 2023 and 2022, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $1,706 and $1,173 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had $19,581 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 1.04 years.

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
We have interest rate swaps to manage our exposure to changes in the one-month LIBOR rate, the one-month SOFR rate and the adjusted daily simple SOFR rate related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps"). We have eight interest rate swaps with an aggregate notional value of $425,000 that fix the one-month SOFR rate at 2.69% and mature on September 30, 2027 (the "2022 Swaps"). We have seven interest rate swaps, with an aggregate notional value of $300,000 that fix the adjusted daily simple SOFR rate at 3.93% (the "2022 Swaps II"). $150,000 of the 2022 Swaps II's aggregate notional value matures on December 1, 2025 and the remaining $150,000 of the 2022 Swaps II's aggregate notional value matures on August 1, 2027. We have designated the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps as cash flow hedges.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of March 31, 2023, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements:
Description	Fair Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$15,077	—	$15,077	—
2022 Swaps	$12,070	—	$12,070	—
Liabilities:
2022 II Swaps	$(3,387)	—	$(3,387)	—

	Fair Value at December 31, 2022
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$17,976	—	$17,976	—
2022 Swaps	$19,057	—	$19,057	—
Liabilities:
2022 II Swaps	$(253)	—	$(253)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the three months ended March 31, 2023. See Note 7 for more information regarding our derivatives.
The estimated fair value of the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps fell within Level 2 of the fair value hierarchy.

11. Related Party Transactions
At March 31, 2023 and December 31, 2022, the Operating Partnership had receivable balances of $9,285 and $9,285, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2023, we had 11 development projects totaling approximately 3.6 million square feet of GLA under construction. The estimated total investment as of March 31, 2023 is approximately $568,700. Of this amount, approximately $258,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
Subsequent to March 31, 2023, we acquired one industrial property for a purchase price of $5,200, excluding transaction costs. In addition, we sold one land parcel for $1,100, excluding transaction costs.

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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2022 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2023, we owned 431 industrial properties located in 18 states, containing an aggregate of approximately 65.7 million square feet of gross leasable area ("GLA"). Of the 431 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% ownership interest ("General Partner Units") at March 31, 2023. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.5% at March 31, 2023 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Through a wholly-owned TRS of the Operating Partnership, we own an equity interest in a joint venture (the "Joint Venture"). We also provide various services to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Operating Partnership or the Company as presented herein.
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties; (ii) the acquisition of individual or portfolios of industrial properties which meet our investment parameters within our 15 target markets with a primary emphasis on coastal markets; (iii) the expansion of our existing properties; and (iv) securing additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 key logistic markets where developable land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our light industrial holdings.
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
•Market Strategy. Our market strategy is to concentrate on 15 industrial real estate markets in the United States with a primary emphasis on coastal markets. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; and (v) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.
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
•Acquisition/Development Strategy. Our investment strategy is primarily focused on developing and acquiring industrial properties in 15 key logistics markets in the United States, with an emphasis on markets with a coastal orientation, through the deployment of experienced regional management teams. When evaluating potential industrial property acquisitions and developments, we consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, functionality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.
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

Summary of the Three Months Ended March 31, 2023
Our operating results remained strong during the three months ended March 31, 2023. Our quarter end in-service occupancy was 98.7% and for leases that commenced during the three months ended March 31, 2023, we increased cash rental rates by 58.3% on new and renewal leasing. At March 31, 2023, we had 11 projects comprising 3.6 million square feet of GLA under development with an estimated investment of approximately $569 million.
During the three months ended March 31, 2023, we completed the following significant real estate activities:
•We acquired an industrial property comprised of approximately 0.02 million square feet of GLA located in our Southern California market for an aggregate purchase price of $6.0 million, excluding transaction costs.
•We commenced speculative development of one industrial building comprised of 0.4 million square feet of GLA in our Philadelphia market.
•Our Joint Venture sold approximately 31 acres of land located in Phoenix for gross proceeds of $50 million. Our pro-rata share of the gain was $17.3 million and we recognized an incentive fee of $7.1 million. These amounts exclude our Joint Venture partner's 6% share that we consolidate and report in our financial statements as Noncontrolling Interest.
Our significant financing activities during the three months ended March 31, 2023 were:
•We declared first quarter cash dividends of $0.32 per common share or Unit per quarter, an increase of 8.5% from the 2022 quarterly rate.
•At March 31, 2023, we had $590.1 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents and restricted cash of $69.8 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2023 and 2022. Same store properties are properties owned prior to January 1, 2022 and held as an in-service property through March 31, 2023 and developments and redevelopments that were placed in service prior to January 1, 2022. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2021 and held as an operating property through March 31, 2023. Sold properties are properties that were sold subsequent to December 31, 2021. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2022; or b) stabilized prior to January 1, 2022. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
Our net income was $60.8 million and $37.1 million for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and 2022, the average daily occupancy rate of our same store properties was 98.4% and 97.7%, respectively.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$128,614	$119,732	$8,882	7.4%
Acquired Properties	2,497	134	2,363	1,763.4%
Sold Properties	—	3,468	(3,468)	(100.0)%
(Re)Developments	13,264	734	12,530	1,707.1%
Other	5,048	1,445	3,603	249.3%
Total Revenues	$149,423	$125,513	$23,910	19.0%
Revenues from same store properties increased $8.9 million primarily due to increases in rental rates and occupancy as well as an increase in tenant recoveries. Revenues from acquired properties increased $2.4 million due to the 12 industrial properties acquired subsequent to December 31, 2021 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $3.5 million due to the nine industrial properties sold subsequent to December 31, 2021 totaling approximately 2.2 million square feet of GLA. Revenues from (re)developments increased $12.5 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $3.6 million primarily due to joint venture fees and legal settlement proceeds as well as revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$31,900	$30,199	$1,701	5.6%
Acquired Properties	574	32	542	1,693.8%
Sold Properties	1	792	(791)	(99.9)%
(Re)Developments	3,739	294	3,445	1,171.8%
Other	5,968	4,098	1,870	45.6%
Total Property Expenses	$42,182	$35,415	$6,767	19.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.7 million primarily due to an increase in real estate tax expense and insurance. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2021. Property expenses from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2021. Property expenses from (re)developments increased $3.4 million primarily due to the substantial completion of developments. Property expenses from other increased $1.9 million due to an increase in real estate expense on land parcels and certain miscellaneous expenses.
General and administrative expense increased by $0.6 million, or 7.0%, due to an increase in compensation and other professional costs.
Joint Venture development services expense of $0.8 million for the three months ended March 31, 2023 relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$32,126	$32,265	$(139)	(0.4)%
Acquired Properties	1,097	—	1,097	—
Sold Properties	—	630	(630)	(100.0)%
(Re)Developments	5,174	403	4,771	1,183.9%
Corporate Furniture, Fixtures and Equipment and Other	1,375	612	763	124.7%
Total Depreciation and Other Amortization	$39,772	$33,910	$5,862	17.3%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2021. Depreciation and other amortization from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2021. Depreciation and other amortization from (re)developments increased $4.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.8 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2021 and therefore are not yet included in the same store pool.
Interest expense increased by $6.5 million, or 67.3%, due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2023 ($2,069.5 million) as compared to the three months ended March 31, 2022 ($1,690.3 million), as well as an increase in the weighted average interest rate for the three months ended March 31, 2023 (3.94%) as compared to the three months ended March 31, 2022 (3.29%), and a small decrease in capitalized interest of $0.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Amortization of debt issuance costs increased $0.1 million, or 19.6%, due to debt issuance costs incurred in 2022 related to the issuance of the $425.0 million and $300.0 million term loans.
Equity in income of joint venture of $27.6 million for the three months ended March 31, 2023 includes our pro-rata share of gain from the sale of real estate by the Joint Venture of $19.6 million as well as an incentive fee of $8.0 million we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements.
Income tax expense of $7.2 million is attributable to taxable gains and an incentive fee recognized by one of our TRSs from its share of equity in income from the Joint Venture during the three months ended March 31, 2023.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2023. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	24	1,194	$12.63	121.1%	5.5	$6.53	N/A
Renewal Leases	35	2,441	$8.37	65.5%	5.5	$2.42	63.0%
Development / Acquisition Leases	6	319	$11.91	N/A	6.6	N/A	N/A
Total / Weighted Average	65	3,954	$9.94	85.3%	5.6	$3.77	63.0%
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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2023, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	18	826	$1,716
Renewal Leases	5	628	1,117
Development / Acquisition Leases	6	319	550
Total	29	1,773	$3,383

Liquidity and Capital Resources
At March 31, 2023, our cash and cash equivalents and restricted cash was approximately $69.8 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements, and we also had $590.1 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2023.
We have considered our short-term (through March 31, 2024) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2024) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of April 21, 2023, we had approximately $518.1 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash provided by operating activities	$70,318	$59,898
Net cash used in investing activities	(104,128)	(203,020)
Net cash (used in) provided by financing activities	(39,609)	128,987

The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash provided by operating activities	$70,318	$59,929
Net cash used in investing activities	(104,128)	(203,020)
Net cash (used in) provided by financing activities	(39,609)	128,956

Changes in cash flow for the three months ended March 31, 2023, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $10.4 million, primarily due to the following:
•increase in NOI from same store properties, acquired properties and recently developed properties of $18.1 million offset by a decrease in NOI due to the disposition of real estate of $2.7 million; and
•increase in distributions from our Joint Venture of $5.2 million in 2023 as compared to 2022; offset by
◦increase of $6.5 million in interest expense.
Investing Activities: Cash used in investing activities decreased $98.9 million, primarily due to the following:
•decrease of $99.2 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions primarily related to fewer acquisitions of real estate in 2023 as compared to 2022; offset by:
◦increase in contributions to the Joint Venture of $1.6 million in 2023 as compared to 2022.
Financing Activities: Cash used in financing activities increased $168.6 million, primarily due to the following:
•decrease in net borrowings under our Unsecured Credit Facility of $142.0 million in 2023 as compared to 2022;
•decrease of $12.8 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022;
•increase in distributions to noncontrolling interests of $11.4 million in 2023 as compared to 2022; and
•increase in dividend and unit distributions of $3.5 million due to the Company increasing the dividend rate in 2023 as well as an increase in common shares and units outstanding.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at March 31, 2023 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the SOFR as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of March 31, 2023, our Unsecured Credit Facility, our 2021 Unsecured Term Loan and related interest rate swaps (the "2021 Swaps") are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. We plan to modify the debt agreements and the 2021 Swaps prior to June 2023 and do not anticipate the modifications will have a material impact on our Consolidated Financial Statements.
At March 31, 2023, $1,933.7 million or 92.5% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $157.0 million or 7.5% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2022, $1,933.8 million or 93.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $143.0 million or 6.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At March 31, 2023 and December 31, 2022, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on LIBOR and SOFR. The use of derivative financial instruments allows us to manage the risks increases in interest rates would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the LIBOR and SOFR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2023 would have increased by approximately $0.2 million based on our average outstanding floating-rate debt during the three months ended March 31, 2023. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2023 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.9 million during the three months ended March 31, 2023.
As of March 31, 2023, the estimated fair value of our debt was approximately $1,974.0 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2023 incentive compensation plan.
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and may not be comparable to other similarly titled measures of other companies. In accordance with the NAREIT definition of FFO, we calculate FFO to be equal to net income available to First Industrial Realty Trust, Inc.'s common stockholders and participating securities, plus depreciation and other amortization of real estate, plus impairment of real estate, minus gain or plus loss on sale of real estate, net of any income tax provision or benefit associated with the sale of real estate. We also exclude the same adjustments from our share of net income from unconsolidated joint ventures.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,967	$36,258
Adjustments:
Depreciation and Other Amortization of Real Estate	39,527	33,680
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(27,632)	—
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including the Joint Venture	6,997	—
Noncontrolling Interest Share of Adjustments	2,756	(792)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$77,615	$69,146

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, interest expense, income tax benefit and expense, equity in income or loss from joint venture, joint venture fees and joint venture development services expense. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, above and below market rent amortization and lease termination fees. We exclude straight-line rent and above (below) market rent in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	% Change
	(In thousands)
Same Store Revenues	$128,614	$119,732
Same Store Property Expenses	(31,900)	(30,199)
Same Store Net Operating Income Before Same Store Adjustments	$96,714	$89,533	8.0%
Same Store Adjustments:
Straight-line Rent	(3,256)	(3,049)
Above / Below Market Rent Amortization	(232)	(258)
Lease Termination Fees	(22)	—
Same Store Net Operating Income	$93,204	$86,226	8.1%
Subsequent Events
Subsequent to March 31, 2023, we acquired one industrial property for a purchase price of $5.2 million, excluding transaction costs. In addition, we sold one land parcel for $1.1 million, excluding transaction costs.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Equity Distribution Agreement, dated as of February 24, 2023, among First Industrial Realty Trust, Inc., First Industrial, L.P., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 24, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Master Forward Confirmation, dated as of February 24, 2023, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed February 24, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 21, 2023

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: April 21, 2023