Form 10-Q
period 2023-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2023-07-21
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
At July 21, 2023, 132,254,012 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2023 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2023, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,735,920	$1,646,179
Buildings and Improvements	3,605,818	3,442,957
Construction in Progress	224,750	253,903
Less: Accumulated Depreciation	(972,609)	(921,480)
Net Investment in Real Estate	4,593,879	4,421,559
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $362 and $—	72	—
Operating Lease Right-of-Use Assets	24,460	24,580
Cash and Cash Equivalents	68,098	133,244
Restricted Cash	—	11,874
Tenant Accounts Receivable	6,643	7,135
Investment in Joint Venture	37,374	8,822
Deferred Rent Receivable	133,933	122,918
Prepaid Expenses and Other Assets, Net	224,920	224,190
Total Assets	$5,089,379	$4,954,322
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$10,140	$10,299
Senior Unsecured Notes, Net	994,103	993,742
Unsecured Term Loans, Net	920,061	919,260
Unsecured Credit Facility	258,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	174,584	194,031
Operating Lease Liabilities	22,195	22,266
Rents Received in Advance and Security Deposits	104,158	100,166
Dividends and Distributions Payable	44,299	41,259
Total Liabilities	2,527,540	2,424,023
Commitments and Contingencies (see Note 12)	—	—
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,254,012 and 132,141,503 shares issued and outstanding)	1,323	1,321
Additional Paid-in Capital	2,403,397	2,401,334
Retained Earnings	48,217	23,131
Accumulated Other Comprehensive Income	38,219	33,412
Total First Industrial Realty Trust, Inc.'s Equity	2,491,156	2,459,198
Noncontrolling Interests	70,683	71,101
Total Equity	2,561,839	2,530,299
Total Liabilities and Equity	$5,089,379	$4,954,322
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Lease Revenue	$148,950	$128,957	$295,556	$253,869
Joint Venture Fees	1,843	37	2,916	74
Other Revenue	1,430	1,055	3,174	1,619
Total Revenues	152,223	130,049	301,646	255,562
Expenses:
Property Expenses	39,757	34,860	81,939	70,275
General and Administrative	9,520	8,249	18,874	16,990
Joint Venture Development Services Expense	1,347	—	2,131	—
Depreciation and Other Amortization	40,590	36,470	80,362	70,380
Total Expenses	91,214	79,579	183,306	157,645
Other Income (Expense):
Gain on Sale of Real Estate	13,053	297	13,053	297
Interest Expense	(17,898)	(10,374)	(34,017)	(20,010)
Amortization of Debt Issuance Costs	(905)	(730)	(1,809)	(1,486)
Total Other Income (Expense)	(5,750)	(10,807)	(22,773)	(21,199)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	55,259	39,663	95,567	76,718
Equity in Income of Joint Venture	1,434	118,211	29,068	118,189
Income Tax Provision	(459)	(24,198)	(7,626)	(24,108)
Net Income	56,234	133,676	117,009	170,799
Less: Net Income Attributable to the Noncontrolling Interests	(1,598)	(16,685)	(6,406)	(17,550)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$54,636	$116,991	$110,603	$153,249
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.41	$0.89	$0.84	$1.16
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.41	$0.88	$0.84	$1.16
Weighted Average Shares Outstanding - Basic	132,249	132,051	132,230	131,932
Weighted Average Shares Outstanding - Diluted	132,337	132,106	132,318	131,997
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net Income	$56,234	$133,676	$117,009	$170,799
Mark-to-Market Gain on Derivative Instruments	17,836	5,696	4,816	16,791
Amortization of Derivative Instruments	103	103	205	205
Comprehensive Income	74,173	139,475	122,030	187,795
Comprehensive Income Attributable to Noncontrolling Interests	(2,050)	(16,819)	(6,532)	(17,946)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$72,123	$122,656	$115,498	$169,849
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Six Months Ended June 30, 2023:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	55,967	—	4,808	60,775
Other Comprehensive Loss	—	—	—	(12,592)	(326)	(12,918)
Stock Based Compensation Activity	1	(412)	(710)	—	5,748	4,627
Common Stock Dividends and Unit Distributions ($0.320 Per Share/Unit)	—	—	(42,401)	—	(1,059)	(43,460)
Conversion of Limited Partner Units to Common Stock	—	513	—	—	(513)	—
Distributions to Noncontrolling Interests	—	—	—	—	(11,358)	(11,358)
Reallocation - Additional Paid-in Capital	—	(1,166)	—	—	1,166	—
Reallocation - Other Comprehensive Income	—	—	—	(88)	88	—
Balance as of March 31, 2023	$1,322	$2,400,269	$35,987	$20,732	$69,655	$2,527,965
Net Income	—	—	54,636	—	1,598	56,234
Other Comprehensive Income	—	—	—	17,487	452	17,939
Stock Based Compensation Activity	1	1,288	(2)	—	1,931	3,218
Common Stock Dividends and Unit Distributions ($0.320 Per Share/Unit)	—	—	(42,404)	—	(1,049)	(43,453)
Conversion of Limited Partner Units to Common Stock	—	151	—	—	(151)	—
Distributions to Noncontrolling Interests	—	—	—	—	(64)	(64)
Reallocation - Additional Paid-in-Capital	—	1,689	—	—	(1,689)	—
Balance as of June 30, 2023	$1,323	$2,403,397	$48,217	$38,219	$70,683	$2,561,839

Six Months Ended June 30, 2022:	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	36,258	—	865	37,123
Other Comprehensive Income	—	—	—	10,935	262	11,197
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	(198)	(1,483)	—	4,401	2,721
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,009)	—	(878)	(39,887)
Conversion of Limited Partner Units to Common Stock	—	36	—	—	(36)	—
Contributions from Noncontrolling Interest	—	—	—	—	103	103
Reallocation - Additional Paid-in Capital	—	12	—	—	(12)	—
Reallocation - Other Comprehensive Income	—	—	—	6	(6)	—
Balance as of March 31, 2022	$1,320	$2,388,620	$(182,527)	$6,703	$58,259	$2,272,375
Net Income	—	—	116,991	—	16,685	133,676
Other Comprehensive Income	—	—	—	5,665	134	5,799
Stock Based Compensation Activity	—	1,074	—	—	2,819	3,893
Common Stock Dividends and Unit Distributions ($0.295 Per Share/Unit)	—	—	(39,008)	—	(758)	(39,766)
Conversion of Limited Partner Units to Common Stock	1	1,234	—	—	(1,235)	—
Distributions to Noncontrolling Interest	—	—	—	—	(4,418)	(4,418)
Reallocation - Additional Paid-in-Capital	—	2,534	—	—	(2,534)	—
Reallocation - Other Comprehensive Income	—	—	—	3	(3)	—
Balance as of June 30, 2022	$1,321	$2,393,462	$(104,544)	$12,371	$68,949	$2,371,559
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$117,009	$170,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	63,849	57,454
Amortization of Debt Issuance Costs	1,809	1,486
Other Amortization, Including Equity Based Compensation	16,593	16,567
Equity in Income of Joint Venture	(29,068)	(118,189)
Distributions from the Joint Venture	5,740	118,034
Gain on Sale of Real Estate	(13,053)	(297)
Straight-line Rental Income and Expense, Net	(11,018)	(9,353)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(1,537)	(4,600)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,785	26,988
Net Cash Provided by Operating Activities	156,109	258,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(89,914)	(183,344)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(171,768)	(250,150)
Net Proceeds from Sales of Investments in Real Estate	16,299	1,268
Contributions to and Investments in Joint Venture	(5,972)	(1,640)
Distributions from the Joint Venture	—	29,356
Decrease (Increase) in Escrow Deposits	250	(3,405)
Net Cash Used in Investing Activities	(251,105)	(407,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5)	(2,866)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	12,823
Tax Paid on Vested Equity Compensation	(2,510)	(2,942)
Common Stock Dividends and Unit Distributions Paid	(82,928)	(75,911)
Repayments on Mortgage Loans Payable	(159)	(69,310)
Proceeds from Unsecured Term Loans	—	165,000
Proceeds from Unsecured Credit Facility	196,000	425,000
Repayments on Unsecured Credit Facility	(81,000)	(222,000)
Contributions from Noncontrolling Interests	—	103
Distributions to Noncontrolling Interests	(11,422)	(4,418)
Net Cash Provided by Financing Activities	17,976	225,479
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(77,020)	76,453
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Period	$68,098	$135,233

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$7,825	$8,434
Cash Paid for Operating Lease Liabilities	$1,645	$1,706
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$563	$298
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$44,299	$40,359
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(664)	$(1,271)
Common Stock	—	1
Additional Paid-in Capital	664	1,270
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$351	$465
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$71,732	$119,281
Tenant Improvements Funded by Tenant	$2,528	$—
Write-off of Fully Depreciated Assets	$(16,515)	$(19,681)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,735,920	$1,646,179
Buildings and Improvements	3,605,818	3,442,957
Construction in Progress	224,750	253,903
Less: Accumulated Depreciation	(972,609)	(921,480)
Net Investment in Real Estate (including $311,523 and $313,245 related to consolidated variable interest entities, see Note 5)	4,593,879	4,421,559
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $362 and $—	72	—
Operating Lease Right-of-Use Assets	24,460	24,580
Cash and Cash Equivalents	68,098	133,244
Restricted Cash	—	11,874
Tenant Accounts Receivable	6,643	7,135
Investment in Joint Venture	37,374	8,822
Deferred Rent Receivable	133,933	122,918
Prepaid Expenses and Other Assets, Net	234,198	233,471
Total Assets	$5,098,657	$4,963,603
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$10,140	$10,299
Senior Unsecured Notes, Net	994,103	993,742
Unsecured Term Loans, Net	920,061	919,260
Unsecured Credit Facility	258,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	174,584	194,031
Operating Lease Liabilities	22,195	22,266
Rents Received in Advance and Security Deposits	104,158	100,166
Distributions Payable	44,299	41,259
Total Liabilities	2,527,540	2,424,023
Commitments and Contingencies (see Note 12)	—	—
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,254,012 and 132,141,503 units outstanding)	2,422,186	2,395,601
Limited Partners Units (3,413,522 and 3,055,766 units outstanding)	102,779	95,015
Accumulated Other Comprehensive Income	39,207	34,186
Total First Industrial L.P.'s Partners' Capital	2,564,172	2,524,802
Noncontrolling Interests	6,945	14,778
Total Partners' Capital	2,571,117	2,539,580
Total Liabilities and Partners' Capital	$5,098,657	$4,963,603
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Lease Revenue	$148,950	$128,957	$295,556	$253,869
Joint Venture Fees	1,843	37	2,916	74
Other Revenue	1,430	1,055	3,174	1,619
Total Revenues	152,223	130,049	301,646	255,562
Expenses:
Property Expenses	39,757	34,860	81,939	70,275
General and Administrative	9,520	8,249	18,874	16,990
Joint Venture Development Services Expense	1,347	—	2,131	—
Depreciation and Other Amortization	40,590	36,470	80,362	70,380
Total Expenses	91,214	79,579	183,306	157,645
Other Income (Expense):
Gain on Sale of Real Estate	13,053	297	13,053	297
Interest Expense	(17,898)	(10,374)	(34,017)	(20,010)
Amortization of Debt Issuance Costs	(905)	(730)	(1,809)	(1,486)
Total Other Income (Expense)	(5,750)	(10,807)	(22,773)	(21,199)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	55,259	39,663	95,567	76,718
Equity in Income of Joint Venture	1,434	118,211	29,068	118,189
Income Tax Provision	(459)	(24,198)	(7,626)	(24,108)
Net Income	56,234	133,676	117,009	170,799
Less: Net Income Attributable to the Noncontrolling Interests	(211)	(14,257)	(3,592)	(14,275)
Net Income Available to Unitholders and Participating Securities	$56,023	$119,419	$113,417	$156,524
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.41	$0.89	$0.84	$1.16
Weighted Average Units Outstanding - Basic	134,702	134,278	134,694	134,176
Weighted Average Units Outstanding - Diluted	135,247	134,590	135,239	134,543
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net Income	$56,234	$133,676	$117,009	$170,799
Mark-to-Market Gain on Derivative Instruments	17,836	5,696	4,816	16,791
Amortization of Derivative Instruments	103	103	205	205
Comprehensive Income	74,173	139,475	$122,030	$187,795
Comprehensive Income Attributable to Noncontrolling Interests	(211)	(14,257)	(3,592)	(14,275)
Comprehensive Income Attributable to Unitholders	$73,962	$125,218	$118,438	$173,520
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Six Months Ended June 30, 2023:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	55,947	1,447	—	3,381	60,775
Other Comprehensive Loss	—	—	(12,918)	—	(12,918)
Stock Based Compensation Activity	(1,121)	5,748	—	—	4,627
Unit Distributions ($0.320 Per Unit)	(42,401)	(1,059)	—	—	(43,460)
Conversion of Limited Partner Units to General Partner Units	513	(513)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(11,359)	(11,359)
Balance as of March 31, 2023	$2,408,539	$100,638	$21,268	$6,801	$2,537,246
Net Income	54,613	1,410	—	211	56,234
Other Comprehensive Income	—	—	17,939	—	17,939
Stock Based Compensation Activity	1,287	1,931	—	—	3,218
Unit Distributions ($0.320 Per Unit)	(42,404)	(1,049)	—	—	(43,453)
Conversion of Limited Partner Units to General Partner Units	151	(151)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	2	2
Distributions to Noncontrolling Interests	—	—	—	(69)	(69)
Balance as of June 30, 2023	$2,422,186	$102,779	$39,207	$6,945	$2,571,117

Six Months Ended June 30, 2022:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	36,237	868	—	18	37,123
Other Comprehensive Income	—	—	11,197	—	11,197
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	(1,680)	4,401	—	—	2,721
Unit Distributions ($0.295 Per Unit)	(39,009)	(878)	—	—	(39,887)
Conversion of Limited Partner Units to General Partner Units	36	(36)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	112	112
Distributions to Noncontrolling Interests	—	—	—	(40)	(40)
Balance as of March 31, 2022	$2,183,879	$85,790	$6,866	$5,044	$2,281,579
Net Income	116,969	2,450	—	14,257	133,676
Other Comprehensive Income	—	—	5,799	—	5,799
Stock Based Compensation Activity	1,074	2,819	—	—	3,893
Unit Distributions ($0.295 Per Unit)	(39,008)	(758)	—	—	(39,766)
Conversion of Limited Partner Units to General Partner Units	1,235	(1,235)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(4,449)	(4,449)
Balance as of June 30, 2022	$2,264,149	$89,066	$12,665	$14,853	$2,380,733
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$117,009	$170,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	63,849	57,454
Amortization of Debt Issuance Costs	1,809	1,486
Other Amortization, Including Equity Based Compensation	16,593	16,567
Equity in Income of Joint Venture	(29,068)	(118,189)
Distributions from the Joint Venture	5,740	118,034
Gain on Sale of Real Estate	(13,053)	(297)
Straight-line Rental Income and Expense, Net	(11,018)	(9,353)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(1,534)	(4,539)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,785	26,988
Net Cash Provided by Operating Activities	156,112	258,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(89,914)	(183,344)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(171,768)	(250,150)
Net Proceeds from Sales of Investments in Real Estate	16,299	1,268
Contributions to and Investments in the Joint Venture	(5,972)	(1,640)
Distributions from the Joint Venture	—	29,356
Decrease (Increase) in Escrow Deposits	250	(3,405)
Net Cash Used in Investing Activities	(251,105)	(407,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(5)	(2,866)
Contribution of General Partner Units	—	12,823
Tax Paid on Vested Equity Compensation	(2,510)	(2,942)
Unit Distributions Paid	(82,928)	(75,911)
Contributions from Noncontrolling Interests	3	113
Distributions to Noncontrolling Interests	(11,428)	(4,489)
Repayments on Mortgage Loans Payable	(159)	(69,310)
Proceeds from Unsecured Term Loans	—	165,000
Proceeds from Unsecured Credit Facility	196,000	425,000
Repayments on Unsecured Credit Facility	(81,000)	(222,000)
Net Cash Provided by Financing Activities	17,973	225,418
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(77,020)	76,453
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Period	$68,098	$135,233

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$7,825	$8,434
Cash Paid for Operating Lease Liabilities	$1,645	$1,706
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$563	$298
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$44,299	$40,359
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(664)	$(1,271)
General Partner Units	664	1,271
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$351	$465
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$71,732	$119,281
Tenant Improvements Funded by Tenant	$2,528	$—
Write-off of Fully Depreciated Assets	$(16,515)	$(19,681)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% ownership interest ("General Partner Units") at June 30, 2023. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.5% at June 30, 2023 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of June 30, 2023, we owned 435 industrial properties located in 18 states, containing an aggregate of approximately 66.7 million square feet of gross leasable area ("GLA"). Of the 435 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2023 and December 31, 2022, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2023 and 2022. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2023 and December 31, 2022, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2023 and 2022, and our cash flows for each of the six months ended June 30, 2023 and 2022. All adjustments are of a normal recurring nature.
Reclassifications
Deferred Leasing Intangibles, Net as of December 31, 2022 have been reclassified to the Prepaid Expenses and Other Assets, Net line item and to the Accounts Payable, Accrued Expenses and Other Liabilities line item in the consolidated balance sheets to conform to the 2023 presentation. Joint Venture Fees for the three and six months ended June 30, 2022 have been reclassified from the Other Revenue line item in the consolidated statements of operations to conform to the 2023 presentation.

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2023, we acquired two industrial properties comprised of approximately 0.03 million square feet of GLA and four land parcels. We accounted for the properties and land parcels as asset acquisitions and capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the purchase price, excluding transaction costs, to each major asset class for the industrial properties and land parcels acquired during the six months ended June 30, 2023:

Land	$80,781
Building and Improvements	3,403
In-Place Leases	993
Below Market Leases	(1,093)
Other Assets	170
Total Purchase Price	$84,254
Real Estate Held for Sale
As of June 30, 2023, we had one industrial property comprised of approximately 0.01 million square feet of GLA held for sale.
Sales
During the six months ended June 30, 2023, we sold one industrial property comprised of approximately 0.2 million square feet of GLA and one land parcel. Gross proceeds from the sales were $16,709 and the gain on sale of real estate attributable to these sales was $13,053.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2023	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2023	December 31, 2022
Mortgage Loan Payable	$10,140	$10,299	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(4,419)	(4,777)
Unamortized Discounts	(49)	(52)
Senior Unsecured Notes, Net	$994,103	$993,742
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.84%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.88%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(4,939)	(5,740)
Unsecured Term Loans, Net	$920,061	$919,260
Unsecured Credit Facility (C)	$258,000	$143,000	5.97%	N/A	7/7/2025
_______________
(A) The interest rate at June 30, 2023 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $2,638 and $3,285 as of June 30, 2023 and December 31, 2022, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of June 30, 2023, mortgage loan payable is collateralized by industrial properties with a net carrying value of $31,444. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of June 30, 2023.

Amendments of Unsecured Credit Facility and Unsecured Term Loan Agreements
On May 31, 2023, the Company amended its $750,000 revolving credit agreement (the "Unsecured Credit Facility") and its $200,000 term loan agreement (the "2021 Unsecured Term Loan") to replace LIBOR with SOFR as the benchmark interest rate. Commencing July 3, 2023, borrowings under the Unsecured Credit Facility will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment, plus a credit spread, which is currently 77.5 basis points. Commencing August 1, 2023 borrowings under the 2021 Unsecured Term Loan will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment, plus a credit spread, which is currently 85 basis points. The credit spreads for each debt instrument are subject to adjustment based on our leverage and investment grade rating.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2023	$161
2024	335
2025	558,349
2026	200,364
2027	556,449
Thereafter	876,053
Total	$2,191,711
Our Unsecured Credit Facility, our Unsecured Term Loans, our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of June 30, 2023; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2023 and December 31, 2022, the fair value of our indebtedness was as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$10,140	$9,574	$10,299	$9,765
Senior Unsecured Notes, Net	998,522	873,645	998,519	883,444
Unsecured Term Loans	925,000	925,000	925,000	909,187
Unsecured Credit Facility	258,000	258,000	143,000	143,000
Total	$2,191,662	$2,066,219	$2,076,818	$1,945,396
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets, net of intercompany amounts:

	June 30, 2023	December 31, 2022
ASSETS
Assets:
Net Investment in Real Estate	$311,523	$313,245
Operating Lease Right-of-Use Assets	12,955	13,000
Cash and Cash Equivalents	2,697	2,915
Deferred Rent Receivable	14,828	13,261
Prepaid Expenses and Other Assets, Net	12,128	12,919
Total Assets	$354,131	$355,340
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$11,161	$18,148
Operating Lease Liabilities	10,234	10,249
Rents Received in Advance and Security Deposits	7,645	7,917
Partners' Capital	325,091	319,026
Total Liabilities and Partners' Capital	$354,131	$355,340
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

During the six months ended June 30, 2023 and 2022, we earned fees of $3,664 and $145, respectively, from the Joint Venture, related to asset management, property management and development services, of which we deferred recognition of $748 and $71, respectively, due to our economic interest in the Joint Venture. During the six months ended June 30, 2023, we incurred fees of $2,131 related to third-party development management services associated with the Joint Venture. At June 30, 2023 and December 31, 2022, we had an aggregate receivable from the Joint Venture of $91 and $34, respectively.
Net income of the Joint Venture for the six months ended June 30, 2023 and 2022 was $42,116 and $176,168, respectively. Included in net income during the six months ended June 30, 2023 was $1,660 of lease revenue as well as gain on sale of real estate of $40,077 related to the sale of approximately 31 acres of land. Our economic share of the lease revenue and gain on sale was $813 and $19,638, respectively. Included in net income during the six months ended June 30, 2022 is gain on sale of real estate of $176,281 related to the sale of approximately 391 acres of land for which our economic share of the gain on sale was $86,378. For the six months ended June 30, 2023 and 2022, we earned incentive fees of $8,460 and $32,276, respectively, from the Joint Venture, which is reflected in the Equity In Income of Joint Venture line item in the Consolidated Statements of Operations.
The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at June 30, 2023. During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third party lender (the "Joint Venture Loan"). As of June 30, 2023, the balance of the Joint Venture Loan is $52,454, excluding $960 of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $210,300 and the Joint Venture is using a third-party contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture

Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the partnership's income was $189 and $14,234 for the three months ended June 30, 2023 and 2022, respectively, and $3,550 and $14,231 for the six months ended June 30, 2023 and 2022, respectively, and was reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third party partner's interest of $6,146 and $14,018 at June 30, 2023 and December 31, 2022, respectively.

ATM Program

On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the six months ended June 30, 2023, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the six months ended June 30, 2023:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2022	$34,186	$34,186	$(774)	$33,412
Other Comprehensive Income Before Reclassifications	14,189	14,189	(214)	13,975
Amounts Reclassified from Accumulated Other Comprehensive Income	(9,168)	(9,168)	—	(9,168)
Net Current Period Other Comprehensive Income	5,021	5,021	(214)	4,807
Balance as of June 30, 2023	$39,207	$39,207	$(988)	$38,219
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and six months ended June 30, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$103	$205	$205	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(5,272)	786	(9,373)	2,273	Interest Expense
Total	$(5,169)	$889	$(9,168)	$2,478
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$54,636	$116,991	$110,603	$153,249
Net Income Allocable to Participating Securities	(53)	(103)	(100)	(134)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$54,583	$116,888	$110,503	$153,115
Denominator (In Thousands):
Weighted Average Shares - Basic	132,249	132,051	132,230	131,932
Effect of Dilutive Securities:
Performance Units (See Note 9)	88	55	88	65
Weighted Average Shares - Diluted	132,337	132,106	132,318	131,997
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.41	$0.89	$0.84	$1.16
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.41	$0.88	$0.84	$1.16
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator:
Net Income Available to Unitholders and Participating Securities	$56,023	$119,419	$113,417	$156,524
Net Income Allocable to Participating Securities	(145)	(269)	(279)	(357)
Net Income Available to Unitholders	$55,878	$119,150	$113,138	$156,167
Denominator (In Thousands):
Weighted Average Units - Basic	134,702	134,278	134,694	134,176
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	545	312	545	367
Weighted Average Units - Diluted	135,247	134,590	135,239	134,543
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.41	$0.89	$0.84	$1.16
At June 30, 2023 and 2022, participating securities for the Company included 129,909 and 125,920, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At June 30, 2023 and 2022, participating securities for the Operating Partnership included 352,686 and 318,870, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the six months ended June 30, 2023, 44,821 performance units ("Performance Units") and 280,083 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $8,054 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the six months ended June 30, 2023, 56,236 shares of restricted stock units ("Service Units") and 98,342 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $7,948 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement benefit for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the six months ended June 30, 2023, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $3,269 and $3,893 for the three months ended June 30, 2023 and 2022, respectively, and $9,409 and $8,994 for the six months ended June 30, 2023 and 2022, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $430 and $1,154 for the three months ended June 30, 2023 and 2022, respectively, and $2,136 and $2,327 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, we had $17,129 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 0.94 years.

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
We have interest rate swaps to manage our exposure to changes in the one-month LIBOR rate, the one-month term SOFR rate and the adjusted daily simple SOFR rate related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fix the one-month LIBOR rate at 0.99% and mature on February 2, 2026 (the "2021 Swaps"). On May 31, 2023, the Company amended its 2021 Unsecured Term Loan to replace LIBOR with SOFR as the benchmark interest rate. Commencing August 1, 2023, borrowings under the 2021 Unsecured Term Loan will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment plus a credit spread which is currently 85 basis points. The 2021 Swaps will convert from fixing one-month LIBOR to fixing daily compounded SOFR commencing August 1, 2023.
We have eight interest rate swaps with an aggregate notional value of $425,000 that fix the one-month term SOFR rate at 2.69% and mature on September 30, 2027 (the "2022 Swaps").
We have seven interest rate swaps, with an aggregate notional value of $300,000 that fix the adjusted daily simple SOFR rate at 3.93% (the "2022 II Swaps"). $150,000 of the 2022 II Swaps' aggregate notional value matures on December 1, 2025 and the remaining $150,000 of the 2022 II Swaps' aggregate notional value matures on August 1, 2027. We have designated the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps as cash flow hedges.
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of June 30, 2023, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities and are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements:
Description	Fair Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$17,447	—	$17,447	—
2022 Swaps	$21,227	—	$21,227	—
2022 II Swaps	$2,922	—	$2,922	—

	Fair Value at December 31, 2022
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$17,976	—	$17,976	—
2022 Swaps	$19,057	—	$19,057	—
Liabilities:
2022 II Swaps	$(253)	—	$(253)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the six months ended June 30, 2023. See Note 7 for more information regarding our derivatives.

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
11. Related Party Transactions
At June 30, 2023 and December 31, 2022, the Operating Partnership had receivable balances of $9,284 and $9,285, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At June 30, 2023, we had nine development projects totaling approximately 2.7 million square feet of GLA under construction. The estimated total investment as of June 30, 2023 is approximately $440,600. Of this amount, approximately $236,700 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
Subsequent to June 30, 2023, we sold three industrial properties for a sale price of $3,450, excluding transaction costs.

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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of June 30, 2023, we owned 435 industrial properties located in 18 states, containing an aggregate of approximately 66.7 million square feet of gross leasable area ("GLA"). Of the 435 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% ownership interest ("General Partner Units") at June 30, 2023. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.5% at June 30, 2023 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties and the acquisition of individual or portfolios of industrial properties which meet our investment parameters within our 15 target markets with a primary emphasis on coastal markets; (ii) the expansion of our existing properties; and (iii) securing additional joint venture investments.
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

Summary of the Six Months Ended June 30, 2023
Our operating results remained strong during the six months ended June 30, 2023. Our quarter end in-service occupancy was 97.7% and for leases that commenced during the six months ended June 30, 2023, we increased cash rental rates by 62.7% on new and renewal leasing (74.1% during the second quarter). At June 30, 2023, we had nine projects comprising 2.7 million square feet of GLA under development with an estimated investment of approximately $441 million.
During the six months ended June 30, 2023, we completed the following significant real estate activities:
•We acquired two industrial properties comprised of approximately 0.03 million square feet of GLA located in our Southern California market for an aggregate purchase price of $11.2 million, excluding transaction costs.
•We acquired approximately 192.6 acres of land for development located in our Philadelphia, South Florida and Southern California markets for an aggregate purchase price of $73.1 million, excluding transaction costs.
•We commenced speculative development of three industrial buildings comprised of 0.7 million square feet of GLA in our Philadelphia, South Florida and Southern California markets.
•We sold one industrial property comprising approximately 0.2 million square feet of GLA and one land parcel for gross proceeds of $16.7 million.
•Our Joint Venture sold approximately 31 acres of land located in Phoenix for gross proceeds of $50 million. Our pro-rata share of the gain was $17.3 million and we recognized an incentive fee of $7.1 million. These amounts exclude our partner's 6% share in the Joint Venture that we consolidate and report in our financial statements as Noncontrolling Interest.
Our significant financing activities during the six months ended June 30, 2023 were:
•We declared first and second quarter cash dividends of $0.32 per common share or Unit per quarter, an increase of 8.5% from the 2022 quarterly rate.
•On May 31, 2023, the Company amended its Unsecured Credit Facility agreement and its $200.0 million term loan agreement (the "2021 Unsecured Term Loan") to replace LIBOR with SOFR as the benchmark interest rate. Commencing July 3, 2023, borrowings under the Unsecured Credit Facility will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment, plus a credit spread, which is currently 77.5 basis points. Commencing August 1, 2023 borrowings under the 2021 Unsecured Term Loan will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment, plus a credit spread, which is currently 85 basis points. The credit spreads for each debt instrument are subject to adjustment based on our leverage and investment grade rating.
•At June 30, 2023, we had $489.1 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents of $66.5 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2023 and 2022. Same store properties are properties owned prior to January 1, 2022 and held as an in-service property through June 30, 2023 and developments and redevelopments that were placed in service prior to January 1, 2022. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2021 and held as an operating property through June 30, 2023. Sold properties are properties that were sold subsequent to December 31, 2021. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2022; or b) stabilized prior to January 1, 2022. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
Our net income was $117.0 million and $170.8 million for the six months ended June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023 and 2022, the average daily occupancy rate of our same store properties was 98.0% and 97.8%, respectively.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$259,762	$238,926	$20,836	8.7%
Acquired Properties	5,213	988	4,225	427.6%
Sold Properties	433	7,482	(7,049)	(94.2)%
(Re)Developments	25,696	3,929	21,767	554.0%
Other	10,542	4,237	6,305	148.8%
Total Revenues	$301,646	$255,562	$46,084	18.0%
Revenues from same store properties increased $20.8 million primarily due to increases in rental rates and occupancy as well as an increase in tenant recoveries. Revenues from acquired properties increased $4.2 million due to the 13 industrial properties acquired subsequent to December 31, 2021 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $7.0 million due to the 10 industrial properties sold subsequent to December 31, 2021 totaling approximately 2.4 million square feet of GLA. Revenues from (re)developments increased $21.8 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $6.3 million primarily due to joint venture fees, legal settlement proceeds, and interest income earned on cash balances as well as revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$63,343	$59,479	$3,864	6.5%
Acquired Properties	1,217	218	999	458.3%
Sold Properties	145	1,771	(1,626)	(91.8)%
(Re)Developments	7,571	920	6,651	722.9%
Other	9,663	7,887	1,776	22.5%
Total Property Expenses	$81,939	$70,275	$11,664	16.6%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.9 million primarily due to an increase in real estate tax expense and insurance expense. Property expenses from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2021. Property expenses from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2021. Property expenses from (re)developments increased $6.7 million primarily due to the substantial completion of developments. Property expenses from other increased $1.8 million due to an increase in real estate tax expense related to land parcels purchased in 2021 and 2022 and an increase in certain miscellaneous expenses.
General and administrative expense increased by $1.9 million, or 11.1%, due to an increase in compensation and other professional costs.
Joint Venture development services expense of $2.1 million for the six months ended June 30, 2023 relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$65,046	$64,159	$887	1.4%
Acquired Properties	2,249	467	1,782	381.6%
Sold Properties	82	2,181	(2,099)	(96.2)%
(Re)Developments	10,547	2,152	8,395	390.1%
Corporate Furniture, Fixtures and Equipment and Other	2,438	1,421	1,017	71.6%
Total Depreciation and Other Amortization	$80,362	$70,380	$9,982	14.2%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.8 million due to properties acquired subsequent to December 31, 2021. Depreciation and other amortization from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2021. Depreciation and other amortization from (re)developments increased $8.4 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $1.0 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2021 and therefore are not yet included in the same store pool.
For the six months ended June 30, 2023, we recognized $13.1 million of gain on sale of real estate related to the sale of one industrial property comprised of approximately 0.2 million square feet of GLA and one land parcel. For the six months ended June 30, 2022, we recognized $0.3 million of gain on sale of real estate related to the sale of one land parcel.
Interest expense increased by $14.0 million, or 70.0%, due to an increase in the weighted average interest rate for the six months ended June 30, 2023 (3.99%) as compared to the six months ended June 30, 2022 (3.20%), an increase in the weighted average debt balance outstanding for the six months ended June 30, 2023 ($2,115.8 million) as compared to the six months ended June 30, 2022 ($1,791.2 million), and a decrease in capitalized interest of $0.6 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Amortization of debt issuance costs increased $0.3 million, or 21.7%, due to debt issuance costs incurred in 2022 related to the issuance of the $300.0 million term loan, offset by a decrease in amortization expense related to issuance costs on mortgages paid off in 2022.
Equity in income of joint venture decreased $89.1 million, or 75.4%, due to a decrease in our pro-rata share of gain from the sale of real estate and an incentive fee, partially offset by an increase in rental and interest income we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements.
Income tax expense decreased $16.5 million, or 68.4%, primarily due to a decrease in taxable gains and an incentive fee, partially offset by an increase in rental and interest income recognized by one of our TRSs from its share of equity in income from the Joint Venture.

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
Our net income was $56.2 million and $133.7 million for the three months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023 and 2022, the average daily occupancy rate of our same store properties was 97.6% and 97.9%, respectively.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$131,436	$119,400	$12,036	10.1%
Acquired Properties	2,717	854	1,863	218.1%
Sold Properties	145	3,807	(3,662)	(96.2)%
(Re)Developments	12,432	3,194	9,238	289.2%
Other	5,493	2,794	2,699	96.6%
Total Revenues	$152,223	$130,049	$22,174	17.1%
Revenues from same store properties increased $12.0 million primarily due to increases in rental rates and tenant recoveries. Revenues from acquired properties increased $1.9 million due to the 13 industrial properties acquired subsequent to December 31, 2021 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $3.7 million due to the 10 industrial properties sold subsequent to December 31, 2021 totaling approximately 2.4 million square feet of GLA. Revenues from (re)developments increased $9.2 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $2.7 million primarily due to joint venture fees, interest income earned on cash balances as well as revenues from income-producing land parcels for which our ultimate intent is to redevelop or develop in the future.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$31,506	$29,366	$2,140	7.3%
Acquired Properties	643	186	457	245.7%
Sold Properties	81	892	(811)	(90.9)%
(Re)Developments	3,882	626	3,256	520.1%
Other	3,645	3,790	(145)	(3.8)%
Total Property Expenses	$39,757	$34,860	$4,897	14.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.1 million primarily due to an increase in insurance, real estate tax expense and repairs and maintenance. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2021. Property expenses from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2021. Property expenses from (re)developments increased $3.3 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $1.3 million, or 15.4%, due to an increase in compensation and other professional costs.
Joint Venture development services expense of $1.3 million for the three months ended June 30, 2023 relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$32,982	$31,939	$1,043	3.3%
Acquired Properties	1,151	467	684	146.5%
Sold Properties	21	1,506	(1,485)	(98.6)%
(Re)Developments	5,372	1,750	3,622	207.0%
Corporate Furniture, Fixtures and Equipment and Other	1,064	808	256	31.7%
Total Depreciation and Other Amortization	$40,590	$36,470	$4,120	11.3%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2021. Depreciation and other amortization from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2021. Depreciation and other amortization from (re)developments increased $3.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $0.3 million due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2021 and therefore are not yet included in the same store pool.
For the three months ended June 30, 2023, we recognized $13.1 million of gain on sale of real estate related to the sale of one industrial property comprised of approximately 0.2 million square feet of GLA and one land parcel. For the three months ended June 30, 2022, we recognized $0.3 million of gain on sale of real estate related to the sale of one land parcel.
Interest expense increased by $7.5 million, or 72.5%, due to an increase in the weighted average interest rate for the three months ended June 30, 2023 (4.03%) as compared to the three months ended June 30, 2022 (3.13%), an increase in the weighted average debt balance outstanding for the three months ended June 30, 2023 ($2,161.7 million) as compared to the three months ended June 30, 2022 ($1,891.0 million), and a decrease in capitalized interest of $0.5 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Amortization of debt issuance costs increased $0.2 million, or 24.0%, primarily due to debt issuance costs incurred in 2022 related to the issuance of the $300.0 million term loan.
Equity in income of joint venture decreased $116.8 million, or 98.8%, due to a decrease in our pro-rata share of gain from the sale of real estate and an incentive fee, partially offset by an increase in rental and interest income we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements.
Income tax provision decreased $23.7 million, or 98.1% primarily due to a decrease in taxable gains and an incentive fee partially offset by an increase in rental and interest income recognized by one of our TRSs from its share of equity in income from the Joint Venture.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2023. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	10	248	$18.24	163.3%	4.9	$8.35	N/A
Renewal Leases	30	926	$10.91	77.1%	4.0	$1.93	60.4%
Development / Acquisition Leases	3	482	$13.95	N/A	9.7	N/A	N/A
Total / Weighted Average	43	1,656	$12.89	97.1%	5.8	$3.28	60.4%

Six Months Ended
New Leases	34	1,442	$13.59	129.6%	5.4	$6.84	N/A
Renewal Leases	65	3,367	$9.07	69.2%	5.1	$2.28	62.1%
Development / Acquisition Leases	9	801	$13.14	N/A	8.5	N/A	N/A
Total / Weighted Average	108	5,610	$10.81	88.6%	5.7	$3.65	62.1%
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

The following table provides a summary of our leases that commenced during the three and six months ended June 30, 2023, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	7	223	$670
Renewal Leases	4	147	73
Development / Acquisition Leases	3	482	2,513
Total	14	852	$3,256

Six Months Ended
New Leases	25	1,049	$2,386
Renewal Leases	9	775	1,190
Development / Acquisition Leases	9	801	3,063
Total	43	2,625	$6,639

Liquidity and Capital Resources
At June 30, 2023, our cash and cash equivalents was approximately $66.5 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $489.1 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2023.
We have considered our short-term (through June 30, 2024) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2024) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of July 21, 2023, we had approximately $449.1 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash provided by operating activities	$156,109	$258,889
Net cash used in investing activities	(251,105)	(407,915)
Net cash provided by financing activities	17,976	225,479
The following table summarizes our cash flow activity for the Operating Partnership for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In thousands)
Net cash provided by operating activities	$156,112	$258,950
Net cash used in investing activities	(251,105)	(407,915)
Net cash provided by financing activities	17,973	225,418
Changes in cash flow for the six months ended June 30, 2023, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $102.8 million, primarily due to the following:
•decrease in distributions from our Joint Venture of $112.3 million in 2023 as compared to 2022;
•increase of $14.0 million in interest expense; and
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in NOI from same store properties, acquired properties and recently developed properties of $35.3 million offset by a decrease in NOI due to the disposition of real estate of $5.4 million; and
◦decrease of $16.5 million in income tax provision.
Investing Activities: Cash used in investing activities decreased $156.8 million, primarily due to the following:
•decrease of $171.8 million related to the acquisition and development of real estate as well as payments for improvements and leasing commissions primarily related to fewer acquisitions of real estate in 2023 as compared to 2022; and
•increase of $15.0 million in net proceeds received from the disposition of real estate in 2023 as compared to 2022; offset by:
◦decrease of $33.7 million in net distributions from and contributions to our Joint Venture in 2023 as compared to 2022.
Financing Activities: Cash provided by financing activities decreased $207.5 million (decreased $207.4 million for the Operating Partnership), primarily due to the following:
•decrease of $165.0 million in proceeds from refinancing the $260.0 million unsecured term loan with a $425.0 million unsecured term loan in 2022;
•decrease in net borrowings under our Unsecured Credit Facility of $88.0 million in 2023 as compared to 2022;
•decrease of $12.8 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022;
•increase in distributions to noncontrolling interests of $7.0 million in 2023 as compared to 2022; and
•increase in dividend and unit distributions of $7.0 million due to the Company increasing the dividend rate in 2023 as well as an increase in common shares and units outstanding; offset by:
◦decrease in repayments of mortgage loans payable of $69.2 million in 2023 as compared to 2022.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at June 30, 2023 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2023, $1,933.7 million, or 88.2% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $258.0 million or 11.8% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2022, $1,933.8 million or 93.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $143.0 million or 6.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At June 30, 2023 and December 31, 2022, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are currently based on SOFR or LIBOR. The use of derivative financial instruments allows us to manage the risks increases in interest rates would have on our earnings and cash flows. Currently, we do not enter into financial instruments for trading or other speculative purposes.
On May 31, 2023, the Company amended its Unsecured Credit Facility agreement and 2021 Unsecured Term Loan to replace LIBOR with SOFR as the benchmark interest rate. Commencing July 3, 2023, borrowings under the Unsecured Credit Facility will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment plus a credit spread which is currently 77.5 basis points. Commencing August 1, 2023 borrowings under the 2021 Unsecured Term Loan will bear interest at adjusted daily simple SOFR, plus a 10 basis point adjustment plus a credit spread which is currently 85 basis points. The three interest rates swaps with an aggregate notional value of $200.0 million that fix one-month LIBOR and hedge the variable interest on the 2021 Unsecured Term Loan will convert to fixing daily compounding SOFR commencing August 1, 2023.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2023 would have increased by approximately $0.5 million based on our average outstanding floating-rate debt during the six months ended June 30, 2023. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the six months ended June 30, 2023 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.7 million during the six months ended June 30, 2023.
As of June 30, 2023, the estimated fair value of our debt was approximately $2,066.2 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$54,636	$116,991	$110,603	$153,249
Adjustments:
Depreciation and Other Amortization of Real Estate	40,376	36,244	79,903	69,924
Gain on Sale of Real Estate	(13,053)	(297)	(13,053)	(297)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(30)	(118,244)	(27,662)	(118,244)
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including the Joint Venture	—	24,243	6,997	24,243
Noncontrolling Interest Share of Adjustments	(685)	15,240	2,072	14,448
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$81,244	$74,177	$158,860	$143,323

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$131,436	$119,400		$259,762	$238,926
Same Store Property Expenses	(31,506)	(29,366)		(63,343)	(59,479)
Same Store Net Operating Income Before Same Store Adjustments	$99,930	$90,034	11.0%	$196,419	$179,447	9.5%
Same Store Adjustments:
Straight-line Rent	(2,795)	(2,450)		(6,048)	(5,503)
Above / Below Market Rent Amortization	(183)	(258)		(415)	(517)
Lease Termination Fees	(212)	(25)		(234)	(25)
Same Store Net Operating Income	$96,740	$87,301	10.8%	$189,722	$173,402	9.4%
Subsequent Events
Subsequent to June 30, 2023, we sold three industrial properties for a sale price of $3.5 million, excluding transaction costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
First Amendment, dated May 31, 2023, to Fourth Amended and Restated Unsecured Revolving Credit Facility Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
First Amendment, dated May 31, 2023, to Amended and Restated Unsecured Term Loan Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.3
First Amendment, dated May 31, 2023, to Amended and Restated Unsecured Term Loan Agreement, dated as of April 18, 2022, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Fifth Third Bank, National Association, Regions Bank, U.S. Bank National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: July 21, 2023

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: July 21, 2023