Form 10-K
period 2023-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2024-02-14
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

First Industrial Realty Trust, Inc.	☐
First Industrial, L.P.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

First Industrial Realty Trust, Inc.	☐
First Industrial, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes	☐	No	☑
First Industrial, L.P.	Yes	☐	No	☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $6,932.8 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2023.
At February 14, 2024, 132,340,269 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2023 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2023, the Company owned an approximate 97.5% common general partnership interest in the Operating Partnership. The remaining approximate 2.5% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
•risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems;
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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2023, our in-service portfolio consisted of 422 industrial properties, located in 18 states, containing an aggregate of approximately 64.9 million square feet of gross leasable area ("GLA").
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% ownership interest ("General Partner Units") at December 31, 2023. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.5% at December 31, 2023, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties and the acquisition of individual or portfolios of industrial properties, which meet our investment parameters within our 15 key logistics markets, with a primary emphasis on coastal markets; (ii) the expansion of our existing properties; and (iii) securing additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 key logistics markets, with a primary emphasis on coastal markets, where developable land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouses properties and downsizing our light industrial holdings.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2023" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•Market Strategy. Our market strategy is to concentrate on 15 key logistics markets in the United States, with a primary emphasis on coastal markets. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; and (v) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $750.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also continually evaluate joint venture arrangements as another source of capital to finance acquisitions and developments. As of February 14, 2024, we had approximately $409.9 million available for additional borrowings under the Unsecured Credit Facility.

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

Human Capital
We believe we have the appropriate human capital resources to successfully operate our business and create value for our shareholders. At December 31, 2023, we had 156 employees, 100% of whom are full-time employees. The average tenure of our workforce is approximately 11 years.
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
In managing our business, we focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the skills required, responsibilities and geographic location. All employees are eligible to participate in one of our incentive plans, under which payments are tied to pre-established performance goals. In addition, we endeavor to develop each of our employees’ skillsets and decision-making abilities through challenging project assignments, formal training, mentorship and recognition. Taken together, these efforts promote higher levels of satisfaction and employee retention, while creating an enhanced leadership pipeline, which is evidenced through our 2023 employee survey engagement score of 92% favorability.

Available Information
Our principal executive offices are located at One North Wacker Drive, 42nd Floor, Chicago, Illinois 60606. Our telephone number is (312) 344-4300.
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
•local conditions such as oversupply or a reduction in demand;
•increasing labor and material costs;
•the ability to collect on a timely basis all rents from tenants;
•changes in tenant operations, real estate needs and credit;
•changes in interest rates and in the availability, cost and terms of financing;
•zoning or other legislative and regulatory restrictions;
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
General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated may impact financial results.
We are exposed to the economic conditions and other events and occurrences in the local, regional and national geographies in which we own properties. We are also impacted by global events and occurrences. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties.
At December 31, 2023, operating properties located in California (Northern California and Southern California markets) and Pennsylvania represented 24.8% and 11.2%, respectively, of our consolidated net operating income for the year ended December 31, 2023. Our revenues from, and the value of, our properties located in California and Pennsylvania may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s and Pennsylvania's economic climate. Because of the investments we have located in California and Pennsylvania, a downturn in California’s or Pennsylvania's economy or changes to factors affecting the real estate market, including changes to state income tax and property tax laws, could adversely affect our business.

No other market besides California and Pennsylvania contributed more than 10% of our total consolidated net operating income for the year ended December 31, 2023. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of logistics space or a reduction in demand for logistics space, among other factors, may impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.
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
•contractor and subcontractor disputes, strikes, lack of available labor, labor disputes or supply chain disruptions may occur; and
•properties may perform below anticipated levels, producing cash flow below budgeted amounts, which may result in us paying too much for a property, cause the property to not be profitable and limit our ability to sell such properties to third parties.
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
All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments do not include soil sampling or subsurface investigation, sampling and remediation and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed.

Environmental laws and regulations in the U.S. also require that owners or operators of buildings containing asbestos properly manage the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws and regulations may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
We have a portfolio environmental insurance policy that provides coverage for certain potential unknown environmental liabilities, subject to the policy's coverage conditions and limitations. Such policy may not be able to be renewed or may be subject to additional restrictions, limitations or be insufficient to fully respond to a loss. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We may incur significant costs complying with various federal, state and local laws and regulations that are applicable to our properties.
We may incur significant costs complying with various federal, state and local laws and regulations that are applicable to our properties including, without limitation, those related to the Americans with Disabilities Act of 1990 (the "ADA"), state and local fire and safety regulations, and greenhouse gas emissions. We may be required to make substantial improvements or capital expenditures, or implement operational changes, to comply with applicable laws and regulations, and we may not be able to effectively pass on these additional costs to our tenants. Noncompliance with these laws and regulations, including but not limited to, the ADA, could result in the imposition of fines or the award of damages or attorneys’ fees to private litigants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional laws or regulation will not be adopted that increase such delays or result in additional costs. If we incur substantial costs to comply with applicable laws or regulations, our financial condition, results of operations, cash flow, our ability to satisfy debt service obligations and to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
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
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. We currently have and may in the future selectively acquire, own and/or develop properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances. Joint venture investments, in general, involve certain risks not present where we act alone, including: (i) joint venture partners may share certain approval rights over major decisions, which might significantly delay or make impossible actions and decisions we believe are necessary or advisable with respect to properties owned through a joint venture, and/or adversely affect our ability to develop, finance, lease or sell properties owned through a joint venture at the most advantageous time for us, if at all; (ii) joint venture partners might experience financial distress and fail to fund their share of any required capital contributions; (iii) joint venture partners might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to develop, finance, lease, operate, manage or sell any properties owned by the applicable joint venture; (iv) joint venture partners may have the power to act contrary to our policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT; (v) joint venture agreements often restrict the transfer of a member’s or joint venture’s interest or may otherwise restrict our ability to sell our interest when we would like to or on advantageous terms; (vi) disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our employees, officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and (vii) we may in certain circumstances be liable for the actions of our joint venture partners.
The occurrence of one or more of these events could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.
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
We are exposed to the impacts of climate change.

We are exposed to physical risks from changes in climate. We have significant investment in properties in coastal markets such as Southern California, Northern California, Houston and South Florida and have also targeted those markets for future growth. Our properties, especially the coastal market properties, may be exposed to catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency or severity of extreme weather events increases, our exposure to these events could increase and could impact our tenants' operations and their ability to pay rent. The impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral. We currently carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Given climate change risk, we cannot be sure that insurance companies will continue to offer products with sufficient coverage at commercially reasonable rates

Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, wind storm, owner's protective professional indemnity and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. Our insurance coverage does not insure the total replacement cost of the portfolio. We evaluate our insurance limits and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils including, without limitation, earthquake, windstorm, flood, pandemic, war, civil unrest and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. Furthermore, we cannot be sure that insurance companies will continue to offer products with sufficient coverage at commercially reasonable rates. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency.
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
Our liquidity may be adversely affected if events such as limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, with respect to financial institutions or the financial services industry generally, or based on concerns or rumors related to these or similar risks. For example, the Federal Deposit Insurance Corporation took control of, and was appointed receiver of, Silicon Valley Bank, New York Signature Bank and First Republic Bank on March 10, 2023, March 12, 2023 and May 1, 2023, respectively. Although we did not have any funds held by these banks or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. Additionally, if any of our tenants or other parties with whom we conduct business are unable to access funds from their bank or financial institutions, such parties’ ability to pay their obligations to us could be adversely affected.
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
As a REIT, the Company must distribute to its stockholders at least 90% of its taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) each year, and we may be subject to additional tax to the extent our taxable income is not fully distributed. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to satisfy the distribution requirement. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders' and unitholders' interests.
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
In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and unitholders. Failure to hedge effectively against interest rate changes may materially and adversely affect our financial condition, results of operations and cash flow. No strategy can completely insulate us from the risks associated with interest rate fluctuations.
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
The market price of our common stock may fluctuate significantly in response to many factors, including:
•actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•changes in our earnings estimates or those of analysts;
•changes in asset valuations and related impairment charges;
•changes in our dividend policy;
•publication of research reports about us or the real estate industry generally;
•the ability of our tenants to pay rent to us and meet their obligations to us under the current lease terms and our ability to re-lease space as leases expire;
•increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;
•changes in market valuations of similar companies;
•adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;
•our ability to comply with applicable financial covenants under our unsecured line of credit and the indentures under which our senior unsecured indebtedness is, or may be, issued;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•speculation in the press or investment community; and
•general market and economic conditions.
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
Our declaration of trust authorizes the Company to issue 225,000,000 common shares and 10,000,000 shares designated as preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of its common stock. Holders of the Company's common stock do not have preemptive rights to acquire any shares issued by the Company in the future. If the Company ever creates and issues preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions to our common stockholders and unitholders. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up before any payment is made to our common stockholders, which would reduce the amount our common stockholders and unitholders might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company.
The Company's Board of Directors may change its strategies, policies or procedures without stockholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Company's Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Company's Board of Directors without notice to or a vote of its stockholders. This could result in us conducting operational matters or making investments differently or pursuing alternate business or growth strategies. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the Company's Board of Directors may change its governance policies, provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our principal and interest obligations, ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.

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
The Company intends to operate so as to qualify as a REIT under the Code, and we believe that the Company is organized and will operate in a manner that allows us to continue to do so. However, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions and they involve the determination of various factual matters and circumstances not entirely within our control.
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
The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Additional changes to tax laws are likely to continue to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and unitholders. Any such changes could have an adverse effect on an investment in shares of our common stock or on the market value or the resale potential of our properties. Stockholders and unitholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the taxable gain recognized from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we implement controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against the Company's profits from these transactions.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.

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

A future contagious disease outbreak or pandemic could cause disruptions to regional and global economies and significant volatility and negative pressure in the financial markets. Such an outbreak or pandemic could also have a material and adverse effect on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors: (i) reduced economic activity which may severely impact our tenants' businesses and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew; (ii) delays to or halting of construction activities, including permitting and obtaining approvals, related to our ongoing development and redevelopment projects as well as tenant improvements; (iii) difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, a severe disruption or instability in the global financial markets, or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis; (iv) potential impact on our ability to meet the financial covenants of our Unsecured Credit Facility and other debt agreements, which may result in a default or an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Unsecured Credit Facility and pay dividends; (v) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; (vi) a general decline in business activity and demand for real estate transactions, which could adversely affect our ability to sell or purchase properties, at attractive pricing or at all; (vii) an inability to initiate or pursue litigation due to various court closures, increased case volume and/or moratoriums on certain types of activities; (viii) the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during the disruption and which may negatively impact our disclosure controls and procedures over financial reporting; and (ix) an extended period of remote work arrangements for our employees which could strain our business continuity plans and introduce operational risk including, but not limited to, cybersecurity risks.

We face risks relating to cybersecurity attacks and other disruptions to our computer systems.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks and security breaches. These could include attempts to gain unauthorized access to our computer systems, data and the data of third parties retained within our systems through malware, computer viruses, attachments to e-mails, persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems. Our business is also at risk from and may be impacted by our computer systems malfunctioning or being subject of a significant disruption.
The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Moreover, security events or disruptions impacting our vendors, sub-processors and service providers could also impact our data and operations or the data of third parties retained within our system via unauthorized access to information or disruption of services.
Our computer systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. A successful cybersecurity attack or other disruption of our computer systems could, among other things: (i) disrupt the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iii) result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; (iv) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (v) require significant management attention and resources to remedy any damages that result; (vi) subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; (vii) subject us to legal liability; or (viii) damage our reputation among our tenants, investors and associates.
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

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, our executive officers, whose continued service is not guaranteed, and each of whom would be difficult to replace. In the event of the loss of key management personnel or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, our operating results and financial condition could be materially and adversely affected.

Item 1B.	Unresolved SEC Comments
None.

Item 1C.	Cybersecurity
Cybersecurity risk is an important and continuously evolving focus for us, and significant resources are devoted to protecting and enhancing the security of computer systems, software, networks and our other technology assets. We have controls and systems in place to safely receive, protect and store information; collect, use, and share that information appropriately; and detect, contain and respond to data security and denial-of-service incidents.

We identify material cyber risks by continually assessing external threats to understand evolving threats, developing issues and industry trends. Cybersecurity is an important and integrated part of the Company’s enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks. We view our main cyber risk areas to be attempts to gain unauthorized access to our data and computer systems and the data of third parties to which we may owe a duty of care through malware, ransomware, computer fraud, insider threat from persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems. Our processes and controls to mitigate these cyber risks, categorized by five functional areas, Identify, Protect, Detect, Respond and Recover, are addressed below.
The first step in our process is to Identify the risks related to our data, personnel, devices, systems and facilities. In connection with this phase, we do the following:
•Perform global risk assessments which include information technology risk areas including cyber and, in conjunction with this assessment, we engage leading security and technology vendors to periodically perform specific technical information technology risk assessments;
•Maintain a matrix that delineates roles and responsibilities for information security supporting significant financial applications, database and networks;
•Participate in various consortiums, associations and groups allowing us to share threat intelligence and collaborate with organizations across different industries to share best practices, fight cybercrime, enhance privacy, discuss new technologies, better understand the evolving regulatory environment, and advance capabilities in these areas;
•Conduct mandatory information security training for all employees and regularly test our employees several times a year for information security awareness and adherence to our information security recommendations; and
•Disclose our computer usage policy on our intranet and distribute to new employees.
Next, we perform certain controls and processes in order to Protect against the identified risks. In connection with this phase, we do the following:
•Maintain controls and processes over access to our networks and computer systems including: (i) approval and restriction to appropriate personnel as well as ensuring powerful privileges are restricted and segregated to select information technology employees; (ii) utilize a password manager to protect encrypted passwords of power users; (iii) disable system and physical access of terminated employees in a timely manner; (iv) utilize two-factor authentication for remote access to the network; and (v) segregate internal network through the use of internal firewalls;
•Maintain physical security at our data center and backup recovery location including door access control system at the primary data center with surveillance;
•Block data intrusion to maintain confidentiality and integrity of our data via the following: (i) capacity of our servers and networks have an automated monitoring system; (ii) patch management controls on our key software including monitoring resources for patch criticality and reported issues as well as running vulnerability scans; (iii)

change logs are kept and updated on all of our key software; (iv) all major changes to hardware and infrastructure devices are performed and approved prior to production migration; (v) remote access is fully encrypted for all users; and (vi) internal firewalls are used to limit access to sensitive systems and applications; and
•Maintain controls and processes relating to payments we make to third parties by using a combination of internal controls around the setup, maintenance and archiving of records to reduce fraud and erroneous payments.
We continually monitor our information system in order to Detect anomalous activity and verify the effectiveness of our protective measures. In connection with this phase, we do the following:
•Run extended detection and response software on our network at all times, which is comprehensive company-wide personal computer device security monitoring and active threat remediation software that is fully supported by staff and backed by a prevention warranty;
•Engage third-party specialists to periodically perform: (i) penetration testing, which is a simulated cyberattack against our computer system, in order to assess our ability to resist potential threats and attacks from external and internal sources; (ii) cyber dwelling, which determines if a threat actor has made its way or could make its way into our computer network and if confidential information was or could be compromised; and (iii) tabletop mock ransomware exercises to gauge our ability to react to an attack;
•Evaluate the technical control structure and competency for all new third-party software vendors and review “cloud” third-party software vendor’s Service Organization Control reports, or reasonable substitutes, which give comfort on the maturity of the vendor’s security controls; and
•Perform monthly mock phishing email exercises with our employees and provide additional training if needed.
We have plans in place in order to Respond to detected cybersecurity incidents:
•Maintain written playbooks, which provide sequential instructions on the appropriate steps to take in the wake of various cyberattacks, including a playbook for each of the following: ransomware attack, a data breach, loss of third-party data and partial and full disaster recovery plans; and
•Retain a leading provider of incident response to assist us with a security incident as well as an attorney that serves as our data breach coach who specializes in data privacy and cyber security, and has relationships with third-party forensics investigators, crisis communications professionals and other services and organization we may need if a data breach is encountered.
In order to Recover systems or assets affected by a cybersecurity incident, full backups of our business systems data are created, tested and kept at multiple locations in online and offline formats.
While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business, operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. See Risk Factors for more information on our cybersecurity risks.
Our Chief Information Officer, our Senior Director of Information Technology, our Director of Business Systems Applications and our Information Technology Security Manager oversee our cybersecurity program. Collectively, the team has decades of information technology experience and our Information Technology Security Manager holds a masters degree in Network Security. They meet on a regular basis and report to the Audit Committee at least annually on key cybersecurity risks as well as current and future cybersecurity strategy. As delegated by our Board of Directors, our Audit Committee is responsible for reviewing, with management, our internal control systems with respect to information technology security. The Audit Committee Chairperson is also involved in our annual overall risk assessment process. In addition to the foregoing, from time to time, the Board of Directors is updated concerning the Company’s internal control systems with respect to information technology security.

Item 2.	Properties
General
At December 31, 2023, we owned 428 industrial properties of which 422 were classified as in-service. Of the 428 properties owned on a consolidated basis, none of them are directly owned by the Company. The 422 in-service industrial properties contained an aggregate of approximately 64.9 million square feet of GLA in 18 states, with a diverse base of approximately 1,000 tenants engaged in a wide variety of businesses, including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties that are less than 75% occupied at acquisition or with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2023, was $7.21. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
The following tables summarize, by market, certain information as of December 31, 2023, with respect to the in-service properties.
In-Service Property Summary Totals

Metropolitan Area	GLA	Number of Properties	Occupancy at 12/31/23
Atlanta, GA	5,249,774	23	99.0%
Baltimore, MD	3,416,464	14	89.8%
Central Florida	1,060,469	11	100.0%
Central/Eastern Pennsylvania (A)	7,761,506	25	100.0%
Chicago, IL	6,262,880	27	96.1%
Cincinnati, OH	745,320	8	98.9%
Dallas/Ft. Worth, TX	7,390,236	53	99.0%
Denver, CO (A)	3,802,262	37	78.9%
Detroit, MI	802,193	16	100.0%
Houston, TX	3,478,978	29	96.8%
Minneapolis/St. Paul, MN	2,136,628	12	100.0%
Nashville, TN	2,335,079	7	78.6%
New Jersey (A)	2,519,231	24	99.5%
Northern California	246,800	7	81.4%
Phoenix, AZ	4,152,314	17	97.8%
Seattle, WA	552,163	9	88.3%
South Florida	2,655,652	23	98.0%
Southern California (A)	10,306,157	80	94.8%
Total	64,874,106	422	95.5%
_______________
(A)Central/Eastern Pennsylvania includes the markets of Central Pennsylvania and Philadelphia. Denver includes one property in Salt Lake City. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.

Indebtedness
As of December 31, 2023, three of our 422 in-service industrial properties, with a net carrying value of $31.1 million, are pledged as collateral under a mortgage financing, totaling $10.0 million. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Development Activity
During the year ended December 31, 2023, we moved 13 development properties totaling approximately 2.8 million square feet of GLA to our in-service portfolio at a total estimated cost of approximately $354.9 million. Included in the estimated total cost is $10.6 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 6.6%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/23
Central/Eastern Pennsylvania	1	105,000	100%
Central Florida	3	239,306	100%
Chicago, IL	1	451,022	46%
Denver, CO	2	787,585	0%
Nashville, TN	1	500,240	0%
Seattle, WA	1	128,682	50%
South Florida	4	605,235	100%
Total	13	2,817,070

As of December 31, 2023, we substantially completed six developments totaling approximately 1.7 million square feet of GLA. The estimated total investment for the six developments is approximately $286.9 million, of which $248.1 million has been funded as of December 31, 2023. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/23
Central/Eastern Pennsylvania	2	1,057,728	33%
Central Florida	1	107,984	0%
Southern California	2	543,928	0%
Northern California	1	37,056	0%
Total	6	1,746,696

As of December 31, 2023, we have six development projects that are under construction totaling approximately 1.9 million square feet of GLA. The estimated total investment for the six development projects under construction is $284.8 million, of which $171.0 million has been funded as of December 31, 2023. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Anticipated Quarter of Building Completion
Southern California	3	637,668	Q1 2024
South Florida	1	135,707	Q2 2024
Northern California	1	1,015,791	Q3 2024
Central Florida	1	112,000	Q2 2025
Total (A)	6	1,901,166
(A) The six properties were 6% pre-leased at December 31, 2023.

Property Acquisitions
During the year ended December 31, 2023, we acquired four industrial properties and 239 acres of land located in our Central/Eastern Pennsylvania, Central Florida, Houston, Nashville, South Florida and Southern California markets for an aggregate purchase price of approximately $124.5 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 6.2%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization) and dividing it by the sum of the purchase price plus closing costs and estimated costs to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/23
Houston, TX	1	54,080	100%
Southern California	3	101,701	100%
Total	4	155,781

Property Sales
During the year ended December 31, 2023, we sold 11 industrial properties comprising approximately 1.0 million square feet of GLA, at a weighted average capitalization rate of 6.5%, and two land parcels for total gross sales proceeds of approximately $125.3 million. The capitalization rate for the 11 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA
Central/Eastern Pennsylvania	1	264,120
Cincinnati, OH	2	346,969
Detroit, MI	6	157,879
Houston, TX	1	182,563
Minneapolis/St. Paul, MN	1	48,000
Total	11	999,531

Tenant and Lease Information
We have a diverse base of approximately 1,000 tenants engaged in a wide variety of businesses including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. At December 31, 2023, our leases have a weighted average lease length of 7.6 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities. As of December 31, 2023, approximately 95.5% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 5.6% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 5.4% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2023. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	73	2,865	$11.20	98.6%	6.8	$6.85	N/A
Renewal Leases	127	5,379	$9.96	76.6%	5.1	$2.28	63.5%
Development / Acquisition Leases	15	1,590	$11.95	N/A	8.8	N/A	N/A
Total / Weighted Average	215	9,834	$10.65	84.2%	6.2	$3.87	63.5%

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
(D)Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions funded and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period. First generation lease costs for development and acquisition properties are excluded.
(E)Represents the weighted average square feet of tenants renewing their respective leases.
The following table provides a summary of our leases that commenced during the year ended December 31, 2023, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions
New Leases	50	2,279	$3,674
Renewal Leases	12	897	$1,238
Development / Acquisition Leases	14	1,573	$5,477
Total	76	4,749	$10,389

Lease Expirations
Fundamentals for the United States industrial real estate market remained favorable in 2023. Overall demand for new industrial space nationally grew, but at lower levels than the post-COVID-19 pandemic inventory rebuilding periods of 2021 and 2022. New industrial space continued to be developed and delivered throughout the year in response to this growth in demand and the levels of existing competing supply. In 2023, new supply exceeded incremental demand. National vacancy levels remained low and overall industry conditions resulted in an environment that was supportive of market-level rental rate growth in virtually all of the markets in which we own and operate, albeit at lower levels than in 2022. Based on our recent experience, low levels of vacancy generally throughout our markets and the 2024 forecast of a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2024, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to market rent growth since when the comparative leases were signed. The following table shows scheduled lease expirations for our in-service properties as of December 31, 2023:

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2024	101	3,096,841	5.1%	$22,452	5.1%
2025	163	6,695,360	10.9%	45,863	10.4%
2026	187	8,914,480	14.5%	58,779	13.3%
2027	180	9,245,056	15.1%	64,744	14.6%
2028	149	9,524,122	15.5%	83,046	18.7%
2029	92	6,523,519	10.6%	48,527	11.0%
2030	42	3,202,975	5.2%	23,632	5.3%
2031	19	2,894,891	4.7%	23,256	5.2%
2032	23	4,256,732	7.0%	27,475	6.2%
2033	18	2,145,182	3.5%	19,214	4.3%
Thereafter	13	4,831,821	7.9%	25,974	5.9%
Total	987	61,330,979	100%	$442,962	100%
_______________
(A)Includes leases that expire on or after January 1, 2024 and assumes tenants do not exercise existing renewal, termination or purchase options. Reflects the impact of renewals signed prior to January 1, 2024 which are now reflected in the new year of expiration.
(B)Does not include existing vacancies of 2,937,033 aggregate square feet and December 31, 2023 move outs of 606,094 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2023, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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
Market Information and Holders
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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2023	$53.97	$40.64	$0.320
September 30, 2023	$54.86	$47.59	$0.320
June 30, 2023	$54.36	$50.09	$0.320
March 31, 2023	$54.94	$47.64	$0.320
December 31, 2022	$50.68	$43.82	$0.295
September 30, 2022	$55.62	$44.14	$0.295
June 30, 2022	$65.32	$46.13	$0.295
March 31, 2022	$65.01	$56.31	$0.295
As of February 14, 2024, the Company had 315 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 114 holders of record of Units registered with our transfer agent.
Dividends
In order to comply with the REIT requirements of the Code, the Company is generally required to make common share distributions and preferred share distributions (other than capital gain distributions) to its shareholders in amounts that together at least equal (i) the sum of (a) 90% of the Company's "REIT taxable income" computed without regard to the dividends paid deduction and net capital gains and (b) 90% of net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income.
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2023.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
Limited Partner Units
During the year ended December 31, 2023, the Operating Partnership issued 405,618 Limited Partner Units in connection with the issuance of equity compensation, inclusive of Limited Partner Units issued related to dividends accrued on the underlying common stock, to certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2023, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $177.9 million or by issuing 3,378,165 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/18	12/19	12/20	12/21	12/22	12/23
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$147.35	$153.51	$246.11	$183.69	$205.54
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
FTSE NAREIT Equity REITs	$100.00	$126.00	$115.92	$166.04	$125.58	$142.83
_______________

(A)	The information provided in this performance graph shall not be deemed to be "soliciting material," to be "filed" or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	[Reserved]
None.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Summary of 2023
Our operating results were solid in 2023. Our year end in-service occupancy was 95.5%, 330 basis points lower than our in-service occupancy at December 31, 2022, reflecting the impact of completed developments in lease-up entering our in-service portfolio. Also, during the year ended December 31, 2023, we grew cash rental rates by 58.3% on new and renewal leasing, establishing a new annual company record for this metric. At December 31, 2023, we had six projects comprising 1.9 million square feet of GLA under development with an estimated investment of $284.8 million. Additionally, we continue to position ourselves for future development activity by acquiring land located in our target markets with an emphasis on supply constrained coastal markets.
In 2023, we completed the following significant real estate activities:
•We acquired four industrial properties comprised of approximately 0.2 million square feet of GLA located in our Houston and Southern California markets for an aggregate purchase price of $43.9 million, excluding transaction costs. These properties were 100% leased at December 31, 2023.
•We acquired approximately 239.2 acres of land for development located in our Central Florida, Nashville, Philadelphia, South Florida and Southern California markets for an aggregate purchase price of $80.6 million, excluding transaction costs.
•We placed in-service 13 industrial properties comprising approximately 2.8 million square feet of GLA located in our Central Florida, Chicago, Denver, Nashville, Philadelphia, Seattle and South Florida markets at an estimated total cost of $354.9 million. These properties were 45% leased at December 31, 2023.
•We commenced speculative development of four industrial buildings comprised of 0.8 million square feet of GLA in our Central Florida, Philadelphia, South Florida and Southern California markets.
•We sold 11 industrial properties comprising approximately 1.0 million square feet of GLA and two land parcels for gross proceeds of $125.3 million.
•Our Joint Venture sold approximately 31 acres of land located in Phoenix for gross proceeds of $50 million. Our pro-rata share of the gain was $17.3 million and we recognized an incentive fee of $7.1 million. These amounts exclude our partner's 6% share in the Joint Venture that we consolidate and report in our financial statements as Noncontrolling Interest.
We completed the following financing activities during the year ended December 31, 2023:
•We declared an annual cash dividend of $1.28 per common share or Unit, an increase of 8.5% from 2022.
•At December 31, 2023, we had $449.8 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents was $42.9 million, after excluding our Joint Venture minority partner's share of cash and cash equivalents that we consolidate and report in our financial statements.

Results of Operations
Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
Our net income was $285.8 million and $381.6 million for the years ended December 31, 2023 and 2022, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2023 and 2022. Same store properties are properties owned prior to January 1, 2022 and held as an in-service property through December 31, 2023 and developments and redevelopments that were placed in service prior to January 1, 2022. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out within the first two years of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of (a) stabilized occupancy (defined as 90% occupied), or (b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2021 and held as an operating property through December 31, 2023. Sold properties are properties that were sold subsequent to December 31, 2021. (Re)Developments include developments and redevelopments that were not: (a) substantially complete 12 months prior to January 1, 2022; or (b) stabilized prior to January 1, 2022. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2023 and 2022, the average occupancy rates of our same store properties were 97.4% and 98.0%, respectively.

	2023	2022	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$519,477	$483,976	$35,501	7.3%
Acquired Properties	10,434	5,029	5,405	107.5%
Sold Properties	5,691	17,699	(12,008)	(67.8)%
(Re) Developments	56,204	20,241	35,963	177.7%
Other	22,221	12,984	9,237	71.1%
Total Revenues	$614,027	$539,929	$74,098	13.7%
Revenues from same store properties increased $35.5 million primarily due to increases in rental rates and tenant recoveries, offset by a slight decrease in occupancy. Revenues from acquired properties increased $5.4 million due to the 15 industrial properties acquired subsequent to December 31, 2021 totaling approximately 0.6 million square feet of GLA. Revenues from sold properties decreased $12.0 million due to the 20 industrial properties sold subsequent to December 31, 2021 totaling approximately 3.2 million square feet of GLA. Revenues from (re)developments increased $36.0 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $9.2 million due to joint venture fees, legal settlement proceeds, interest income earned on cash balances, revenues from income-producing land parcels for which our ultimate intent, for the majority of the land parcels, is to redevelop or develop in the future and revenues related to acquisitions that were not yet stabilized at December 31, 2021 and therefore are not yet included in the same store pool.

	2023	2022	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$127,967	$119,955	$8,012	6.7%
Acquired Properties	2,271	1,061	1,210	114.0%
Sold Properties	1,271	4,048	(2,777)	(68.6)%
(Re) Developments	16,951	3,592	13,359	371.9%
Other	17,195	15,007	2,188	14.6%
Total Property Expenses	$165,655	$143,663	$21,992	15.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $8.0 million primarily due to increases in real estate tax expense and insurance expense. Property expenses from acquired properties increased $1.2 million due to properties acquired subsequent to December 31, 2021. Property expenses from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2021. Property expenses from (re)developments increased $13.4 million primarily due to the substantial completion of developments. Property expenses from other increased $2.2 million primarily due to an increase in real estate tax expense related to land parcels purchased in 2022 and 2023 and an increase in certain miscellaneous expenses.
General and administrative expense increased by $3.1 million, or 9.3%, due to an increase in compensation and other professional costs.
Joint Venture development services expense increased by $2.8 million, or 303.4%, for the year ended December 31, 2023, which primarily relates to expenses paid to a third party to assist with the development of properties in the Joint Venture.

	2023	2022	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$129,427	$128,083	$1,344	1.0%
Acquired Properties	4,475	2,627	1,848	70.3%
Sold Properties	814	3,933	(3,119)	(79.3)%
(Re) Developments	23,455	9,198	14,257	155.0%
Corporate Furniture, Fixtures and Equipment and Other	4,780	3,579	1,201	33.6%
Total Depreciation and Other Amortization	$162,951	$147,420	$15,531	10.5%

Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.8 million due to properties acquired subsequent to December 31, 2021. Depreciation and other amortization from sold properties decreased $3.1 million due to properties sold subsequent to December 31, 2021. Depreciation and other amortization from (re)developments increased $14.3 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other increased $1.2 million primarily due to depreciation and amortization related to properties acquired that were not yet stabilized at December 31, 2021 and therefore are not yet included in the same store pool.
For the year ended December 31, 2023, we recognized $95.7 million of gain on sale of real estate related to the sale of eleven industrial properties comprising approximately 1.0 million square feet of GLA and two land parcels. For the year ended December 31, 2022, we recognized $128.3 million of gain on sale of real estate related to the sale of nine industrial properties comprising approximately 2.2 million square feet of GLA and one land parcel.
Interest expense increased $25.3 million, or 51.7%, primarily due to an increase in the weighted average interest rate for the year ended December 31, 2023 (4.05%) as compared to the year ended December 31, 2022 (3.41%), an increase in the weighted average debt balance outstanding for the year ended December 31, 2023 ($2,175.0 million) as compared to the year ended December 31, 2022 ($1,917.4 million) and a decrease in capitalized interest of $2.5 million caused by a decrease in development projects eligible for capitalization during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Amortization of debt issuance costs increased $0.4 million, or 13.8%, primarily due to debt issuance costs incurred during the year ended December 31, 2022 related to the issuance of a $300.0 million term loan.
Equity in income of joint venture decreased $82.7 million, or 72.0%, due to a decrease in our pro-rata share of gain from the sale of real estate by the Joint Venture and incentive fees related to the Joint Venture, partially offset by an increase in rental and interest income we earned from the Joint Venture. These amounts include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements.
Income tax expense decreased $14.7 million, or 62.8%, primarily due to decreases in our share of taxable gains and incentive fees from the Joint Venture, partially offset by an increase in our share of equity in income from the Joint Venture related to increases in rental and interest income recognized by the Joint Venture.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

A discussion of changes in our results of operations between 2022 and 2021 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Liquidity and Capital Resources
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$304,815	$410,943
Net cash used in investing activities	(378,306)	(629,108)
Net cash (used in) provided by financing activities	(27,783)	304,503
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$304,813	$410,897
Net cash used in investing activities	(378,306)	(629,108)
Net cash (used in) provided by financing activities	(27,781)	304,549
Changes in cash flow for the year ended December 31, 2023, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities decreased $106.1 million, primarily due to the following:
•decrease in distributions from our Joint Venture of $110.6 million in 2023 as compared to 2022 due to funds received from a sale of real estate from our Joint Venture;
•increase of $25.3 million in interest expense; and
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in net operating income from same store properties, acquired properties and recently developed properties of $54.3 million, offset by a decrease in net operating income due to the disposition of real estate of $9.2 million; and
◦decrease of $14.7 million in income tax provision.
Investing Activities: Cash used in investing activities decreased $250.8 million, primarily due to the following:
•decrease of $334.7 million related to the acquisition, development and investment in real estate attributable to fewer acquisitions and a reduction in expenditures related to developments under construction during the year ended December 31, 2023 as compared to the year ended December 31, 2022; and
•decrease of $4.3 million in escrow deposits; offset by:
◦decrease of $55.0 million in net proceeds received from the disposition of real estate in 2023 as compared to 2022; and
◦decrease of $36.1 million in net distributions from our Joint Venture in 2023 as compared to 2022.

Financing Activities: Cash used in financing activities was $27.8 million for the year ended December 31, 2023 as compared to $304.5 million provided by financing activities for the year ended December 31, 2022, resulting in a decrease of cash provided by financing activities of $332.3 million, primarily due to the following:
•decrease of $465.0 million in proceeds from refinancing the expiring $260.0 million unsecured term loan with a $425.0 million unsecured term loan in 2022 and $300.0 million related to the new unsecured term loan we entered into in 2022;
•increase in dividend and unit distributions of $14.0 million due to the Company increasing the dividend rate in 2023 as well as an increase in common shares and Units outstanding;
•decrease of $12.8 million related to net proceeds from the issuance of 218,230 shares of the Company's common stock under our ATM in 2022; and
•increase in distributions to noncontrolling interests of $7.1 million in 2023 as compared to 2022; offset by:
◦increase in net borrowings under our Unsecured Credit Facility of $92.0 million in 2023 as compared to 2022;
◦decrease in repayments of mortgage loans payable of $69.1 million in 2023 compared to 2022; and
◦decrease in debt issuance costs of $5.1 million related to the $425.0 million unsecured term loan refinancing and $300.0 million unsecured term loan issuance.
Material Cash Requirements
At December 31, 2023, our cash and cash equivalents were $42.9 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $449.8 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2023.
We have considered our short-term (through December 31, 2024) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2024) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.

We believe that we were in compliance with our financial covenants as of December 31, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants in 2024. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs and our access to borrowings on our Unsecured Credit Facility may be limited if we fail to meet any of these covenants. Total debt, exclusive of unamortized debt issuance costs and unamortized discounts, at December 31, 2023 and 2022 is detailed below.

	Weighted Average Interest Rate at December 31, 2023	Outstanding Balance at		Weighted Average Maturity in Years at December 31, 2023
		December 31, 2023	December 31, 2022
		(In thousands)
Mortgage Loan Payable (A)	4.17%	$9,978	$10,299	4.7
Senior Unsecured Notes, Gross
Senior Unsecured Bonds (A)	7.58%	48,571	48,571	5.3
Private Placement Notes (A)	3.66%	950,000	950,000	6.0
Subtotal		998,571	998,571
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (B)	1.81%	200,000	200,000	2.5
2022 Unsecured Term Loan (C)	3.64%	425,000	425,000	3.8
2022 Unsecured Term Loan II (D)	4.88%	300,000	300,000	3.6
Subtotal		925,000	925,000
Unsecured Credit Facility (E)	6.19%	299,000	143,000	2.5
Total Debt		$2,232,549	$2,076,870
(A) These loans have a fixed interest rate.
(B) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.85%. We have interest rate swaps, with an aggregate notional value of $200.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 1.81% at December 31, 2023. These interest rate swaps mature in February 2026.
(C) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.85%. We have interest rate swaps, with an aggregate notional value of $425.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 3.64% at December 31, 2023. These interest rate swaps mature in September 2027.
(D) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.85%. We have interest rate swaps, with an aggregate notional value of $300.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 4.88% at December 31, 2023. These interest rate swaps mature in December 2025 ($150.0 million notional) and August 2027 ($150.0 million notional). Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, one-year extension options, subject to certain conditions.
(E) The interest rate is a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.775% and a facility fee of 15 basis points. Our balance under our Unsecured Credit Facility changes depending on our cash needs and the interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, six-month extension options, subject to certain conditions. As of February 14, 2024, we had approximately $409.9 million available for additional borrowings under our Unsecured Credit Facility.
As of December 31, 2023, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Our other material cash requirements from known contractual and other obligations as of December 31, 2023 include an estimate of remaining payments on the completion of development projects under construction for the Company of $113.8 million which includes all costs necessary to place the properties into service. In addition, the remaining estimated equity that the Company will need to contribute to complete the development projects in our Joint Venture is approximately $7.9 million. The majority of the construction costs and our proportionate share of equity contributions to the Joint Venture need to be funded in one year or less.
Off-Balance Sheet Arrangements
At December 31, 2023, we had letters of credit and performance bonds outstanding amounting to $20.7 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.7 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively, related to environmental expenditures. We estimate 2024 expenditures of approximately $2.1 million which has been accrued at December 31, 2023. We estimate that the aggregate expenditures which need to be expended in 2024 and beyond with regard to currently identified environmental issues will not exceed approximately $5.5 million which has been accrued at December 31, 2023.
Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our industrial properties in our markets of operation; however, inflation significantly increased in 2021 and 2022 and, while it moderated in 2023, it could increase in the future. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, under our leases we typically have exposure to increases in non-reimbursable property operating expenses, including expenses incurred related to vacant premises. In addition, we believe that some of the existing rental rates under our leases subject to renewal are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset our exposure to inflationary expense pressures related to our leased properties. We also have exposure to inflation with respect to our development portfolio, as increases in materials and other costs related to our development activities make it more expensive to develop properties. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivatives that mitigate, but do not eliminate, the impact of changes in interest rates on our Unsecured Credit Facility.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2023 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2023, $1,933.5 million or 86.6% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $299.0 million or 13.4% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2022, $1,933.8 million or 93.1% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $143.0 million or 6.9% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2023 and 2022, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes. See Material Cash Requirements for further details on the derivative instruments. As of December 31, 2023 and 2022, the estimated fair value of our debt was approximately $2,135.7 million and $1,945.4 million, respectively, based on our estimate of the then-current market interest rates.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR and LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2023 and 2022 would have increased by approximately $1.3 million and $0.8 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2023 and 2022. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $7.5 million and $5.5 million during the years ended December 31, 2023 and 2022.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$274,816	$359,134	$270,997	$195,989	$238,775
Adjustments:
Depreciation and Other Amortization of Real Estate	162,098	146,448	130,062	128,814	120,516
Gain on Sale of Real Estate	(95,650)	(128,268)	(150,310)	(86,751)	(124,942)
Gain on Sale of Real Estate from Joint Ventures	(28,034)	(115,024)	—	(4,443)	(16,714)
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including Joint Ventures	7,311	23,658	4,853	2,198	3,095
Noncontrolling Interest Share of Adjustments	2,126	15,222	357	(843)	406
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$322,667	$301,170	$255,959	$234,964	$221,136

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in joint venture fees, depreciation and amortization, general and administrative expense, joint venture development services expense, interest expense, equity in income and loss from joint ventures, income tax benefit and provision and gains and losses on the sale of real estate. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of above/below market leases and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(In thousands)
Same Store Revenues	$519,477	$483,976
Same Store Property Expenses	(127,967)	(119,955)
Same Store Net Operating Income Before Same Store Adjustments	$391,510	$364,021
Same Store Adjustments:
Straight-line Rent	(11,486)	(12,254)
Above (Below) Market Lease Amortization	(1,232)	(1,034)
Lease Termination Fees	(309)	(118)
Same Store Net Operating Income	$378,483	$350,615
Subsequent Events
From January 1, 2024 to February 14, 2024, we sold five industrial buildings and one land parcel for a sales price of approximately $33.0 million, excluding transaction costs.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2023, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedule
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
10.4†
Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.5†
Form of Time Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.7†
Form of Performance Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.8†
Form of Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.9†
Form of Time Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.9 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.10†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.11†
Form of Performance Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.12†
Form of Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.13†
Executive Change in Control Severance Policy, dated February 11, 2020 (incorporated by reference to Exhibit 10.7 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17
Note and Guaranty Agreement, dated as of May 16, 2019, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 3.97% Series E Guaranteed Senior Notes due July 23, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 20, 2019, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.18
Equity Distribution Agreement, dated as of February 24, 2023, among First Industrial Realty Trust, Inc., First Industrial, L.P., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 24, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.19
Master Forward Confirmation, dated as of February 24, 2023, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed February 24, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
10.20
Note and Guaranty Agreement, dated as of July 7, 2020 by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the form of the 2.74% Series F Guaranteed Senior Notes due September 17, 2030 and the 2.84% Series G Guaranteed Senior Notes due September 17, 2032) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 8, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.21
Fourth Amended and Restated Unsecured Revolving Credit Facility Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.22
First Amendment, dated May 31, 2023, to Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.23
Amended and Restated Unsecured Term Loan Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed July 13, 2021, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.24
First Amendment, dated May 31, 2023, to Amended and Restated Unsecured Term Loan Agreement, dated as of July 7, 2021, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.25
Amended and Restated Unsecured Term Loan Agreement, dated as of April 18, 2022 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Fifth Third Bank, National Association, Regions Bank, U.S. Bank National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed April 20, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.26
First Amendment, dated May 31, 2023, to Amended and Restated Unsecured Term Loan Agreement, dated as of April 18, 2022, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Fifth Third Bank, National Association, Regions Bank, U.S. Bank National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed June 2, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.27
Unsecured Term Loan Agreement, dated as of August 12, 2022 among First Industrial, L.P., First Industrial Realty Trust, Inc., U.S. Bank National Association, Bank of America, N.A., PNC Bank, National Association, Regions Bank and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 15, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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

97.1*	First Industrial Realty Trust, Inc. Compensation Recovery Policy

Exhibits	Description
101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

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
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company acquired 4 industrial properties for consideration of approximately $44.0 million, of which approximately $31.6 million was recorded to land and $10.7 million to building and improvements/construction in progress during the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence relating to the fair value of land and building and improvements/construction in progress, including the significant assumptions related to land comparables, discount rates and market rent; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions for the tangible assets, such as land comparables, discount rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress, (iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates and market rent. Evaluating the significant assumptions relating to the land comparables, discount rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit or third-party market data. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 14, 2024

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership acquired 4 industrial properties for consideration of approximately $44.0 million, of which approximately $31.6 million was recorded to land and $10.7 million to building and improvements/construction in progress during the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates, which resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence relating to the fair value of land and building and improvements/construction in progress, including the significant assumptions related to land comparables, discount rates and market rent; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over the valuation methods and significant assumptions for the tangible assets, such as land comparables, discount rates and market rent. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress, (iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates and market rent. Evaluating the significant assumptions relating to the land comparables, discount rates and market rent involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were consistent with evidence obtained in other areas of the audit or third-party market data. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 14, 2024

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,756,971	$1,646,179
Buildings and Improvements	3,711,718	3,442,957
Construction in Progress	245,391	253,903
Less: Accumulated Depreciation	(1,009,335)	(921,480)
Net Investment in Real Estate	4,704,745	4,421,559
Operating Lease Right-of-Use Assets	24,211	24,580
Cash and Cash Equivalents	43,844	133,244
Restricted Cash	—	11,874
Tenant Accounts Receivable	10,993	7,135
Investment in Joint Venture	44,663	8,822
Deferred Rent Receivable	144,033	122,918
Prepaid Expenses and Other Assets, Net	203,276	224,190
Total Assets	$5,175,765	$4,954,322
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,978	$10,299
Senior Unsecured Notes, Net	994,463	993,742
Unsecured Term Loans, Net	920,863	919,260
Unsecured Credit Facility	299,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	143,429	194,031
Operating Lease Liabilities	21,992	22,266
Rents Received in Advance and Security Deposits	106,734	100,166
Dividends and Distributions Payable	44,201	41,259
Total Liabilities	2,540,660	2,424,023
Commitments and Contingencies (see Note 14)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,289,039 and 132,141,503 shares issued and outstanding)	1,323	1,321
Additional Paid-in Capital	2,411,673	2,401,334
Retained Earnings	127,707	23,131
Accumulated Other Comprehensive Income	22,272	33,412
Total First Industrial Realty Trust, Inc.'s Equity	2,562,975	2,459,198
Noncontrolling Interests	72,130	71,101
Total Equity	2,635,105	2,530,299
Total Liabilities and Equity	$5,175,765	$4,954,322
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands, except per share data)
Revenues:
Lease Revenue	$602,294	$532,237	$473,236
Joint Venture Fees	5,159	1,322	321
Other Revenue	6,574	6,370	2,733
Total Revenues	614,027	539,929	476,290
Expenses:
Property Expenses	165,655	143,663	131,300
General and Administrative	37,121	33,972	34,610
Joint Venture Development Services Expense	3,667	909	—
Depreciation and Other Amortization	162,951	147,420	130,953
Total Expenses	369,394	325,964	296,863
Other Income (Expense):
Gain on Sale of Real Estate	95,650	128,268	150,310
Interest Expense	(74,335)	(49,013)	(44,103)
Amortization of Debt Issuance Costs	(3,626)	(3,187)	(3,423)
Total Other Income (Expense)	17,689	76,068	102,784
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax Provision	262,322	290,033	282,211
Equity in Income (Loss) of Joint Ventures	32,207	114,942	(161)
Income Tax Provision	(8,692)	(23,363)	(4,879)
Net Income	285,837	381,612	277,171
Less: Net Income Attributable to the Noncontrolling Interests	(11,021)	(22,478)	(6,174)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$274,816	$359,134	$270,997
Net Income Allocable to Participating Securities	(232)	(348)	(299)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$274,584	$358,786	$270,698
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.08	$2.72	$2.09
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.07	$2.72	$2.09
Weighted Average Shares Outstanding - Basic	132,264	132,024	129,688
Weighted Average Shares Outstanding - Diluted	132,341	132,103	129,775
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Net Income	$285,837	$381,612	$277,171
Mark-to-Market (Loss) Gain on Derivative Instruments	(11,754)	38,107	12,567
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	274,493	420,129	290,148
Comprehensive Income Attributable to Noncontrolling Interests	(10,736)	(23,366)	(6,464)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$263,757	$396,763	$283,684
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in Capital	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2020	$1,290	$2,224,691	$(306,294)	$(16,953)	$44,586	$1,947,320
Net Income	—	—	270,997	—	6,174	277,171
Other Comprehensive Income	—	—	—	12,687	290	12,977
Issuance of Common Stock, Net of Issuance Costs	25	145,443	—	—	—	145,468
Stock Based Compensation Activity	1	1,825	(2,294)	—	9,519	9,051
Common Stock Dividends and Unit Distributions ($1.08 Per Share/Unit)	—	—	(140,702)	—	(2,941)	(143,643)
Conversion of Limited Partner Units to Common Stock	1	1,760	—	—	(1,761)	—
Contributions from Noncontrolling Interests	—	—	—	—	28	28
Reallocation—Additional Paid-in Capital	—	2,307	—	—	(2,307)	—
Reallocation—Other Comprehensive Income	—	—	—	28	(28)	—
Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	359,134	—	22,478	381,612
Other Comprehensive Income	—	—	—	37,629	888	38,517
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	3,526	(1,483)	—	11,299	13,343
Common Stock Dividends and Unit Distributions ($1.18 Per Share/Unit)	—	—	(156,227)	—	(3,749)	(159,976)
Conversion of Limited Partner Units to Common Stock	1	2,443	—	—	(2,444)	—
Contributions from Noncontrolling Interests	—	—	—	—	103	103
Distributions to Noncontrolling Interests	—	—	—	—	(4,418)	(4,418)
Reallocation—Additional Paid-in Capital	—	6,595	—	—	(6,595)	—
Reallocation—Other Comprehensive Income	—	—	—	21	(21)	—
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	274,816	—	11,021	285,837
Other Comprehensive Loss	—	—	—	(11,059)	(285)	(11,344)
Stock Based Compensation Activity	2	3,827	(712)	—	11,992	15,109
Common Stock Dividends and Unit Distributions ($1.28 Per Share/Unit)	—	—	(169,528)	—	(3,727)	(173,255)
Conversion of Limited Partner Units to Common Stock	—	1,332	—	—	(1,332)	—
Retirement of Limited Partner Units	—	—	—	—	(18)	(18)
Distributions to Noncontrolling Interests	—	—	—	—	(11,523)	(11,523)
Reallocation—Additional Paid-in Capital	—	5,180	—	—	(5,180)	—
Reallocation—Other Comprehensive Income	—	—	—	(81)	81	—
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$285,837	$381,612	$277,171
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	130,427	119,477	107,876
Amortization of Debt Issuance Costs	3,626	3,187	3,423
Other Amortization, Including Equity Based Compensation	34,088	32,845	31,181
Equity in (Income) Loss of Joint Ventures	(32,207)	(114,942)	161
Distributions from Joint Ventures	7,400	118,034	—
Gain on Sale of Real Estate	(95,650)	(128,268)	(150,310)
Gain on Involuntary Conversion	—	(1,495)	—
Straight-line Rental Income and Expense, Net	(21,925)	(25,962)	(16,081)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,363)	(4,852)	(472)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(4,418)	31,307	13,946
Net Cash Provided by Operating Activities	304,815	410,943	266,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(131,057)	(305,326)	(352,922)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(361,927)	(522,368)	(314,084)
Net Proceeds from Sales of Investments in Real Estate	120,411	175,409	234,726
Decrease (Increase) in Escrow Deposits	3,877	(450)	(4,461)
Proceeds from Involuntary Conversion	—	1,495	—
Contributions to and Investments in Joint Ventures	(12,349)	(5,616)	(1,550)
Distributions from Joint Ventures	—	29,356	21,407
Other Investing Activity	2,739	(1,608)	61
Net Cash Used in Investing Activities	(378,306)	(629,108)	(416,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(61)	(5,265)	(6,452)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	12,823	145,760
Tax Paid on Vested Equity Compensation	(2,510)	(2,942)	(5,126)
Common Stock Dividends and Unit Distributions Paid	(169,368)	(155,333)	(139,710)
Repayments on Mortgage Loans Payable	(321)	(69,465)	(64,450)
Proceeds from Unsecured Term Loans	—	465,000	—
Proceeds from Unsecured Credit Facility	374,000	720,000	289,000
Repayments on Unsecured Credit Facility	(218,000)	(656,000)	(210,000)
Contributions from Noncontrolling Interests	—	103	28
Distributions to Noncontrolling Interests	(11,523)	(4,418)	—
Net Cash (Used in) Provided by Financing Activities	(27,783)	304,503	9,050
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(101,274)	86,338	(140,878)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Year	$43,844	$145,118	$58,780

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$72,881	$46,445	$44,184
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$13,791	$16,298	$12,140
Income Taxes Paid	$27,754	$3,760	$3,366
Cash Paid for Operating Lease Liabilities	$3,348	$3,444	$3,261
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$941	$949	$819
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$44,201	$41,259	$37,178
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(1,332)	$(2,444)	$(1,761)
Common Stock	—	1	1
Additional Paid-in Capital	1,332	2,443	1,760
Total	$—	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$—	$3,611
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$528	$2,115	$1,990
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$55,876	$86,456	$82,526
Tenant Improvements Funded by Tenant	$3,878	$610	$28,559
Write-off of Fully Depreciated Assets	$(33,529)	$(35,716)	$(36,799)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,756,971	$1,646,179
Buildings and Improvements	3,711,718	3,442,957
Construction in Progress	245,391	253,903
Less: Accumulated Depreciation	(1,009,335)	(921,480)
Net Investment in Real Estate (including $302,869 and $313,245 related to consolidated variable interest entities, see Note 5)	4,704,745	4,421,559
Operating Lease Right-of-Use Assets	24,211	24,580
Cash and Cash Equivalents	43,844	133,244
Restricted Cash	—	11,874
Tenant Accounts Receivable	10,993	7,135
Investment in Joint Venture	44,663	8,822
Deferred Rent Receivable	144,033	122,918
Prepaid Expenses and Other Assets, Net	212,559	233,471
Total Assets	$5,185,048	$4,963,603
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,978	$10,299
Senior Unsecured Notes, Net	994,463	993,742
Unsecured Term Loans, Net	920,863	919,260
Unsecured Credit Facility	299,000	143,000
Accounts Payable, Accrued Expenses and Other Liabilities	143,429	194,031
Operating Lease Liabilities	21,992	22,266
Rents Received in Advance and Security Deposits	106,734	100,166
Distributions Payable	44,201	41,259
Total Liabilities	2,540,660	2,424,023
Commitments and Contingencies (see Note 14)
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (132,289,039 and 132,141,503 units outstanding)	2,505,150	2,395,601
Limited Partners Units (3,378,165 and 3,055,766 units outstanding)	109,003	95,015
Accumulated Other Comprehensive Income	22,842	34,186
Total First Industrial L.P.'s Partners' Capital	2,636,995	2,524,802
Noncontrolling Interests	7,393	14,778
Total Partners' Capital	2,644,388	2,539,580
Total Liabilities and Partners' Capital	$5,185,048	$4,963,603
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$602,294	$532,237	$473,236
Joint Venture Fees	5,159	1,322	321
Other Revenue	6,574	6,370	2,733
Total Revenues	614,027	539,929	476,290
Expenses:
Property Expenses	165,655	143,663	131,300
General and Administrative	37,121	33,972	34,610
Joint Venture Development Services Expense	3,667	909	—
Depreciation and Other Amortization	162,951	147,420	130,953
Total Expenses	369,394	325,964	296,863
Other Income (Expense):
Gain on Sale of Real Estate	95,650	128,268	150,310
Interest Expense	(74,335)	(49,013)	(44,103)
Amortization of Debt Issuance Costs	(3,626)	(3,187)	(3,423)
Total Other Income (Expense)	17,689	76,068	102,784
Income from Operations Before Equity in Income (Loss) of Joint Ventures and Income Tax Provision	262,322	290,033	282,211
Equity in Income (Loss) of Joint Ventures	32,207	114,942	(161)
Income Tax Provision	(8,692)	(23,363)	(4,879)
Net Income	285,837	381,612	277,171
Less: Net Income Attributable to the Noncontrolling Interests	(4,136)	(14,093)	(133)
Net Income Available to Unitholders and Participating Securities	$281,701	$367,519	$277,038
Net Income Allocable to Participating Securities	(551)	(877)	(770)
Net Income Available to Unitholders	281,150	366,642	276,268
Basic Earnings Per Unit:
Net Income Available to Unitholders	$2.09	$2.73	$2.10
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$2.08	$2.72	$2.09
Weighted Average Units Outstanding - Basic	134,777	134,229	131,740
Weighted Average Units Outstanding - Diluted	135,249	134,681	132,237
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Net Income	$285,837	$381,612	$277,171
Mark-to-Market (Loss) Gain on Derivative Instruments	(11,754)	38,107	12,567
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	274,493	420,129	290,148
Comprehensive Income Attributable to Noncontrolling Interests	(4,136)	(14,093)	(133)
Comprehensive Income Attributable to Unitholders	$270,357	$406,036	$290,015
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2020	$1,898,635	$70,435	$(17,308)	$4,928	$1,956,690
Net Income	270,855	6,183	—	133	277,171
Other Comprehensive Income	—	—	12,977	—	12,977
Contribution of General Partner Units, Net of Issuance Costs	145,468	—	—	—	145,468
Stock Based Compensation Activity	(468)	9,519	—	—	9,051
Unit Distributions ($1.08 Per Unit)	(140,702)	(2,941)	—	—	(143,643)
Conversion of Limited Partner Units to General Partner Units	1,761	(1,761)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	64	64
Distributions to Noncontrolling Interests	—	—	—	(171)	(171)
Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	359,045	8,474	—	14,093	381,612
Other Comprehensive Income	—	—	38,517	—	38,517
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	2,044	11,299	—	—	13,343
Unit Distributions ($1.18 Per Unit)	(156,227)	(3,749)	—	—	(159,976)
Conversion of Limited Partner Units to General Partner Units	2,444	(2,444)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	242	242
Distributions to Noncontrolling Interests	—	—	—	(4,511)	(4,511)
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	274,628	7,073	—	4,136	285,837
Other Comprehensive Loss	—	—	(11,344)	—	(11,344)
Stock Based Compensation Activity	3,117	11,992	—	—	15,109
Unit Distributions ($1.28 Per Unit)	(169,528)	(3,727)	—	—	(173,255)
Conversion of Limited Partner Units to General Partner Units	1,332	(1,332)	—	—	—
Retirement of Limited Partner Units	—	(18)	—	—	(18)
Contributions from Noncontrolling Interests	—	—	—	30	30
Distributions to Noncontrolling Interests	—	—	—	(11,551)	(11,551)
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$285,837	$381,612	$277,171
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	130,427	119,477	107,876
Amortization of Debt Issuance Costs	3,626	3,187	3,423
Other Amortization, Including Equity Based Compensation	34,088	32,845	31,181
Equity in (Income) Loss of Joint Ventures	(32,207)	(114,942)	161
Distributions from Joint Ventures	7,400	118,034	—
Gain on Sale of Real Estate	(95,650)	(128,268)	(150,310)
Gain on Involuntary Conversion	—	(1,495)	—
Straight-line Rental Income and Expense, Net	(21,925)	(25,962)	(16,081)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(2,365)	(4,898)	(337)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(4,418)	31,307	13,946
Net Cash Provided by Operating Activities	304,813	410,897	267,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(131,057)	(305,326)	(352,922)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(361,927)	(522,368)	(314,084)
Net Proceeds from Sales of Investments in Real Estate	120,411	175,409	234,726
Decrease (Increase) in Escrow Deposits	3,877	(450)	(4,461)
Proceeds from Involuntary Conversion	—	1,495	—
Contributions to and Investments in Joint Ventures	(12,349)	(5,616)	(1,550)
Distributions from Joint Ventures	—	29,356	21,407
Other Investing Activity	2,739	(1,608)	61
Net Cash Used in Investing Activities	(378,306)	(629,108)	(416,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	(61)	(5,265)	(6,452)
Contribution of General Partner Units	—	12,823	145,760
Tax Paid on Vested Equity Compensation	(2,510)	(2,942)	(5,126)
Unit Distributions Paid	(169,368)	(155,333)	(139,710)
Contributions from Noncontrolling Interests	30	242	64
Distributions to Noncontrolling Interests	(11,551)	(4,511)	(171)
Repayments on Mortgage Loans Payable	(321)	(69,465)	(64,450)
Proceeds from Unsecured Term Loans	—	465,000	—
Proceeds from Unsecured Credit Facility	374,000	720,000	289,000
Repayments on Unsecured Credit Facility	(218,000)	(656,000)	(210,000)
Net Cash (Used in) Provided by Financing Activities	(27,781)	304,549	8,915
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(101,274)	86,338	(140,878)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	145,118	58,780	199,658
Cash, Cash Equivalents and Restricted Cash, End of Year	$43,844	$145,118	$58,780

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$72,881	$46,445	$44,184
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$13,791	$16,298	$12,140
Income Taxes Paid	$27,754	$3,760	$3,366
Cash Paid for Operating Lease Liabilities	$3,348	$3,444	$3,261
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$941	$949	$819
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$44,201	$41,259	$37,178
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(1,332)	$(2,444)	$(1,761)
General Partner Units	1,332	2,444	1,761
Total	$—	$—	$—
Assumption of Other Assets in Connection with the Acquisition of Real Estate	$—	$—	$3,611
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$528	$2,115	$1,990
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$55,876	$86,456	$82,526
Tenant Improvements Funded by Tenant	$3,878	$610	$28,559
Write-off of Fully Depreciated Assets	$(33,529)	$(35,716)	$(36,799)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.5% and 97.7% ownership interest ("General Partner Units") at December 31, 2023 and 2022, respectively. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.5% and 2.3% at December 31, 2023 and 2022, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of December 31, 2023, we owned 428 industrial properties located in 19 states, containing an aggregate of approximately 66.6 million square feet of gross leasable area ("GLA"). Of the 428 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements at December 31, 2023 and 2022 and for each of the years ended December 31, 2023, 2022 and 2021 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2023 and 2022, and the reported amounts of revenues and expenses for each of the years ended December 31, 2023, 2022 and 2021. Actual results could differ from those estimates.
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

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	3 to 50
Land Improvements	2 to 25
Furniture, Fixtures and Equipment	3 to 5
Tenant Improvements	Shorter of Useful Life or Terms of Related Lease
Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of incentive compensation costs of personnel directly attributable to executed leases) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The value of above and below market lease intangibles, which are included as assets or liabilities in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets are amortized as an increase or decrease to rental revenue over the remaining initial lease term, plus the term of any below market fixed rate renewal options of the respective leases.
The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The value of in-place lease intangibles, which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets are amortized over the remaining initial lease term (including expected renewal periods) as adjustments to depreciation and other amortization expense. If a tenant fully terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market intangibles and the in-place lease value is immediately accelerated and fully amortized on the date of the termination.
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

Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2023	December 31, 2022
In-Place Leases	$16,199	$19,373
Above Market Leases	2,435	1,319
Below Market Ground Lease Obligation	1,417	1,462
Tenant Relationships	1,467	1,936
Total Included in Total Assets, Net of $28,205 and $28,590 of Accumulated Amortization	$21,518	$24,090
Below Market Leases	$11,851	$15,152
Total Included in Total Liabilities, Net of $16,796 and $18,004 of Accumulated Amortization	$11,851	$15,152
Amortization expense related to in-place leases and tenant relationships was $6,735, $6,098 and $4,498 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, lease revenue increased by $4,430, $2,679 and $1,442, respectively, related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years for properties owned as of December 31, 2023 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2024	$4,860	$3,341
2025	$3,790	$2,465
2026	$2,666	$1,558
2027	$1,787	$973
2028	$1,394	$741
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

We classify distributions received from equity method investments using the cumulative earnings approach. In general, distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, our cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceed cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

On a periodic basis, management assesses whether there are any indicators that the value of our investments in joint venture arrangements may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair value of the investment.
Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2023 and 2022 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2023, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture that is accounted for under the equity method of accounting. Our ownership interest in the Joint Venture is held through a partnership with a third party ("Joint Venture Partnership"). We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership, which holds an aggregate 49% interest in the Joint Venture and reflect the third-party's interest in the joint venture as Noncontrolling Interests within the financial statements of the Company and Operating Partnership. See Note 5.
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
We assess the collectibility of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If we conclude that collection of lease payments is not probable at lease commencement, we will recognize lease payments only as they are received. If collection of lease payments is concluded to be probable at commencement and our assessment of collectibility changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue and revenue will subsequently be accounted for on a cash basis until such time that collection of future rent is deemed probable.

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
When leases contain purchase options, we assess the probability that the tenant will execute the purchase option both at lease commencement or at the time the tenant communicates their intent to execute the purchase option. If we determine the execution of the purchase option is reasonably certain, we will account for the lease as a sales-type lease and derecognize the associated real estate assets on our balance sheet and record a gain or loss on sale.
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
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with our related assertions. We recognize all derivative instruments in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in the line item Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets, whereas changes in fair value of the ineffective portion are recognized in earnings. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue its cash flow hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative instrument. The credit risks associated with derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the derivative instruments, our exposure is limited to the fair value of agreements, not the notional amounts.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating ASU 2023-07 to determine its impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods in fiscal years beginning after December 15, 2025, and should be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to determine its impact on our disclosures.
Reclassifications
Deferred Leasing Intangibles, Net as of December 31, 2022 have been reclassified to the Prepaid Expenses and Other Assets, Net line item and to the Accounts Payable, Accrued Expenses and Other Liabilities line item in the Consolidated Balance Sheets to conform to the 2023 presentation.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties and land parcels for the years ended December 31, 2023, 2022 and 2021. We accounted for the properties and land parcels as asset acquisitions and therefore capitalized transaction costs to the basis of the acquired assets. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2023, 2022 or 2021.

	Year Ended December 31,
	2023	2022	2021
Number of Industrial Properties Acquired	4	11	4
GLA (in millions)	0.2	0.5	0.2
Purchase Price of Industrial Properties Acquired	$43,950	$137,126	$38,727
Purchase Price of Income Producing Land Parcels Acquired (A)	—	56,525	—
Purchase Price of Land Parcels Acquired (B)	80,554	105,486	302,223
Total Purchase Price (C)	$124,504	$299,137	$340,950
(A) For the year ended December 31, 2022, includes $11,676, $1,577, $3,850 and ($4,950) allocated to building improvements/construction in progress, other assets, in-place leases and below market leases, respectively.
(B) For the year ended December 31, 2023, includes $1,334 and $763 allocated to above market leases and in-place leases, respectively. For the year ended December 31, 2021, includes $3,857, $1,434 and $183 allocated to building improvements/construction in progress, other assets and in-place leases, respectively.
(C) Purchase price excludes closing costs.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Land	$110,025	$252,158
Building and Improvements/Construction in Progress	10,659	43,685
Other Assets	785	2,975
In-Place Leases	3,091	9,246
Above Market Leases	1,464	23
Below Market Leases	(1,520)	(8,950)
Total Purchase Price	$124,504	$299,137
Sales
The following table summarizes our property and land dispositions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Number of Industrial Properties Sold (A)	11	9	29
GLA (in millions)(B)	1.0	2.2	2.9
Gross Proceeds from the Sale of Real Estate (B)	$125,293	$178,340	$243,407
Gain on Sale of Real Estate (B)	$95,650	$128,268	$150,310
(A) Included as one industrial property for the year ended December 31, 2021 was the sale of multiple industrial condominium units.
(B) Gross proceeds and gain on sale of real estate include the sale of two land parcels for the year ended December 31, 2023 and one land parcel for each of the years ended December 31, 2022 and 2021.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2023	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2023	December 31, 2022
Mortgage Loan Payable	$9,978	$10,299	4.17%	4.17%	8/1/2028

Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(4,062)	(4,777)
Unamortized Discounts	(46)	(52)
Senior Unsecured Notes, Net	$994,463	$993,742
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.81%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.88%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(4,137)	(5,740)
Unsecured Term Loans, Net	$920,863	$919,260
Unsecured Credit Facility (C)	$299,000	$143,000	6.19%	N/A	7/7/2025
(A) The interest rate at December 31, 2023 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 12.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $2,036 and $3,285 as of December 31, 2023 and 2022, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets.
Mortgage Loan Payable
During the years ended December 31, 2022 and 2021, we paid off mortgage loans in the amount of $67,973 and $60,471, respectively.
As of December 31, 2023, mortgage loan payable is collateralized by industrial properties with a net carrying value of $31,092. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of December 31, 2023.

Senior Unsecured Notes, Net
The senior notes issued in a private placement (the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Unsecured Term Loans, Net
On August 12, 2022, we entered into a three-year, $300,000 unsecured term loan (the "2022 Unsecured Term Loan II") of which the entire principal was borrowed on November 1, 2022. The 2022 Unsecured Term Loan II matures in August 2025, unless we extend the term, at our election, pursuant to two, one-year extension options, subject to certain conditions. At December 31, 2023, the 2022 Unsecured Term Loan II requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread, which is 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric. Additionally, we have interest rate swaps with an aggregate notional value of $300,000 that lock the SOFR rate at 3.93%. The all-in interest rate at December 31, 2023 is 4.88%. $150,000 of the notional amount of the interest rate swaps matures in December 2025 and $150,000 of the notional amount of the remaining interest rate swaps matures in August 2027. See Note 12 for additional information.
On April 18, 2022, we entered into a five-year, $425,000 unsecured term loan (the "2022 Unsecured Term Loan"). The 2022 Unsecured Term Loan matures in October 2027. At December 31, 2023, the 2022 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread, which is 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio and credit ratings and our achievement of a sustainability-linked pricing metric. Additionally, we have interest rate swaps with an aggregate notional value of $425,000 that lock the SOFR rate at 2.69%. The all-in interest rate at December 31, 2023 is 3.64%. The interest rate swaps mature September 30, 2027. See Note 12 for additional information.
Our $200,000 unsecured term loan (the "2021 Unsecured Term Loan", and together with the 2022 Unsecured Term Loan II and the 2022 Unsecured Term Loan, the "Unsecured Term Loans") matures on July 7, 2026. At December 31, 2023, the 2021 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread, which is 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. Additionally, we have interest rate swaps with an aggregate notional value of $200,000 that fixed the SOFR rate component at 0.86% for the year ended December 31, 2023 and mature in February 2026. The all-in interest rate at December 31, 2023 is 1.81%. See Note 12 for additional information. We may request the borrowing capacity under the 2021 Unsecured Term Loan to be increased to $460,000, subject to certain restrictions.
Unsecured Credit Facility
Our $750,000 revolving credit agreement (the "Unsecured Credit Facility") matures on July 7, 2025, unless extended at our option pursuant to two, six-month extension options, subject to certain conditions. At December 31, 2023, the Unsecured Credit Facility requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread, which is currently 77.5 basis points and a facility fee of 15 basis points. The interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2024	$334
2025	599,349
2026	200,364
2027	556,449
2028	190,453
Thereafter	685,600
Total	$2,232,549

Our Unsecured Credit Facility, our Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of December 31, 2023. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2023 and 2022, the fair value of our indebtedness was as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,978	$9,666	$10,299	$9,765
Senior Unsecured Notes, Net	998,525	902,042	998,519	883,444
Unsecured Term Loans	925,000	925,000	925,000	909,187
Unsecured Credit Facility	299,000	299,000	143,000	143,000
Total	$2,232,503	$2,135,708	$2,076,818	$1,945,396
(A) The carrying amounts include unamortized discounts and exclude unamortized debt issuance costs.
The fair value of our mortgage loan payable was determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rate we utilized was internally estimated. The fair value of the senior unsecured notes was determined by using current rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and the Unsecured Term Loans was determined by discounting the future cash flows using current rates, as advised by our bankers, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for our mortgage loan payable, each of our senior unsecured notes, the Unsecured Term Loans and the Unsecured Credit Facility was primarily based upon Level 3 inputs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our Consolidated Balance Sheets, net of intercompany amounts:

	December 31, 2023	December 31, 2022
ASSETS
Assets:
Net Investment in Real Estate	$302,869	$313,245
Operating Lease Right-of-Use Assets	12,910	13,000
Cash and Cash Equivalents	2,221	2,915
Deferred Rent Receivable	15,601	13,261
Prepaid Expenses and Other Assets, Net	12,945	12,919
Total Assets	$346,546	$355,340
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$9,698	$18,148
Operating Lease Liabilities	10,219	10,249
Rents Received in Advance and Security Deposits	8,368	7,917
Partners' Capital	318,261	319,026
Total Liabilities and Partners' Capital	$346,546	$355,340
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
During the years ended December 31, 2023, 2022 and 2021, we earned fees of $6,473, $1,717 and $407, respectively, from the Joint Ventures related to asset management, property management, leasing and development services we provided to the Joint Ventures, of which we deferred recognition of $1,314, $395 and $86, respectively, due to our economic interest in the Joint Ventures. During the years ended December 31, 2023 and 2022, we incurred fees of $3,667 and $909, respectively, related to third-party development management and leasing services associated with the Joint Venture. At December 31, 2023 and 2022, we had a receivable from the Joint Venture of $138 and $34, respectively.

Net income of the Joint Ventures for the years ended December 31, 2023, 2022 and 2021 was $46,664, $171,511 and $14,905, respectively. Included in net income during the year ended December 31, 2023 was $4,907 of lease revenue as well as gain on sale of real estate of $40,616 related to the sale of approximately 31 acres of land. Our economic share of the lease revenue and gain on sale was $2,404 and $19,902, respectively. Included in net income during the year ended December 31, 2022 is gain on sale of real estate of $171,671 related to the sale of approximately 391 acres of land for which our economic share of the gain on sale was $84,119. Included in net income during the year ended December 31, 2021 is gain on sale of real estate of $15,160 related to the sale of 138 net acres of land from the Former Joint Venture for which our economic share of the gain on sale was $7,142. However, since the Company was the purchaser of the 138 net acres, we netted our portion of gain on sale against the basis of the land acquired.
For the years ended December 31, 2023 and 2022, we earned incentive fees of $9,369 and $31,308, respectively, from the Joint Venture, which are reflected in the Equity In Income (Loss) of Joint Ventures line item on the Consolidated Statement of Operations. For the year ended December 31, 2021, we earned incentive fees of $3,024 from the Former Joint Venture, which were netted against the basis of the real estate acquired from the Former Joint Venture.
The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at December 31, 2023. During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third-party lender (the "Joint Venture Loan"). As of December 31, 2023 and 2022, the balance of the Joint Venture Loan was $95,711 and $9,037, respectively, excluding $730 and $1,188, respectively, of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $214,766 and the Joint Venture is using a third-party contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through a partnership with a third party. We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the partnership. As a result, we consolidate the partnership and reflect the third-party's interest in the partnership that invests in the Joint Venture as a Noncontrolling Interest. For the years ended December 31, 2023, 2022 and 2021, our partner's share of the partnership's income (loss) was $3,949, $14,003 and $(9), respectively, and was reflected in the Equity in Income (Loss) of Joint Ventures and the Net Income Attributable to the Noncontrolling Interests line items on the Consolidated Statements of Operations. At December 31, 2023 and 2022, the Noncontrolling Interests line item in the Consolidated Balance Sheets includes $6,444 and $14,018, respectively, that is our third-party partner's interest.
Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2023, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $177,928 or by issuing 3,378,165 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2023 and 2022, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed in Note 11, for the three years ended December 31, 2023:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2020	129,051,412	131,764,554
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	2,513,758	2,513,758
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	337,685
Vesting of Service Awards and Performance Units (as defined in Note 11)	133,803	133,803
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(55,201)	(66,872)
Conversion of Limited Partner Units (A)	103,953	—
Balance at December 31, 2021	131,747,725	134,682,928
Issuance of Common Stock/Contribution of General Partner Units under our 2020 ATM Program (as further described below)	218,230	218,230
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	280,081
Vesting of Service Awards and Performance Units (as defined in Note 11)	49,964	49,964
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(13,437)	(33,934)
Conversion of Limited Partner Units (A)	139,021	—
Balance at December 31, 2022	132,141,503	135,197,269
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	405,618
Vesting of Service Awards and Performance Units (as defined Note 11)	73,840	73,840
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(9,193)
Conversion of Limited Partner Units (A)	73,696	—
Retirement of Limited Partner Units (B)	—	(330)
Balance at December 31, 2023	132,289,039	135,667,204
(A) For the years ended December 31, 2023, 2022 and 2021, 73,696, 139,021 and 103,953 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $1,332, $2,444 and $1,761, respectively, of noncontrolling interest to the Company's equity.
(B) During the year ended December 31, 2023, 330 Limited Partner Units were redeemed by a unitholder in exchange for cash and were retired by the Operating Partnership.

ATM Program
On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM Program"). Under the terms of the ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the year ended December 31, 2023, we did not issue shares of the Company's common stock under the ATM Program. During the years ended December 31, 2022 and 2021, we issued 218,230 and 2,513,758 shares of the Company's common stock, respectively, in “at-the-market” offerings pursuant to distribution agreements that were entered into on February 14, 2020 (the “Prior ATM”) and which were terminated on February 24, 2023 in connection with the ATM Program. The issuance of common stock in “at-the-market” offerings pursuant to the Prior ATM during the years ended December 31, 2022 and 2021 resulted in $12,823 and $145,760 of net proceeds, respectively, and payment of compensation to certain sales agents of $130 and $1,472, respectively.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2023 Total Dividend/ Distribution	2022 Total Dividend/ Distribution	2021 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$173,255	$159,976	$143,643

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2023 and 2022:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2021	$(4,331)	$(4,331)	$93	$(4,238)
Other Comprehensive Income Before Reclassifications	39,021	39,021	(867)	38,154
Amounts Reclassified from Accumulated Other Comprehensive Income	(504)	(504)	—	(504)
Net Current Period Other Comprehensive Income	38,517	38,517	(867)	37,650
Balance as of December 31, 2022	$34,186	$34,186	$(774)	$33,412
Other Comprehensive Income Before Reclassifications	9,829	9,829	204	10,033
Amounts Reclassified from Accumulated Other Comprehensive Income	(21,173)	(21,173)	—	(21,173)
Net Current Period Other Comprehensive Loss	(11,344)	(11,344)	204	(11,140)
Balance as of December 31, 2023	$22,842	$22,842	$(570)	$22,272
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for both the Company and the Operating Partnership for the years ended December 31, 2023, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	410	410	410	Interest Expense
Net Settlement (Receipts) Payments to our Counterparties	(21,583)	(914)	6,421	Interest Expense
	$(21,173)	$(504)	$6,831	Total
The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps (all defined in Note 12) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$274,584	$358,786	$270,698
Denominator (In Thousands):
Weighted Average Shares - Basic	132,264	132,024	129,688
Effect of Dilutive Securities:
Performance Units (See Note 11)	77	79	87
Weighted Average Shares - Diluted	132,341	132,103	129,775
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.08	$2.72	$2.09
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.07	$2.72	$2.09
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net Income Available to Unitholders	$281,150	$366,642	$276,268
Denominator (In Thousands):
Weighted Average Units - Basic	134,777	134,229	131,740
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance Units and certain Performance RLP Units (See Note 11)	472	452	497
Weighted Average Units - Diluted	135,249	134,681	132,237
Basic EPU:
Net Income Available to Unitholders	$2.09	$2.73	$2.10
Diluted EPU:
Net Income Available to Unitholders	$2.08	$2.72	$2.09
At December 31, 2023, 2022 and 2021, participating securities for the Company include 100,795, 143,080 and 147,937, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2023, 2022, and 2021, participating securities for the Operating Partnership include 253,955, 336,030 and 378,548, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2023, 2022 and 2021, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax provision for the years ended December 31, 2023, 2022 and 2021 is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(22,424)	$(226)	$(2,458)
State	(6,319)	(356)	(1,936)
Deferred:
Federal	16,922	(19,154)	(454)
State	3,129	(3,627)	(31)
Total Income Tax Provision	$(8,692)	$(23,363)	$(4,879)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Real Estate Basis Difference - Investment in Joint Venture	$769	$1,603
Section 163(j) Interest Limitation	—	551
Other - Temporary Differences	362	263
Total Deferred Income Tax Assets	$1,131	$2,417

Deferred Income - Investment in Joint Venture	$(2,962)	$(24,340)
Other - Temporary Differences	(340)	(299)
Total Deferred Income Tax Liabilities	$(3,302)	$(24,639)
Total Net Deferred Income Tax Liabilities	$(2,171)	$(22,222)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2023, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2020 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2023, 2022 and 2021.

Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2023, 2022 and 2021, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2023	As a Percentage of Distributions	2022	As a Percentage of Distributions	2021	As a Percentage of Distributions
Ordinary Income (A)	$0.6756	52.78%	$1.0720	90.85%	$0.9928	91.93%
Unrecaptured Section 1250 Capital Gain	0.0536	4.19%	0.0060	0.51%	0.0060	0.55%
Other Capital Gain (B)	0.0956	7.47%	0.0168	1.42%	0.0128	1.19%
Qualified Dividend	0.4552	35.56%	0.0852	7.22%	0.0684	6.33%
	$1.2800	100.00%	$1.1800	100.00%	$1.0800	100.00%
(A) For the years ended December 31, 2023, 2022 and 2021, the Code Section 199A dividend is equal to the total ordinary income dividend.
(B) For the years ended December 31, 2023 and 2022, Section 1061 of the Code related to Capital Gains for the One Year Amounts was 0% and 52.0%, respectively and for the Three Year Amounts was 0% and 12.6%, respectively.

10. Leases
Lessee Disclosures
    We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to six years and our ground leases have remaining terms of 31 years to 48 years. For the year ended December 31, 2023, we recognized $3,449 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
    The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2023, and thereafter:

2024	$2,849
2025	2,704
2026	2,160
2027	1,762
2028	1,685
Thereafter	54,596
Total Lease Payments	65,756
Less Imputed Interest (A)	(43,764)
Total	$21,992
(A) Calculated using the discount rate for each lease.
    As of December 31, 2023, our weighted average remaining lease term for the Operating Leases is 38.0 years and the weighted average discount rate is 7.2%.
    A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
    Our properties and certain land parcels are leased to tenants and classified as operating leases. Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases that commenced prior to December 31, 2023 are approximately as follows:

2024	$466,851
2025	442,192
2026	396,374
2027	338,218
2028	252,209
Thereafter	566,199
Total	$2,462,043
    Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors in which officers, certain employees and the Company's independent directors are eligible to participate (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2023 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2023, awards covering 2.0 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2023, 2022 and 2021, the Company granted 44,821, 35,867, and 58,568 performance units ("Performance Units"), respectively, to certain employees. In addition, the Company granted 280,083, 208,454 and 263,621 RLP Units, respectively, for the years ended December 31, 2023, 2022 and 2021, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for awards issued in 2023 is three years and compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2023, 2022 and 2021, had fair value of $8,948, $7,266, and $7,162, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected dividend yield	2.46%	1.75%	2.49%
Expected volatility - range used	27.09% - 32.03%	19.89% - 28.74%	29.00% - 37.18%
Expected volatility - weighted average	29.42%	24.91%	32.44%
Risk-free interest rate	4.23% - 4.78%	0.22% - 1.21%	0.02% - 0.19%

Performance Award transactions for the year ended December 31, 2023 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	145,081	$23.49	739,430	$23.78
Issued	44,821	$27.54	280,083	$27.54
Forfeited	(1,031)	$20.65	(5,053)	$20.65
Vested	(53,532)	$20.65	(262,302)	$20.65
Outstanding at December 31, 2023	135,339	$25.98	752,158	$26.29

Service Based Awards
During the years ended December 31, 2023, 2022 and 2021, the Company awarded 56,236, 78,482, and 67,127 of restricted stock units ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2023, 2022 and 2021, the Company awarded 98,342, 57,907 and 51,525 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
The Service Awards issued for the years ended December 31, 2023, 2022 and 2021 had fair value of $7,948, $8,032 and $5,195, respectively. Service Award transactions for the year ended December 31, 2023 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	143,080	$51.41	119,007	$51.85
Issued	56,236	$53.33	98,342	$50.33
Forfeited	(2,146)	$53.95	—	$—
Vested	(68,855)	$48.91	(69,788)	$48.87
Outstanding at December 31, 2023	128,315	$53.55	147,561	$52.25
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2023, 2022 and 2021, we recognized $16,673, $15,722 and $13,719, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $3,014, $3,605 and $2,405 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, we had $10,379 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.71 years.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and that are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, we expense 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period. Additionally, our Chief Executive Officer's employment agreement contains a retirement provision, which provides for all of his outstanding Performance Awards and Service Awards to be non-forfeitable effective December 31, 2024. As such, his Performance Awards and Service Awards granted during the year ended December 31, 2023 are amortized over two years versus three years.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2023, 2022 and 2021, total expense related to matching contributions was $1,382, $1,314 and $1,186, respectively.

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
We have interest rate swaps to manage our exposure to changes in SOFR related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000 that fixed the SOFR rate component at 0.86% for the year ended December 31, 2023 and mature on February 2, 2026 (the "2021 Swaps"). During the year ended December 31, 2023, we amended our 2021 Unsecured Term Loan to replace LIBOR with SOFR as the benchmark interest rate. Borrowings under the 2021 Unsecured Term Loan bear interest at SOFR, plus a 10 basis point adjustment plus a credit spread which is currently 85 basis points.
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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of December 31, 2023, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$12,517	—	$12,517	—
2022 Swaps	$13,285	—	$13,285	—
Liabilities:
2022 II Swaps	$(776)	—	$(776)	—

	Fair Value at December 31, 2022
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$17,976	—	$17,976	—
2022 Swaps	$19,057	—	$19,057	—
Liabilities:
2022 II Swaps	$(253)	—	$(253)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the year ended December 31, 2023. See Note 7 for more information regarding our derivatives.

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
13. Related Party Transactions
At December 31, 2023 and 2022, the Operating Partnership had receivable balances of $9,288 and $9,285, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2023, we had outstanding letters of credit and performance bonds in the aggregate amount of $20,662.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2023, we had six development projects totaling approximately 1.9 million square feet of GLA under construction. The estimated total investment associated with these properties as of December 31, 2023, is approximately $284,800 (unaudited). Of this amount, approximately $113,800 (unaudited) remains to be funded. There can be no assurance that the actual completion cost associated with these properties will not exceed the estimated total investment.
15. Subsequent Events
From January 1, 2024 to February 14, 2024, we sold five industrial buildings and one land parcel for a sales price of $33,000, excluding transaction costs.

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

Other Matter

The accompanying consolidated balance sheet of DRI FR Glendale, LLC as of December 31, 2023, and the related consolidated statements of operations, changes in members' capital and cash flows for the year then ended and for the year ended December 31, 2021, are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2023 or 2021 financial statements to be audited and they are therefore not covered by this report.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2024

DRI FR GLENDALE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2023*	December 31, 2022
	(In thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$24,161	$14,812
Construction in Progress	154,932	32,314
Total Investment in Real Estate	179,093	47,126
Real Estate Held for Sale	—	14,426
Cash and Cash Equivalents	30,876	9,178
Leasing Commissions	3,342	—
Prepaid Expenses and Other Assets	1,365	903
Total Assets	$214,676	$71,633

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Construction Loan, Net	$94,981	$7,849
Due to Related Party	138	34
Liabilities Related to Sold Properties	15,513	19,715
Deferred Gain on Sale	1,551	1,972
Earnest Money Received on Property Held for Sale	—	7,000
Accounts Payable, Accrued Expenses and Other Liabilities	28,755	19,791
Rents Received in Advance	1,702	—
Total Liabilities	142,640	56,361
Members' Capital	72,036	15,272
Total Liabilities and Members' Capital	$214,676	$71,633

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023*	Year Ended December 31, 2022	Year Ended December 31, 2021*
	(In thousands)
Revenues:
Rental Income	$4,907	$—	$101
Total Revenues	4,907	—	101
Expenses:
Real Estate Tax and Appeal Fees	—	—	9
Related Party Asset and Property Management Fees	64	—	165
General and Administrative	143	160	82
Total Expenses	207	160	256
Other Income (Expense):
Gain on Sale of Real Estate	40,616	171,671	—
Interest Income	1,348	—	—
Total Other Income (Expense)	41,964	171,671	—

Net Income (Loss)	$46,664	$171,511	$(155)

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Diamond Camelback, LLC	FR Merit Glendale, LLC	Total
	(In thousands)
Balance at December 31, 2020*	$37,398	$35,932	$73,330
Cash Contributions	239	229	468
Net Loss	(79)	(76)	(155)
Balance at December 31, 2021*	$37,558	$36,085	$73,643
Cash Contributions	5,033	4,835	9,868
Cash Distributions	(92,360)	(147,390)	(239,750)
Net Income	87,471	84,040	171,511
Incentive Fee Allocation	(31,308)	31,308	—
Balance at December 31, 2022	$6,394	$8,878	$15,272
Cash Contributions	12,853	12,350	25,203
Cash Distributions	(7,703)	(7,400)	(15,103)
Net Income	23,799	22,865	46,664
Incentive Fee Allocation	(9,369)	9,369	—
Balance at December 31, 2023*	$25,974	$46,062	$72,036

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023*	Year Ended December 31, 2022	Year Ended December 31, 2021*
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$46,664	$171,511	$(155)
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operating Activities:
Gain on Sale of Real Estate	(40,616)	(171,671)	—
Decrease in Prepaid Expenses and Other Assets, Net	34	1	7
Increase (Decrease) in Accounts Payable, Accrued Expenses, Rents Received in Advance and Due to Related Party	1,692	(25)	(51)
Net Cash Provided By (Used in) Operating Activities	7,774	(184)	(199)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate	—	—	(393)
Development Expenditures	(116,954)	(15,251)	(638)
Lease Costs	(1,781)	—	—
Earnest Money Deposit Received on Property Held for Sale	—	7,000	—
Net Proceeds from the Sale of Real Estate	39,811	239,753	—
Net Cash (Used In) Provided by Investing Activities	(78,924)	231,502	(1,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Construction Loan	82,751	9,037	—
Debt Issuance Costs	(3)	(1,380)	(3)
Contributions from Members	25,203	9,868	468
Distributions to Members	(15,103)	(239,750)	—
Net Cash Provided by (Used in) Financing Activities	92,848	(222,225)	465
Net Increase (Decrease) in Cash and Cash Equivalents	21,698	9,093	(765)
Cash and Cash Equivalents, Beginning of Period	9,178	85	850
Cash and Cash Equivalents, End of Period	$30,876	$9,178	$85
Supplemental Information to Statements of Cash Flows:
Interest Expense Capitalized In Connection with Development	$4,537	$103	$—
Non-Cash Investing and Financing Activities:
Accrued Expenses Related to Development Expenditures	$27,294	$19,799	$386
Accrued Expenses Related to Lease Costs	$1,561	$—	$—
Liabilities Arising from the Sale of Real Estate	$1,410	$19,715	$—
Interest Expense included in Construction Loan Payable	$3,923	$—	$—
Accrued Expenses Related to Debt Issuance Costs	$—	$—	$32
Debt Issuance Cost Amortization Capitalized in Connection with Development	$461	$192	$—

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 (NOT COVERED BY THE AUDITOR'S REPORT), 2022 AND 2021 (NOT COVERED BY THE AUDITOR'S REPORT)
($ in thousands)
1. Organization and Formation of Joint Venture
DRI FR Glendale, LLC (the “Joint Venture”) was organized on July 8, 2020 in the state of Delaware. The Joint Venture was formed to acquire 577 developable acres of real property located in Glendale, AZ and to thereafter own, hold for investment, develop, operate, lease, maintain and sell the property. FR Merit Glendale, LLC (“FR Merit”) holds a 49% membership interest and Diamond Camelback LLC (“Diamond”) holds the remaining 51% membership interest (each a “Member” and together, the “Members”). FR Merit is a partnership that FR Glendale, LLC, a wholly owned subsidiary of First Industrial, L.P. (“First Industrial”) holds an 88% partnership interest in with the remaining 12% partnership interest being held by Merit Camelback 303, LLC, an Arizona limited liability company (“Merit”). FR Merit acts as the managing Member of the Joint Venture.
The Joint Venture finances its investments by drawing on the Members’ commitments to make capital contributions or such other financing as the Members deem appropriate. The Joint Venture is managed on a day to day basis by FR Merit. Major decisions are made by the Management Committee of the Joint Venture which consists of one representative from each Member.
As of December 31, 2023, the Joint Venture owned approximately 188 acres of land (see Note 6 and Note 8).
Any references to acres or square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements at December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 include the accounts and operating results of the Joint Venture. The Joint Venture wholly owns DRI FR Glendale Propco One, LLC, the operating data of which is consolidated with that of the Joint Venture as presented herein. All intercompany transactions have been eliminated.
Managements Use of Estimates
In order to conform with generally accepted accounting principles in the United States of America (“GAAP”), management, in preparation of the Joint Venture’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2023 and 2022, and the reported amounts of revenues and expenses for the years ended December 31, 2023, 2022 and 2021. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments. The Joint Venture maintains cash and cash equivalents in banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. There have been no realized losses of such cash investments or accounts.
Investment in Real Estate and Depreciation
The purchase of land is stated at cost, including transaction costs.
The Joint Venture reviews its long-lived assets for impairment whenever an event or changes in circumstances indicate the carrying value of the asset may not be recoverable. If further assessment of recoverability is needed, the Joint Venture will estimate the future net cash flows expected to result from the use of the property and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, the Joint Venture will recognize an impairment loss equal to the amount in which the carrying value exceeds the estimated fair value of the property or group of properties.

Real estate taxes, interest expense and other directly related costs incurred during construction periods are capitalized to the development projects from the point the Joint Venture begins undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Upon substantial completion, the Joint Venture reclassifies construction in progress to building and tenant improvements and will start depreciating the asset based on the estimated useful life. Leasing commissions, inclusive of related party leasing coordination fees, are capitalized and amortized over the terms of each specific lease.
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
Revenue Recognition
Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. The Joint Venture assesses the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If the Joint Venture concludes that collection of lease payments is not probable at lease commencement, lease payments will be recognized as they are received or on a straight-line basis, whichever is lower. If collection of lease payments is concluded to be probable at commencement and the assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue and revenue will subsequently be accounted for on a cash basis until such time that collection of future rent is deemed probable.
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

The Joint Venture files a federal tax return as well as a state return. The statute of limitations for income taxes is generally three years. As such, the Joint Venture’s tax returns for the 2023, 2022 and 2021 tax years are subject to examination.

3. Investment in Real Estate
On August 14, 2020, the Joint Venture acquired approximately 575 developable acres of land for a purchase price of $70,530, excluding closing costs and on March 24, 2021, the Joint Venture acquired approximately two developable acres of land for a purchase price of $370, excluding closing costs. The Joint Venture accounted for the land parcels as asset acquisitions and therefore capitalized transaction costs to the land bases.
On June 30, 2022, the Joint Venture sold 358 developable acres of land to a third party. Gross proceeds from the sale were $255,287 and the gain on sale of real estate was $171,671. On March 30, 2023, the Joint Venture sold 31 developable acres of land to a third party. Gross proceeds from the sale were $50,000 and the gain on sale of real estate was $40,616. The gain on sale of real estate for the years ended December 31, 2023 and 2022 excludes gain of $1,551 and $1,972, respectively, which is being deferred until required infrastructure work is completed for the purchasers. The deferred gain is recognized into income based on the percentage of completion method. Gain on sale of real estate for the year ended December 31, 2023 includes $561 related to previously deferred gain that was recognized due to completion of infrastructure work. See Note 8.
During the year ended December 31, 2023, the Joint Venture reclassified 71 acres of land from held for sale to land.
4. Indebtedness
On July 29, 2022, the Joint Venture entered into a construction loan with a borrowing capacity of $149,514, which matures on July 29, 2025. The construction loan accrues interest at a variable rate of SOFR plus 3%. Such interest is added to the construction loan balance while construction is ongoing. Payments of interest will become due once construction is substantially complete. The gross outstanding balance of the construction loan is $95,711 and $9,037, respectively, net of unamortized debt issuance costs of $730 and $1,188, respectively, on the Consolidated Balance Sheets at December 31, 2023 and 2022. The fair value of the construction loan at December 31, 2023 and 2022 is $95,358 and $8,934, respectively, and was determined by discounting the future cash flows using rates, as advised by our banker, at which a similar construction loan would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The Joint Venture has concluded that its determination of fair value for the construction loan was primarily based on level 3 inputs. The Joint Venture believes it is in compliance with all covenants related to the construction loan as of December 31, 2023.
5. Members' Equity
Capital Contributions
The Members are required to make capital contributions in accordance with their ownership percentages from time to time as required by the Joint Venture's LLC agreement.
Distributions and Allocations of Profits and Losses
Distributions of operating cash flow and capital event proceeds are to be distributed to the Members in proportion to their ownership percentages, except to the extent an incentive fee is earned by FR Merit (see Note 7).
Operating profits and losses are allocated between the Members in proportion to their ownership percentages, except to the extent an incentive fee is earned by FR Merit (see Note 7).
6. Leases
During the year ended December 31, 2023, the Joint Venture entered into an operating lease, leasing 71 acres of land to a tenant. Future minimum rental receipts, for the years ended December 31, 2024 and 2025 are $5,513 and $1,378, respectively. The lease includes a purchase option. For purposes of determining the lease term and lease classification, the Joint Venture excluded the purchase option as it was not reasonably certain at lease commencement that the option would be exercised.

7. Related Party Transactions
The Joint Venture paid certain fees to a subsidiary of First Industrial or FR Merit.
•A subsidiary of First Industrial is entitled to receive an asset management fee. The asset management fee is paid quarterly in arrears and is based on a percentage of the sum of all member capital contributions, net of any return of capital distributions, and the aggregate outstanding principal balance of the borrowed indebtedness of the Joint Venture, if any, as of the date of calculation. For the years ended December 31, 2023, 2022 and 2021, the subsidiary of First Industrial earned asset management fees totaling $331, $166 and $221, respectively. For the years ended December 31, 2023, 2022 and 2021, asset management fees totaling $331, $166 and $56, respectively, were capitalized in Construction in Progress in the Consolidated Balance Sheets.
•A subsidiary of First Industrial is entitled to receive development fees, which fees are based on a percentage of all hard and soft costs incurred. For the years ended December 31, 2023, 2022 and 2021, the subsidiary of First Industrial earned development fees totaling $5,859, $1,600 and $42, respectively, which are capitalized in Construction in Progress in the Consolidated Balance Sheets.
•A subsidiary of First Industrial is entitled to receive leasing coordination fees, which fees are based on a percentage of the market leasing fee of any listing broker. For the year ended December 31, 2023, the subsidiary of First Industrial earned leasing coordination fees totaling $219.
•A subsidiary of First Industrial is entitled to receive property management fees, which fees are based on a percentage gross monthly income. For the year ended December 31, 2023, the subsidiary of First Industrial earned property management fees totaling $64.
•FR Merit is entitled to receive an incentive fee if, based on a percentage of operating cash flow and capital event proceeds to be distributed to the Members, meet certain IRR hurdles. For the years ended December 31, 2023 and 2022, the Joint Venture distributions to FR Merit included $0 and $29,913, respectively, of incentive fees related to capital event proceeds. The Joint Venture uses the hypothetical liquidation at book value ("HLBV") model to calculate the amount of incentive fees earned by FR Merit, in excess of incentive fees distributed from capital event proceeds. For the years ended, December 31, 2023 and 2022, additional incentive fees of $9,369 and $1,395, respectively, were earned by FR Merit based on the HLBV model, but not distributed.
The Joint Venture’s payable balance to a wholly owned subsidiary of First Industrial and FR Merit for asset management fees, development fees, property management fees and other reimbursements totaled $138 and $34 at December 31, 2023 and 2022, respectively.
8. Commitments and Contingencies
In the normal course of business, the Joint Venture is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Joint Venture.
In conjunction with the development of industrial properties, the Joint Venture has entered into agreements with a general contractor for the construction of three industrial buildings totaling approximately 1.8 million square feet of gross leasable area on 117 acres of land. As of December 31, 2023, the aggregate estimated investment in these buildings is $214,766 (unaudited), which includes tenant improvements and leasing commissions from leases executed during the year ended December 31, 2023 but which do not commence until 2024. Of this amount, approximately $69,792 (unaudited) remains to be funded.
In connection with the Joint Venture’s sale of 358 developable acres to a third party on June 30, 2022 (See Note 3) and the Joint Venture’s sale of 31 acres to a third party on March 30, 2023 (see Note 3), the Joint Venture is required to complete infrastructure work for both purchasers. As of December 31, 2023, the estimated cost of the infrastructure work was $23,820 of which $15,513 remains to be incurred.

9. Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from January 1, 2024 through February 14, 2024.

From January 1, 2024 to February 14, 2024, the Joint Venture borrowed $6,882 under the construction loan agreement.

From January 1, 2024 to February 14, 2024, Diamond and FR Merit contributed $947 and $910, respectively, to the Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
Properties		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	$—	$779	$4,544	$(834)	$345	$4,144	$4,489	$3,030	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,633	726	5,763	6,489	3,834	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	2,115	828	6,497	7,325	4,394	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,307	1,157	8,080	9,237	5,404	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,242	546	4,207	4,753	2,592	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	1,163	804	5,559	6,363	3,411	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	911	574	4,037	4,611	2,282	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	711	459	3,208	3,667	1,816	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	3,353	1,604	15,813	17,417	8,656	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,253	1,550	8,253	9,803	3,763	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	(198)	740	3,424	4,164	3,174	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	203	513	1,450	1,963	901	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	519	715	2,825	3,540	1,812	2005
5356 E. Ponce De Leon Avenue	Stone Mountain, GA	—	604	3,888	918	610	4,800	5,410	3,706	2005
5390 E. Ponce De Leon Avenue	Stone Mountain, GA	—	397	1,791	486	402	2,272	2,674	1,634	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	169	716	2,283	2,999	1,297	2006
4555 Atwater Court	Buford, GA	—	881	3,550	468	885	4,014	4,899	2,289	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(1,215)	467	2,769	3,236	1,493	2007
596 Bonnie Valentine Way	Pendergrass, GA	—	2,580	21,730	2,514	2,594	24,230	26,824	9,342	2007
5055 Oakley Industrial Boulevard	Fairburn, GA	—	8,514	—	166	8,680	—	8,680	—	2008
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	433	2,428	2,320	4,748	1,394	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,232	2,502	17,231	19,733	3,962	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,386	3,661	34,375	38,036	3,953	2019
Baltimore/Washington D.C.
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	9,106	1,863	21,737	23,600	8,546	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	216	3,208	8,395	11,603	3,556	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	1,656	2,206	10,996	13,202	3,798	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	2,367	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	666	938	3,175	4,113	2,236	2005
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	175	913	2,880	3,793	2,500	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	(114)	1,136	3,680	4,816	2,543	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(210)	1,690	1,899	3,589	1,450	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	12,590	2,823	12,677	15,500	5,211	2008
100 Tyson Drive	Winchester, VA	—	2,320	—	11,126	2,401	11,045	13,446	4,592	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	5,419	3,411	22,563	25,974	5,873	2015
500 Old Post Road	Aberdeen, MD	—	8,289	30,533	5,472	8,289	36,005	44,294	10,621	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	20,599	12,081	61,601	73,682	9,864	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,849	4,978	15,334	20,312	2,206	2020
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	2,115	287	2,947	3,234	2,541	1994
2700 Commerce Drive	Middletown, PA	—	196	997	903	206	1,890	2,096	1,746	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,926	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,264	209	1,911	2,120	1,758	1994
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	526	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	3,313	1,341	10,429	11,770	7,508	2005
6951 Allentown Boulevard	Harrisburg, PA	—	585	3,176	191	601	3,351	3,952	1,985	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	341	964	6,243	7,207	4,398	2005
1351 Eisenhower Boulevard, Bldg. 1	Harrisburg, PA	—	382	2,343	(297)	387	2,041	2,428	1,092	2006
1351 Eisenhower Boulevard, Bldg. 2	Harrisburg, PA	—	436	1,587	(332)	443	1,248	1,691	671	2006
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	3,803	2,769	20,729	23,498	11,380	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	160	316	2,422	2,738	1,174	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,036	2,341	12,195	14,536	4,944	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	59,058	7,019	59,061	66,080	22,461	2008
225 Cross Farm Lane	York, PA	—	4,718	—	25,361	4,715	25,364	30,079	9,980	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	344	1,226	5,118	6,344	3,212	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	(1,461)	4,070	13,018	17,088	4,729	2012
20 Leo Lane	York County, PA	—	6,884	—	27,488	6,889	27,483	34,372	6,851	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	18,959	4,388	19,426	23,814	3,778	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	12,852	3,128	13,183	16,311	2,679	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,431	13,724	41,409	55,133	8,529	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	14,765	3,171	14,759	17,930	2,330	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,936	2,087	9,908	11,995	888	2020
1960 Weaversville Road	Allentown, PA	—	2,196	—	12,399	2,196	12,399	14,595	388	2022
2771 N. Market Street	Elizabethtown, PA	—	50,789	—	71,642	50,789	71,642	122,431	2,860	2022
2701 N. Market Street	Elizabethtown, PA	—	32,706	—	53,488	32,706	53,488	86,194	742	2023
4145 Philadelphia Pike	Claymont, DE	—	12,009	849	37,703	12,009	38,552	50,561	—	2023

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	1,561	521	4,543	5,064	2,749	1994
1385 101st Street	Lemont, IL	—	967	5,554	2,087	968	7,640	8,608	4,912	1994
2300 Windsor Court	Addison, IL	—	688	3,943	1,028	696	4,963	5,659	3,359	1994
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,183	205	2,332	2,537	1,305	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	2,210	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(80)	162	1,283	1,445	740	2000
1005 101st Street	Lemont, IL	—	1,200	6,643	1,722	1,220	8,345	9,565	4,599	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	770	433	3,127	3,560	1,625	2002
251 Airport Road	North Aurora, IL	—	983	—	6,842	983	6,842	7,825	3,576	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	5,205	1,181	14,655	15,836	6,514	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,479	1,220	4,494	5,714	3,242	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	933	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,288)	1,134	3,003	4,137	1,221	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,326	579	3,062	3,641	1,563	2007
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	144	3,482	6,152	9,634	3,205	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	582	762	3,022	3,784	1,697	2008
8505 50th Street	Kenosha, WI	—	3,212	—	37,245	4,296	36,161	40,457	16,184	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	1,009	4,476	17,070	21,546	6,958	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	(2,223)	4,201	15,381	19,582	4,548	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(146)	534	1,811	2,345	516	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,136	1,943	24,136	26,079	4,913	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	414	1,788	7,665	9,453	1,592	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	1,239	2017
8725 31st Street	Somers, WI	—	2,133	—	26,102	2,134	26,101	28,235	4,857	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	18,613	2,598	18,610	21,208	3,918	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	748	2,400	10,719	13,119	1,912	2019
8630 31st Street	Somers, WI	—	1,784	—	32,615	1,784	32,615	34,399	889	2022
Cincinnati
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,638	630	5,638	6,268	2,936	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,777	779	6,777	7,556	3,408	2002
9525 Glades Drive	Westchester, OH	—	347	1,323	285	355	1,600	1,955	1,075	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	263	394	2,005	2,399	878	2007
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	(26)	397	2,513	2,910	932	2007
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	(295)	508	2,851	3,359	1,084	2007
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	153	548	3,190	3,738	1,294	2007
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	(938)	627	3,061	3,688	1,183	2007
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,177	172	2,189	2,361	1,033	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	600	142	1,445	1,587	759	1997
900-906 N. Great Southwest Parkway	Arlington, TX	—	237	1,342	1,010	270	2,319	2,589	1,218	1997
3000 W. Commerce Street	Dallas, TX	—	456	2,584	997	469	3,568	4,037	2,172	1997
816 111th Street	Arlington, TX	—	251	1,421	220	258	1,634	1,892	1,009	1997
1602-1654 Terre Colony Court	Dallas, TX	—	458	2,596	991	468	3,577	4,045	1,915	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	328	316	2,357	2,673	1,209	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	495	443	2,923	3,366	1,580	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(165)	255	2,071	2,326	1,107	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	504	442	2,977	3,419	1,595	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	959	507	3,797	4,304	1,781	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	998	306	2,868	3,174	1,393	2001
2015 McKenzie Drive	Carrolton, TX	—	510	2,891	671	516	3,556	4,072	1,852	2001
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	612	481	3,306	3,787	1,719	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,060	629	4,582	5,211	2,310	2002
Plano Crossing Business Park	Plano, TX	—	1,961	11,112	1,672	1,981	12,764	14,745	6,325	2002
825-827 Avenue H	Arlington, TX	—	600	3,006	1,203	604	4,205	4,809	2,519	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	299	302	1,801	2,103	1,151	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	39	704	3,544	4,248	2,060	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	793	604	3,635	4,239	1,993	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	—	1,000	5,012	1,219	1,006	6,225	7,231	3,725	2004
2401-2407 Centennial Drive	Arlington, TX	—	600	2,534	710	604	3,240	3,844	2,162	2004
3111 W. Commerce Street	Dallas, TX	—	1,000	3,364	1,136	1,011	4,489	5,500	2,904	2004
13800 Senlac Drive	Farmers Branch, TX	—	823	4,042	(143)	825	3,897	4,722	2,211	2005
801-831 S. Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	2,452	2,586	19,003	21,589	15,317	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	376	601	3,701	4,302	2,754	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	54	481	2,824	3,305	2,275	2005
3301 Century Circle	Irving, TX	—	760	3,856	(123)	771	3,722	4,493	1,890	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
3901 W. Miller Road	Garland, TX	—	1,912	—	14,414	1,947	14,379	16,326	5,512	2008
1251 N. Cockrell Hill Road	Dallas, TX	—	2,064	—	15,136	1,073	16,127	17,200	4,043	2015
1171 N. Cockrell Hill Road	Dallas, TX	—	1,215	—	10,982	632	11,565	12,197	2,920	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	7,114	1,349	7,066	8,415	1,491	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	1,420	2015
2250 E. Bardin Road	Arlington, TX	—	1,603	—	10,164	1,603	10,164	11,767	1,926	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	13,106	3,963	13,106	17,069	1,975	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	8,413	2,243	8,413	10,656	2,078	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	48,002	4,779	47,898	52,677	6,077	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	8,787	1,901	8,778	10,679	903	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	24,452	7,514	24,457	31,971	3,288	2020
2051 Midway Road	Lewisville, TX	—	1,353	—	14,219	1,421	14,151	15,572	1,668	2022
2075 Midway Road	Lewisville, TX	—	2,785	—	17,121	2,841	17,065	19,906	1,404	2022
Denver
4785 Elati Street	Denver, CO	—	173	981	417	175	1,396	1,571	801	1997
4770 Fox Street	Denver, CO	—	132	750	338	134	1,086	1,220	658	1997
3851-3871 Revere Street	Denver, CO	—	361	2,047	357	368	2,397	2,765	1,514	1997
4570 Ivy Street	Denver, CO	—	219	1,239	244	221	1,481	1,702	935	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	305	291	1,932	2,223	1,187	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	340	381	2,464	2,845	1,549	1997
5977 N. Broadway	Denver, CO	—	268	1,518	756	271	2,271	2,542	1,256	1997
5952-5978 N. Broadway	Denver, CO	—	414	2,346	759	422	3,097	3,519	1,960	1997
4721 Ironton Street	Denver, CO	—	232	1,313	1,048	236	2,357	2,593	1,399	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	37	441	2,726	3,167	1,757	1997
9500 West 49th Street, Bldg A	Wheatridge, CO	—	283	1,625	174	287	1,795	2,082	1,156	1997
9500 West 49th Street, Bldg B	Wheatridge, CO	—	225	1,272	217	227	1,487	1,714	951	1997
9500 West 49th Street, Bldg C	Wheatridge, CO	—	600	3,409	222	601	3,630	4,231	2,324	1997
9500 West 49th Street, Bldg D	Wheatridge, CO	—	246	1,537	131	247	1,667	1,914	1,028	1997
451-591 E. 124th Avenue	Thornton, CO	—	383	2,145	807	383	2,952	3,335	1,637	1997
11701 E. 53rd Avenue	Denver, CO	—	416	2,355	291	422	2,640	3,062	1,700	1997
5401 Oswego Street	Denver, CO	—	273	1,547	206	278	1,748	2,026	1,128	1997
445 Bryant Street	Denver, CO	—	1,829	10,219	4,148	1,829	14,367	16,196	8,040	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	632	305	2,313	2,618	1,404	1998
4940-4950 Paris Street	Denver, CO	—	152	861	273	156	1,130	1,286	699	1998

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
7367 S. Revere Parkway	Centennial, CO	—	926	5,124	1,647	934	6,763	7,697	4,025	1998
8020 Southpark Circle	Littleton, CO	—	739	—	3,409	781	3,367	4,148	1,710	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,587	370	1,529	1,899	819	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	277	372	2,161	2,533	1,118	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,707	1,304	8,077	9,381	4,234	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	785	572	3,964	4,536	1,828	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	402	620	3,991	4,611	1,993	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	—	517	2,020	2,537	1,158	2005
4001 Salazar Way	Frederick, CO	—	1,271	6,508	(511)	1,276	5,992	7,268	2,830	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	632	500	1,895	2,395	1,332	2006
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(170)	1,713	10,697	12,410	5,186	2006
21301 E. 33rd Drive	Aurora, CO	—	2,860	8,202	748	2,859	8,951	11,810	3,027	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	971	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	39,468	4,890	39,459	44,349	8,173	2019
3350 Odessa Way	Aurora, CO	—	1,596	4,531	229	1,595	4,761	6,356	407	2021
22600 E. 26th Avenue	Aurora, CO	—	1,501	—	43,832	1,483	43,850	45,333	1,434	2022
8000 E. 96th Avenue	Henderson, CO	—	7,086	403	21,716	7,086	22,119	29,205	572	2022
Detroit
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,089	1994
2900 Technology Drive	Rochester Hills, MI	—	214	977	637	219	1,609	1,828	1,374	1994
2930 Technology Drive	Rochester Hills, MI	—	131	594	459	138	1,046	1,184	937	1994
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	1,068	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,005	295	1,945	2,240	1,764	1994
32975 Capitol Avenue	Livonia, MI	—	135	748	(26)	77	780	857	472	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	559	575	3,506	4,081	2,196	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(260)	58	580	638	405	1998
980 Chicago Road	Troy, MI	—	206	1,141	352	220	1,479	1,699	922	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,085	1,371	8,143	9,514	5,110	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,207	721	4,898	5,619	2,895	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,233	1,412	6,604	8,016	3,623	1999
28435 Automation Boulevard	Wixom, MI	—	621	—	3,938	628	3,931	4,559	1,729	2004
32200 N. Avis Drive	Madison Heights, MI	—	503	3,367	(1,002)	195	2,673	2,868	1,297	2005
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	272	685	2,282	2,967	1,820	2005
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,659	2006

`

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	641	278	2,176	2,454	1,278	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,527	425	3,858	4,283	2,206	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	736	233	2,017	2,250	1,150	1997
8505 N. Loop East Freeway	Houston, TX	—	439	2,489	996	449	3,475	3,924	2,078	1997
4851 Homestead Road	Houston, TX	—	491	2,782	2,354	504	5,123	5,627	2,924	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	772	290	2,377	2,667	1,340	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,005	470	3,606	4,076	2,253	1997
4300 Pine Timbers Street	Houston, TX	—	489	2,769	1,478	499	4,237	4,736	2,416	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,609	792	6,925	7,717	3,812	1997
6550 Long Point Road	Houston, TX	—	362	2,050	995	370	3,037	3,407	1,829	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	3,269	531	5,986	6,517	2,931	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	1,754	251	3,042	3,293	1,455	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,264	616	5,409	6,025	3,234	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	26	940	4,701	5,641	2,284	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,222	2005
7230-7238 Wynnwood Lane	Houston, TX	—	254	764	279	259	1,038	1,297	841	2007
7240-7248 Wynnwood Lane	Houston, TX	—	271	726	313	276	1,034	1,310	801	2007
7250-7260 Wynnwood Lane	Houston, TX	—	200	481	1,501	203	1,979	2,182	1,481	2007
6400 Long Point Road	Houston, TX	—	188	898	239	188	1,137	1,325	718	2007
4526 N. Sam Houston Parkway	Houston, TX	—	5,307	—	79	5,386	—	5,386	—	2008
7967 Blankenship Drive	Houston, TX	—	307	1,166	145	307	1,311	1,618	777	2010
4800 W. Greens Road	Houston, TX	—	3,350	—	17,085	3,312	17,123	20,435	6,511	2014
611 E. Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	1,381	2,013	8,769	10,782	2,516	2015
619 E. Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	187	2,876	11,903	14,779	2,585	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,232	1,367	7,232	8,599	1,142	2018
607 E. Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	352	2,076	12,026	14,102	1,729	2018
615 E. Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(129)	4,265	11,854	16,119	2,105	2018
2737 W. Grand Parkway N.	Katy, TX	—	2,885	—	11,438	2,885	11,438	14,323	1,344	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	13,325	2,885	13,325	16,210	1,813	2019
603 E. Sam Houston Parkway S.	Pasadena, TX	—	1,727	5,526	—	1,727	5,526	7,253	—	2023

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
Miami
4700 NW 15th Avenue	Fort Lauderdale, FL	—	908	1,883	330	912	2,209	3,121	1,282	2007
4710 NW 15th Avenue	Fort Lauderdale, FL	—	830	2,722	316	834	3,034	3,868	1,350	2007
4720 NW 15th Avenue	Fort Lauderdale, FL	—	937	2,455	384	942	2,834	3,776	1,310	2007
4740 NW 15th Avenue	Fort Lauderdale, FL	—	1,107	3,111	338	1,112	3,444	4,556	1,591	2007
4750 NW 15th Avenue	Fort Lauderdale, FL	—	947	3,079	1,112	951	4,187	5,138	1,711	2007
4800 NW 15th Avenue	Fort Lauderdale, FL	—	1,092	3,308	170	1,097	3,473	4,570	1,612	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	4,152	864	7,573	8,437	3,788	2007
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	(126)	3,111	4,508	7,619	1,360	2016
2500 NW 19th Street	Pompano Beach, FL	—	6,213	11,117	2,037	6,213	13,154	19,367	3,381	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	10,071	5,714	10,060	15,774	1,178	2020
1501 NW 64th Street	Fort Lauderdale, FL	—	—	—	9,613	—	9,613	9,613	984	2021
6499 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	14,568	—	14,568	14,568	1,527	2021
6320 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	11,740	—	11,740	11,740	1,302	2021
8801 NW 87th Avenue	Medley, FL	—	15,052	—	24,569	14,982	24,639	39,621	1,913	2021
9001 NW 87th Avenue	Medley, FL	—	7,737	—	12,678	7,682	12,733	20,415	944	2021
8404 NW 90th Street	Medley, FL	—	11,606	—	18,143	11,588	18,161	29,749	1,290	2021
1200 NW 15th Street	Pompano Beach, FL	—	8,771	—	10,722	8,788	10,705	19,493	619	2021
5301 W. Copans Road Land	Margate, FL	—	8,679	—	13,597	8,697	13,579	22,276	426	2022
1801 N. Andrews	Pompano Beach, FL	—	24,133	285	184	24,109	493	24,602	109	2022
11601 NW 107th Street	Miami, FL	—	9,112	10,131	6	9,112	10,137	19,249	508	2022
8201 NW 87th Avenue	Medley, FL	—	12,669	—	26,741	12,679	26,731	39,410	668	2023
8406 NW 90th Street	Medley, FL	—	11,458	—	21,861	11,463	21,856	33,319	390	2023
8400 NW 90th Street	Medley, FL	—	3,262	—	10,269	3,263	10,268	13,531	184	2023
Minneapolis/St. Paul
5775 12th Avenue	Shakopee, MN	—	590	—	5,865	590	5,865	6,455	2,815	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,752	888	7,624	8,512	4,179	1999
1087 Park Place	Shakopee, MN	—	1,195	4,891	643	1,198	5,531	6,729	2,527	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	2,335	1,395	10,481	11,876	4,186	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	—	1,296	7,157	448	1,299	7,602	8,901	4,708	2005
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,293	1,343	7,225	8,568	3,186	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,357	2008
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	2,847	2,289	10,799	13,088	2,427	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	832	2,635	8,989	11,624	3,091	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	716	2,096	8,600	10,696	2,688	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,615	1,634	7,604	9,238	1,820	2014

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
7051 W. Broadway Avenue	Brooklyn Park, MN	—	1,275	—	5,829	1,279	5,825	7,104	1,320	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	976	493	3,757	4,250	2,161	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	679	365	2,714	3,079	1,515	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	2,428	888	6,771	7,659	3,928	2005
211 Ellery Court	Nashville, TN	—	606	3,192	140	616	3,322	3,938	1,573	2007
130 Maddox Road	Mt. Juliet, TN	—	1,778	—	23,806	1,778	23,806	25,584	8,875	2008
1281 Couchville Pike	Mt. Juliet, TN	—	2,620	—	50,972	1,295	52,297	53,592	2,121	2022
400 Maddox Road	Mt. Juliet, TN	—	3,880	—	27,100	810	30,170	30,980	1,007	2022
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	853	503	3,568	4,071	2,286	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	935	593	4,154	4,747	2,612	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	585	375	2,638	3,013	1,663	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	710	377	2,742	3,119	1,697	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	644	362	2,597	2,959	1,544	1997
20 World's Fair Drive	Somerset, NJ	—	9	—	2,727	691	2,045	2,736	1,124	1999
45 Route 46	Pine Brook, NJ	—	969	5,491	1,021	978	6,503	7,481	3,657	2000
43 Route 46	Pine Brook, NJ	—	474	2,686	794	479	3,475	3,954	1,856	2000
39 Route 46	Pine Brook, NJ	—	260	1,471	621	262	2,090	2,352	1,030	2000
26 Chapin Road	Pine Brook, NJ	—	956	5,415	672	965	6,078	7,043	3,431	2000
30 Chapin Road	Pine Brook, NJ	—	960	5,440	582	970	6,012	6,982	3,406	2000
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,859	1,534	10,374	11,908	5,599	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	854	396	3,053	3,449	1,537	2000
16 Chapin Road	Pine Brook, NJ	—	885	5,015	832	901	5,831	6,732	3,204	2000
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	764	1,154	7,170	8,324	4,015	2000
2500 Main Street	Sayreville, NJ	—	944	—	5,199	944	5,199	6,143	2,391	2002
2400 Main Street	Sayreville, NJ	—	996	—	6,090	996	6,090	7,086	2,678	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	577	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	788	1,309	5,407	6,716	2,921	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,223	9,730	26,223	35,953	5,434	2016
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	32	3,984	15,912	19,896	3,649	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	352	2,738	8,542	11,280	1,903	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,954	3,688	7,950	11,638	842	2019
445 Rising Sun Road	Bordentown, NJ	—	8,578	760	20,826	8,578	21,586	30,164	701	2022

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
Northern California
8649 Kiefer Boulevard	Sacramento, CA	—	4,376	—	57	4,433	—	4,433	—	2008
18501 W. Stanford Road	Tracy, CA	—	12,966	—	194	13,160	—	13,160	—	2008
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	577	3,440	2,425	5,865	734	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	820	4,897	5,026	9,923	909	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	412	5,158	4,195	9,353	650	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	1,954	3,312	3,977	7,289	292	2020
42650 Osgood Road	Fremont, CA	—	4,183	3,930	104	4,183	4,034	8,217	319	2021
2085 Burroughs Avenue	San Leandro, CA	—	5,764	7,263	880	5,764	8,143	13,907	764	2021
211 Parr Boulevard	Richmond, CA	—	6,478	—	212	6,478	212	6,690	—	2021
24200 Clawiter Road	Hayward, CA	—	11,446	3,707	36	11,449	3,740	15,189	507	2022
14951 Catalina Street	San Leandro, CA	—	4,690	3,527	316	4,673	3,860	8,533	209	2022
24101 Whitesell Street	Hayward, CA	—	7,194	—	12,000	7,195	11,999	19,194	1	2023
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	580	920	5,182	6,102	2,806	2005
6005 24th Street East	Bradenton, FL	—	6,377	—	57	6,434	—	6,434	—	2008
8751 Skinner Court	Orlando, FL	—	1,691	7,249	20	1,692	7,268	8,960	1,866	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	63	2,094	10,507	12,601	2,610	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	19	1,321	6,195	7,516	1,295	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	(23)	1,031	6,383	7,414	1,068	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	1,102	2018
770 Gills Drive	Orlando, FL	—	851	5,195	(36)	851	5,159	6,010	616	2019
2234 W. Taft Vineland Road	Orlando, FL	—	1,748	9,635	307	1,750	9,940	11,690	742	2021
1301 Flora Boulevard	Kissimmee, FL	—	1,863	16	9,563	2,414	9,028	11,442	269	2023
1401-1419 Flora Boulevard	Kissimmee, FL	—	1,895	18	8,933	2,454	8,392	10,846	340	2023
1629 Flora Boulevard	Kissimmee, FL	—	1,968	19	9,426	2,548	8,865	11,413	255	2023
1701-1737 Flora Boulevard	Kissimmee, FL	—	2,685	25	11,263	3,476	10,497	13,973	240	2023
Phoenix
1045 S. Edward Drive	Tempe, AZ	—	390	2,160	886	396	3,040	3,436	1,565	1999
50 S. 56th Street	Chandler, AZ	—	1,206	3,218	685	1,252	3,857	5,109	1,828	2004
245 W. Lodge Drive	Tempe, AZ	—	898	3,066	(2,160)	362	1,442	1,804	709	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	123	1,292	6,074	7,366	2,241	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	—	2,563	9,388	(429)	2,563	8,959	11,522	3,273	2008
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	282	2,709	11,252	13,961	4,280	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	(171)	1,719	4,299	6,018	1,613	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,324	1,923	10,110	12,033	3,958	2008
8644 W. Ludlow Drive	Peoria, AZ	—	1,726	7,216	(671)	1,726	6,545	8,271	1,599	2014

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
8606 W. Ludlow Drive	Peoria, AZ	—	956	2,668	(191)	956	2,477	3,433	601	2014
8679 W. Ludlow Drive	Peoria, AZ	—	672	2,791	(46)	672	2,745	3,417	852	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	17,041	4,315	17,041	21,356	3,541	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,401	6,271	31,389	37,660	7,810	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,375	1,805	5,375	7,180	569	2019
3600 N. Cotton Lane	Goodyear, AZ	—	5,660	—	43,128	5,659	43,129	48,788	5,315	2020
3350 N. Cotton Lane	Goodyear, AZ	—	6,373	31,198	2,817	6,373	34,015	40,388	4,276	2020
PV 303	Goodyear, AZ	—	12,451	1,961	3,897	12,408	5,901	18,309	—	2021
4580 N. Pebble Creek Parkway	Goodyear, AZ	—	8,714	—	59,672	8,777	59,609	68,386	4,708	2022
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	880	4,594	3,403	7,997	1,669	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	1,050	2,042	4,977	7,019	3,035	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	260	1,258	2,170	3,428	1,384	2008
621 37th Street NW	Auburn, WA	—	6,403	—	104	6,507	—	6,507	—	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	(92)	1,737	3,416	5,153	641	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	443	3,766	4,900	8,666	713	2018
22718 58th Place	Kent, WA	—	1,446	2,388	159	1,447	2,546	3,993	599	2019
14302 24th Street East	Sumner, WA	—	2,643	—	9,989	2,643	9,989	12,632	1,979	2019
1508 Valentine Avenue	Pacific, WA	—	18,790	3,051	13	18,786	3,068	21,854	307	2022
10920 Steele Street	Lakewood, WA	—	6,706	16	17,432	6,706	17,448	24,154	592	2022
20320 80th Avenue South	Kent, WA	—	4,136	1,072	11	4,132	1,087	5,219	73	2022
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	—	1,746	3,148	971	1,822	4,043	5,865	2,575	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	503	853	2,140	2,993	1,379	2005
2835 East Ana Street	Rancho Dominguez, CA	—	1,682	2,750	791	1,772	3,451	5,223	2,174	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,178	2,143	8,378	10,521	3,867	2006
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	1,145	2,902	8,153	11,055	4,271	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	2,108	3,031	7,911	10,942	4,255	2006
433 Alaska Avenue	Torrance, CA	—	681	168	995	684	1,160	1,844	382	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	574	1,446	1,808	3,254	951	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	136	821	894	1,715	532	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	42	565	495	1,060	316	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	216	483	579	1,062	333	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	190	1,102	816	1,918	439	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	150	1,214	1,020	2,234	662	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	1,117	2,895	3,038	5,933	1,803	2006
13100 Gregg Street	Poway, CA	—	1,040	4,160	626	1,073	4,753	5,826	2,997	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	477	2,608	3,664	6,272	1,998	2007
8015 Paramount Boulevard	Pico Rivera, CA	—	3,616	3,902	(893)	3,657	2,968	6,625	1,655	2007
3365 E. Slauson Avenue	Vernon, CA	—	2,367	3,243	(862)	2,396	2,352	4,748	1,312	2007
3015 East Ana Street	Rancho Dominguez, CA	—	19,678	9,321	17,588	20,144	26,443	46,587	10,251	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	103	1,441	876	2,317	576	2007
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(599)	675	801	1,476	375	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	477	2007
777 190th Street	Gardena, CA	—	13,533	—	4,327	13,534	4,326	17,860	1,637	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	366	2,565	2,877	5,442	1,518	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(44)	6,090	7,829	13,919	5,941	2008
18201-18291 Santa Fe Avenue	Rancho Dominguez, CA	—	6,720	—	8,812	6,897	8,635	15,532	3,474	2008
1011 Rancho Conejo Boulevard	Thousand Oaks, CA	—	7,717	2,518	(201)	7,752	2,282	10,034	1,675	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	1,056	5,964	3,396	9,360	2,240	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	907	2,874	3,733	6,607	2,200	2008
2175 Cactus Road East	San Diego, CA	—	5,958	—	8,720	6,025	8,653	14,678	2,907	2008
2175 Cactus Road West	San Diego, CA	—	10,373	—	153	10,526	—	10,526	—	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	589	8,545	7,728	16,273	2,782	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,279	6,482	28,339	34,821	8,797	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	11,143	6,382	11,147	17,529	3,028	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,503	32,540	21,499	54,039	5,525	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	1,936	—	8,767	8,767	1,988	2014
4710 Guasti Road	Ontario, CA	—	2,846	6,564	(262)	2,846	6,302	9,148	1,685	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	7,580	2014
13414 S. Figueroa Street	Los Angeles, CA	—	1,701	—	6,618	1,887	6,432	8,319	1,541	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	8,076	4,400	8,076	12,476	2,679	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	4,589	2,694	4,588	7,282	1,479	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	3,881	2,792	3,881	6,673	788	2015
145 W. 134th Street	Los Angeles, CA	—	2,901	2,285	25	2,901	2,310	5,211	661	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	(168)	3,182	10,475	13,657	2,734	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	(250)	5,034	21,845	26,879	5,491	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,273	1,274	11,273	12,547	2,153	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
1445 Engineer Street	Vista, CA	—	6,816	4,417	1,212	6,816	5,629	12,445	1,339	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,639	9,381	7,459	16,840	1,344	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	4	4,275	8,279	12,554	1,615	2017
2777 Loker Avenue West	Carlsbad, CA	—	7,599	13,267	851	7,599	14,118	21,717	3,237	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,121	4,900	12,121	17,021	1,978	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,375	9,813	13,329	23,142	3,498	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	2,670	2,907	6,151	216	2,909	6,365	9,274	1,196	2018
3809 Ocean Ranch Boulevard	Oceanside, CA	2,861	3,140	6,964	166	3,141	7,129	10,270	1,287	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,447	5,438	10,278	273	5,442	10,547	15,989	1,979	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,296	17,066	63,253	80,319	10,225	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,947	1,508	2,947	4,455	421	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	9,274	3,847	9,274	13,121	1,323	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,280	3,107	8,280	11,387	1,196	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	18,006	7,099	18,006	25,105	2,568	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,837	5,423	13,837	19,260	2,410	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,331	1,873	5,331	7,204	1,144	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	327	1,813	4,167	5,980	547	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	279	6,640	8,435	15,075	1,080	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	46	1,392	1,578	2,970	269	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	(42)	2,130	1,921	4,051	329	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	396	3,836	3,920	7,756	579	2019
353 Perry Street	Perris, CA	—	1,780	—	18,827	1,788	18,819	20,607	2,001	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	533	2019
801-817 E. Anaheim Street	Wilmington, CA	—	5,712	434	(373)	5,712	61	5,773	47	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	23,302	13,402	23,310	36,712	2,357	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,721	1,745	4,721	6,466	433	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,460	3,333	8,460	11,793	720	2020
24665 Nandina Avenue	Moreno Valley, CA	—	4,016	—	17,043	4,066	16,993	21,059	1,212	2021
19302-19400 S. Laurel Park Road	Rancho Dominguez, CA	—	12,816	1,649	6,240	12,815	7,890	20,705	377	2022
3125 Wilson Avenue	Perris, CA	—	4,328	—	24,253	4,328	24,253	28,581	1,228	2022
680 Columbia Avenue	Riverside, CA	—	936	5,117	4	936	5,121	6,057	323	2022
1458 E. Mission Boulevard	Pomona, CA	—	1,268	4,813	3	1,267	4,817	6,084	240	2022
2755 S. Willow Avenue	Rialto, CA	—	17,155	4,258	4	17,155	4,262	21,417	697	2022

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2023
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/23				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2023
		(In thousands)
8410 Arjons Drive	San Diego, CA	—	3,757	2,885	(9)	3,757	2,876	6,633	140	2022
7666 Formula Place	San Diego, CA	—	6,909	3,549	37	6,899	3,596	10,495	176	2022
2042 S. Grove Avenue	Ontario, CA	—	15,358	404	79	15,355	486	15,841	61	2022
13484 Colombard Court	Fontana, CA	—	11,339	660	2,392	11,339	3,052	14,391	119	2022
15551 Boyle Avenue	Fontana, CA	—	5,407	—	14,024	5,405	14,026	19,431	117	2023
27426 Pioneer Avenue	Redlands, CA	—	26,470	542	42,061	26,427	42,646	69,073	343	2023
13769 Arrow Route	Fontana, CA	—	3,124	2,619	19	3,124	2,638	5,762	78	2023
1250 E. Francis Street	Ontario, CA	—	5,109	870	—	5,109	870	5,979	29	2023
13351 12th Street	Chino, CA	—	22,389	1,803	—	22,389	1,803	24,192	—	2023
Developments in Process
First Rider Logistics Center	Perris, CA	—	7,439	—	31,212	7,428	31,223	38,651	—	N/A
First Wilson Logistics Center II	Perris, CA	—	3,594	—	22,316	3,594	22,316	25,910	—	N/A
First Stockton Logistics Center	Stockton, CA	—	7,654	—	76,857	5,852	78,659	84,511	—	N/A
First Harley Knox Logistics Center	Perris, CA	—	2,088	—	19,122	2,088	19,122	21,210	—	N/A
First Park Miami Building 12	Medley, FL	—	7,849	—	15,238	7,852	15,235	23,087	—	N/A
First Pine Hills	Orlando, FL	—	2,206	—	15	2,206	15	2,221	—	N/A
Land Parcels
Land Parcels		—	413,588	8,838	65,379	409,705	78,100	487,805	1,443
Total		$9,978	$1,766,102	$1,409,340	$2,538,638	$1,756,971	$3,957,109	$5,714,080	$1,009,335

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2023
NOTES:
(a)See description of encumbrances in Note 4 to the Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.
(b)Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	3 to 50 years
Land Improvements	2 to 25 years
Tenant Improvements, Leasehold Improvements	Shorter of Useful Life or Terms of Related Lease

At December 31, 2023, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $5.2 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2023	2022	2021
	(In thousands)
Balance, Beginning of Year	$5,343,039	$4,646,444	$4,109,896
Acquisition of Real Estate Assets	133,936	312,841	347,190
Construction Costs and Improvements	300,226	496,190	351,453
Disposition of Real Estate Assets	(44,665)	(90,762)	(139,207)
Write-off of Fully Depreciated and Other Assets	(18,456)	(21,674)	(22,888)
Balance, End of Year Excluding Real Estate Held for Sale	$5,714,080	$5,343,039	$4,646,444

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2023	2022	2021
	(In thousands)
Balance, Beginning of Year	$921,480	$868,296	$839,349
Depreciation for Year	130,427	119,477	107,876
Disposition of Real Estate Assets	(24,215)	(45,246)	(58,055)
Write-off of Fully Depreciated and Other Assets	(18,357)	(21,047)	(20,874)
Balance, End of Year Excluding Real Estate Held for Sale	$1,009,335	$921,480	$868,296

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 14, 2024

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 14, 2024

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 14, 2024
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 14, 2024
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 14, 2024
John Rau

/S/ TERESA B. BAZEMORE	Director	February 14, 2024
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 14, 2024
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 14, 2024
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 14, 2024
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
Date: February 14, 2024

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 14, 2024

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 14, 2024
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 14, 2024
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 14, 2024
John Rau

/S/ TERESA B. BAZEMORE	Director	February 14, 2024
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 14, 2024
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 14, 2024
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 14, 2024
Marcus L. Smith