Form 10-Q
period 2024-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2024-04-19
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
At April 19, 2024, 132,341,354 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2024 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2024, the Company owned an approximate 97.3% common general partnership interest in the Operating Partnership. The remaining approximate 2.7% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the Consolidated Financial Statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 2.7% equity interest in the Operating Partnership held by persons or entities other than the Company is classified as limited partners units in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports; and
•eliminates duplicative disclosures and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership.

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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2024

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,752,507	$1,756,971
Buildings and Improvements	3,748,360	3,711,718
Construction in Progress	217,764	245,391
Less: Accumulated Depreciation	(1,025,594)	(1,009,335)
Net Investment in Real Estate	4,693,037	4,704,745
Operating Lease Right-of-Use Assets	24,094	24,211
Cash and Cash Equivalents	48,884	43,844
Tenant Accounts Receivable	12,463	10,993
Investment in Joint Venture	47,735	44,663
Deferred Rent Receivable	147,512	144,033
Prepaid Expenses and Other Assets, Net	226,656	203,276
Total Assets	$5,200,381	$5,175,765
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,896	$9,978
Senior Unsecured Notes, Net	994,644	994,463
Unsecured Term Loans, Net	921,266	920,863
Unsecured Credit Facility	306,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	116,161	143,429
Operating Lease Liabilities	21,865	21,992
Rents Received in Advance and Security Deposits	106,586	106,734
Dividends and Distributions Payable	50,695	44,201
Total Liabilities	2,527,113	2,540,660
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,341,354 and 132,289,039 shares issued and outstanding)	1,323	1,323
Additional Paid-in Capital	2,414,364	2,411,673
Retained Earnings	147,104	127,707
Accumulated Other Comprehensive Income	32,374	22,272
Total First Industrial Realty Trust, Inc.'s Equity	2,595,165	2,562,975
Noncontrolling Interests	78,103	72,130
Total Equity	2,673,268	2,635,105
Total Liabilities and Equity	$5,200,381	$5,175,765
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Lease Revenue	$159,735	$146,606
Joint Venture Fees	669	1,073
Other Revenue	1,868	1,744
Total Revenues	162,272	149,423
Expenses:
Property Expenses	47,014	42,182
General and Administrative	11,781	9,354
Joint Venture Development Services Expense	426	784
Depreciation and Other Amortization	41,819	39,772
Total Expenses	101,040	92,092
Other Income (Expense):
Gain on Sale of Real Estate	30,852	—
Interest Expense	(20,897)	(16,119)
Amortization of Debt Issuance Costs	(912)	(904)
Total Other Income (Expense)	9,043	(17,023)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	70,275	40,308
Equity in Income of Joint Venture	1,402	27,634
Income Tax Provision	(1,179)	(7,167)
Net Income	70,498	60,775
Less: Net Income Attributable to the Noncontrolling Interests	(2,046)	(4,808)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$68,452	$55,967
Net Income Allocable to Participating Securities	(45)	(47)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$68,407	$55,920
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.52	$0.42
Weighted Average Shares Outstanding - Basic	132,360	132,211
Weighted Average Shares Outstanding - Diluted	132,406	132,299
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Income	$70,498	$60,775
Mark-to-Market Gain (Loss) on Derivative Instruments	10,321	(13,020)
Amortization of Derivative Instruments	102	102
Comprehensive Income	80,921	47,857
Comprehensive Income Attributable to Noncontrolling Interests	(2,323)	(4,482)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$78,598	$43,375
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2024:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	68,452	—	2,046	70,498
Other Comprehensive Income	—	—	—	10,146	277	10,423
Stock Based Compensation Activity	—	(323)	(6)	—	8,003	7,674
Common Stock Dividends and Unit Distributions ($0.37 Per Share/Unit)	—	—	(49,049)	—	(1,260)	(50,309)
Conversion of Limited Partner Units to Common Stock	—	7	—	—	(7)	—
Retirement of Limited Partner Units	—	—	—	—	(25)	(25)
Distributions to Noncontrolling Interests	—	—	—	—	(98)	(98)
Reallocation - Additional Paid-in Capital	—	3,007	—	—	(3,007)	—
Reallocation - Other Comprehensive Income	—	—	—	(44)	44	—
Balance as of March 31, 2024	$1,323	$2,414,364	$147,104	$32,374	$78,103	$2,673,268

Three Months Ended March 31, 2023:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	55,967	—	4,808	60,775
Other Comprehensive Loss	—	—	—	(12,592)	(326)	(12,918)
Stock Based Compensation Activity	1	(412)	(710)	—	5,748	4,627
Common Stock Dividends and Unit Distributions ($0.32 Per Share/Unit)	—	—	(42,401)	—	(1,059)	(43,460)
Conversion of Limited Partner Units to Common Stock	—	513	—	—	(513)	—
Distributions to Noncontrolling Interests	—	—	—	—	(11,358)	(11,358)
Reallocation - Additional Paid-in Capital	—	(1,166)	—	—	1,166	—
Reallocation - Other Comprehensive Income	—	—	—	(88)	88	—
Balance as of March 31, 2023	$1,322	$2,400,269	$35,987	$20,732	$69,655	$2,527,965
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,498	$60,775
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	33,962	31,650
Amortization of Debt Issuance Costs	912	904
Other Amortization, Including Equity Based Compensation	12,870	7,502
Equity in Income of Joint Venture	(1,402)	(27,634)
Distributions from the Joint Venture	753	5,208
Gain on Sale of Real Estate	(30,852)	—
Straight-line Rental Income and Expense, Net	(4,165)	(5,498)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(19,374)	(12,357)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(703)	9,768
Net Cash Provided by Operating Activities	62,499	70,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	—	(5,559)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(68,376)	(94,336)
Net Proceeds from Sales of Investments in Real Estate	47,787	—
Contributions to and Investments in Joint Venture	(2,614)	(2,973)
Decrease (Increase) in Escrow Deposits and Other Investing Activity	4,172	(1,260)
Net Cash Used in Investing Activities	(19,031)	(104,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Income Taxes Paid on Vested Equity Compensation	(2,028)	(2,459)
Common Stock Dividends and Unit Distributions Paid	(43,220)	(39,713)
Repayments on Mortgage Loan Payable	(82)	(79)
Proceeds from Unsecured Credit Facility	102,000	80,000
Repayments on Unsecured Credit Facility	(95,000)	(66,000)
Distributions to Noncontrolling Interests	(98)	(11,358)
Net Cash Used in Financing Activities	(38,428)	(39,609)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,040	(73,419)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Period	$48,884	$71,699

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,637	$3,981
Cash Paid for Operating Lease Liabilities	$868	$861
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$200	$56
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$50,695	$44,061
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(7)	$(513)
Common Stock	—	—
Additional Paid-in Capital	7	513
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$—	$1
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,731	$60,410
Tenant Improvements Funded by Tenant	$—	$2,528
Write-off of Fully Depreciated Assets	$(10,940)	$(10,331)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,752,507	$1,756,971
Buildings and Improvements	3,748,360	3,711,718
Construction in Progress	217,764	245,391
Less: Accumulated Depreciation	(1,025,594)	(1,009,335)
Net Investment in Real Estate (including $298,357 and $302,869 related to consolidated variable interest entities, see Note 5)	4,693,037	4,704,745
Operating Lease Right-of-Use Assets	24,094	24,211
Cash and Cash Equivalents	48,884	43,844
Tenant Accounts Receivable	12,463	10,993
Investment in Joint Venture	47,735	44,663
Deferred Rent Receivable	147,512	144,033
Prepaid Expenses and Other Assets, Net	235,929	212,559
Total Assets	$5,209,654	$5,185,048
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,896	$9,978
Senior Unsecured Notes, Net	994,644	994,463
Unsecured Term Loans, Net	921,266	920,863
Unsecured Credit Facility	306,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	116,161	143,429
Operating Lease Liabilities	21,865	21,992
Rents Received in Advance and Security Deposits	106,586	106,734
Distributions Payable	50,695	44,201
Total Liabilities	2,527,113	2,540,660
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,341,354 and 132,289,039 units outstanding)	2,524,183	2,505,150
Limited Partners Units (3,637,284 and 3,378,165 units outstanding)	117,585	109,003
Accumulated Other Comprehensive Income	33,265	22,842
Total First Industrial L.P.'s Partners' Capital	2,675,033	2,636,995
Noncontrolling Interests	7,508	7,393
Total Partners' Capital	2,682,541	2,644,388
Total Liabilities and Partners' Capital	$5,209,654	$5,185,048
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Lease Revenue	$159,735	$146,606
Joint Venture Fees	669	1,073
Other Revenue	1,868	1,744
Total Revenues	162,272	149,423
Expenses:
Property Expenses	47,014	42,182
General and Administrative	11,781	9,354
Joint Venture Development Services Expense	426	784
Depreciation and Other Amortization	41,819	39,772
Total Expenses	101,040	92,092
Other Income (Expense):
Gain on Sale of Real Estate	30,852	—
Interest Expense	(20,897)	(16,119)
Amortization of Debt Issuance Costs	(912)	(904)
Total Other Income (Expense)	9,043	(17,023)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	70,275	40,308
Equity in Income of Joint Venture	1,402	27,634
Income Tax Provision	(1,179)	(7,167)
Net Income	70,498	60,775
Less: Net Income Attributable to the Noncontrolling Interests	(223)	(3,381)
Net Income Available to Unitholders and Participating Securities	70,275	57,394
Net Income Allocable to Participating Securities	(130)	(134)
Net Income Available to Unitholders	70,145	57,260
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.52	$0.43
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.52	$0.42
Weighted Average Units Outstanding - Basic	135,068	134,686
Weighted Average Units Outstanding - Diluted	135,387	135,231
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Income	$70,498	$60,775
Mark-to-Market Gain (Loss) on Derivative Instruments	10,321	(13,020)
Amortization of Derivative Instruments	102	102
Comprehensive Income	80,921	47,857
Comprehensive Income Attributable to Noncontrolling Interests	(223)	(3,381)
Comprehensive Income Attributable to Unitholders	$80,698	$44,476
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2024:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	68,404	1,871	—	223	70,498
Other Comprehensive Income	—	—	10,423	—	10,423
Stock Based Compensation Activity	(329)	8,003	—	—	7,674
Unit Distributions ($0.37 Per Unit)	(49,049)	(1,260)	—	—	(50,309)
Conversion of Limited Partner Units to General Partner Units	7	(7)	—	—	—
Retirement of Limited Partner Units	—	(25)	—	—	(25)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(113)	(113)
Balance as of March 31, 2024	$2,524,183	$117,585	$33,265	$7,508	$2,682,541

Three Months Ended March 31, 2023:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	55,947	1,447	—	3,381	60,775
Other Comprehensive Loss	—	—	(12,918)	—	(12,918)
Stock Based Compensation Activity	(1,121)	5,748	—	—	4,627
Unit Distributions ($0.32 Per Unit)	(42,401)	(1,059)	—	—	(43,460)
Conversion of Limited Partner Units to General Partner Units	513	(513)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(11,359)	(11,359)
Balance as of March 31, 2023	$2,408,539	$100,638	$21,268	$6,801	$2,537,246
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,498	$60,775
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	33,962	31,650
Amortization of Debt Issuance Costs	912	904
Other Amortization, Including Equity Based Compensation	12,870	7,502
Equity in Income of Joint Venture	(1,402)	(27,634)
Distributions from the Joint Venture	753	5,208
Gain on Sale of Real Estate	(30,852)	—
Straight-line Rental Income and Expense, Net	(4,165)	(5,498)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(19,364)	(12,357)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(703)	9,768
Net Cash Provided by Operating Activities	62,509	70,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	—	(5,559)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(68,376)	(94,336)
Net Proceeds from Sales of Investments in Real Estate	47,787	—
Contributions to and Investments in the Joint Venture	(2,614)	(2,973)
Decrease (Increase) in Escrow Deposits and Other Investing Activity	4,172	(1,260)
Net Cash Used in Investing Activities	(19,031)	(104,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Income Taxes Paid on Vested Equity Compensation	(2,028)	(2,459)
Unit Distributions Paid	(43,220)	(39,713)
Contributions from Noncontrolling Interests	5	1
Distributions to Noncontrolling Interests	(113)	(11,359)
Repayments on Mortgage Loan Payable	(82)	(79)
Proceeds from Unsecured Credit Facility	102,000	80,000
Repayments on Unsecured Credit Facility	(95,000)	(66,000)
Net Cash Used in Financing Activities	(38,438)	(39,609)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,040	(73,419)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Period	$48,884	$71,699

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,637	$3,981
Cash Paid for Operating Lease Liabilities	$868	$861
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$200	$56
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$50,695	$44,061
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(7)	$(513)
General Partner Units	7	513
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$—	$1
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,731	$60,410
Tenant Improvements Funded by Tenant	$—	$2,528
Write-off of Fully Depreciated Assets	$(10,940)	$(10,331)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% ownership interest ("General Partner Units") at March 31, 2024. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.7% at March 31, 2024 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2024, we owned 421 industrial properties located in 19 states, containing an aggregate of approximately 66.7 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") and should be read in conjunction with such Consolidated Financial Statements and related notes. The 2023 year end Consolidated Balance Sheet data included in this Form 10-Q filing was derived from the audited Consolidated Financial Statements in our 2023 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim Consolidated Financial Statements highlight significant changes to the notes included in the December 31, 2023 audited Consolidated Financial Statements included in our 2023 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2024 and December 31, 2023, and the reported amounts of revenues and expenses for the three months ended March 31, 2024 and 2023. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2024 and December 31, 2023, the results of our operations and comprehensive income for each of the three months ended March 31, 2024 and 2023, and our cash flows for each of the three months ended March 31, 2024 and 2023. All adjustments are of a normal recurring nature.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating ASU 2023-07 to determine its impact on our disclosures.
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
3. Investment in Real Estate
Sales
During the three months ended March 31, 2024, we sold nine industrial properties comprised of approximately 0.4 million square feet of GLA. Gross proceeds from the sales were $48,507 and the gain on sale of real estate attributable to these sales was $30,852.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2024	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2024	December 31, 2023
Mortgage Loan Payable	$9,896	$9,978	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(3,883)	(4,062)
Unamortized Discounts	(44)	(46)
Senior Unsecured Notes, Net	$994,644	$994,463
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.82%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.88%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(3,734)	(4,137)
Unsecured Term Loans, Net	$921,266	$920,863
Unsecured Credit Facility (C)	$306,000	$299,000	6.19%	N/A	7/7/2025
_______________
(A) The interest rate at March 31, 2024 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $1,706 and $2,036 as of March 31, 2024 and December 31, 2023, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of March 31, 2024, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $30,871. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of March 31, 2024.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2024	$252
2025	606,349
2026	200,364
2027	556,449
2028	190,453
Thereafter	685,600
Total	$2,239,467
Our Unsecured Credit Facility, our Unsecured Term Loans, our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2024; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2024 and December 31, 2023, the fair value of our indebtedness was as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,896	$9,514	$9,978	$9,666
Senior Unsecured Notes, Net	998,527	894,670	998,525	902,042
Unsecured Term Loans	925,000	925,000	925,000	925,000
Unsecured Credit Facility	306,000	306,000	299,000	299,000
Total	$2,239,423	$2,135,184	$2,232,503	$2,135,708
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our Consolidated Balance Sheets, net of intercompany amounts:

	March 31, 2024	December 31, 2023
ASSETS
Assets:
Net Investment in Real Estate	$298,357	$302,869
Operating Lease Right-of-Use Assets	12,888	12,910
Cash and Cash Equivalents	2,305	2,221
Deferred Rent Receivable	15,621	15,601
Prepaid Expenses and Other Assets, Net	13,563	12,945
Total Assets	$342,734	$346,546
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$9,583	$9,698
Operating Lease Liabilities	10,211	10,219
Rents Received in Advance and Security Deposits	8,276	8,368
Partners' Capital	314,664	318,261
Total Liabilities and Partners' Capital	$342,734	$346,546
Joint Venture
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture. Our ownership interest in the Joint Venture is held through a partnership with a third party (the “Joint Venture Partnership”). Since we own our interest in the Joint Venture through the Joint Venture Partnership and we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership, we consolidate the Joint Venture Partnership and reflect our partner's 6% interest in the Joint Venture within the financial statements (see Note 6). The Joint Venture was formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area.
Under the operating agreement for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, the Joint Venture's operating agreement provides us the ability to earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the three months ended March 31, 2024 and 2023, we earned fees of $859 and $1,350, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture, of which we deferred recognition of $190 and $277, respectively, due to our economic interest in the Joint Venture. During the three months ended March 31, 2024 and 2023, we incurred fees of $426 and $784, respectively, related to third-party development, management and leasing services associated with the Joint Venture. At March 31, 2024 and December 31, 2023, we had a receivable from the Joint Venture of $211 and $138, respectively.

Net income of the Joint Venture for the three months ended March 31, 2024 and 2023 was $2,032 and $40,045, respectively. Included in net income during the three months ended March 31, 2024 was $1,624 of lease revenue as well as gain on sale of real estate of $191. The gain on sale of real estate recognized during the three months ended March 31, 2024 relates to gain that was deferred on land sales during the years ended December 31, 2023 and 2022. An allocable portion of this gain on sale was deferred because the Joint Venture was required to complete infrastructure work for the purchasers of the land. The deferred gain is being recognized under the percentage of completion method. Our economic share of the Joint Venture's lease revenue and gain on sale was $796 and $94, respectively. Included in net income of the Joint Venture during the three months ended March 31, 2023 is gain on sale of real estate of $40,041 related to the sale of approximately 31 acres of land for which our economic share was $19,620. For the three months ended March 31, 2024 and 2023, we earned incentive fees of $406 and $8,045, respectively, from the Joint Venture, which is reflected in the Equity In Income of Joint Venture line item in the Consolidated Statements of Operations.
The Joint Venture has three buildings under development comprising an aggregate 1.8 million square feet (the "Project") at March 31, 2024. During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third party lender (the "Joint Venture Loan"). As of March 31, 2024 and December 31, 2023, the balance of the Joint Venture Loan is $110,166 and $95,711, respectively, excluding $615 and $730, respectively, of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $214,766 and the Joint Venture is using a third-party general contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third party and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect the third party's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's income was $176 and $3,361 for the three months ended March 31, 2024 and 2023, respectively, and was reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third party partner's interest of $6,522 and $6,444 at March 31, 2024 and December 31, 2023, respectively.
ATM Program
On February 24, 2023, we entered into distribution agreements with a three-year term with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2024, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the three months ended March 31, 2024:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2023	$22,842	$22,842	$(570)	$22,272
Other Comprehensive Income Before Reclassifications	16,470	16,470	(321)	16,149
Amounts Reclassified from Accumulated Other Comprehensive Income	(6,047)	(6,047)	—	(6,047)
Net Current Period Other Comprehensive Income	10,423	10,423	(321)	10,102
Balance as of March 31, 2024	$33,265	$33,265	$(891)	$32,374
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$102	Interest Expense
Net Settlement Receipts to our Counterparties	(6,149)	(4,101)	Interest Expense
Total	$(6,047)	$(3,999)
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $410 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps (all defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$68,407	$55,920
Denominator (In Thousands):
Weighted Average Shares - Basic	132,360	132,211
Effect of Dilutive Securities:
Performance Units (See Note 9)	46	88
Weighted Average Shares - Diluted	132,406	132,299
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.52	$0.42
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator:
Net Income Available to Unitholders	$70,145	$57,260
Denominator (In Thousands):
Weighted Average Units - Basic	135,068	134,686
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	319	545
Weighted Average Units - Diluted	135,387	135,231
Basic EPU:
Net Income Available to Unitholders	$0.52	$0.43
Diluted EPU:
Net Income Available to Unitholders	$0.52	$0.42
At March 31, 2024 and 2023, participating securities for the Company included 102,704 and 130,728, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2024 and 2023, participating securities for the Operating Partnership included 271,001 and 347,165, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2024, 46,947 performance units ("Performance Units") and 263,159 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $9,281 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the three months ended March 31, 2024, 55,884 shares of restricted stock units ("Service Units") and 91,980 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $7,688 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the three months ended March 31, 2024, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period. Additionally, our Chief Executive Officer's employment agreement contains a retirement provision, which provides for all of his outstanding Performance Awards and Service Awards to be non-forfeitable effective December 31, 2024. As such, his Performance Awards and Service Awards granted during the three months ended March 31, 2024 are amortized over one year versus three years.
Outstanding Performance Awards and Service Awards
We recognized $9,108 and $6,141 for the three months ended March 31, 2024 and 2023, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $1,804 and $1,706 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, we had $18,234 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 1.14 years.

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
We have interest rate swaps to manage our exposure to changes in SOFR related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fixed the SOFR rate component at 0.87% for the three months ended March 31, 2024 and mature on February 2, 2026 (the "2021 Swaps").
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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of March 31, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements:
Description	Fair Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$12,996	—	$12,996	—
2022 Swaps	$19,397	—	$19,397	—
2022 II Swaps	$2,954	—	$2,954	—

	Fair Value at December 31, 2023
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$12,517	—	$12,517	—
2022 Swaps	$13,285	—	$13,285	—
Liabilities:
2022 II Swaps	$(776)	—	$(776)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the three months ended March 31, 2024. See Note 7 for more information regarding our derivatives.
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

11. Related Party Transactions
At March 31, 2024 and December 31, 2023, the Operating Partnership had receivable balances of $9,270 and $9,288, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At March 31, 2024, we had four development projects totaling approximately 1.4 million square feet of GLA under construction. The estimated total investment as of March 31, 2024 is approximately $203,000. Of this amount, approximately $62,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2023 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2024, we owned 421 industrial properties located in 19 states, containing an aggregate of approximately 66.7 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% ownership interest ("General Partner Units") at March 31, 2024. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.7% at March 31, 2024 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•External Growth. We seek to grow externally through (i) the development of best-in-class industrial properties and the acquisition of individual or portfolios of industrial properties which meet our investment parameters within our 15 key logistics markets, with a primary emphasis on coastal markets; (ii) the expansion of our existing properties; and (iii) securing additional joint venture investments.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth. We target new investments in 15 key logistics markets, with a primary emphasis on coastal markets, where developable land is more scarce and which exhibit desirable long-term growth characteristics. We seek to refine our portfolio over the coming years by focusing on bulk and regional warehouse properties and downsizing our light industrial holdings.
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

Summary of the Three Months Ended March 31, 2024
Our operating results remained strong during the three months ended March 31, 2024. Our quarter end in-service occupancy was 95.5% and for new and renewal leases that commenced during the three months ended March 31, 2024, we increased cash rental rates by 44.8%. At March 31, 2024, we had four projects comprising 1.4 million square feet of GLA under development with an estimated investment of approximately $203 million.
During the three months ended March 31, 2024, we completed the following significant real estate activities:
•We executed leases at three development properties comprising 1.6 million square feet of GLA located in our Denver, Nashville and Northern California markets bringing two properties to 100% leased and one property to 20% leased. Additionally, the 0.4 million square-foot building in our Joint Venture was fully leased to two tenants.
•We sold nine industrial properties comprising approximately 0.4 million square feet of GLA for gross proceeds of $48.5 million.
Our significant financing activities during the three months ended March 31, 2024 were:
•We declared first quarter cash dividends of $0.37 per common share or Unit per quarter, an increase of 15.6% from the 2023 quarterly rate.
•At March 31, 2024, we had $442.9 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents of $48.3 million, after excluding our Joint Venture partner's 6% share of cash and cash equivalents that we consolidate and report in our financial statements. Assuming the exercise of extension options in two of our bank loans, our next debt maturity is not until 2026.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2024 and 2023. Same store properties are properties owned prior to January 1, 2023 and held as an in-service property through March 31, 2024 and developments and redevelopments that were placed in service prior to January 1, 2023. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2022 and held as an operating property through March 31, 2024. Sold properties are properties that were sold subsequent to December 31, 2022. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2023; or b) stabilized prior to January 1, 2023. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
Our net income was $70.5 million and $60.8 million for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024 and 2023, the average daily occupancy rate of our same store properties was 96.8% and 98.6%, respectively.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$148,837	$142,172	$6,665	4.7%
Acquired Properties	1,004	134	870	649.3%
Sold Properties	628	2,959	(2,331)	(78.8)%
(Re)Developments	6,964	308	6,656	2,161.0%
Other	4,839	3,850	989	25.7%
Total Revenues	$162,272	$149,423	$12,849	8.6%
Revenues from same store properties increased $6.7 million primarily due to increases in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $0.9 million due to the four industrial properties acquired subsequent to December 31, 2022 totaling approximately 0.2 million square feet of GLA. Revenues from sold properties decreased $2.3 million due to the 20 industrial properties sold subsequent to December 31, 2022 totaling approximately 1.4 million square feet of GLA. Revenues from (re)developments increased $6.7 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $1.0 million primarily due to revenue from income-producing land parcels for which our ultimate intent, for the majority of the land parcels, is to redevelop or develop in the future, offset by a decrease in joint venture fees and legal settlement proceeds.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$36,973	$34,117	$2,856	8.4%
Acquired Properties	190	18	172	955.6%
Sold Properties	155	680	(525)	(77.2)%
(Re)Developments	3,790	1,452	2,338	161.0%
Other	5,906	5,915	(9)	(0.2)%
Total Property Expenses	$47,014	$42,182	$4,832	11.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.9 million primarily due to an increase in real estate tax expense and snow removal costs. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2022. Property expenses from sold properties decreased $0.5 million due to properties sold subsequent to December 31, 2022. Property expenses from (re)developments increased $2.3 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $2.4 million, or 25.9%, due to an increase in equity compensation amortization expense primarily due to certain tenured employees that are retirement eligible, or will become retirement eligible prior to the normal vesting schedule, which requires the acceleration of expense.
Joint Venture development services expense, which relates to expenses paid to a third party to assist with the development of properties in the Joint Venture, decreased by $0.4 million, or 45.7%, due to a decrease in development costs incurred by our Joint Venture during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$36,898	$37,017	$(119)	(0.3)%
Acquired Properties	386	41	345	841.5%
Sold Properties	102	540	(438)	(81.1)%
(Re)Developments	3,871	1,229	2,642	215.0%
Corporate Furniture, Fixtures and Equipment and Other	562	945	(383)	(40.5)%
Total Depreciation and Other Amortization	$41,819	$39,772	$2,047	5.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2022. Depreciation and other amortization from sold properties decreased $0.4 million due to properties sold subsequent to December 31, 2022. Depreciation and other amortization from (re)developments increased $2.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either period.
For the three months ended March 31, 2024, we recognized $30.9 million of gain on sale of real estate related to the sale of nine industrial properties comprised of approximately 0.4 million square feet of GLA.
Interest expense increased by $4.8 million, or 29.6%, due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2024 ($2,264.8 million) as compared to the three months ended March 31, 2023 ($2,069.5 million), an increase in the weighted average interest rate for the three months ended March 31, 2024 (4.18%) as compared to the three months ended March 31, 2023 (3.94%) and a decrease in capitalized interest of $1.3 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Amortization of debt issuance costs remained relatively unchanged.
Equity in income of joint venture for the three months ended March 31, 2024 was $1.4 million which was primarily comprised of our share of rental income recognized by the Joint Venture. Equity in income of joint venture for the three months ended March 31, 2023 was $27.6 million and included our pro-rata share of gain from the sale of real estate by the Joint Venture of $19.6 million as well as an incentive fee of $8.0 million we earned from the Joint Venture. The amounts for both periods include our partner's 6% interest in the Joint Venture that we consolidate and report within our financial statements.
Income tax expense decreased by $6.0 million, or 83.5%, primarily due to decreases in our share of taxable gains and incentive fees from the Joint Venture, partially offset by an increase in our share of equity in income from the Joint Venture related to an increase in rental income recognized by the Joint Venture.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2024. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	15	459	$9.30	55.5%	5.2	$6.97	N/A
Renewal Leases	47	2,124	$9.48	69.9%	7.0	$2.50	70.5%
Development / Acquisition Leases	3	577	$9.00	N/A	10.4	N/A	N/A
Total / Weighted Average	65	3,160	$9.37	67.2%	7.4	$3.29	70.5%
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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2024, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	14	455	$749
Renewal Leases	5	131	152
Development / Acquisition Leases	3	577	1,768
Total	22	1,163	$2,669

Liquidity and Capital Resources
At March 31, 2024, our cash and cash equivalents was approximately $48.3 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $442.9 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2024.
We have considered our short-term (through March 31, 2025) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities, subject to market conditions, or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2025) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of April 19, 2024, we had approximately $398.9 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by operating activities	$62,499	$70,318
Net cash used in investing activities	(19,031)	(104,128)
Net cash used in financing activities	(38,428)	(39,609)
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by operating activities	$62,509	$70,318
Net cash used in investing activities	(19,031)	(104,128)
Net cash used in financing activities	(38,438)	(39,609)
Changes in cash flow for the three months ended March 31, 2024, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities decreased $7.8 million, primarily due to the following:
•decrease in distributions from our Joint Venture of $4.5 million in 2024 as compared to 2023;
•increase of $4.8 million in interest expense; and
•decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $8.8 million offset by a decrease in NOI due to the disposition of real estate of $1.8 million; and
◦decrease of $6.0 million in income tax provision.
Investing Activities: Cash used in investing activities decreased $85.1 million, primarily due to the following:
•decrease of $31.5 million related to the acquisition, development and investment in real estate attributable to fewer acquisitions and a reduction in expenditures related to developments under construction during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023; and
•increase of $47.8 million in net proceeds received from the disposition of real estate in 2024 as compared to 2023.
Financing Activities: Cash used in financing activities decreased $1.2 million, primarily due to the following:
•decrease in distributions to noncontrolling interests of $11.3 million in 2024 as compared to 2023; offset by:
◦decrease in net borrowings under our Unsecured Credit Facility of $7.0 million in 2024 as compared to 2023; and
◦increase in dividend and unit distributions of $3.5 million due to the Company increasing the dividend rate in 2024 as well as an increase in common shares and units outstanding.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at March 31, 2024 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2024, $1,933.4 million, or 86.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $306.0 million, or 13.7%, of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2023, $1,933.5 million, or 86.6%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. As of the same date, $299.0 million, or 13.4%, of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At March 31, 2024 and December 31, 2023, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage the negative effects that increases in interest rates would have on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2024 would have increased by approximately $0.5 million based on our average outstanding floating-rate debt during the three months ended March 31, 2024. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2024 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.9 million during the three months ended March 31, 2024.
As of March 31, 2024, the estimated fair value of our debt was approximately $2,135.2 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and NOI as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2024 incentive compensation plan.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$68,452	$55,967
Adjustments:
Depreciation and Other Amortization of Real Estate	41,632	39,527
Gain on Sale of Real Estate	(30,852)	—
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(132)	(27,632)
Income Tax Provision - Allocable to Gain on Sale of Real Estate, Including the Joint Venture	928	6,997
Noncontrolling Interest Share of Adjustments	(293)	2,756
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$79,735	$77,615

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, does not factor in depreciation and amortization, general and administrative expense, interest expense, income tax benefit and expense, equity in income or loss from joint venture, joint venture fees and joint venture development services expense. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, above and below market rent amortization and lease termination fees. We exclude straight-line rent and above (below) market rent in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	% Change
	(In thousands)
Same Store Revenues	$148,837	$142,172
Same Store Property Expenses	(36,973)	(34,117)
Same Store Net Operating Income Before Same Store Adjustments	$111,864	$108,055	3.5%
Same Store Adjustments:
Straight-line Rent	(2,221)	(5,320)
Above / Below Market Rent Amortization	(656)	(727)
Lease Termination Fees	(73)	(22)
Same Store Net Operating Income	$108,914	$101,986	6.8%
Subsequent Events

We have evaluated subsequent events through the date that the Consolidated Financial Statements were issued, noting none.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 19, 2024

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: April 19, 2024