Form 10-Q
period 2024-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2024-10-18
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
At October 18, 2024, 132,348,500 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2024 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2024, the Company owned an approximate 97.3% common general partnership interest in the Operating Partnership. The remaining approximate 2.7% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,761,864	$1,756,971
Buildings and Improvements	3,887,377	3,711,718
Construction in Progress	118,597	245,391
Less: Accumulated Depreciation	(1,062,272)	(1,009,335)
Net Investment in Real Estate	4,705,566	4,704,745
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,020 and $—	4,426	—
Operating Lease Right-of-Use Assets	19,896	24,211
Cash and Cash Equivalents	47,123	43,844
Restricted Cash	8,066	—
Tenant Accounts Receivable	5,526	10,993
Investment in Joint Venture	49,104	44,663
Deferred Rent Receivable	154,485	144,033
Prepaid Expenses and Other Assets, Net	206,328	203,276
Total Assets	$5,200,520	$5,175,765
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,728	$9,978
Senior Unsecured Notes, Net	995,004	994,463
Unsecured Term Loans, Net	922,073	920,863
Unsecured Credit Facility	248,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	142,875	143,429
Operating Lease Liabilities	17,652	21,992
Rents Received in Advance and Security Deposits	102,428	106,734
Dividends and Distributions Payable	50,970	44,201
Total Liabilities	2,488,730	2,540,660
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,348,500 and 132,289,039 shares issued and outstanding)	1,323	1,323
Additional Paid-in Capital	2,421,738	2,411,673
Retained Earnings	199,713	127,707
Accumulated Other Comprehensive Income	9,633	22,272
Total First Industrial Realty Trust, Inc.'s Equity	2,632,407	2,562,975
Noncontrolling Interests	79,383	72,130
Total Equity	2,711,790	2,635,105
Total Liabilities and Equity	$5,200,520	$5,175,765
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Lease Revenue	$165,909	$152,517	$487,719	$448,073
Joint Venture Fees	413	822	1,686	3,738
Other Revenue	1,323	1,766	4,648	4,940
Total Revenues	167,645	155,105	494,053	456,751
Expenses:
Property Expenses	44,884	42,559	134,949	124,498
General and Administrative	9,230	8,456	30,632	27,330
Joint Venture Development Services Expense	208	559	1,005	2,690
Depreciation and Other Amortization	43,515	41,146	128,382	121,508
Total Expenses	97,837	92,720	294,968	276,026
Other Income (Expense):
Gain on Sale of Real Estate	56,814	34,368	93,801	47,421
Interest Expense	(20,836)	(19,906)	(62,859)	(53,923)
Amortization of Debt Issuance Costs	(911)	(905)	(2,735)	(2,714)
Total Other Income (Expense)	35,067	13,557	28,207	(9,216)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	104,875	75,942	227,292	171,509
Equity in Income of Joint Venture	599	1,530	3,161	30,598
Income Tax Provision	(3,301)	(333)	(4,906)	(7,959)
Net Income	102,173	77,139	225,547	194,148
Less: Net Income Attributable to the Noncontrolling Interests	(2,810)	(2,127)	(6,414)	(8,533)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$99,363	$75,012	$219,133	$185,615
Net Income Allocable to Participating Securities	(76)	(74)	(162)	(174)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$99,287	$74,938	$218,971	$185,441
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.75	$0.57	$1.65	$1.40
Weighted Average Shares Outstanding - Basic	132,370	132,264	132,366	132,241
Weighted Average Shares Outstanding - Diluted	132,421	132,339	132,409	132,325
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Income	$102,173	$77,139	$225,547	$194,148
Mark-to-Market (Loss) Gain on Derivative Instruments	(22,731)	7,536	(13,251)	12,352
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	79,545	84,778	212,604	206,808
Comprehensive Income Attributable to Noncontrolling Interests	(2,205)	(2,319)	(6,068)	(8,851)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$77,340	$82,459	$206,536	$197,957
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2024:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	68,452	—	2,046	70,498
Other Comprehensive Income	—	—	—	10,146	277	10,423
Stock Based Compensation Activity	—	(323)	(6)	—	8,003	7,674
Common Stock Dividends and Unit Distributions ($0.37 Per Share/Unit)	—	—	(49,049)	—	(1,260)	(50,309)
Conversion of Limited Partner Units to Common Stock	—	7	—	—	(7)	—
Retirement of Limited Partner Units	—	—	—	—	(25)	(25)
Distributions to Noncontrolling Interests	—	—	—	—	(98)	(98)
Reallocation - Additional Paid-in Capital	—	3,007	—	—	(3,007)	—
Reallocation - Other Comprehensive Income	—	—	—	(44)	44	—
Balance as of March 31, 2024	$1,323	$2,414,364	$147,104	$32,374	$78,103	$2,673,268
Net Income	—	—	51,318	—	1,558	52,876
Other Comprehensive Loss	—	—	—	(720)	(18)	(738)
Stock Based Compensation Activity	—	1,131	—	—	2,735	3,866
Common Stock Dividends and Unit Distributions ($0.37 Per Share/Unit)	—	—	(49,009)	—	(1,039)	(50,048)
Distributions to Noncontrolling Interests	—	—	—	—	(45)	(45)
Reallocation - Additional Paid-in Capital	—	2,737	—	—	(2,737)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2024	$1,323	$2,418,232	$149,413	$31,653	$78,558	$2,679,179
Net Income	—	—	99,363	—	2,810	102,173
Other Comprehensive Loss	—	—	—	(22,023)	(605)	(22,628)
Stock Based Compensation Activity	—	906	—	—	2,641	3,547
Common Stock Dividends and Unit Distributions ($0.37 Per Share/Unit)	—	—	(49,063)	—	(1,339)	(50,402)
Conversion of Limited Partner Units to Common Stock	—	55	—	—	(55)	—
Retirement of Limited Partner Units	—	—	—	—	(79)	(79)
Reallocation - Additional Paid-in Capital	—	2,545	—	—	(2,545)	—
Reallocation - Other Comprehensive Income	—	—	—	3	(3)	—
Balance as of September 30, 2024	$1,323	$2,421,738	$199,713	$9,633	$79,383	$2,711,790

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2023:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	55,967	—	4,808	60,775
Other Comprehensive Loss	—	—	—	(12,592)	(326)	(12,918)
Stock Based Compensation Activity	1	(412)	(710)	—	5,748	4,627
Common Stock Dividends and Unit Distributions ($0.32 Per Share/Unit)	—	—	(42,401)	—	(1,059)	(43,460)
Conversion of Limited Partner Units to Common Stock	—	513	—	—	(513)	—
Distributions to Noncontrolling Interests	—	—	—	—	(11,358)	(11,358)
Reallocation - Additional Paid-in Capital	—	(1,166)	—	—	1,166	—
Reallocation - Other Comprehensive Income	—	—	—	(88)	88	—
Balance as of March 31, 2023	$1,322	$2,400,269	$35,987	$20,732	$69,655	$2,527,965
Net Income	—	—	54,636	—	1,598	56,234
Other Comprehensive Income	—	—	—	17,487	452	17,939
Stock Based Compensation Activity	1	1,288	(2)	—	1,931	3,218
Common Stock Dividends and Unit Distributions ($0.32 Per Share/Unit)	—	—	(42,404)	—	(1,049)	(43,453)
Conversion of Limited Partner Units to Common Stock	—	151	—	—	(151)	—
Distributions to Noncontrolling Interest	—	—	—	—	(64)	(64)
Reallocation - Additional Paid-in Capital	—	1,689	—	—	(1,689)	—
Balance as of June 30, 2023	$1,323	$2,403,397	$48,217	$38,219	$70,683	$2,561,839
Net Income	—	—	75,012	—	2,127	77,139
Other Comprehensive Income	—	—	—	7,447	192	7,639
Stock Based Compensation Activity	—	1,277	—	—	2,160	3,437
Common Stock Dividends and Unit Distributions ($0.32 Per Share/Unit)	—	—	(42,373)	—	(877)	(43,250)
Conversion of Limited Partner Units to Common Stock	—	396	—	—	(396)	—
Distributions to Noncontrolling Interest	—	—	—	—	(101)	(101)
Reallocation - Additional Paid-in Capital	—	2,278	—	—	(2,278)	—
Reallocation - Other Comprehensive Income	—	—	—	8	(8)	—
Balance as of September 30, 2023	$1,323	$2,407,348	$80,856	$45,674	$71,502	$2,606,703
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$225,547	$194,148
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	104,077	96,808
Amortization of Debt Issuance Costs	2,735	2,714
Other Amortization, Including Equity Based Compensation	27,404	25,136
Equity in Income of Joint Venture	(3,161)	(30,598)
Distributions from the Joint Venture	2,236	6,584
Gain on Sale of Real Estate	(93,801)	(47,421)
Straight-line Rental Income and Expense, Net	(12,151)	(15,891)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,013)	(3,835)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	27,835	12,799
Net Cash Provided by Operating Activities	275,708	240,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(44,384)	(93,504)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(159,040)	(280,536)
Net Proceeds from Sales of Investments in Real Estate	135,544	58,440
Contributions to and Investments in Joint Venture	(3,942)	(10,060)
Other Investing Activity	4,317	2,780
Net Cash Used in Investing Activities	(67,505)	(322,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	—	(9)
Income Taxes Paid on Vested Equity Compensation	(2,070)	(2,510)
Common Stock Dividends and Unit Distributions Paid	(143,395)	(126,148)
Repayments on Mortgage Loan Payable	(250)	(240)
Proceeds from Unsecured Credit Facility	236,000	278,000
Repayments on Unsecured Credit Facility	(287,000)	(146,000)
Distributions to Noncontrolling Interests	(143)	(11,523)
Net Cash Used in Financing Activities	(196,858)	(8,430)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	11,345	(90,866)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Period	$55,189	$54,252

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$6,327	$11,013
Cash Paid for Operating Lease Liabilities	$2,608	$2,501
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$354	$661
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$50,970	$44,329
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(62)	$(1,060)
Common Stock	—	—
Additional Paid-in Capital	62	1,060
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$688	$351
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,310	$66,855
Improvements Funded by Tenant	$—	$3,366
Write-off of Fully Depreciated Assets	$(26,543)	$(21,557)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,761,864	$1,756,971
Buildings and Improvements	3,887,377	3,711,718
Construction in Progress	118,597	245,391
Less: Accumulated Depreciation	(1,062,272)	(1,009,335)
Net Investment in Real Estate (including $296,549 and $302,869 related to consolidated variable interest entities, see Note 5)	4,705,566	4,704,745
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,020 and $—	4,426	—
Operating Lease Right-of-Use Assets	19,896	24,211
Cash and Cash Equivalents	47,123	43,844
Restricted Cash	8,066	—
Tenant Accounts Receivable	5,526	10,993
Investment in Joint Venture	49,104	44,663
Deferred Rent Receivable	154,485	144,033
Prepaid Expenses and Other Assets, Net	215,574	212,559
Total Assets	$5,209,766	$5,185,048
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,728	$9,978
Senior Unsecured Notes, Net	995,004	994,463
Unsecured Term Loans, Net	922,073	920,863
Unsecured Credit Facility	248,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	142,875	143,429
Operating Lease Liabilities	17,652	21,992
Rents Received in Advance and Security Deposits	102,428	106,734
Distributions Payable	50,970	44,201
Total Liabilities	2,488,730	2,540,660
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,348,500 and 132,289,039 units outstanding)	2,578,826	2,505,150
Limited Partners Units (3,641,548 and 3,378,165 units outstanding)	124,596	109,003
Accumulated Other Comprehensive Income	9,899	22,842
Total First Industrial L.P.'s Partners' Capital	2,713,321	2,636,995
Noncontrolling Interests	7,715	7,393
Total Partners' Capital	2,721,036	2,644,388
Total Liabilities and Partners' Capital	$5,209,766	$5,185,048
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Lease Revenue	$165,909	$152,517	$487,719	$448,073
Joint Venture Fees	413	822	1,686	3,738
Other Revenue	1,323	1,766	4,648	4,940
Total Revenues	167,645	155,105	494,053	456,751
Expenses:
Property Expenses	44,884	42,559	134,949	124,498
General and Administrative	9,230	8,456	30,632	27,330
Joint Venture Development Services Expense	208	559	1,005	2,690
Depreciation and Other Amortization	43,515	41,146	128,382	121,508
Total Expenses	97,837	92,720	294,968	276,026
Other Income (Expense):
Gain on Sale of Real Estate	56,814	34,368	93,801	47,421
Interest Expense	(20,836)	(19,906)	(62,859)	(53,923)
Amortization of Debt Issuance Costs	(911)	(905)	(2,735)	(2,714)
Total Other Income (Expense)	35,067	13,557	28,207	(9,216)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	104,875	75,942	227,292	171,509
Equity in Income of Joint Venture	599	1,530	3,161	30,598
Income Tax Provision	(3,301)	(333)	(4,906)	(7,959)
Net Income	102,173	77,139	225,547	194,148
Less: Net Income Attributable to the Noncontrolling Interests	(108)	(222)	(502)	(3,814)
Net Income Available to Unitholders and Participating Securities	$102,065	$76,917	$225,045	$190,334
Net Income Allocable to Participating Securities	(201)	(199)	(439)	(478)
Net Income Available to Unitholders	$101,864	$76,718	$224,606	$189,856
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.75	$0.57	$1.66	$1.41
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.75	$0.57	$1.66	$1.40
Weighted Average Units Outstanding - Basic	135,099	134,704	135,088	134,697
Weighted Average Units Outstanding - Diluted	135,474	135,166	135,391	135,214
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Income	$102,173	$77,139	$225,547	$194,148
Mark-to-Market (Loss) Gain on Derivative Instruments	(22,731)	7,536	(13,251)	12,352
Amortization of Derivative Instruments	103	103	308	308
Comprehensive Income	79,545	84,778	212,604	206,808
Comprehensive Income Attributable to Noncontrolling Interests	(108)	(222)	(502)	(3,814)
Comprehensive Income Attributable to Unitholders	$79,437	$84,556	$212,102	$202,994
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2024:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	68,404	1,871	—	223	70,498
Other Comprehensive Income	—	—	10,423	—	10,423
Stock Based Compensation Activity	(329)	8,003	—	—	7,674
Unit Distributions ($0.37 Per Unit)	(49,049)	(1,260)	—	—	(50,309)
Conversion of Limited Partner Units to General Partner Units	7	(7)	—	—	—
Retirement of Limited Partner Units	—	(25)	—	—	(25)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(113)	(113)
Balance as of March 31, 2024	$2,524,183	$117,585	$33,265	$7,508	$2,682,541
Net Income	51,291	1,414	—	171	52,876
Other Comprehensive Loss	—	—	(738)	—	(738)
Stock Based Compensation Activity	1,131	2,735	—	—	3,866
Unit Distributions ($0.37 Per Unit)	(49,009)	(1,039)	—	—	(50,048)
Contributions from Noncontrolling Interests	—	—	—	9	9
Distributions to Noncontrolling Interests	—	—	—	(68)	(68)
Balance as of June 30, 2024	$2,527,596	$120,695	$32,527	$7,620	$2,688,438
Net Income	99,332	2,733	—	108	102,173
Other Comprehensive Loss	—	—	(22,628)	—	(22,628)
Stock Based Compensation Activity	906	2,641	—	—	3,547
Unit Distributions ($0.37 Per Unit)	(49,063)	(1,339)	—	—	(50,402)
Conversion of Limited Partner Units to General Partner Units	55	(55)	—	—	—
Retirement of Limited Partner Units	—	(79)	—	—	(79)
Contributions from Noncontrolling Interests	—	—	—	17	17
Distributions to Noncontrolling Interests	—	—	—	(30)	(30)
Balance as of September 30, 2024	$2,578,826	$124,596	$9,899	$7,715	$2,721,036

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2023:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	55,947	1,447	—	3,381	60,775
Other Comprehensive Loss	—	—	(12,918)	—	(12,918)
Stock Based Compensation Activity	(1,121)	5,748	—	—	4,627
Unit Distributions ($0.32 Per Unit)	(42,401)	(1,059)	—	—	(43,460)
Conversion of Limited Partner Units to General Partner Units	513	(513)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	1	1
Distributions to Noncontrolling Interests	—	—	—	(11,359)	(11,359)
Balance as of March 31, 2023	$2,408,539	$100,638	$21,268	$6,801	$2,537,246
Net Income	54,613	1,410	—	211	56,234
Other Comprehensive Income	—	—	17,939	—	17,939
Stock Based Compensation Activity	1,287	1,931	—	—	3,218
Unit Distributions ($0.32 Per Unit)	(42,404)	(1,049)	—	—	(43,453)
Conversion of Limited Partner Units to General Partner Units	151	(151)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	2	2
Distributions to Noncontrolling Interests	—	—	—	(69)	(69)
Balance as of June 30, 2023	$2,422,186	$102,779	$39,207	$6,945	$2,571,117
Net Income	74,986	1,931	—	222	77,139
Other Comprehensive Income	—	—	7,639	—	7,639
Stock Based Compensation Activity	1,277	2,160	—	—	3,437
Unit Distributions ($0.32 Per Unit)	(42,373)	(877)	—	—	(43,250)
Conversion of Limited Partner Units to General Partner Units	396	(396)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	24	24
Distributions to Noncontrolling Interests	—	—	—	(106)	(106)
Balance as of September 30, 2023	$2,456,472	$105,597	$46,846	$7,085	$2,616,000
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$225,547	$194,148
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	104,077	96,808
Amortization of Debt Issuance Costs	2,735	2,714
Other Amortization, Including Equity Based Compensation	27,404	25,136
Equity in Income of Joint Venture	(3,161)	(30,598)
Distributions from the Joint Venture	2,236	6,584
Gain on Sale of Real Estate	(93,801)	(47,421)
Straight-line Rental Income and Expense, Net	(12,151)	(15,891)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,976)	(3,851)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	27,835	12,799
Net Cash Provided by Operating Activities	275,745	240,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(44,384)	(93,504)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(159,040)	(280,536)
Net Proceeds from Sales of Investments in Real Estate	135,544	58,440
Contributions to and Investments in the Joint Venture	(3,942)	(10,060)
Other Investing Activity	4,317	2,780
Net Cash Used in Investing Activities	(67,505)	(322,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	—	(9)
Income Taxes Paid on Vested Equity Compensation	(2,070)	(2,510)
Unit Distributions Paid	(143,395)	(126,148)
Contributions from Noncontrolling Interests	31	27
Distributions to Noncontrolling Interests	(211)	(11,534)
Repayments on Mortgage Loan Payable	(250)	(240)
Proceeds from Unsecured Credit Facility	236,000	278,000
Repayments on Unsecured Credit Facility	(287,000)	(146,000)
Net Cash Used in Financing Activities	(196,895)	(8,414)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	11,345	(90,866)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Period	$55,189	$54,252

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$6,327	$11,013
Cash Paid for Operating Lease Liabilities	$2,608	$2,501
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$354	$661
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$50,970	$44,329
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(62)	$(1,060)
General Partner Units	62	1,060
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$688	$351
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$34,310	$66,855
Improvements Funded by Tenant	$—	$3,366
Write-off of Fully Depreciated Assets	$(26,543)	$(21,557)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% ownership interest ("General Partner Units") at September 30, 2024. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.7% at September 30, 2024 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of September 30, 2024, we owned 421 industrial properties located in 19 states, containing an aggregate of approximately 67.7 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2024 and December 31, 2023, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2024 and 2023. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2024 and December 31, 2023, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2024 and 2023, and our cash flows for each of the nine months ended September 30, 2024 and 2023. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2024, we acquired five industrial properties totaling approximately 0.3 million square feet of GLA. We accounted for the properties as asset acquisitions and capitalized transaction costs to the basis of the acquired assets. The following table summarizes the allocation of the aggregate purchase price, excluding transaction costs, to each major asset class for the industrial properties acquired during the nine months ended September 30, 2024:

Land	$16,475
Building and Improvements	24,635
In-Place Leases	3,209
Above Market Leases	333
Below Market Leases	(818)
Other Assets	931
Total Purchase Price	$44,765
Sales
During the nine months ended September 30, 2024, we sold 17 industrial properties totaling approximately 1.0 million square feet of GLA. Gross proceeds from the sales were $138,257 and the gain on sale of real estate attributable to these sales was $93,801.
Real Estate Held for Sale
As of September 30, 2024, we had three industrial properties held for sale totaling approximately 0.2 million square feet of GLA.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2024	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2024	December 31, 2023
Mortgage Loan Payable	$9,728	$9,978	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(3,526)	(4,062)
Unamortized Discounts	(41)	(46)
Senior Unsecured Notes, Net	$995,004	$994,463
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.85%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.88%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(2,927)	(4,137)
Unsecured Term Loans, Net	$922,073	$920,863
Unsecured Credit Facility (C)	$248,000	$299,000	5.71%	N/A	7/7/2025
_______________
(A) The interest rate at September 30, 2024 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $1,043 and $2,036 as of September 30, 2024 and December 31, 2023, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of September 30, 2024, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $30,442. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of September 30, 2024.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2024	$84
2025	548,349
2026	200,364
2027	556,449
2028	190,453
Thereafter	685,600
Total	$2,181,299
Our Unsecured Credit Facility, our Unsecured Term Loans, our senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2024; however, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2024 and December 31, 2023, the fair value of our indebtedness was as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,728	$9,545	$9,978	$9,666
Senior Unsecured Notes, Net	998,530	933,230	998,525	902,042
Unsecured Term Loans	925,000	925,000	925,000	925,000
Unsecured Credit Facility	248,000	248,000	299,000	299,000
Total	$2,181,258	$2,115,775	$2,232,503	$2,135,708
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our Consolidated Balance Sheets, net of intercompany amounts:

	September 30, 2024	December 31, 2023
ASSETS
Assets:
Net Investment in Real Estate	$296,549	$302,869
Operating Lease Right-of-Use Assets	12,842	12,910
Cash and Cash Equivalents	2,499	2,221
Deferred Rent Receivable	16,047	15,601
Prepaid Expenses and Other Assets, Net	15,764	12,945
Total Assets	$343,701	$346,546
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$10,410	$9,698
Operating Lease Liabilities	10,194	10,219
Rents Received in Advance and Security Deposits	7,633	8,368
Partners' Capital	315,464	318,261
Total Liabilities and Partners' Capital	$343,701	$346,546
Joint Venture
The Joint Venture was formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area. We hold our Joint Venture interest through a consolidated partnership (the "Joint Venture Partnership") in which we hold an 88% interest and in which a third-party partner holds the remaining 12% interest. As we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership, we consolidate the Joint Venture Partnership and reflect our partner's share as Noncontrolling Interest (see Note 6). The Joint Venture Partnership holds a 49% interest in the unconsolidated Joint Venture, which we account for under the equity method of accounting. Excluding the minority interest holder's share, we own a 43% interest in the Joint Venture. The Joint Venture Partnership is held through a wholly-owned TRS of the Operating Partnership.
Under the operating agreement for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, the Joint Venture's operating agreement provides us the ability to earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the nine months ended September 30, 2024 and 2023, we earned fees of $2,113 and $4,693, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture, of which we deferred recognition of $427 and $955, respectively, due to our economic interest in the Joint Venture. During the nine months ended September 30, 2024 and 2023, we incurred fees of $1,005 and $2,690, respectively, related to third-party development, property management and leasing services associated with the Joint Venture. At September 30, 2024 and December 31, 2023, we had a receivable from the Joint Venture of $190 and $138, respectively.

Net income of the Joint Venture for the nine months ended September 30, 2024 and 2023 was $4,581 and $44,334, respectively. Included in net income during the nine months ended September 30, 2024 was gain on sale of real estate of $495. The gain on sale of real estate recognized by the Joint Venture during the nine months ended September 30, 2024 relates to gain that was deferred on land sales during the years ended December 31, 2023 and 2022. The gain on sale was deferred because the Joint Venture was required to complete infrastructure work for the purchasers of the land. The deferred gain is being recognized under the percentage of completion method. Our economic share of the Joint Venture's gain on sale was $243. Included in net income of the Joint Venture during the nine months ended September 30, 2023 is gain on sale of real estate of $40,283 related to the sale of approximately 31 acres of land for which our economic share was $19,739. For the nine months ended September 30, 2024 and 2023, we earned incentive fees of $916 and $8,903, respectively, from the Joint Venture, which is reflected in the Equity In Income of Joint Venture line item in the Consolidated Statements of Operations.
During the nine months ended September 30, 2024, the Joint Venture substantially completed development of three buildings totaling an aggregate 1.8 million square feet of GLA (the "Project"). During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third-party lender (the "Joint Venture Loan"). As of September 30, 2024 and December 31, 2023, the balance of the Joint Venture Loan is $125,807 and $95,711, respectively, excluding $384 and $730, respectively, of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $224,020 and the Joint Venture is using a third-party general contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third-party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's income was $77 and $196 for the three months ended September 30, 2024 and 2023, respectively, and $397 and $3,746 for the nine months ended September 30, 2024 and 2023, respectively, and was reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $6,698 and $6,444 at September 30, 2024 and December 31, 2023, respectively.
ATM Program
On February 24, 2023, we entered into distribution agreements with a three-year term with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the nine months ended September 30, 2024, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component for the Company and the Operating Partnership for the nine months ended September 30, 2024:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2023	$22,842	$22,842	$(570)	$22,272
Other Comprehensive Income Before Reclassifications	5,196	5,196	304	5,500
Amounts Reclassified from Accumulated Other Comprehensive Income	(18,139)	(18,139)	—	(18,139)
Net Current Period Other Comprehensive Loss	(12,943)	(12,943)	304	(12,639)
Balance as of September 30, 2024	$9,899	$9,899	$(266)	$9,633
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$103	$103	$308	$308	Interest Expense
Net Settlement Receipts from our Counterparties	(6,162)	(6,003)	(18,447)	(15,376)	Interest Expense
Total	$(6,059)	$(5,900)	$(18,139)	$(15,068)
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$99,287	$74,938	$218,971	$185,441
Denominator (In Thousands):
Weighted Average Shares - Basic	132,370	132,264	132,366	132,241
Effect of Dilutive Securities:
Performance Units (See Note 9)	51	75	43	84
Weighted Average Shares - Diluted	132,421	132,339	132,409	132,325
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.75	$0.57	$1.65	$1.40
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Numerator:
Net Income Available to Unitholders	$101,864	$76,718	$224,606	$189,856
Denominator (In Thousands):
Weighted Average Units - Basic	135,099	134,704	135,088	134,697
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	375	462	303	517
Weighted Average Units - Diluted	135,474	135,166	135,391	135,214
Basic EPU:
Net Income Available to Unitholders	$0.75	$0.57	$1.66	$1.41
Diluted EPU:
Net Income Available to Unitholders	$0.75	$0.57	$1.66	$1.40
At September 30, 2024 and 2023, participating securities for the Company included 93,952 and 129,019, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At September 30, 2024 and 2023, participating securities for the Operating Partnership included 261,246 and 351,796, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the nine months ended September 30, 2024, 46,947 performance units ("Performance Units") and 263,159 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $9,281 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock.
Service Based Awards
For the nine months ended September 30, 2024, 61,168 shares of restricted stock units ("Service Units") and 102,548 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $8,408 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, during the nine months ended September 30, 2024, we expensed 100% of the awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements during the normal vesting periods, the grants are amortized over the shorter service period. Additionally, our Chief Executive Officer's employment agreement contains a retirement provision, which provides for all of his outstanding Performance Awards and Service Awards to be non-forfeitable effective December 31, 2024. As such, his Performance Awards and Service Awards granted during the nine months ended September 30, 2024 are amortized over one year versus three years.
Outstanding Performance Awards and Service Awards
We recognized $3,581 and $3,437 for the three months ended September 30, 2024 and 2023, respectively, and $16,563 and $12,846 for the nine months ended September 30, 2024 and 2023, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $235 and $456 for the three months ended September 30, 2024 and 2023, respectively, and $2,328 and $2,592 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, we had $11,066 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 0.79 years.

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
We have interest rate swaps to manage our exposure to changes in SOFR related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fixed the SOFR rate component at 0.90% at September 30, 2024 and mature on February 2, 2026 (the "2021 Swaps").
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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of September 30, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements:
Description	Fair Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$7,207	—	$7,207	—
2022 Swaps	$7,107	—	$7,107	—
Liabilities:
2022 II Swaps	$(2,539)	—	$(2,539)	—

	Fair Value at December 31, 2023
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$12,517	—	$12,517	—
2022 Swaps	$13,285	—	$13,285	—
Liabilities:
2022 II Swaps	$(776)	—	$(776)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the nine months ended September 30, 2024. See Note 7 for more information regarding our derivatives.

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
11. Related Party Transactions
At September 30, 2024 and December 31, 2023, the Operating Partnership had receivable balances of $9,242 and $9,288, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At September 30, 2024, we had five development projects totaling approximately 1.3 million square feet of GLA under construction. The estimated total investment as of September 30, 2024 is approximately $183,400. Of this amount, approximately $129,200 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
13. Subsequent Events
Subsequent to September 30, 2024, we sold three industrial properties for an aggregate sales price of $19,000, excluding transaction costs.

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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of September 30, 2024, we owned 421 industrial properties located in 19 states, containing an aggregate of approximately 67.7 million square feet of gross leasable area ("GLA"). Of the 421 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% ownership interest ("General Partner Units") at September 30, 2024. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.7% at September 30, 2024 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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

Summary of the Nine Months Ended September 30, 2024
Our operating results were strong during the nine months ended September 30, 2024. In-service occupancy at quarter end was 95.0%, and for new and renewal leases that commenced during the nine months ended September 30, 2024, we achieved a 52.9% increase in cash rental rates (66.8% in the third quarter). As of September 30, 2024, we had five projects under development, totaling 1.3 million square feet of GLA, with an aggregate estimated investment of approximately $183.4 million.
During the nine months ended September 30, 2024, we completed the following significant real estate activities:
•We executed nine leases at development properties with the following characteristics:

Metropolitan Area	Number of Properties	GLA Leased	% of Building Leased as of 9/30/24
Chicago	1	119,840	73%
Denver	1	60,807	50%
Houston	1	212,280	50%
Nashville	1	500,240	100%
Northern California	1	1,015,791	100%
Philadelphia	1	358,848	100%
Seattle	1	64,341	100%
South Florida	1	46,257	34%
Southern California	1	460,805	100%
Total	9	2,839,209
Additionally, we fully leased an industrial building totaling approximately 0.4 million square feet of GLA in our Joint Venture to two tenants.
•We acquired five industrial properties totaling approximately 0.3 million square feet of GLA located in our Houston and Southern California markets for an aggregate purchase price of $44.8 million, excluding transaction costs.
•We commenced speculative development of four industrial buildings totaling approximately 1.2 million square feet of GLA in our Houston, Nashville and South Florida markets.
•We sold 17 industrial properties totaling approximately 1.0 million square feet of GLA for gross proceeds of $138.3 million.
Our significant financing activities during the nine months ended September 30, 2024 were:
•We declared first, second and third quarter cash dividends of $0.37 per common share or Unit per quarter, an increase of 15.6% from the 2023 quarterly rate.
•At September 30, 2024, we had $501.5 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents and restricted cash of $54.6 million, after excluding our Joint Venture partner's 6% share that we consolidate and report in our financial statements. Assuming the exercise of extension options in two of our bank loans, our next debt maturity is in 2026.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2024 and 2023. Same store properties are properties owned prior to January 1, 2023 and held as an in-service property through September 30, 2024 and developments and redevelopments that were placed in service prior to January 1, 2023. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2022 and held as an operating property through September 30, 2024. Sold properties are properties that were sold subsequent to December 31, 2022. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2023; or b) stabilized prior to January 1, 2023. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
Our net income was $225.5 million and $194.1 million for the nine months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024 and 2023, the average daily occupancy rate of our same store properties was 96.8% and 97.9%, respectively.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$442,611	$423,933	$18,678	4.4%
Acquired Properties	3,514	785	2,729	347.6%
Sold Properties	6,203	14,070	(7,867)	(55.9)%
(Re)Developments	28,506	6,182	22,324	361.1%
Other	13,219	11,781	1,438	12.2%
Total Revenues	$494,053	$456,751	$37,302	8.2%
Revenues from same store properties increased $18.7 million primarily due to increases in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $2.7 million due to the nine industrial properties acquired subsequent to December 31, 2022 totaling approximately 0.4 million square feet of GLA. Revenues from sold properties decreased $7.9 million due to the 28 industrial properties sold subsequent to December 31, 2022 totaling approximately 2.0 million square feet of GLA. Revenues from (re)developments increased $22.3 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $1.4 million primarily due to revenues from income-producing land parcels for which our ultimate intent is to redevelop, develop or sell the applicable land parcel, offset by a decrease in joint venture fees and legal settlement proceeds.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$106,892	$102,082	$4,810	4.7%
Acquired Properties	715	99	616	622.2%
Sold Properties	1,333	3,487	(2,154)	(61.8)%
(Re)Developments	12,689	5,903	6,786	115.0%
Other	13,320	12,927	393	3.0%
Total Property Expenses	$134,949	$124,498	$10,451	8.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.8 million primarily due to an increase in real estate tax expense, snow removal costs and repair and maintenance expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2022. Property expenses from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2022. Property expenses from (re)developments increased $6.8 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $3.3 million, or 12.1%, primarily driven by higher equity compensation expense. This increase is due to the accelerated recognition of expense for certain tenured employees who are, or will soon become, retirement eligible prior to the standard vesting schedule. Additionally, the increase was influenced by a modest increase in overall compensation and a slight decrease in the amount of compensation capitalized to development activities.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $1.7 million, or 62.6%. This decline is attributed to a reduction in development activities by our Joint Venture during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$109,644	$110,466	$(822)	(0.7)%
Acquired Properties	1,232	283	949	335.3%
Sold Properties	966	2,650	(1,684)	(63.5)%
(Re)Developments	14,925	6,112	8,813	144.2%
Corporate Furniture, Fixtures and Equipment and Other	1,615	1,997	(382)	(19.1)%
Total Depreciation and Other Amortization	$128,382	$121,508	$6,874	5.7%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2022. Depreciation and other amortization from sold properties decreased $1.7 million due to properties sold subsequent to December 31, 2022. Depreciation and other amortization from (re)developments increased $8.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other decreased $0.4 million as certain improvements on land parcels, for which our ultimate intent is to redevelop or develop, became fully depreciated.
For the nine months ended September 30, 2024, we recognized $93.8 million of gain on sale of real estate related to the sale of 17 industrial properties totaling approximately 1.0 million square feet of GLA. For the nine months ended September 30, 2023, we recognized $47.4 million of gain on sale of real estate related to the sale of four industrial properties totaling approximately 0.2 million square feet of GLA and two land parcels.
Interest expense increased by $8.9 million, or 16.6%, primarily due to a $4.7 million reduction in capitalized interest during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Additionally, the increase in interest expense was influenced by a higher weighted average debt balance of $2,231.5 million for the nine months ended September 30, 2024, up from $2,155.3 million for the nine months ended September 30, 2023, as well as an increase in the weighted average interest rate to 4.14% for the nine months ended September 30, 2024, compared to 4.03% for the nine months ended September 30, 2023.
Amortization of debt issuance costs remained relatively unchanged.
Equity in income of joint venture for the nine months ended September 30, 2024 was $3.2 million, representing our pro-rata share of the net income generated by the Joint Venture. This income is derived from rental operations and expenses related to three industrial properties, totaling 1.8 million square feet of GLA, that were completed by the joint venture during this period. In comparison, equity in income of joint venture for the nine months ended September 30, 2023 was $30.6 million. This higher amount included our pro-rata share of gain from the sale of real estate by the Joint Venture and related incentive fees. Both periods include the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax provision decreased $3.1 million, or 38.4%, primarily due to a reduction in our pro-rata share of taxable gain and incentive fees from the Joint Venture. This decrease was partially offset by an increase in income tax expense associated with gains from the sale of real estate.

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
Our net income was $102.2 million and $77.1 million for the three months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024 and 2023, the average daily occupancy rate of our same store properties was 96.6% and 97.2%, respectively.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$149,035	$142,764	$6,271	4.4%
Acquired Properties	1,474	332	1,142	344.0%
Sold Properties	13	4,557	(4,544)	(99.7)%
(Re)Developments	13,027	3,853	9,174	238.1%
Other	4,096	3,599	497	13.8%
Total Revenues	$167,645	$155,105	$12,540	8.1%
Revenues from same store properties increased $6.3 million primarily due to increases in rental rates offset by a slight decrease in occupancy. Revenues from acquired properties increased $1.1 million due to the nine industrial properties acquired subsequent to December 31, 2022 totaling approximately 0.4 million square feet of GLA. Revenues from sold properties decreased $4.5 million due to the 28 industrial properties sold subsequent to December 31, 2022 totaling approximately 2.0 million square feet of GLA. Revenues from (re)developments increased $9.2 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $0.5 million due to an increase in revenues from income-producing land parcels for which our ultimate intent is to redevelop, develop or sell the applicable land parcel, offset by a decrease in joint venture fees.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$35,394	$35,460	$(66)	(0.2)%
Acquired Properties	332	44	288	654.5%
Sold Properties	130	1,120	(990)	(88.4)%
(Re)Developments	4,871	2,473	2,398	97.0%
Other	4,157	3,462	695	20.1%
Total Property Expenses	$44,884	$42,559	$2,325	5.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2022. Property expenses from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2022. Property expenses from (re)developments increased $2.4 million primarily due to the substantial completion of developments. Property expenses from other increased $0.7 million primarily due to an increase in real estate tax expense related to land parcels and miscellaneous expenses.
General and administrative expense increased by $0.8 million, or 9.2%, due primarily to a modest increase in overall compensation and a slight decrease in the amount of compensation capitalized to development activities.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.4 million, or 62.8%. This decline is attributed to a reduction in development activities by our Joint Venture during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$36,258	$36,841	$(583)	(1.6)%
Acquired Properties	528	121	407	336.4%
Sold Properties	—	863	(863)	(100.0)%
(Re)Developments	6,282	2,592	3,690	142.4%
Corporate Furniture, Fixtures and Equipment and Other	447	729	(282)	(38.7)%
Total Depreciation and Other Amortization	$43,515	$41,146	$2,369	5.8%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2022. Depreciation and other amortization from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2022. Depreciation and other amortization from (re)developments increased $3.7 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either period.
For the three months ended September 30, 2024, we recognized $56.8 million of gain on sale of real estate related to the sale of seven industrial properties totaling approximately 0.4 million square feet of GLA. For the three months ended September 30, 2023, we recognized $34.4 million of gain on sale of real estate related to the sale of three industrial properties totaling approximately 0.03 million square feet of GLA and one land parcel.
Interest expense increased by $0.9 million, or 4.7%, primarily due to a $1.6 million reduction in capitalized interest during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was partially offset by a lower weighted average debt balance of $2,182.4 million for the three months ended September 30, 2024, compared to $2,233.0 million for the three months ended September 30, 2023 and a slight decrease in the weighted average interest rate, which fell to 4.08% for the three months ended September 30, 2024 from 4.10% for the three months ended September 30, 2023.
Amortization of debt issuance costs remained relatively unchanged.
Equity in income of joint venture decreased $0.9 million, or 60.8%, primarily due to an increase in our pro-rata share of depreciation, amortization and interest expense recognized by the Joint Venture following the substantial completion of three buildings totaling 1.8 million square feet of GLA during the nine months ended September 30, 2024. This decrease was partially offset by an increase in our pro-rata share of rental income from the Joint Venture. Both periods reflect the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax provision increased $3.0 million, or 891.3%, primarily due to an increase in income tax expense associated with gains on the sale of real estate.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2024. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	11	467	$8.42	41.1%	4.4	$5.19	N/A
Renewal Leases	26	2,160	$12.06	98.4%	7.9	$2.99	79.7%
Development / Acquisition Leases	3	880	$13.80	N/A	9.8	N/A	N/A
Total / Weighted Average	40	3,507	$12.01	88.3%	7.9	$3.38	79.7%

Nine Months Ended
New Leases	42	1,440	$10.47	52.9%	4.5	$6.21	N/A
Renewal Leases	102	5,475	$10.44	79.4%	6.6	$2.54	77.3%
Development / Acquisition Leases	9	2,639	$10.47	N/A	10.0	N/A	N/A
Total / Weighted Average	153	9,554	$10.46	73.2%	7.3	$3.31	77.3%
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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2024, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	9	449	$597
Renewal Leases	1	221	1,649
Development / Acquisition Leases	3	880	8,740
Total	13	1,550	$10,986

Nine Months Ended
New Leases	35	1,278	$4,079
Renewal Leases	11	465	2,008
Development / Acquisition Leases	9	2,639	16,233
Total	55	4,382	$22,320

Liquidity and Capital Resources
At September 30, 2024, our cash and cash equivalents and restricted cash was approximately $54.6 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $501.5 million available for additional borrowings under our Unsecured Credit Facility as of September 30, 2024.
We have considered our short-term liquidity needs through September 30, 2025, as well as the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet those needs. As of September 30, 2024, our Unsecured Credit Facility had an outstanding balance of $248.0 million, maturing on July 7, 2025, with two six-month extension options available. We are evaluating whether to extend the maturity by exercising the extension options or enter into a new facility. Additionally, we have a $300.0 million unsecured term loan maturing on August 12, 2025, with two one-year extension options. We are considering either extending the maturity by exercising the extension option or refinancing part or all of this term loan with new indebtedness. Apart from these payment obligations, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, renovations, expansions, other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet long-term (after September 30, 2025) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of October 18, 2024, we had approximately $483.5 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Positive, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by operating activities	$275,708	$240,444
Net cash used in investing activities	(67,505)	(322,880)
Net cash used in financing activities	(196,858)	(8,430)
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Net cash provided by operating activities	$275,745	$240,428
Net cash used in investing activities	(67,505)	(322,880)
Net cash used in financing activities	(196,895)	(8,414)
Changes in cash flow for the nine months ended September 30, 2024, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $35.3 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $31.5 million offset by a decrease in NOI due to the disposition of real estate of $5.7 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payment; offset by:
◦decrease in distributions from our Joint Venture of $4.3 million in 2024 as compared to 2023.
Investing Activities: Cash used in investing activities decreased $255.4 million, primarily due to the following:
•decrease of $170.6 million related to the acquisition, development and investment in real estate attributed to fewer acquisitions and reduced expenditures for developments under construction during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023;
•increase of $77.1 million in net proceeds received from the disposition of real estate in 2024 as compared to 2023; and
•decrease of $6.1 million in contributions to the Joint Venture in 2024 as compared to 2023.
Financing Activities: Cash used in financing activities increased $188.4 million ($188.5 million for the Operating Partnership), primarily due to the following:
•decrease in net borrowings under our Unsecured Credit Facility of $183.0 million in 2024 as compared to 2023; and
•increase in dividend and unit distributions of $17.2 million due to the Company increasing the dividend rate in 2024 as well as an increase in common shares and units outstanding; offset by:
◦decrease in distributions to noncontrolling interests of $11.4 million in 2024 as compared to 2023.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at September 30, 2024 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2024, $1,933.3 million, or 88.6%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $248.0 million, or 11.4%, was variable rate debt. At December 31, 2023, $1,933.5 million, or 86.6%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $299.0 million, or 13.4%, was variable rate debt. At September 30, 2024 and December 31, 2023, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage the negative effects that increases in interest rates would have on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2024 would have increased by approximately $1.2 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2024. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2024 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.6 million during the nine months ended September 30, 2024.
As of September 30, 2024, the estimated fair value of our debt was approximately $2,115.8 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$99,363	$75,012	$219,133	$185,615
Adjustments:
Depreciation and Other Amortization of Real Estate	43,332	40,940	127,827	120,843
Depreciation and Other Amortization of Real Estate in the Joint Venture	1,123	—	1,708	—
Gain on Sale of Real Estate	(56,814)	(34,368)	(93,801)	(47,421)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(88)	(142)	(342)	(27,804)
Income Tax Provision - Excluded from FFO	2,949	—	3,832	6,997
Noncontrolling Interest Share of Adjustments	131	(145)	(1,207)	1,926
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$89,996	$81,297	$257,150	$240,156

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$149,035	$142,764		$442,611	$423,933
Same Store Property Expenses	(35,394)	(35,460)		(106,892)	(102,082)
Same Store Net Operating Income Before Same Store Adjustments	$113,641	$107,304	5.9%	$335,719	$321,851	4.3%
Same Store Adjustments:
Straight-line Rent	2,436	(2,904)		(1,894)	(12,280)
Above / Below Market Rent Amortization	(616)	(1,171)		(2,118)	(2,576)
Lease Termination Fees	—	(41)		(177)	(275)
Same Store Net Operating Income	$115,461	$103,188	11.9%	$331,530	$306,720	8.1%
Subsequent Events

Subsequent to September 30, 2024, we sold three industrial properties for an aggregate sales price of $19.0 million, excluding transaction costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: October 18, 2024

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: October 18, 2024