Form 10-K
period 2024-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2025-02-14
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $6,261.2 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2024.
At February 13, 2025, 132,393,216 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2024 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2024, the Company owned an approximate 97.3% common general partnership interest in the Operating Partnership. The remaining approximate 2.7% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
•Relationship to Other Real Estate Partnerships. The Company's operations are primarily conducted through the Operating Partnership and its subsidiaries. Additionally, several other limited partnerships, referred to as the "Other Real Estate Partnerships," also contribute to operations. In each of these partnerships, the Operating Partnership is a limited partner, holding at least a 99% interest, while the Company acts as general partner, holding at least .01% interest, held through several separate wholly-owned corporations. The Other Real Estate Partnerships are variable interest entities consolidated by both the Company and the Operating Partnership. The Company's direct general partnership interests in the Other Real Estate Partnerships are reflected as noncontrolling interests within the Operating Partnership's financial statements.
•Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various entities owned by the Company. Since the Operating Partnership does not hold an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not in those of the Operating Partnership. Also, this entity has outstanding obligations to the Operating Partnership, which are recorded as a receivable on the Operating Partnership's balance sheet but is eliminated on the Company's Consolidated Balance Sheet, since both this entity and the Operating Partnership are fully consolidated by the Company.
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
This report also includes separate Part II, Item 9A, Controls and Procedures sections and separate Exhibit 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

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
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2024, our in-service portfolio consisted of 412 industrial properties, located in 19 states, containing an aggregate of approximately 66.7 million square feet of gross leasable area ("GLA").
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% ownership interest ("General Partner Units") at December 31, 2024. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 2.7% at December 31, 2024, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners by increasing our cash flow and property values. Our long-term business growth plans include the following elements:
•Internal Growth. We seek to grow internally by: (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) obtaining contractual rent escalations on our long-term leases; (iii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iv) controlling and minimizing property operating expenses, general and administrative expenses and releasing costs; and (v) renovating existing properties.
•External Growth. We seek to grow externally through: (i) the development of best-in-class industrial properties and the acquisition of individual and portfolios of industrial properties, which meet our investment parameters within our 15 key logistics markets, with a primary emphasis on coastal markets; and (ii) the expansion of our existing properties.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio by making new investments and selling assets that lack strong long-term cash flow growth potential. Our focus is on 15 key logistics markets, with a primary emphasis on coastal markets, which exhibit desirable long-term growth characteristics and where developable land is relatively scarce.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2024" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•Market Strategy. Our market strategy is to concentrate on 15 key logistics markets in the United States, with a primary emphasis on coastal markets. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable and diversified economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; (v) sufficient size to provide ample opportunity for growth through incremental investments and support asset liquidity; and (vi) favorable governmental, regulatory and tax environment.
•Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy that includes broadly marketing available space, seeking to renew existing leases at higher rents while minimizing re-leasing costs and seeking leases which provide for the pass-through of property-related expenses to the tenant. Additionally, we have both local and national marketing programs that target the business and real estate brokerage communities, as well as multi-national tenants.
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
•Disposition Strategy. We continually evaluate local market conditions and property-related factors across all of our markets to identify assets suitable for disposition. Our focus is on selling properties with lower rent growth potential or that lack optimal functionality. The capital from these sales is generally reinvested into new assets identified, consistent with our investment strategy discussed above or otherwise used in a manner consistent with our business strategy.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $750.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also evaluate joint venture arrangements as another source of capital to finance acquisitions and developments as well as manage investment exposure and allocation. As of February 13, 2025, we had approximately $480.5 million available for additional borrowings under the Unsecured Credit Facility.

Competition
In connection with the acquisition of industrial properties and land for development, we compete with other public industrial property sector REITs, income-oriented non-traded REITs, private real estate funds and other real estate investors and developers, some of which have greater financial resources or other competitive advantages. Such competition may increase acquisition prices or cause us to forgo an investment in a property that would otherwise meet our investment criteria. Additionally, we face significant competition in leasing available properties to prospective tenants and in renewing leases to existing tenants. As a result, we may need to offer rent concessions, incur tenant improvement expenses or provide other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations.
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
Corporate Responsibility and Governance
We are focused on building and maintaining a socially responsible and sustainable business that delivers long-term value to our stockholders. We foster a culture of sustainability throughout our operations aligned with our long-term objectives, which includes consideration of ways to minimize environmental impact, both ours and that of our tenants. We have an established committee (the "Corporate Responsibility Committee") composed of team members from diverse functions within the Company. The Corporate Responsibility Committee advises senior management, the Audit Committee and the Board of Directors on key matters related to sustainability, social responsibility and other non-financial issues that are significant to us and our stockholders.
Given that we primarily operate under net lease arrangements where tenants are ultimately responsible for maintaining the leased properties, one of our primary corporate responsibility priorities is to engage with and encourage our tenants to implement environmentally sustainable practices, such as the use of energy and water efficient fixtures and recycling programs. Additionally, when acquiring new properties or enhancing existing facilities, we place a strong emphasis on environmental sustainability. Many of our recent development projects have achieved LEED certification, and we are actively pursuing LEED certification for all upcoming development projects through a LEED volume program. We extend the same commitment to environmental excellence to our own offices, promoting sustainable practices and energy efficiency that can both reduce environmental impact and achieve lower operating costs. Our headquarters office in Chicago is an energy-efficient LEED-certified building.
Social responsibility is integral to our business strategy. We strive to develop and maintain strong relationships with our customers, business partners, investors, and the communities in which we operate and invest.
Our corporate governance efforts are led by our Board of Directors, who are elected by our stockholders to oversee the long-term financial strength and overall success of the Company, exercising its members' business judgment using their collective experience, knowledge and skills. Directors fulfill their responsibilities as members of the Board of Directors consistent with their fiduciary duty to our stockholders, in compliance with all applicable laws and regulations and our Code of Business Conduct and Ethics. The Board of Directors provides advice and counsel to the Chief Executive Officer and other senior officers of the Company, ensuring that the Company's assets are properly safeguarded, robust financial and operational controls are maintained, and that the Company's business is conducted wisely and in compliance with applicable laws and regulations.

Human Capital
We believe our human capital resources are well-aligned to successfully operate our business and create long-term value for our shareholders. As of December 31, 2024, we had 151 employees, 150 of whom are full-time employees. The average tenure of our workforce is approximately 12 years.
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

Available Information
Our principal executive offices are located at One North Wacker Drive, 42nd Floor, Chicago, Illinois 60606. Our telephone number is (312) 344-4300.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available without charge on our website at www.firstindustrial.com. These reports can also be accessed through the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters of each committee of the Board of Directors, and supplemental financial and operating information are available without charge on our website or upon request. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted on our website. The information found on, or otherwise accessible through our website, is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

Item 1A.	Risk Factors
Our operations involve various risks that could adversely affect our business, including our financial condition, our results of operations, our cash flow, our liquidity, our ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units. These risks, among others contained in our other filings with the SEC, include:
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
At December 31, 2024, operating properties located in California (Northern California and Southern California markets) and Pennsylvania, our two largest regions, represented 25.6% and 11.4%, respectively, of our consolidated net operating income for the year ended December 31, 2024. The revenues generated from, and the value of, these properties are subject to local real estate conditions, such as oversupply or reduced demand for industrial properties, as well as the local economic climate. Factors like business layoffs, industry slowdowns, demographics shifts and other economic changes may adversely impact the economies of California and Pennsylvania. Given our significant investments in these states, any economic downturn in the economy or unfavorable changes in the real estate market dynamics, including changes to state income tax and property tax laws, could adversely affect our business.
Additionally, we own properties situated in and around ports, making them susceptible to fluctuations in trade activity. Changes and/or anticipated changes in tariffs, trade policies, labor disruptions and other economic factors could reduce tenant demand for storage of imported goods in our facilities. This may lead to higher market vacancies, downward pressure on rental rates and potential declines in property value.
Our operating performance could be adversely affected if market conditions deteriorate in any of the markets in which we have a concentration of properties. Factors such as an oversupply of logistics space or a reduction in demand for such space, among other factors, may negatively impact operating conditions. Any material oversupply of logistics space or material reduction in demand for logistics space could adversely affect our overall business.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation or otherwise, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as construction materials applicable to our development and redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.
Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders and unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant defaults on its rent payments or declares bankruptcy, we may face delays in enforcing our rights as a landlord and incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance, generally are not reduced when income from the property declines. Tenant bankruptcies can further exacerbate these challenges by limiting our remedies and potentially resulting in the rejection of leases, negatively affecting our financial results.
We may be unable to renew leases or find other tenants on advantageous terms or at all.
We are subject to the risk that expiring leases may not be renewed, or the spaces subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the expiring lease terms. If we are unable to promptly renew a significant number of expiring leases or to relet the spaces at competitive rental rates, our financial condition, results of operation, cash flow and ability to make distributions to our stockholders and unitholders could be adversely affected. Furthermore, such challenges could negatively impact the market price of the Company's common stock and the market value of the Units.
We may be unable to acquire real estate on advantageous terms or acquisitions may not perform as we expect.
As part of our investment strategy, we routinely acquire real estate from third parties and we intend to continue to do so. However, the acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate. Further, we face significant competition for attractive investment opportunities from real estate investors who may be well-capitalized or have other competitive advantages, including publicly-traded REITs and private investors. This competition increases when real estate investments are perceived as more attractive relative to other asset classes. Consequently, we may be unable to acquire additional real estate and purchase prices may increase.
Future acquisitions are expected to be funded through a combination of sources, including borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings, debt originations, and property sales. However, these funding sources may not always be available on acceptable terms or at all, which could limit our ability to pursue new opportunities.
Moreover, properties are often sold "as is," "where is," and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. As a result, we face heightened risk of unanticipated issues, including potential loss of invested capital or rental income from such properties.
These risks, individually or collectively, could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.
We may be unable to sell properties when appropriate or at all because real estate investments are not as liquid as certain other types of assets.
Real estate assets are inherently less liquid than other types of investments, which could limit our ability to adjust our property portfolio in response to changes in economic conditions or portfolio performance. This limitation could adversely affect our financial condition, ability to service debt and capacity to make distributions to our stockholders and unitholders. In addition, as a REIT, our ability to sell properties is further restricted by tax laws, including punitive taxation on asset sales that fail to meet safe harbor rules or other established criteria.

We may be unable to sell properties on advantageous terms.
We sell properties from time to time to third parties as market conditions warrant and we intend to continue doing so. However, our ability to sell properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. If we are unable to sell properties on favorable terms or to redeploy the proceeds in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected. Further, if we provide financing to purchasers as part of a sale, defaults by the purchasers could further harm our operations and financial condition.
We may be unable to complete development and re-development projects on advantageous terms.
As part of our business, we develop new properties and re-develop existing properties, both of which carry significant risks, including:
•we may not be able to obtain financing for these projects on favorable terms;
•we may have delays in obtaining construction materials or rising material costs (including as a result of the imposition of tariffs) may occur;
•we may not complete construction on schedule or within budget;
•we may not be able to obtain, or may experience delays in obtaining necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•contractor and subcontractor disputes, strikes, lack of available labor, labor disputes or supply chain disruptions may occur;
•contractor, subcontractor and design professionals may cause damage, design errors or other negligent actions with respect to our properties; and
•properties may perform below anticipated levels, producing cash flow below budgeted amounts, which could lead to unprofitable investments or limit our ability to sell such properties.
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
Under various federal, state and local laws and regulations, we may, as a current or previous owner, developer or operator of real estate, be liable for the costs of cleaning up hazardous or toxic materials found on, in or emanating from a property as well as for any related damages to natural resources. These laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or use it as collateral for a financing. In addition, we may be held liable for clean-up costs or natural resource damages stemming from hazardous materials disposed or treated at off-site facilities, even if the facility is not owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties have identified all environmental liabilities, that prior owners or operators did not create unknown material environmental conditions, or that such conditions will not arise in the future. Moreover, we cannot predict whether (i) changes to environmental laws and regulations will not result in material environmental liability; or (ii) our properties will be affected by nearby activities, such as underground storage tanks leaks, or by unrelated third parties.
At acquisition, all of our properties are subject to a Phase I or similar environmental assessment conducted by an independent consultant. These assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding areas but typically do not include soil sampling, subsurface investigation, remediation or asbestos surveys. While some assessments have led to further investigation and sampling, none have identified material environmental liabilities that we believe would adversely affect our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future.
Environmental laws and regulations in the U.S. also impose obligations on building owners or operators regarding asbestos management. These include requirements for proper handling, disclosure, and abatement during renovation or demolition, as well as penalties for non-compliance. Third parties may also seek recovery for asbestos-related injuries. Some of our properties may contain asbestos-containing building materials.

We maintain a portfolio environmental insurance policy to address certain unknown environmental liabilities, but coverage is subject to policy terms, conditions and limitations. Renewal of this policy may not be guaranteed, and coverage may be insufficient to fully mitigate potential losses. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities are quantifiable and the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Additionally, in property dispositions, we may agree to retain responsibility for certain environmental conditions, including costs associated with monitoring and/or remediating such conditions.
We may incur significant costs complying with various federal, state and local laws and regulations that are applicable to our properties.
We may incur significant costs complying with various federal, state and local laws and regulations that are applicable to our properties including, without limitation, those related to zoning, zoning moratoria, the Americans with Disabilities Act of 1990 (the "ADA"), fire and safety regulations, and greenhouse gas emissions. We may be required to make substantial improvements or capital expenditures, or implement operational changes, to comply with applicable laws and regulations, and we may not be able to effectively pass on these additional costs to our tenants. Noncompliance with these laws and regulations could result in the imposition of fines or the award of damages or attorneys’ fees to private litigants. Any such laws or regulations could also impose substantial costs on our tenants, potentially impacting their financial condition and ability to meet lease obligations, which could impact leasing or re-leasing our properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional laws or regulation will not be adopted that increase such delays or result in additional costs. If we incur substantial costs to comply with applicable laws or regulations, our financial condition, results of operations, cash flow, our ability to satisfy debt service obligations and to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Adverse market and economic conditions could result in impairment charges.
We regularly review our real estate assets for impairment indicators, such as declines in occupancy rates, deteriorating market conditions or changes in the anticipated hold period of an asset. If we determine that indicators of impairment are present, we review the affected properties to determine whether an impairment charge is required. As a result, we may be required to recognize asset impairment, which could materially and adversely affect our business, financial condition and results of operations. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment, to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.
We could be subject to risks and liabilities in connection with joint venture arrangements.
Our organizational documents do not limit the amount of funds that we may invest in joint ventures. We currently have and may in the future selectively acquire, own and/or develop properties through joint ventures with other parties when circumstances warrant. However, joint venture investments involve risks not present where we act alone, including: (i) joint venture partners may have shared approval rights over major decisions, which might significantly delay or make impossible actions and decisions we believe are necessary or advisable with respect to properties owned through a joint venture, and/or adversely affect our ability to develop, finance, lease or sell properties owned through a joint venture at the most advantageous time for us, if at all; (ii) joint venture partners might experience financial distress and fail to fund their share of any required capital contributions; (iii) joint venture partners may have economic or other business goals that are competitive or inconsistent with ours that would affect our ability to develop, finance, lease, operate, manage or sell any joint venture properties; (iv) joint venture partners may have the power to act contrary to our policies or objectives, including those necessary to maintain the Company's qualification as a REIT; (v) joint venture agreements often restrict the transfer of interests or may otherwise restrict our ability to sell our interest when we would like to or on advantageous terms; (vi) disputes with joint venture partners may result in costly litigation or arbitration that would increase our expenses and prevent our employees, officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and (vii) we may in certain circumstances be held liable for the actions or decisions of our joint venture partners.
The occurrence of one or more of these events could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.

We own certain properties subject to ground leases that expose us to risks.
For certain of our properties, we own the building and other improvements but have leased the underlying land pursuant to a long-term ground lease. These arrangements expose us to unique risks, including the potential loss of our interest in the properties if we breach the terms of the ground leases, fail to renew them, or if they are otherwise terminated. As the ground lease termination dates approach, the values of the properties could decline if extensions or renewals are not secured. Additionally, certain ground leases include annual payment escalations and/or periodic fair market value adjustments which could increase our lease obligations over time. These factors may adversely affect our financial condition, results of operations or ability to generate income from these properties.
We are exposed to the impacts of climate change.

We are subject to the physical and financial impacts of climate change, particularly due to our significant investment in properties located in coastal markets, including Southern California, Northern California, Houston and South Florida. These areas are also targeted markets for future growth. Properties in these regions are vulnerable to catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather conditions. An increase in the frequency or severity of such events could heighten our exposure to these risks, potentially disrupting our tenants' operations and impairing their ability to pay rent. Furthermore, the effects of climate change may adversely affect our ability to lease, develop or sell properties or to use them as collateral for financings. We maintain comprehensive insurance coverage to mitigate casualty risks, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. However, as climate change risks intensify, there is no assurance that insurance companies will continue to offer sufficient coverage or do so at commercially reasonable rates. A lack of adequate insurance or significant increases in premiums could materially affect our financial performance and operations.
Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss caused by events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to hurricane, earthquake, wind, wildfire and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, windstorm, owner's protective professional indemnity and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities. However, our insurance coverage does not insure the total replacement cost of the portfolio. We evaluate our insurance limits and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils including, earthquake, windstorm, flood, pandemic, war, civil unrest and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. Furthermore, we cannot be sure that insurance companies will continue to offer products with sufficient coverage at commercially reasonable rates. This could occur due to an uninsured or high deductible loss, a loss in excess of insured limits, or a loss not paid due to insurer insolvency. Such events could cause us to experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. These risks could materially and adversely impact our financial condition, results of operations, and ability to meet our obligations.

Financing and Capital Risks:
Disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.
A significant portion of our existing indebtedness was issued through capital markets transactions, and we expect to rely on the capital markets to refinance this indebtedness in the future. However, volatility or disruption in these markets could limit our access to refinancing options. Periodic dislocations, price volatility, and liquidity disruptions in the capital and credit markets, both domestically and internationally, can materially impact market conditions, making financing terms less attractive, and in some cases, entirely unavailable. These challenges could also increase borrowing costs and limit our ability to refinance existing debt on favorable terms. Price volatility in the capital and credit markets could also make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment loss in earnings.
Additionally, adverse events in the banking or financial services sections could directly or indirectly affect our liquidity. Events such as defaults, non-performance or limited liquidity at banks or financial institutions that hold our funds, or broader concerns affecting financial institutions, could expose us to risk. While we actively manage our relationships with financial institutions, we cannot guarantee that disruptions will not occur. Additionally, if any of our tenants or other parties with whom we conduct business are unable to access funds from their bank or financial institutions, such parties’ ability to pay their obligations to us could be adversely affected.
Furthermore, our access to liquidity under our Unsecured Credit Facility depends on the continued performance of the participating lenders. If one or more lenders default on their commitments, our ability to borrow under this facility could be restricted. A lack of access to debt or equity securities or to borrow under our Unsecured Credit Facility were to be impaired by volatility in or disruption of the capital markets, it could have a material adverse effect on our liquidity and financial condition.
Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
We use debt to increase the returns to our stockholders and unitholders and to support investments that would otherwise be beyond our immediate financial capacity. However, this use of leverage presents additional risks, particularly if cash flow from our properties is insufficient to cover both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, increased interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.
Covenants in our debt agreements could limit our flexibility and adversely affect our financial condition.
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. A failure to comply with these covenants, even if we have satisfied our payment obligations, could result in a default under the applicable debt agreement. Consistent with our historical practice, we will continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility and our unsecured term loans, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

In the event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility would not be required to provide additional funding. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared immediately due and payable. Furthermore, our Unsecured Credit Facility, unsecured term loans and the indentures governing our senior unsecured notes contain cross-default provisions that may be triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our Unsecured Credit Facility, our unsecured term loans or our senior unsecured notes (which includes our private placement notes), depending on which is in default, and such restructuring could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if new financing is available, it may not be on commercially reasonable or acceptable terms.
Adverse changes in our credit ratings could negatively impact our liquidity and business operations.
Our credit ratings, including those assigned to our senior unsecured notes, are based on various factors, such as our operating performance, liquidity and leverage ratios, overall financial position and other criteria utilized by the credit rating agencies in their analyses. These ratings can influence the availability, terms and pricing of any indebtedness we may incur, as well as preferred stock offerings we may issue going forward. There is no assurance that we will be able to maintain any credit rating and, in the event any credit rating is downgraded, or the perception that a downgrade is imminent, we could incur higher borrowing costs or may be unable to access certain or any capital markets.
The REIT distribution requirements may limit our ability to retain capital and require us to turn to external financing sources.
As a REIT, the Company must distribute at least 90% of its taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) to its stockholders annually, and we may be subject to additional tax to the extent our taxable income is not fully distributed. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to satisfy the distribution requirement.
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
In the normal course of business, we use derivatives to manage our exposure to interest rate volatility associated with our debt issuances, anticipated future debt issuances and variable rate borrowings. At times we may also use derivatives to increase our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and unitholders. Failure to hedge effectively against interest rate changes may materially and adversely affect our financial condition, results of operations and cash flow. No strategy can completely insulate us from the risks associated with interest rate fluctuations.
To manage these risks, our Board of Directors oversees our use of derivative financial instruments. Our practice is to use derivatives solely to fix interest rates on anticipated debt offerings and manage variable rate borrowings, avoiding speculative or trading purposes. We intend to enter into contracts only with major financial institutions based on their creditworthiness, but these practices could change at the discretion of the Board of Directors in the future.

Our mortgages may impact our ability to sell encumbered properties on advantageous terms or at all.
Our outstanding mortgage agreement contains, and some future mortgage agreements may contain, substantial prepayment premiums that we could reduce the net proceeds from the sale of the encumbered property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted. If we are unable to sell properties on favorable terms or redeploy the sales proceeds in line with our business strategy, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Earnings and cash dividends, asset value and market interest rates affect the price of the Company's common stock.
The market value of the Company's common stock is influenced by the Company's earnings, cash dividends, the market value its underlying real estate assets and market interest rates. For this reason, shares of the Company's common stock may trade at prices higher or lower than the Company's net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of its common stock. Additionally, the failure to meet market's expectations for earnings growth or dividends/distributions likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the market price of the Company's common stock. An increase in market interest rates might lead investors to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Any reduction in the market price of the Company's common stock would, in turn, reduce the market value of the Units.
Future sales or issuances of our common stock may cause the market price of our common stock to decline.
The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, or the perception that such sales may occur, could materially and adversely affect the market price of our common stock. Similarly, the availability of future issuances of common stock, Limited Partnership Units or other securities convertible into or exercisable for common stock, could also depress the market price of our common stock. In addition, we may in the future issue capital stock senior to our common stock for various reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity or other strategic reasons. Such issuances could further impact the market price of our common stock and our ability to raise capital through common stock or other offerings.
The market price of our common stock may fluctuate significantly.
The market price of our common stock may fluctuate significantly in response to many factors, including:
•actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;
•changes in our earnings estimates or those of analysts;
•changes in asset valuations and related impairment charges;
•changes to our dividend policy;
•research reports about us or the real estate industry generally;
•the ability of our tenants to meet rent obligations and our ability to re-lease space as leases expire;
•increases in market interest rates, which may lead investors to demand a higher dividend yield;
•changes in market valuations of similar companies;
•adverse market reaction to our debt levels, upcoming debt maturities, refinancing plans or anticipated debt incurrences;
•our ability to comply with financial covenants under our unsecured line of credit and the indentures under which our senior unsecured indebtedness is, or may be, issued;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•speculation in the media or investment community; and
•general market and economic conditions.
These factors, many of which outside our control, could cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and future prospects. We cannot provide any assurance that the market price of our common stock will remain stable or not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all.

Risks Related to Our Organization and Structure:
The Company's ability to issue preferred stock could adversely affect holders of the Company's common stock.
Our declaration of trust authorizes the Company to issue up to 225,000,000 common shares and 10,000,000 shares of preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than those of common stock. Holders of the Company's common stock do not have preemptive rights to acquire shares issued in the future. If the Company ever issues preferred stock with a distribution preference over common stock, funds available for the payment of distributions to our common stockholders and unitholders would be reduced. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up, which would reduce the amount available to our common stockholders and unitholders. Furthermore, under certain circumstances, the issuance of preferred stock may delay or prevent a change in control of the Company, potentially limiting the ability of common stockholders to benefit from such a transaction.
The Company's Board of Directors may change its strategies, policies or procedures without stockholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Company's Board of Directors. These policies may be amended or revised at the discretion of the Company's Board of Directors at any time and without notice to or a vote of its stockholders. Such changes could result in us conducting operational matters or making investments differently or pursuing alternate business or growth strategies, potentially exposing ourselves to new and more significant risks. In addition, the Company's Board of Directors may change its governance policies, provided that such changes comply with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our principal and interest obligations, ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.
Certain provisions of our charter and bylaws could hinder, delay or prevent a change in control of our company.
Certain provisions of our charter and our bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:
•Removal of Directors. Under our charter, a director may be removed only for cause and only by the affirmative vote of at least a majority of all votes entitled to be cast by our stockholders generally in the election of directors, subject to the rights of any preferred stockholders to elect directors,
•Preferred Stock. Under our charter, our board of directors has the power to issue preferred stock in one or more series, with terms, preferences and rights determined by the board of directors, all without approval of our stockholders.
•Advance Notice Bylaws. Our bylaws require stockholders to follow advance notice procedures with respect to nominations of directors and shareholder proposals.
•Ownership Limit. For the purpose, among others, of preserving our status as a REIT under the Internal Revenue Code, our charter generally prohibits any single stockholder or group of affiliated stockholders from beneficially owning more than 9.8% of our outstanding common and preferred stock unless our board of directors waives or modifies this ownership limit.
•Stockholder Action by Written Consent. Our bylaws permit stockholders actions by written consent in lieu of an annual or special meeting of stockholders only if all stockholders consent to such action.
•Ability of Stockholders to Call Special Meeting. Under our bylaws, we are only required to call a special meeting at the request of the stockholders if the request is made by at least a majority of all votes entitled to be cast by our stockholders generally in the election of directors.
•Maryland Control Share Acquisition Act. While our bylaws currently exempt acquisitions of our shares from the Maryland Control Share Acquisition Act, the board of directors may amend our bylaws to repeal or modify this exemption. If repealed, control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Income Tax Risks:
The Company might fail to qualify as a REIT under existing laws and/or federal income tax laws could change.
The Company intends to operate in a manner that qualifies as a REIT under the Code and believes it is currently organized and operated in compliance with REIT requirements. However, maintaining REIT qualification requires ongoing compliance with numerous highly technical and complex Code provisions, some of which depend on various factual matters and circumstances not entirely within our control.
If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and unitholders and could reduce the cash available for debt repayment or to make further investments in real estate. Unless entitled to statutory relief, the Company would be disqualified from electing REIT status for the four taxable years following the year of disqualification.
The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal laws, regulations, and administrative interpretations or rulings will be adopted. Additional changes to tax laws are likely to continue to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and unitholders. Any such changes could have an adverse effect on an investment in shares of our common stock or on the market value or the resale potential of our properties. Stockholders and unitholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.
Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
As part of our business, we sell properties to third parties as opportunities arise. However, under the Code, a 100% penalty tax could be assessed on the taxable gain recognized from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we implement controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against the Company's profits from these transactions, which could materially and adversely impact our financial results.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Although we intend to maintain our qualification as a REIT for U.S. federal income tax purposes, we may still be subject to federal, state and local taxes on our income and property. Changes in state and local tax laws and regulations, or increases in tax rates may result in an increase in our tax liabilities over time. Additionally, fiscal challenges faced by states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase, which could adversely affect our financial condition and results of operations. Furthermore, our TRSs are subject to federal, state and local income tax on their earnings, which could reduce the funds available for distribution to our stockholders and unitholders.
In the normal course of business, certain of our legal entities have been and may continue to be subject to tax audits. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

General Risk Factors:
A future contagious disease outbreak or pandemic may adversely affect our business.

A future contagious disease outbreak or pandemic could cause disruptions to regional and global economies and significant volatility and negative pressure in the financial markets. The adverse effects on our business, financial condition, results of operations and cash flows could include: (i) reduced economic activity which may severely impact our tenants' businesses and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, attempt to terminate early or non-renew of their leases or otherwise seek modifications of their obligations to us; (ii) delays to or halting of construction activities, including permitting and obtaining approvals, related to our ongoing development, redevelopment and tenant improvements projects; (iii) difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, a severe disruption or instability in the global financial markets, or deterioration in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis; (iv) potential impact on our ability to meet the financial covenants of our Unsecured Credit Facility and other debt agreements, which may result in a default or an acceleration of indebtedness, and such non-compliance could negatively impact our ability to make additional borrowings under our Unsecured Credit Facility and pay dividends; (v) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; (vi) a general decline in business activity and demand for real estate transactions, which could adversely affect our ability to sell or purchase properties, at attractive pricing or at all; (vii) an inability to initiate or pursue litigation due to various court closures, increased case volume and/or moratoriums on certain types of activities; (viii) the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during the disruption and which may negatively impact our disclosure controls and procedures over financial reporting; and (ix) extended remote work arrangements for our employees could strain our business continuity plans and introduce operational inefficiencies risk including, but not limited to, cybersecurity risks.
We face risks relating to cybersecurity attacks and other disruptions to our computer systems.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks, data breaches and other system disruptions. These risks could include attempts to gain unauthorized access to our computer systems, data and the data of third parties retained within our systems through malware, computer viruses, attachments to e-mails, persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems. Our business is also at risk from and may be impacted by our computer systems malfunctioning or being subject of a significant disruption.
The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques and tools (including artificial intelligence) used in such attempted security breaches evolve and generally are not recognized until launched against a target and, in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Moreover, our risk exposure extends beyond our internal systems. Cybersecurity events or disruptions impacting our vendors, sub-processors and service providers could impact our data and operations or the data of third parties retained within our system via unauthorized access to information or disruption of services.
Our computer systems are essential to our day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. A successful cybersecurity attack or system disruption could have severe consequences, including: (i) disrupt the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iii) result in misstated financial reports, violations of loan covenants or missed reporting deadlines; (iv) result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; (v) divert significant management resources to remedy any damages and restore systems; (vi) subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; (vii) subject us to legal liability or regulatory actions stemming from data breaches or disruptions; or (viii) damage our reputation among our tenants, investors and stakeholders.

While we continuously work to strengthen our defenses, the evolving nature of cyber threats makes it impossible to entirely eliminate this risk. A successful cybersecurity attack or disruption could materially and adversely affect our business, financial performance, and reputation.
We may become subject to litigation.
We may become subject to litigation, including claims relating to our operations, offerings, and other activity in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters could adversely impact our financial condition, results of operations and cash flow. Furthermore, certain litigation or their outcomes may affect the availability, terms or cost of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
Terrorist attacks, acts of violence or war may affect the market for the Company's common stock, the industry in which we conduct our operations and our profitability.
Acts of violence, including terrorism and armed conflicts, or other destabilizing events could occur in areas where we conduct business. More generally, these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These events may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
Deficiencies in our disclosure controls and procedures or internal control over financial reporting could adversely impact our business and financial performance.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in such internal controls could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price/value of our securities, damage to our business reputation or otherwise materially adversely affect our business, results of operations, financial condition or liquidity. Such outcomes could erode investor confidence and materially affect our business and financial performance. We remain committed to monitoring and improving our internal controls over financial reporting, but no system can entirely eliminate the risk of deficiencies.
We may be unable to retain and attract key management personnel.

Our success significantly depends on the expertise and contributions of key personnel including our executive officers, whose continued service is not guaranteed. If we lose key personnel, experience changes in their roles, or face limitations on their availability, we may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, our operating results and financial condition could be materially and adversely affected.

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
•Participate in various consortiums, associations and groups to share threat intelligence and collaborate with organizations across different industries to share best practices, fight cybercrime, enhance privacy, discuss new technologies, better understand the evolving regulatory environment, and advance capabilities in these areas;
•Conduct mandatory information security training for all employees and regularly evaluate their information security awareness and adherence to our information security recommendations; and
•Disclose our computer usage policy on our intranet and require employees to acknowledge the policy annually.
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
•Maintain physical security at our data center and backup recovery location including door access control system with surveillance;
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
•Engage third-party specialists to periodically perform: (i) penetration testing, which is a simulated cyberattack against our computer system, in order to assess our ability to resist potential threats and attacks from external and internal sources; (ii) cyber dwelling, which determines if a threat actor has made its way or could make its way into our computer network and if confidential information was or could be compromised; and (iii) tabletop mock cybersecurity incident exercises to gauge our ability to react to an attack;
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
We have plans in place in order to respond to detected cybersecurity incidents:
•Maintain written playbooks, which provide sequential instructions on the appropriate steps to take in the wake of various cyberattacks, including a playbook for each of the following: ransomware attack, a data breach, loss of third-party data and partial and full disaster recovery plans; and
•Retain a leading incident response provider to assist with security incidents as well as an attorney that serves as our data breach coach who specializes in data privacy and cyber security, and has relationships with third-party forensics investigators, crisis communications professionals and other services and organization we may need if a data breach is encountered.
In order to recover systems or assets affected by a cybersecurity incident, we maintain and regularly test full backups of our business systems data. These backups are stored in multiple locations, both online and offline.
While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business, operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. See Risk Factors for more information on our cybersecurity risks.
Our cybersecurity program is overseen by a highly experienced team, including the Chief Information Officer (who reports directly to our Chief Executive Officer), our Senior Director of Information Technology, our Senior Director of Business Systems Applications and our Information Technology Security Manager. Collectively, this team has decades of expertise in information technology, and the Information Technology Security Manager holds a master's degree in Network Security. They meet regularly to discuss key cybersecurity risks and strategies, reporting to the Audit Committee annually or as necessary, in accordance with our cybersecurity incident protocols.
The Audit Committee, as delegated by our Board of Directors, is responsible for reviewing, with management, our internal control systems with respect to information technology security. The Audit Committee Chairperson also participates in our annual overall risk assessment process. In addition to the foregoing, from time to time, the Board of Directors is updated concerning the Company’s internal control systems with respect to information technology security.

Item 2.	Properties
General
At December 31, 2024, we owned 416 industrial properties of which 412 were classified as in-service. Of the 416 properties owned on a consolidated basis, none of them are directly owned by the Company. The 412 in-service industrial properties contained an aggregate of approximately 66.7 million square feet of GLA in 19 states, with a diverse base of approximately 900 tenants engaged in a wide variety of businesses, including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition or one year from the acquisition date, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2024, was $7.89. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
The following tables summarize, by market, certain information as of December 31, 2024, with respect to the in-service properties.
In-Service Property Summary Totals

Metropolitan Area	GLA	Number of Properties	Occupancy at 12/31/24
Atlanta, GA	5,249,774	23	100.0%
Baltimore, MD	3,416,464	14	85.9%
Central Florida	1,168,453	12	89.2%
Central/Eastern Pennsylvania (A)	8,656,434	24	100.0%
Chicago, IL	6,169,821	25	96.9%
Cincinnati, OH	467,320	3	100.0%
Dallas/Ft. Worth, TX	7,390,236	53	97.4%
Denver, CO (A)	3,802,262	37	80.8%
Detroit, MI	590,906	11	100.0%
Houston, TX	3,689,915	33	96.5%
Minneapolis/St. Paul, MN	2,136,628	12	100.0%
Nashville, TN	2,335,079	7	100.0%
New Jersey (A)	2,074,153	17	98.5%
Northern California	1,300,236	9	100.0%
Phoenix, AZ	4,152,314	17	97.5%
Seattle, WA	552,163	9	100.0%
South Florida	2,655,394	23	100.0%
Southern California (A)	10,900,626	83	95.3%
Total	66,708,178	412	96.2%
_______________
(A)Central/Eastern Pennsylvania includes the markets of Central Pennsylvania and Philadelphia. Denver includes one property in Salt Lake City. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.
Indebtedness
As of December 31, 2024, three of our 412 in-service industrial properties, with a net carrying value of $30.2 million, are pledged as collateral under a mortgage financing, totaling $9.6 million. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Development Activity
During the year ended December 31, 2024, we transferred seven development properties totaling approximately 2.8 million square feet of GLA to our in-service portfolio at a total estimated cost of approximately $392.0 million. Included in the estimated total cost is $17.0 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 7.0%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/24
Central/Eastern Pennsylvania	2	1,057,728	100%
Central Florida	1	107,984	0%
Northern California	2	1,052,847	100%
Southern California	2	543,945	100%
Total	7	2,762,504

As of December 31, 2024, we substantially completed four developments totaling approximately 0.8 million square feet of GLA. The estimated total investment for these developments is approximately $138.0 million, of which $123.2 million has been funded as of December 31, 2024. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/24
Southern California	3	637,668	0%
South Florida	1	135,707	34%
Total	4	773,375

As of December 31, 2024, we have eight development projects that are under construction totaling approximately 2.0 million square feet of GLA. The estimated total investment for these development projects under construction is $280.4 million, of which $102.9 million has been funded as of December 31, 2024. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Anticipated Quarter of Building Completion
South Florida	2	258,024	Q2 2025
Houston, TX	1	424,560	Q3 2025
Nashville, TN	2	858,617	Q3 2025
Central Florida	1	112,000	Q3 2025
Central/Eastern Pennsylvania	2	361,800	Q1 2026
Total (A)	8	2,015,001
(A) The eight properties were 43% pre-leased at December 31, 2024.

Property Acquisitions
During the year ended December 31, 2024, we acquired five industrial properties in our Houston and Southern California markets, as well as approximately 81 acres of land in our South Florida and Southern California markets, for an aggregate purchase price of approximately $70.7 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 6.1%. This capitalization rate for these property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization), divided by the sum of the purchase price, closing costs and estimated stabilization costs. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/24
Houston, TX	4	210,937	100%
Southern California	1	52,929	100%
Total	5	263,866

Property Sales
During the year ended December 31, 2024, we sold 22 industrial properties totaling approximately 1.2 million square feet of GLA, at a weighted average capitalization rate of 6.7%, for total gross sales proceeds of approximately $162.8 million. The capitalization rate for these sales was calculated using the properties' revenues (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses for the twelve full preceding the sale, divided by the sales price. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA
Central/Eastern Pennsylvania	3	162,800
Chicago, IL	2	93,059
Cincinnati, OH	5	278,000
Detroit, MI	5	211,287
New Jersey	7	445,078
Total	22	1,190,224

Tenant and Lease Information
We have a diverse base of approximately 900 tenants engaged in a wide variety of businesses including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. At December 31, 2024, our leases have a weighted average lease length of 7.8 years from inception and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities. As of December 31, 2024, approximately 96.2% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 6.5% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 6.8% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2024. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	64	2,069	$10.51	56.9%	4.8	$6.65	N/A
Renewal Leases	120	6,270	10.38	75.1%	6.5	2.50	76.7%
Development / Acquisition Leases	12	3,136	10.50	N/A	9.9	N/A	N/A
Total / Weighted Average	196	11,475	$10.44	70.1%	7.1	$3.53	76.7%

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
The following table provides a summary of our leases that commenced during the year ended December 31, 2024, which included rent concessions during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions
New Leases	54	1,863	$6,015
Renewal Leases	12	474	2,034
Development / Acquisition Leases	11	3,072	18,812
Total	77	5,409	$26,861

Lease Expirations
Fundamentals for the United States industrial real estate market were balanced in 2024. Demand for new industrial space grew modestly compared to the post-COVID inventory rebuilding periods of 2021 and 2022. New industrial space was delivered throughout the year, while the volume of new construction starts slowed significantly compared to 2023 in response to the moderation of demand. In 2024, new supply outpaced incremental demand, leading to a slight increase in national vacancy levels, though they remained low overall. Market-level rental rate growth was flat to slightly positive in virtually all of the markets in which we own and operate properties. However, Southern California experienced rental rate declines after two years of extraordinary growth. Looking ahead, based on our recent experience, low levels of vacancy generally across our markets, and the 2025 forecast of a leading national research company, we expect higher average net rental rates for renewal leases on a cash basis compared to expiring rates. Similarly, for 2025, net rental rates for new leases on a cash basis on average are expected to exceed prior lease rates, driven primarily by market rent growth since the original leases were signed. The following table shows scheduled lease expirations for our in-service properties as of December 31, 2024:

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2025	87	2,897,747	4.6%	$21,613	4.3%
2026	167	8,396,541	13.2%	58,341	11.6%
2027	175	9,472,076	14.8%	67,577	13.4%
2028	140	9,763,621	15.3%	90,008	17.8%
2029	137	7,818,241	12.2%	73,033	14.5%
2030	76	5,402,436	8.5%	41,831	8.3%
2031	26	3,628,941	5.7%	33,733	6.7%
2032	34	6,424,457	10.1%	42,797	8.5%
2033	17	2,453,117	3.8%	22,953	4.5%
2034	15	3,600,846	5.6%	23,465	4.6%
Thereafter	11	3,989,351	6.2%	29,043	5.8%
Total	885	63,847,374	100%	$504,394	100%
_______________
(A)Includes leases that expire on or after January 1, 2025 and assumes tenants do not exercise existing renewal, termination or purchase options. Reflects the impact of renewals signed prior to January 1, 2025 which are now reflected in the new year of expiration.
(B)Does not include existing vacancies of 2,505,108 aggregate square feet and December 31, 2024 move outs of 355,696 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2024, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2024	$55.90	$49.60	$0.37
September 30, 2024	$56.97	$47.13	$0.37
June 30, 2024	$53.28	$45.42	$0.37
March 31, 2024	$54.80	$50.59	$0.37
December 31, 2023	$53.97	$40.64	$0.32
September 30, 2023	$54.86	$47.59	$0.32
June 30, 2023	$54.36	$50.09	$0.32
March 31, 2023	$54.94	$47.64	$0.32
As of February 12, 2025, the Company had 249 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 107 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2024.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
Limited Partner Units
During the year ended December 31, 2024, the Operating Partnership issued 396,400 Limited Partner Units as part of its equity compensation program, including Limited Partner Units issued in connection with dividends accrued on the underlying common stock for certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notice to the General Partner of the Operating Partnership. Unless the General Partner imposes a redemption restriction, the redemption process must be completed within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Historically, redemptions have been fulfilled with the issuance of the Company's common stock, and the Operating Partnership expects to continue this practice. As of December 31, 2024, if all Limited Partner Units were redeemed, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $182.5 million or by issuing 3,640,860 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$104.18	$167.02	$124.66	$139.49	$136.64
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
FTSE NAREIT Equity REITs	$100.00	$92.00	$131.78	$99.67	$113.35	$123.25
_______________

(A)	The information provided in this performance graph shall not be deemed to be "soliciting material," to be "filed" or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	[Reserved]
None.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Summary of 2024
Our operating results were strong in 2024. Our year end in-service occupancy was 96.2%, representing a 70-basis-point increase compared to December 31, 2023. Additionally, during the year ended December 31, 2024, we achieved a 50.8% increase in cash rental rates on new and renewal leases, while same store performance on a cash basis rose by 8.4%. At December 31, 2024, we had eight projects under development, totaling approximately 2.0 million square feet of GLA, with an aggregate estimated investment of approximately $280.4 million.
In 2024, we completed the following significant real estate activities:
•We executed 13 leases at development properties with the following characteristics:

Metropolitan Area	Number of Properties	GLA Leased	% of Building Leased as of 12/31/24
Central/Eastern Pennsylvania	2	708,486	100%
Chicago	1	119,840	73%
Denver	1	100,588	50%
Houston	1	212,280	50%
Nashville	2	1,041,740	100%
Northern California	1	1,015,791	100%
Seattle	1	64,341	100%
South Florida	1	46,257	34%
Southern California	2	543,945	100%
Total	12	3,853,268
Additionally, within our Joint Venture, we fully leased an industrial building totaling approximately 0.4 million square feet of GLA to two tenants and executed a lease, which is expected to commence in the first quarter of 2025, for 48% of an industrial building totaling approximately 1.0 million square feet of GLA.
•We acquired five industrial properties totaling approximately 0.3 million square feet of GLA located in our Houston and Southern California markets for an aggregate purchase price of $44.8 million, excluding transaction costs. These properties were 100% leased at December 31, 2024.
•We acquired approximately 81.4 acres of land for development located in our South Florida and Southern California markets for an aggregate purchase price of $25.9 million, excluding transaction costs.
•We placed in-service seven industrial properties totaling approximately 2.8 million square feet of GLA located in our Central/Eastern Pennsylvania, Central Florida, Northern California and Southern California markets at an estimated total cost of $392.0 million. These properties were 96% leased at December 31, 2024.
•We commenced speculative development of seven industrial buildings totaling approximately 1.9 million square feet of GLA in our Central/Eastern Pennsylvania, Houston, Nashville and South Florida markets. These properties were 40% pre-leased at December 31, 2024.
•We sold 22 industrial properties totaling approximately 1.2 million square feet of GLA for gross proceeds of $162.8 million.
We completed the following financing activities during the year ended December 31, 2024:
•We declared an annual cash dividend of $1.48 per common share or Unit, an increase of 15.6% from 2023.
•At December 31, 2024, we had $467.5 million available for additional borrowings under our Unsecured Credit Facility and cash and cash equivalents and restricted cash was $51.2 million, after excluding our Joint Venture partner's 6% share that we consolidate and report in our financial statements.

Results of Operations
Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023
Our net income was $296.0 million and $285.8 million for the years ended December 31, 2024 and 2023, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2024 and 2023. Same store properties are properties owned prior to January 1, 2023 and held as an in-service property through December 31, 2024 and developments and redevelopments that were placed in service prior to January 1, 2023. Properties that are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenant move-outs within two years of ownership would drop occupancy below 75%. Properties that are less than 75% occupied at the date of acquisition are placed in service as they reach the earlier of 90% occupancy or one year subsequent to acquisition. Developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service as they reach the earlier of 90% occupancy or one year subsequent to development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out within two years of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2022 and held as an operating property through December 31, 2024. Sold properties are properties that were sold subsequent to December 31, 2022. Developments and redevelopments (collectively referred to as "(Re)Developments") include (re)developments that were not: a) substantially complete 12 months prior to January 1, 2023; or b) stabilized prior to January 1, 2023. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2024 and 2023, the average daily occupancy rate of our same store properties was 96.8% and 97.6%, respectively.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$594,527	$563,949	$30,578	5.4%
Acquired Properties	5,522	1,245	4,277	343.5%
Sold Properties	8,266	20,470	(12,204)	(59.6)%
(Re) Developments	43,669	11,176	32,493	290.7%
Other	17,657	17,187	470	2.7%
Total Revenues	$669,641	$614,027	$55,614	9.1%
Revenues from same store properties increased $30.6 million primarily due to increases in rental rates and tenant recoveries, offset by a slight decrease in occupancy. Revenues from acquired properties increased $4.3 million due to the nine industrial properties acquired subsequent to December 31, 2022 totaling approximately 0.4 million square feet of GLA. Revenues from sold properties decreased $12.2 million due to the 33 industrial properties sold subsequent to December 31, 2022 totaling approximately 2.2 million square feet of GLA. Revenues from (re)developments increased $32.5 million due to an increase in occupancy and tenant recoveries. Revenues from other increased $0.5 million due to revenues from income-producing land parcels for which our ultimate intent is to redevelop, develop or sell the applicable land parcel, offset by a decrease in joint venture fees and legal settlement proceeds.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$144,221	$135,570	$8,651	6.4%
Acquired Properties	1,131	172	959	557.6%
Sold Properties	1,677	5,101	(3,424)	(67.1)%
(Re) Developments	17,366	8,295	9,071	109.4%
Other	18,426	16,517	1,909	11.6%
Total Property Expenses	$182,821	$165,655	$17,166	10.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $8.7 million primarily due to increases in real estate tax expense and snow removal costs. Property expenses from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2022. Property expenses from sold properties decreased $3.4 million due to properties sold subsequent to December 31, 2022. Property expenses from (re)developments increased $9.1 million primarily due to the substantial completion of developments. Property expenses from other increased $1.9 million primarily due to an increase in real estate tax expense related to land parcels, demolition costs incurred to prepare certain land sites for construction and miscellaneous expenses.
General and administrative expense increased by $3.8 million, or 10.3%, primarily driven by higher equity compensation expense which is primarily due to the accelerated recognition of expense for certain tenured employees who are, or will soon become, retirement eligible prior to the standard vesting schedule. Additionally, the increase was influenced by a modest increase in overall compensation and a slight decrease in the amount of compensation capitalized to development activities.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $2.1 million, or 58.3%. This decrease is primarily attributable to a reduction in development activities by our Joint Venture during the year ended December 31, 2024, compared to the year ended December 31, 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$145,944	$146,863	$(919)	(0.6)%
Acquired Properties	2,119	404	1,715	424.5%
Sold Properties	1,237	3,782	(2,545)	(67.3)%
(Re) Developments	19,670	9,172	10,498	114.5%
Corporate Furniture, Fixtures and Equipment and Other	2,969	2,730	239	8.8%
Total Depreciation and Other Amortization	$171,939	$162,951	$8,988	5.5%

Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.7 million due to properties acquired subsequent to December 31, 2022. Depreciation and other amortization from sold properties decreased $2.5 million due to properties sold subsequent to December 31, 2022. Depreciation and other amortization from (re)developments increased $10.5 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the year ended December 31, 2024, we recognized $112.0 million of gain on sale of real estate related to the sale of 22 industrial properties comprising approximately 1.2 million square feet of GLA. For the year ended December 31, 2023, we recognized $95.7 million of gain on sale of real estate related to the sale of 11 industrial properties comprising approximately 1.0 million square feet of GLA and two land parcels.
Interest expense increased $8.6 million, or 11.6%, primarily due to a $5.5 million reduction in capitalized interest during the year ended December 31, 2024, compared to the year ended December 31, 2023. Additionally, the increase in interest expense was influenced by a higher weighted average debt balance of $2,220.7 million for the year ended December 31, 2024, up from $2,175.0 million for the year ended December 31, 2023, as well as an increase in the weighted average interest rate to 4.11% for the year ended December 31, 2024, compared to 4.05% for the year ended December 31, 2023.
Amortization of debt issuance costs remained relatively unchanged.
Equity in income of joint venture for the year ended December 31, 2024 was $4.3 million representing our pro-rata share of the net income generated by the Joint Venture. This income is derived from rental operations and expenses related to three industrial properties, totaling 1.8 million square feet of GLA, that were completed by the joint venture during this period. In comparison, equity in income of joint venture for the year ended December 31, 2023 was $32.2 million. This higher amount included our pro-rata share of gain from the sale of real estate by the Joint Venture and related incentive fees. Both periods include the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax expense decreased $2.6 million, or 30.1%, primarily due to a reduction in our pro-rata share of taxable gain and incentive fees from the Joint Venture. This decrease was partially offset by an increase in income tax expense associated with gains from the sale of real estate.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

A discussion of changes in our results of operations between 2023 and 2022 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Critical Accounting Policies
A critical accounting policy is one that involves an estimate or assumption that is subjective and requires management judgment about the effect of a matter that is inherently uncertain and material to an entity's financial condition and results of operations. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, we believe the following policies relate to the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Acquisitions of Real Estate Assets: We allocate the purchase price of acquired real estate, including real estate acquired as a portfolio, based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and deferred lease intangible assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. This valuation incorporates significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue expected during a reasonable lease-up period, assuming the property was vacant on the date of acquisition.
•Impairment of Real Estate Assets: We review the carrying value of our long-lived real estate assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, and our intent and ability to hold each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. The impairment assessment and fair value measurement requires the use of estimates and assumptions, including the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.

Liquidity and Capital Resources
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$352,488	$304,815
Net cash used in investing activities	(131,620)	(378,306)
Net cash used in financing activities	(213,030)	(27,783)
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$352,542	$304,813
Net cash used in investing activities	(131,620)	(378,306)
Net cash used in financing activities	(213,084)	(27,781)
Changes in cash flow for the year ended December 31, 2024, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $47.7 million, primarily due to the following:
•increase in net operating income from same store properties, acquired properties and recently developed properties of $48.7 million, offset by a decrease in net operating income due to the disposition of real estate of $8.8 million; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦decrease in distributions from our Joint Venture of $4.5 million in 2024 as compared to 2023; and
◦increase of $8.6 million in interest expense.
Investing Activities: Cash used in investing activities decreased $246.7 million, primarily due to the following:
•decrease of $203.6 million related to the acquisition, development and investment in real estate attributed to fewer acquisitions and reduced expenditures for developments under construction during the year ended December 31, 2024 as compared to the year ended December 31, 2023;
•increase of $38.5 million in net proceeds received from the disposition of real estate in 2024 as compared to 2023; and
•decrease of $6.6 million in contributions to the Joint Venture in 2024 as compared to 2023.
Financing Activities: Cash used in financing activities increased $185.2 million ($185.3 million for the Operating Partnership), primarily due to the following:
•decrease in net borrowings under our Unsecured Credit Facility of $173.0 million in 2024 as compared to 2023; and
•increase in dividend and unit distributions of $24.1 million due to the Company increasing the dividend rate in 2024 as well as an increase in common shares and units outstanding; offset by:
◦decrease in distributions to noncontrolling interests of $11.4 million in 2024 as compared to 2023.

Material Cash Requirements
At December 31, 2024, our cash and cash equivalents and restricted cash was approximately $51.2 million, after excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $467.5 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2024.
We have considered our short-term liquidity needs through December 31, 2025, as well as the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet those needs. As of December 31, 2024, our Unsecured Credit Facility had an outstanding balance of $282.0 million, maturing on July 7, 2025, with two six-month extension options available. We are evaluating whether to extend the maturity by exercising the extension options or enter into a new facility. Additionally, we have a $300.0 million unsecured term loan maturing on August 12, 2025, with two one-year extension options. We are considering either extending the maturity by exercising the extension option or refinancing part or all of this term loan with new indebtedness. Apart from these payment obligations, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, renovations, expansions, other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet long-term (after December 31, 2025) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness, the disposition of select assets and the issuance of additional equity or debt securities, subject to market conditions.

We believe that we were in compliance with our financial covenants as of December 31, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants in 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs and our access to borrowings on our Unsecured Credit Facility may be limited if we fail to meet any of these covenants. Total debt, exclusive of unamortized debt issuance costs and unamortized discounts, at December 31, 2024 and 2023 is detailed below.

	Weighted Average Interest Rate at December 31, 2024	Outstanding Balance at		Weighted Average Maturity in Years at December 31, 2024
		December 31, 2024	December 31, 2023
		(In thousands)
Mortgage Loan Payable (A)	4.17%	$9,643	$9,978	3.6
Senior Unsecured Notes, Gross
Senior Unsecured Bonds (A)	7.58%	48,571	48,571	4.3
Private Placement Notes (A)	3.66%	950,000	950,000	5.0
Subtotal		998,571	998,571
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (B)	1.83%	200,000	200,000	1.5
2022 Unsecured Term Loan (C)	3.63%	425,000	425,000	2.8
2022 Unsecured Term Loan II (D)	4.87%	300,000	300,000	2.6
Subtotal		925,000	925,000
Unsecured Credit Facility (E)	5.19%	282,000	299,000	1.5
Total Debt		$2,215,214	$2,232,549
(A) These loans have a fixed interest rate.
(B) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.85%. We have interest rate swaps, with an aggregate notional value of $200.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 1.83% at December 31, 2024. These interest rate swaps mature in February 2026.
(C) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.84%. We have interest rate swaps, with an aggregate notional value of $425.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 3.63% at December 31, 2024. These interest rate swaps mature in September 2027.
(D) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.84%. We have interest rate swaps, with an aggregate notional value of $300.0 million, that effectively fix the SOFR rate that results in an all-in interest rate of 4.87% at December 31, 2024. These interest rate swaps mature in December 2025 ($150.0 million notional) and August 2027 ($150.0 million notional). Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, one-year extension options, subject to certain conditions.
(E) The interest rate is a variable rate based on SOFR, plus a 0.10% SOFR adjustment, plus a credit spread of 0.775% and a facility fee of 15 basis points. Our balance under our Unsecured Credit Facility changes depending on our cash needs and the interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. Weighted average maturity reflected in the table above assumes we extended the maturity pursuant to two, six-month extension options, subject to certain conditions. As of February 13, 2025, we had approximately $480.5 million available for additional borrowings under our Unsecured Credit Facility.
As of December 31, 2024, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Positive, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Our other material cash requirements from known contractual and other obligations as of December 31, 2024 include an estimate of remaining payments on the completion of development projects under construction for the Company of $177.5 million which includes all costs necessary to place the properties into service. In addition, the remaining estimated equity that the Company will need to contribute to complete the development projects in our Joint Venture is approximately $9.7 million. The majority of the construction costs and our proportionate share of equity contributions to the Joint Venture need to be funded in one year or less.
Off-Balance Sheet Arrangements
At December 31, 2024, we had letters of credit and performance bonds outstanding amounting to $32.2 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.8 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively, related to environmental expenditures. We estimate 2025 expenditures of approximately $1.9 million which has been accrued at December 31, 2024. We estimate that the aggregate expenditures which need to be expended in 2025 and beyond with regard to currently identified environmental issues will not exceed approximately $4.6 million which has been accrued at December 31, 2024.
Inflation
Inflation had a minimal impact on the operating performance of our industrial properties across our markets prior to 2021, due to relatively low inflation rates. However, inflation increased significantly in 2021 and 2022, remain elevated relative to pre-2021 levels and the future direction of inflation rates is uncertain. If inflation rates increase, this could impact our operations and financial performance. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses. Such expenses include common area expenses, utilities, insurance, real estate taxes, and certain capital expenditures for property maintenance. These measures help reduce our exposure to inflation-driven increases in property operating expenses. However, we remain exposed to certain non-reimbursable property operating expenses, such as costs associated with vacant premises. In addition, while some of our existing leases are below current market rental rates, we believe that lease renewals or re-leasing opportunities will allow us to adjust rental rates upward, aligning them more closely with market rates. These adjustments could offset inflationary pressures on our operating expenses. Inflation also continues to affect our development portfolio. Rising costs for materials and other costs increase the expense of property development, impacting our ability to achieve anticipated returns on these projects. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivatives that mitigate, but do not eliminate, the impact of interest rate changes on our Unsecured Credit Facility.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at December 31, 2024 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2024, $1,933.2 million, or 87.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $282.0 million, or 12.7%, was variable rate debt. At December 31, 2023, $1,933.5 million, or 86.6%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $299.0 million, or 13.4%, was variable rate debt. At December 31, 2024 and 2023, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes. See Material Cash Requirements for further details on the derivative instruments. As of December 31, 2024 and 2023, the estimated fair value of our debt was approximately $2,125.3 million and $2,135.7 million, respectively, based on our estimate of the then-current market interest rates.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2024 and 2023 would have increased by approximately $1.5 million and $1.3 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2024 and 2023. Additionally, if weighted average interest rates on our weighted average fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $7.5 million and $7.5 million during the years ended December 31, 2024 and 2023, respectively.

Supplemental Earnings Measure
Investors and analysts in the real estate industry commonly use funds from operations ("FFO") and net operating income ("NOI") as supplemental performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2024 incentive compensation plan.
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
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and may not be comparable to other similarly titled measures of other companies. In accordance with the NAREIT definition of FFO, we calculate FFO to be equal to net income available to First Industrial Realty Trust, Inc.'s common stockholders and participating securities, plus depreciation and other amortization of real estate, plus impairment of real estate, minus gain (or plus loss) on sale of real estate, adjusted for any associated income tax provision or benefits. Similar adjustments are made for our share of net income from an unconsolidated joint venture.
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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$287,554	$274,816	$359,134	$270,997	$195,989
Adjustments:
Depreciation and Other Amortization of Real Estate	171,207	162,098	146,448	130,062	128,814
Depreciation and Other Amortization of Real Estate in the Joint Venture	2,758	—	—	—	—
Gain on Sale of Real Estate	(111,970)	(95,650)	(128,268)	(150,310)	(86,751)
Gain on Sale of Real Estate (Including Incentive Fees) from Joint Venture	(1,756)	(28,034)	(115,024)	—	(4,443)
Income Tax Provision - Excluded from FFO	4,542	7,311	23,658	4,853	2,198
Noncontrolling Interest Share of Adjustments	(1,850)	2,126	15,222	357	(843)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$350,485	$322,667	$301,170	$255,959	$234,964

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
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(In thousands)
Same Store Revenues	$594,527	$563,949
Same Store Property Expenses	(144,221)	(135,570)
Same Store Net Operating Income Before Same Store Adjustments	$450,306	$428,379
Same Store Adjustments:
Straight-line Rent	(3,960)	(16,226)
Above (Below) Market Lease Amortization	(2,726)	(3,189)
Lease Termination Fees	(589)	(297)
Same Store Net Operating Income	$443,031	$408,667

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$287,554	$274,816
Interest Expense	82,973	74,335
Depreciation and Other Amortization of Real Estate	171,207	162,098
Depreciation and Other Amortization of Real Estate in the Joint Venture	2,758	—
Income Tax Provision - Allocable to FFO	1,533	1,381
Net Income Attributable to the Noncontrolling Interests	8,434	11,021
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(636)	(501)
Amortization of Debt Issuance Costs	3,646	3,626
Depreciation of Corporate FF&E	732	853
Gain on Sale of Real Estate	(111,970)	(95,650)
Gain on Sale of Real Estate from Joint Venture	(1,756)	(28,034)
Income Tax Provision - Excluded from FFO	4,542	7,311
General and Administrative	40,935	37,121
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(4,661)	(3,672)
Net Operating Income	$485,291	$444,705
Non-Same Store Net Operating Income	(34,985)	(16,326)
Same Store Net Operating Income Before Same Store Adjustments	$450,306	$428,379
Straight-line Rent	(3,960)	(16,226)
Above (Below) Market Lease Amortization	(2,726)	(3,189)
Lease Termination Fees	(589)	(297)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$443,031	$408,667
Subsequent Events
Subsequent to December 31, 2024, we sold two industrial buildings for a sales price of approximately $11.9 million, excluding transaction costs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8.	Financial Statements and Supplementary Data
See Index to Financial Statements and Financial Statement Schedule included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2024, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
The Company has adopted an insider trading policy which governs transactions in the Company's securities by its directors, officers, employees, consultants, and contractors or the Company itself and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedule
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 46 to 49 of this report, which is incorporated herein by reference.

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
10.4†
2024 Stock Incentive Plan, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 1, 2024, Company's File No 1-13102 and Operating Partnership's File No. 333-21873)

10.5†
Employment Agreement, dated February 11, 2020, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 13, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6*†	Employment Agreement, dated November 15, 2024, by and among First Industrial Realty Trust, Inc., First Industrial, L.P., FR Management, L.P. and Peter E. Baccile

10.7†
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

10.14†
Form of Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15*†	Form of Time Based LP Unit Award Agreement

10.16*†	Form of Time Based Restricted Stock Unit Award Agreement

10.17*†	Form of Performance Based LP Unit Award Agreement

10.18*†	Form of Performance Based Restricted Stock Unit Award Agreement

10.19*†	Executive Change in Control Severance Policy, effective February 11, 2020 and amended October 30, 2024

10.20
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

10.23
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

10.24
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

10.25
Master Forward Confirmation, dated as of February 24, 2023, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed February 24, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrants

23.1*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial Realty Trust, Inc.

23.2*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial, L.P.

23.3*	Consent of PricewaterhouseCoopers LLP with respect to DRI FR Glendale, LLC

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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

Exhibits	Description
32.2**
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
First Industrial Realty Trust, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2024, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

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
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company completed industrial property acquisitions for total consideration of $44.8 million during the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of assets acquired and liabilities assumed, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to land comparables, discount rates, terminal capitalization rates, and market rental rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over management's valuation of the assets acquired and liabilities assumed. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress, (iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates, terminal capitalization rates, and market rent. Evaluating management's assumptions relating to the land comparables, discount rates, terminal capitalization rates, and market rent involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 13, 2025

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership completed industrial property acquisitions for total consideration of $44.8 million during the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to purchase price allocation is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of assets acquired and liabilities assumed, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to land comparables, discount rates, terminal capitalization rates, and market rental rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocations, including controls over management's valuation of the assets acquired and liabilities assumed. These procedures also included, among others, (i) reading the purchase and sales agreements and (ii) testing management’s process for determining the fair value of land and building and improvements/construction in progress, (iii) testing the completeness and accuracy of the data used in the fair value estimates, (iv) evaluating the appropriateness of the valuation methods and (v) evaluating the reasonableness of significant assumptions related to land comparables, discount rates, terminal capitalization rates, and market rent. Evaluating management's assumptions relating to the land comparables, discount rates, terminal capitalization rates, and market rent involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. Professionals with specialized skill and knowledge were used to assist in obtaining audit evidence over land comparables.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 13, 2025

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,795,136	$1,756,971
Buildings and Improvements	3,897,284	3,711,718
Construction in Progress	153,972	245,391
Less: Accumulated Depreciation	(1,085,708)	(1,009,335)
Net Investment in Real Estate	4,760,684	4,704,745
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,100 and $—	4,631	—
Operating Lease Right-of-Use Assets	19,866	24,211
Cash and Cash Equivalents	44,512	43,844
Restricted Cash	7,170	—
Tenant Accounts Receivable	7,312	10,993
Investment in Joint Venture	51,180	44,663
Deferred Rent Receivable	162,883	144,033
Prepaid Expenses and Other Assets, Net	203,188	203,276
Total Assets	$5,261,426	$5,175,765
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,643	$9,978
Senior Unsecured Notes, Net	995,184	994,463
Unsecured Term Loans, Net	922,476	920,863
Unsecured Credit Facility	282,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	132,740	143,429
Operating Lease Liabilities	17,608	21,992
Rents Received in Advance and Security Deposits	104,558	106,734
Dividends and Distributions Payable	51,189	44,201
Total Liabilities	2,515,398	2,540,660
Commitments and Contingencies (see Note 14)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,349,119 and 132,289,039 shares issued and outstanding)	1,323	1,323
Additional Paid-in Capital	2,425,253	2,411,673
Retained Earnings	219,095	127,707
Accumulated Other Comprehensive Income	19,936	22,272
Total First Industrial Realty Trust, Inc.'s Equity	2,665,607	2,562,975
Noncontrolling Interests	80,421	72,130
Total Equity	2,746,028	2,635,105
Total Liabilities and Equity	$5,261,426	$5,175,765
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands, except per share data)
Revenues:
Lease Revenue	$660,967	$602,294	$532,237
Joint Venture Fees	2,545	5,159	1,322
Other Revenue	6,129	6,574	6,370
Total Revenues	669,641	614,027	539,929
Expenses:
Property Expenses	182,821	165,655	143,663
General and Administrative	40,935	37,121	33,972
Joint Venture Development Services Expense	1,529	3,667	909
Depreciation and Other Amortization	171,939	162,951	147,420
Total Expenses	397,224	369,394	325,964
Other Income (Expense):
Gain on Sale of Real Estate	111,970	95,650	128,268
Interest Expense	(82,973)	(74,335)	(49,013)
Amortization of Debt Issuance Costs	(3,646)	(3,626)	(3,187)
Total Other Income (Expense)	25,351	17,689	76,068
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	297,768	262,322	290,033
Equity in Income of Joint Venture	4,295	32,207	114,942
Income Tax Provision	(6,075)	(8,692)	(23,363)
Net Income	295,988	285,837	381,612
Less: Net Income Attributable to the Noncontrolling Interests	(8,434)	(11,021)	(22,478)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$287,554	$274,816	$359,134
Net Income Allocable to Participating Securities	(211)	(232)	(348)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$287,343	$274,584	$358,786
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.17	$2.08	$2.72
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.17	$2.07	$2.72
Weighted Average Shares Outstanding - Basic	132,369	132,264	132,024
Weighted Average Shares Outstanding - Diluted	132,416	132,341	132,103
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Net Income	$295,988	$285,837	$381,612
Mark-to-Market (Loss) Gain on Derivative Instruments	(2,767)	(11,754)	38,107
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	293,631	274,493	420,129
Comprehensive Income Attributable to Noncontrolling Interests	(8,371)	(10,736)	(23,366)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$285,260	$263,757	$396,763
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in Capital	(Distributions in Excess of Accumulated Earnings) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2021	$1,317	$2,376,026	$(178,293)	$(4,238)	$53,560	$2,248,372
Net Income	—	—	359,134	—	22,478	381,612
Other Comprehensive Income	—	—	—	37,629	888	38,517
Issuance of Common Stock, Net of Issuance Costs	2	12,744	—	—	—	12,746
Stock Based Compensation Activity	1	3,526	(1,483)	—	11,299	13,343
Common Stock Dividends and Unit Distributions ($1.18 Per Share/Unit)	—	—	(156,227)	—	(3,749)	(159,976)
Conversion of Limited Partner Units to Common Stock	1	2,443	—	—	(2,444)	—
Contributions from Noncontrolling Interests	—	—	—	—	103	103
Distributions to Noncontrolling Interests	—	—	—	—	(4,418)	(4,418)
Reallocation—Additional Paid-in Capital	—	6,595	—	—	(6,595)	—
Reallocation—Other Comprehensive Income	—	—	—	21	(21)	—
Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	274,816	—	11,021	285,837
Other Comprehensive Loss	—	—	—	(11,059)	(285)	(11,344)
Stock Based Compensation Activity	2	3,827	(712)	—	11,992	15,109
Common Stock Dividends and Unit Distributions ($1.28 Per Share/Unit)	—	—	(169,528)	—	(3,727)	(173,255)
Conversion of Limited Partner Units to Common Stock	—	1,332	—	—	(1,332)	—
Retirement of Limited Partner Units	—	—	—	—	(18)	(18)
Distributions to Noncontrolling Interests	—	—	—	—	(11,523)	(11,523)
Reallocation—Additional Paid-in Capital	—	5,180	—	—	(5,180)	—
Reallocation—Other Comprehensive Income	—	—	—	(81)	81	—
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	287,554	—	8,434	295,988
Other Comprehensive Loss	—	—	—	(2,294)	(63)	(2,357)
Stock Based Compensation Activity	—	2,565	(6)	—	16,049	18,608
Common Stock Dividends and Unit Distributions ($1.48 Per Share/Unit)	—	—	(196,160)	—	(4,905)	(201,065)
Conversion of Limited Partner Units to Common Stock	—	67	—	—	(67)	—
Retirement of Limited Partner Units	—	—	—	—	(108)	(108)
Distributions to Noncontrolling Interests	—	—	—	—	(143)	(143)
Reallocation—Additional Paid-in Capital	—	10,948	—	—	(10,948)	—
Reallocation—Other Comprehensive Income	—	—	—	(42)	42	—
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$295,988	$285,837	$381,612
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	139,202	130,427	119,477
Amortization of Debt Issuance Costs	3,646	3,626	3,187
Other Amortization, Including Equity Based Compensation	37,091	34,088	32,845
Equity in Income of Joint Ventures	(4,295)	(32,207)	(114,942)
Distributions from Joint Ventures	2,945	7,400	118,034
Gain on Sale of Real Estate	(111,970)	(95,650)	(128,268)
Gain on Involuntary Conversion	—	—	(1,495)
Straight-line Rental Income and Expense, Net	(20,801)	(21,925)	(25,962)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(710)	(2,363)	(4,852)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	11,392	(4,418)	31,307
Net Cash Provided by Operating Activities	352,488	304,815	410,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(73,861)	(131,057)	(305,326)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(215,565)	(361,927)	(522,368)
Net Proceeds from Sales of Investments in Real Estate	158,924	120,411	175,409
(Increase) Decrease in Escrow Deposits	(150)	3,877	(450)
Proceeds from Involuntary Conversion	—	—	1,495
Contributions to and Investments in Joint Ventures	(5,729)	(12,349)	(5,616)
Distributions from Joint Ventures	—	—	29,356
Other Investing Activity	4,761	2,739	(1,608)
Net Cash Used in Investing Activities	(131,620)	(378,306)	(629,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(61)	(5,265)
Proceeds from the Issuance of Common Stock, Net of Underwriter's Discount	—	—	12,823
Income Taxes Paid on Vested Equity Compensation	(2,070)	(2,510)	(2,942)
Common Stock Dividends and Unit Distributions Paid	(193,482)	(169,368)	(155,333)
Repayments on Mortgage Loans Payable	(335)	(321)	(69,465)
Proceeds from Unsecured Term Loans	—	—	465,000
Proceeds from Unsecured Credit Facility	321,000	374,000	720,000
Repayments on Unsecured Credit Facility	(338,000)	(218,000)	(656,000)
Contributions from Noncontrolling Interests	—	—	103
Distributions to Noncontrolling Interests	(143)	(11,523)	(4,418)
Net Cash (Used in) Provided by Financing Activities	(213,030)	(27,783)	304,503
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,838	(101,274)	86,338
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Year	$51,682	$43,844	$145,118

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$82,871	$72,881	$46,445
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$8,283	$13,791	$16,298
Income Taxes Paid	$5,299	$27,754	$3,760
Cash Paid for Operating Lease Liabilities	$3,539	$3,348	$3,444
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$658	$941	$949
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$51,189	$44,201	$41,259
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(67)	$(1,332)	$(2,444)
Common Stock	—	—	1
Additional Paid-in Capital	67	1,332	2,443
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$682	$528	$2,115
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$46,257	$55,876	$86,456
Improvements Funded by Tenant	$1,069	$3,878	$610
Write-off of Fully Depreciated Assets	$(33,909)	$(33,529)	$(35,716)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,795,136	$1,756,971
Buildings and Improvements	3,897,284	3,711,718
Construction in Progress	153,972	245,391
Less: Accumulated Depreciation	(1,085,708)	(1,009,335)
Net Investment in Real Estate (including $296,588 and $302,869 related to consolidated variable interest entities, see Note 5)	4,760,684	4,704,745
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $4,100 and $—	4,631	—
Operating Lease Right-of-Use Assets	19,866	24,211
Cash and Cash Equivalents	44,512	43,844
Restricted Cash	7,170	—
Tenant Accounts Receivable	7,312	10,993
Investment in Joint Venture	51,180	44,663
Deferred Rent Receivable	162,883	144,033
Prepaid Expenses and Other Assets, Net	212,417	212,559
Total Assets	$5,270,655	$5,185,048
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,643	$9,978
Senior Unsecured Notes, Net	995,184	994,463
Unsecured Term Loans, Net	922,476	920,863
Unsecured Credit Facility	282,000	299,000
Accounts Payable, Accrued Expenses and Other Liabilities	132,740	143,429
Operating Lease Liabilities	17,608	21,992
Rents Received in Advance and Security Deposits	104,558	106,734
Distributions Payable	51,189	44,201
Total Liabilities	2,515,398	2,540,660
Commitments and Contingencies (see Note 14)
Partners' Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (132,349,119 and 132,289,039 units outstanding)	2,598,962	2,505,150
Limited Partners Units (3,640,860 and 3,378,165 units outstanding)	127,870	109,003
Accumulated Other Comprehensive Income	20,485	22,842
Total First Industrial L.P.'s Partners' Capital	2,747,317	2,636,995
Noncontrolling Interests	7,940	7,393
Total Partners' Capital	2,755,257	2,644,388
Total Liabilities and Partners' Capital	$5,270,655	$5,185,048
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$660,967	$602,294	$532,237
Joint Venture Fees	2,545	5,159	1,322
Other Revenue	6,129	6,574	6,370
Total Revenues	669,641	614,027	539,929
Expenses:
Property Expenses	182,821	165,655	143,663
General and Administrative	40,935	37,121	33,972
Joint Venture Development Services Expense	1,529	3,667	909
Depreciation and Other Amortization	171,939	162,951	147,420
Total Expenses	397,224	369,394	325,964
Other Income (Expense):
Gain on Sale of Real Estate	111,970	95,650	128,268
Interest Expense	(82,973)	(74,335)	(49,013)
Amortization of Debt Issuance Costs	(3,646)	(3,626)	(3,187)
Total Other Income (Expense)	25,351	17,689	76,068
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	297,768	262,322	290,033
Equity in Income of Joint Venture	4,295	32,207	114,942
Income Tax Provision	(6,075)	(8,692)	(23,363)
Net Income	295,988	285,837	381,612
Less: Net Income Attributable to the Noncontrolling Interests	(744)	(4,136)	(14,093)
Net Income Available to Unitholders and Participating Securities	$295,244	$281,701	$367,519
Net Income Allocable to Participating Securities	(574)	(551)	(877)
Net Income Available to Unitholders	294,670	281,150	366,642
Basic Earnings Per Unit:
Net Income Available to Unitholders	$2.18	$2.09	$2.73
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$2.18	$2.08	$2.72
Weighted Average Units Outstanding - Basic	135,092	134,777	134,229
Weighted Average Units Outstanding - Diluted	135,426	135,249	134,681
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Net Income	$295,988	$285,837	$381,612
Mark-to-Market (Loss) Gain on Derivative Instruments	(2,767)	(11,754)	38,107
Amortization of Derivative Instruments	410	410	410
Comprehensive Income	293,631	274,493	420,129
Comprehensive Income Attributable to Noncontrolling Interests	(744)	(4,136)	(14,093)
Comprehensive Income Attributable to Unitholders	$292,887	$270,357	$406,036
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance as of December 31, 2021	$2,175,549	$81,435	$(4,331)	$4,954	$2,257,607
Net Income	359,045	8,474	—	14,093	381,612
Other Comprehensive Income	—	—	38,517	—	38,517
Contribution of General Partner Units, Net of Issuance Costs	12,746	—	—	—	12,746
Stock Based Compensation Activity	2,044	11,299	—	—	13,343
Unit Distributions ($1.18 Per Unit)	(156,227)	(3,749)	—	—	(159,976)
Conversion of Limited Partner Units to General Partner Units	2,444	(2,444)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	242	242
Distributions to Noncontrolling Interests	—	—	—	(4,511)	(4,511)
Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	274,628	7,073	—	4,136	285,837
Other Comprehensive Loss	—	—	(11,344)	—	(11,344)
Stock Based Compensation Activity	3,117	11,992	—	—	15,109
Unit Distributions ($1.28 Per Unit)	(169,528)	(3,727)	—	—	(173,255)
Conversion of Limited Partner Units to General Partner Units	1,332	(1,332)	—	—	—
Retirement of Limited Partner Units	—	(18)	—	—	(18)
Contributions from Noncontrolling Interests	—	—	—	30	30
Distributions to Noncontrolling Interests	—	—	—	(11,551)	(11,551)
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	287,346	7,898	—	744	295,988
Other Comprehensive Loss	—	—	(2,357)	—	(2,357)
Stock Based Compensation Activity	2,559	16,049	—	—	18,608
Unit Distributions ($1.48 Per Unit)	(196,160)	(4,905)	—	—	(201,065)
Conversion of Limited Partner Units to General Partner Units	67	(67)	—	—	—
Retirement of Limited Partner Units	—	(108)	—	—	(108)
Contributions from Noncontrolling Interests	—	—	—	42	42
Distributions to Noncontrolling Interests	—	—	—	(239)	(239)
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$295,988	$285,837	$381,612
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	139,202	130,427	119,477
Amortization of Debt Issuance Costs	3,646	3,626	3,187
Other Amortization, Including Equity Based Compensation	37,091	34,088	32,845
Equity in Income of Joint Ventures	(4,295)	(32,207)	(114,942)
Distributions from Joint Ventures	2,945	7,400	118,034
Gain on Sale of Real Estate	(111,970)	(95,650)	(128,268)
Gain on Involuntary Conversion	—	—	(1,495)
Straight-line Rental Income and Expense, Net	(20,801)	(21,925)	(25,962)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(656)	(2,365)	(4,898)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	11,392	(4,418)	31,307
Net Cash Provided by Operating Activities	352,542	304,813	410,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(73,861)	(131,057)	(305,326)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(215,565)	(361,927)	(522,368)
Net Proceeds from Sales of Investments in Real Estate	158,924	120,411	175,409
(Increase) Decrease in Escrow Deposits	(150)	3,877	(450)
Proceeds from Involuntary Conversion	—	—	1,495
Contributions to and Investments in Joint Ventures	(5,729)	(12,349)	(5,616)
Distributions from Joint Ventures	—	—	29,356
Other Investing Activity	4,761	2,739	(1,608)
Net Cash Used in Investing Activities	(131,620)	(378,306)	(629,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and Equity Issuance Costs	—	(61)	(5,265)
Contribution of General Partner Units	—	—	12,823
Income Taxes Paid on Vested Equity Compensation	(2,070)	(2,510)	(2,942)
Unit Distributions Paid	(193,482)	(169,368)	(155,333)
Contributions from Noncontrolling Interests	42	30	242
Distributions to Noncontrolling Interests	(239)	(11,551)	(4,511)
Repayments on Mortgage Loans Payable	(335)	(321)	(69,465)
Proceeds from Unsecured Term Loans	—	—	465,000
Proceeds from Unsecured Credit Facility	321,000	374,000	720,000
Repayments on Unsecured Credit Facility	(338,000)	(218,000)	(656,000)
Net Cash (Used in) Provided by Financing Activities	(213,084)	(27,781)	304,549
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,838	(101,274)	86,338
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,844	145,118	58,780
Cash, Cash Equivalents and Restricted Cash, End of Year	$51,682	$43,844	$145,118

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$82,871	$72,881	$46,445
Interest Expense Capitalized in Connection with Development Activity and Joint Venture Investment	$8,283	$13,791	$16,298
Income Taxes Paid	$5,299	$27,754	$3,760
Cash Paid for Operating Lease Liabilities	$3,539	$3,348	$3,444
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$658	$941	$949
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$51,189	$44,201	$41,259
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(67)	$(1,332)	$(2,444)
General Partner Units	67	1,332	2,444
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$682	$528	$2,115
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$46,257	$55,876	$86,456
Improvements Funded by Tenant	$1,069	$3,878	$610
Write-off of Fully Depreciated Assets	$(33,909)	$(33,529)	$(35,716)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.3% and 97.5% ownership interest ("General Partner Units") at December 31, 2024 and 2023, respectively. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 2.7% and 2.5% at December 31, 2024 and 2023, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of December 31, 2024, we owned 416 industrial properties located in 19 states, containing an aggregate of approximately 67.5 million square feet of gross leasable area ("GLA"). Of the 416 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements at December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2024 and 2023, and the reported amounts of revenues and expenses for each of the years ended December 31, 2024, 2023 and 2022. Actual results could differ from those estimates.
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
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for potential impairment and record a provision if impairments are identified. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss equal to the amount in which carrying value exceeds the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimates and assumptions relating to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.
We classify properties and related assets and liabilities as held for sale when the sale of an asset has been approved by management, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. Once classified as held for sale, the respective assets and liabilities are presented separately on the Consolidated Balance Sheets. Depreciation ceases and the properties are valued at the lower of depreciated cost or fair value, less costs to dispose.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized to development projects from the point we begin undergoing activity necessary to get the development ready for its intended use. Interest is capitalized based on the weighted average borrowing rate during the construction period. Upon substantial completion, we reclassify construction in progress to building and tenant improvements and commence depreciation.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	3 to 50
Land Improvements	4 to 25
Furniture, Fixtures and Equipment	2 to 5
Tenant Improvements	Shorter of Useful Life or Terms of Related Lease
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

Deferred leasing intangibles, net of accumulated amortization, included in Prepaid Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets consist of the following:

	December 31, 2024	December 31, 2023
In-Place Leases	$14,390	$16,199
Above Market Leases	2,485	2,435
Below Market Ground Lease Obligation	1,371	1,417
Tenant Relationships	1,065	1,467
Total Included in Prepaid Expenses and Other Assets, Net is net of $25,188 and $28,205 of Accumulated Amortization	$19,311	$21,518
Below Market Leases	$8,856	$11,851
Total Included in Accounts Payable, Accrued Expenses and Other Liabilities is net of $17,632 and $16,796 of Accumulated Amortization	$8,856	$11,851
Amortization expense related to in-place leases and tenant relationships was $5,419, $6,735 and $6,098 for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, lease revenue increased by $3,482, $4,430 and $2,679, respectively, related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years for properties owned as of December 31, 2024 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2025	$4,201	$2,492
2026	$3,314	$1,635
2027	$2,434	$1,048
2028	$1,855	$848
2029	$1,263	$386
Debt Issuance Costs
Debt issuance costs, which include fees and costs incurred to obtain long-term financing, are amortized over the terms of the respective loans. Unamortized debt issuance costs are written-off when debt is retired before the maturity date. Debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt liability, consistent with the treatment of debt discounts, except for the debt issuance costs related to the unsecured credit facility which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets.
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
Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2024 and 2023 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2024, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
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
We assess the collectibility of lease receivables (including future minimum rental payments) at commencement and throughout the lease term. If we conclude that collection of lease payments is not probable at lease commencement, we will recognize lease payments only as they are received. If collection of lease payments is concluded to be probable at commencement and our assessment of collectibility changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue and revenue will subsequently be accounted for on a cash basis until such time that collection of future rent is deemed probable.

If a lease provides for tenant improvements, we determine whether we or the tenant is the owner of the tenant improvements. When we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized as revenue over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance paid to tenant as a lease inducement and amortize it as a reduction of revenue over the lease term.
We recognize fees received from tenants to fully terminate their lease prior to the contractual end date on a straight-line basis from the notification date through the revised lease end date.
Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as the cost of our property management personnel and other costs of managing our properties. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. We exclude from property expenses certain lessor costs, such as real estate taxes, that the we contractually require tenants to pay directly to a third party on our behalf. The amounts paid directly to third parties by tenants for lessor costs are also excluded from lease revenues.
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

Segment Reporting

Management views the Company as operating within a single business segment. Our primary activities include acquiring, developing, leasing and managing industrial properties across various geographic markets within the United States. We manage our operations on a consolidated basis to assess performance and make strategic operating decisions. Although we have target markets, we do not operate individual markets independently from our overall portfolio nor do we distinguish our business or group our operations on a geographical basis for purposes of assessing overall performance. Our Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM").

The CODM uses consolidated net income as the primary measure to assess overall company performance and to allocate resources. Consolidated net income is presented in our Consolidated Financial Statements and provides a comprehensive view of the Company's financial performance, including both property and non-property financial results. The CODM reviews significant expenses associated with the Company's single operating segment, including property-related and corporate-level costs, which are presented in the Consolidated Statements of Operations.
We do not report asset information for our single segment as it is not utilized by our CODM for assessing performance or allocating resources. Asset values for our properties are reported in our Consolidated Balance Sheets at historical cost which may not reflect current market value.
Our property portfolio is well diversified across a broad range of tenants and industries. No single tenant or property accounted for more than 10% of our total revenue for the years ended December 31, 2024, 2023, and 2022.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. In addition, entities with a single reportable segment must now provide all disclosures required by the amendments in ASU 2023-07, as well as all existing segment disclosures required in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim reporting periods with fiscal years beginning after December 31, 2024. We adopted ASU 2023-07 beginning with our fiscal year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on our Consolidated Financial Statements. Additional required disclosures related to ASU 2023-07 are included above.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods in fiscal years beginning after December 15, 2024, and should be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to determine its impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement.. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties and land parcels for the years ended December 31, 2024, 2023 and 2022. We accounted for the properties and land parcels as asset acquisitions and capitalized transaction costs to the basis of the acquired assets. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2024, 2023 or 2022.

	Year Ended December 31,
	2024	2023	2022
Number of Industrial Properties Acquired	5	4	11
GLA (in millions)	0.3	0.2	0.5
Purchase Price of Industrial Properties Acquired	$44,765	$43,950	$137,126
Purchase Price of Income Producing Land Parcels Acquired (A)	—	—	56,525
Purchase Price of Land Parcels Acquired (B)	25,924	80,554	105,486
Total Purchase Price (C)	$70,689	$124,504	$299,137
(A) For the year ended December 31, 2022, includes $11,676, $1,577, $3,850 and ($4,950) allocated to building improvements/construction in progress, other assets, in-place leases and below market leases, respectively.
(B) For the year ended December 31, 2023, includes $1,334 and $763 allocated to above market leases and in-place leases, respectively.
(C) Purchase price excludes closing costs.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Land	$42,399	$110,025
Building and Improvements/Construction in Progress	24,635	10,659
Other Assets	931	785
In-Place Leases	3,209	3,091
Above Market Leases	333	1,464
Below Market Leases	(818)	(1,520)
Total Purchase Price	$70,689	$124,504
Sales
The following table summarizes our property and land dispositions for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Number of Industrial Properties Sold	22	11	9
GLA (in millions) (A)	1.2	1.0	2.2
Gross Proceeds from the Sale of Real Estate (A)	$162,757	$125,293	$178,340
Gain on Sale of Real Estate (A)	$111,970	$95,650	$128,268
(A) Gross proceeds and gain on sale of real estate include the sale of two land parcels for the year ended December 31, 2023 and one land parcel for the year ended December 31, 2022.
Real Estate Held for Sale
As of December 31, 2024, we had two industrial properties held for sale totaling approximately 0.1 million square feet of GLA.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2024	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2024	December 31, 2023
Mortgage Loan Payable	$9,643	$9,978	4.17%	4.17%	8/1/2028

Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(3,347)	(4,062)
Unamortized Discounts	(40)	(46)
Senior Unsecured Notes, Net	$995,184	$994,463
Unsecured Term Loans, Gross
2021 Unsecured Term Loan (A)	200,000	200,000	1.83%	N/A	7/7/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.63%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.87%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(2,524)	(4,137)
Unsecured Term Loans, Net	$922,476	$920,863
Unsecured Credit Facility (C)	$282,000	$299,000	5.19%	N/A	7/7/2025
(A) The interest rate at December 31, 2024 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 12.
(B) At our option, we may extend the maturity pursuant to two, one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two, six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $713 and $2,036 as of December 31, 2024 and 2023, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets.
Mortgage Loan Payable
During the year ended December 31, 2022, we paid off mortgage loans in the amount of $67,973.
As of December 31, 2024, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $30,232. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of December 31, 2024.

Senior Unsecured Notes, Net
The senior notes issued in a private placement (the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
Unsecured Term Loans, Net
On August 12, 2022, we entered into a three-year, $300,000 unsecured term loan (the "2022 Unsecured Term Loan II"), with the full principal borrowed on November 1, 2022. The 2022 Unsecured Term Loan II has a maturity date of August 2025, with the option to extend the term for up to two additional, one-year periods, subject to certain conditions. At December 31, 2024, the 2022 Unsecured Term Loan II requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 84 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio, credit ratings and sustainability-linked pricing metrics. Additionally, we have interest rate swaps with an aggregate notional value of $300,000 that effectively lock the SOFR rate at 3.93%. The all-in interest rate at December 31, 2024 is 4.87%. $150,000 of the notional amount of the interest rate swaps matures in December 2025, while the remaining $150,000 of the notional amount of the interest rate swaps matures in August 2027. See Note 12 for additional information.
On April 18, 2022, we entered into a five-year, $425,000 unsecured term loan (the "2022 Unsecured Term Loan"), which matures in October 2027. At December 31, 2024, the 2022 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 84 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio, credit ratings and sustainability-linked pricing metrics. Additionally, we have interest rate swaps with an aggregate notional value of $425,000 that lock the SOFR rate at 2.69%. The all-in interest rate at December 31, 2024 is 3.63%. The interest rate swaps mature September 30, 2027. See Note 12 for additional information.
Our $200,000 unsecured term loan (the "2021 Unsecured Term Loan") matures on July 7, 2026. At December 31, 2024, the 2021 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 85 basis points. The interest rate is subject to adjustment based on our leverage and investment grade rating. Additionally, we have interest rate swaps with an aggregate notional value of $200,000 that fixed the SOFR rate component at 0.88% for the year ended December 31, 2024 and mature in February 2026. The all-in interest rate at December 31, 2024 is 1.83%. See Note 12 for additional information. We may request an increase in the borrowing capacity to $460,000, subject to certain restrictions.
The "Unsecured Term Loans" are comprised of the 2021 Unsecured Term Loan, the 2022 Unsecured Term Loan and the 2022 Unsecured Term Loan II.
Unsecured Credit Facility
Our $750,000 revolving credit agreement (the "Unsecured Credit Facility") has a maturity date of July 7, 2025, with the option to extend the term by up to two, six-month periods, subject to certain conditions. At December 31, 2024, the Unsecured Credit Facility requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 0.10% SOFR adjustment, a credit spread, of 77.5 basis points and a facility fee of 15 basis points. Both the interest rate and facility fee are each subject to adjustments based on our leverage and investment grade rating. We may request an increase in the borrowing capacity under the Unsecured Credit Facility to $1,000,000, subject to certain restrictions.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of December 31, and thereafter:

Amount
2025	$582,348
2026	200,364
2027	556,449
2028	190,453
2029	225,000
Thereafter	460,600
Total	$2,215,214

Our Unsecured Credit Facility, our Unsecured Term Loans, our Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of December 31, 2024. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2024 and 2023, the fair value of our indebtedness was as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,643	$9,326	$9,978	$9,666
Senior Unsecured Notes, Net	998,531	909,012	998,525	902,042
Unsecured Term Loans	925,000	924,814	925,000	925,000
Unsecured Credit Facility	282,000	282,162	299,000	299,000
Total	$2,215,174	$2,125,314	$2,232,503	$2,135,708
(A) The carrying amounts include unamortized discounts and exclude unamortized debt issuance costs.
The fair value of our mortgage loan payable was determined by discounting the future cash flows using current rates at which similar loans with comparable remaining maturities would be issued. These rates were internally estimated. The fair value of the senior unsecured notes was determined based on current rates as advised by our bankers. These rates were based upon recent trades within the same series of the senior unsecured notes, trades for senior unsecured notes with comparable maturities, trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. For the Unsecured Credit Facility and the Unsecured Term Loans, the fair value was calculated by discounting future cash flows using current rates, as advised by our bankers, reflecting rates at which loans with similar terms and credit ratings would be issued, assuming no repayment before maturity. We concluded that our fair value determination for our mortgage loan payable, senior unsecured notes, Unsecured Term Loans and Unsecured Credit Facility primarily relied on Level 3 inputs.

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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our Consolidated Balance Sheets, net of intercompany amounts:

	December 31, 2024	December 31, 2023
ASSETS
Assets:
Net Investment in Real Estate	$296,588	$302,869
Operating Lease Right-of-Use Assets	12,818	12,910
Cash and Cash Equivalents	2,463	2,221
Deferred Rent Receivable	16,060	15,601
Prepaid Expenses and Other Assets, Net	11,937	12,945
Total Assets	$339,866	$346,546
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$8,625	$9,698
Operating Lease Liabilities	10,186	10,219
Rents Received in Advance and Security Deposits	8,412	8,368
Partners' Capital	312,643	318,261
Total Liabilities and Partners' Capital	$339,866	$346,546
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
During the years ended December 31, 2024, 2023 and 2022, we earned fees of $3,105, $6,473 and $1,717, respectively, from the Joint Venture related to asset management, property management, leasing and development services we provided to the Joint Venture, of which we deferred recognition of $560, $1,314 and $395, respectively, due to our economic interest in the Joint Venture. During the years ended December 31, 2024, 2023 and 2022, we incurred fees of $1,529, $3,667 and $909, respectively, related to third-party development, property management and leasing services associated with the Joint Venture. At December 31, 2024 and 2023, we had a receivable from the Joint Venture of $364 and $138, respectively.

Net income of the Joint Venture for the years ended December 31, 2024, 2023 and 2022 was $6,223, $46,664 and $171,511, respectively. Net income during the year ended December 31, 2024, included gain on sale of real estate of $2,545 representing deferred gains from land sales in 2023 and 2022, which were recognized under the percentage-of-completion method as the Joint Venture completed required infrastructure work for the purchasers. Our economic share of the 2024 gain on sale was $1,247. Net income for 2023 included gain on sale of real estate of $40,616 related to the sale of approximately 31 acres of land, which our economic share of the gain on sale was $19,902. Net income for 2022 included gain on sale of real estate of $171,671 related to the sale of approximately 391 acres of land, which our economic share of the gain on sale was $84,119.
For the years ended December 31, 2024, 2023 and 2022, we earned incentive fees of $1,245, $9,369 and $31,308, respectively, from the Joint Venture, which are reflected in the Equity In Income of Joint Venture line item on the Consolidated Statements of Operations.
During the year ended December 31, 2024, the Joint Venture substantially completed development of three buildings totaling an aggregate 1.8 million square feet of GLA (the "Project"). During the year ended December 31, 2022, in connection with the Project, the Joint Venture entered into a construction loan with a capacity of $149,514 with a third-party lender (the "Joint Venture Loan"). At December 31, 2024 and 2023, the balance of the Joint Venture Loan is $131,111 and $95,711, respectively, excluding $269 and $730, respectively, of unamortized debt issuance costs. With respect to the Joint Venture Loan, we provided a completion guarantee to the lender and our third-party joint venture partner that requires the Company to timely complete construction of the Project. Total estimated investment for the Project is approximately $229,363 and the Joint Venture is using a third-party general contractor to develop the buildings pursuant to a guaranteed maximum price contract. We also provided a guarantee to the lender related to typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.
As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreements of each Joint Venture in order to determine our rights and the rights of our joint venture partners, including whether those rights are protective or participating. Each operating agreement contains certain protective rights, such as the requirement of both members' approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. Also, we and our Joint Venture partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of each Joint Venture. As such, we concluded to account for our investments in each Joint Venture under the equity method of accounting.

6. Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company
The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of Limited Partner Units issued in connection with the grant of restricted limited partner Units ("RLP Units") pursuant to the Company's stock incentive plan, are collectively referred to as the "Noncontrolling Interests." An RLP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a "profits interest" for U.S. federal income tax purposes and is an award that is granted under our Stock Incentive Plan (see Note 11). Generally, RLP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of Common Stock underlying such RLP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an RLP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such RLP Unit (which will initially be zero) equal to, on a per-unit basis, the book capital account balance associated with a "common" Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder to one share of Common Stock or a cash equivalent, at the Company's option. Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. For the years ended December 31, 2024, 2023 and 2022, our partner's share of the Joint Venture Partnership's income was $537, $3,949 and $14,003, respectively, and was reflected in the Equity in Income of Joint Venture and the Net Income Attributable to the Noncontrolling Interests line items in the Consolidated Statements of Operations. At December 31, 2024 and 2023, the Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $6,838 and $6,444, respectively.
Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2024, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $182,516 or by issuing 3,640,860 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2024 and 2023, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed in Note 11, for the three years ended December 31, 2024:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2021	131,747,725	134,682,928
Issuance of Common Stock/Contribution of General Partner Units under our Prior ATM (as further described below)	218,230	218,230
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	280,081
Vesting of Service Awards and Performance Units (as defined in Note 11)	49,964	49,964
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	(13,437)	(33,934)
Conversion of Limited Partner Units (A)	139,021	—
Balance at December 31, 2022	132,141,503	135,197,269
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	405,618
Vesting of Service Awards and Performance Units (as defined in Note 11)	73,840	73,840
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(9,193)
Conversion of Limited Partner Units (A)	73,696	—
Retirement of Limited Partner Units (B)	—	(330)
Balance at December 31, 2023	132,289,039	135,667,204
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	396,400
Vesting of Service Awards and Performance Units (as defined Note 11)	56,646	56,646
Repurchase and Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(125,842)
Conversion of Limited Partner Units (A)	3,434	—
Retirement of Limited Partner Units (B)	—	(4,429)
Balance at December 31, 2024	132,349,119	135,989,979
(A) For the years ended December 31, 2024, 2023 and 2022, 3,434, 73,696 and 139,021 Limited Partner Units, respectively, were converted into an equivalent number of shares of the Company's common stock, resulting in a reclassification of $67, $1,332 and $2,444, respectively, from noncontrolling interest to the Company's equity.
(B) During the years ended December 31, 2024 and 2023, 4,429 and 330 Limited Partner Units, respectively, were redeemed by a unitholder for cash and were retired by the Operating Partnership.

ATM Program
On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time through "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions.
During the years ended December 31, 2024 and 2023, we did not issue shares of the Company's common stock under the ATM Program. During the year ended December 31, 2022, we issued 218,230 shares of the Company's common stock in "at-the-market" offerings pursuant to distribution agreements that were entered into on February 14, 2020 (the "Prior ATM") and which were terminated on February 24, 2023 in connection with the ATM Program. The issuance of common stock in "at-the-market" offerings pursuant to the Prior ATM during the year ended December 31, 2022 resulted in $12,823 of net proceeds and payment of compensation to certain sales agents of $130.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2024 Total Dividend/ Distribution	2023 Total Dividend/ Distribution	2022 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$201,065	$173,255	$159,976

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2024 and 2023:

	Derivative Instruments	Total for Operating Partnership	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2022	$34,186	$34,186	$(774)	$33,412
Other Comprehensive Income Before Reclassifications	9,829	9,829	204	10,033
Amounts Reclassified from Accumulated Other Comprehensive Income	(21,173)	(21,173)	—	(21,173)
Net Current Period Other Comprehensive Loss	(11,344)	(11,344)	204	(11,140)
Balance as of December 31, 2023	$22,842	$22,842	$(570)	$22,272
Other Comprehensive Income Before Reclassifications	20,410	20,410	21	20,431
Amounts Reclassified from Accumulated Other Comprehensive Income	(22,767)	(22,767)	—	(22,767)
Net Current Period Other Comprehensive Loss	(2,357)	(2,357)	21	(2,336)
Balance as of December 31, 2024	$20,485	$20,485	$(549)	$19,936
The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for both the Company and the Operating Partnership for the years ended December 31, 2024, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	410	410	410	Interest Expense
Net Settlement Receipts from our Counterparties	(23,177)	(21,583)	(914)	Interest Expense
	$(22,767)	$(21,173)	$(504)	Total
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$287,343	$274,584	$358,786
Denominator (In Thousands):
Weighted Average Shares - Basic	132,369	132,264	132,024
Effect of Dilutive Securities:
Performance Units (See Note 11)	47	77	79
Weighted Average Shares - Diluted	132,416	132,341	132,103
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.17	$2.08	$2.72
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$2.17	$2.07	$2.72
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net Income Available to Unitholders	$294,670	$281,150	$366,642
Denominator (In Thousands):
Weighted Average Units - Basic	135,092	134,777	134,229
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Performance Units and certain Performance RLP Units (See Note 11)	334	472	452
Weighted Average Units - Diluted	135,426	135,249	134,681
Basic EPU:
Net Income Available to Unitholders	$2.18	$2.09	$2.73
Diluted EPU:
Net Income Available to Unitholders	$2.18	$2.08	$2.72
At December 31, 2024, 2023 and 2022, participating securities for the Company included 92,663, 100,795 and 143,080, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2024, 2023, and 2022, participating securities for the Operating Partnership included 259,957, 253,955 and 336,030, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2024, 2023 and 2022, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax provision for the years ended December 31, 2024, 2023 and 2022 is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(174)	$(22,424)	$(226)
State	(5,623)	(6,319)	(356)
Deferred:
Federal	(209)	16,922	(19,154)
State	(69)	3,129	(3,627)
Total Income Tax Provision	$(6,075)	$(8,692)	$(23,363)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2024, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2021 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2024, 2023 and 2022.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2024, 2023 and 2022, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2024	As a Percentage of Distributions	2023	As a Percentage of Distributions	2022	As a Percentage of Distributions
Ordinary Income (A)	$0.7080	47.84%	$0.6756	52.78%	$1.0720	90.85%
Unrecaptured Section 1250 Capital Gain	0.2948	19.92%	0.0536	4.19%	0.0060	0.51%
Other Capital Gain (B)	0.4772	32.24%	0.0956	7.47%	0.0168	1.42%
Qualified Dividend	—	0.00%	0.4552	35.56%	0.0852	7.22%
	$1.4800	100.00%	$1.2800	100.00%	$1.1800	100.00%
(A) For the years ended December 31, 2024, 2023 and 2022, the Code Section 199A dividend is equal to the total ordinary income dividend.
(B) For the years ended December 31, 2024, 2023 and 2022, Section 1061 of the Code related to Capital Gains for the One Year Amounts was 0%, 0% and 52.0%, respectively, and for the Three Year Amounts was 0%, 0% and 12.6%, respectively.

10. Leases
Lessee Disclosures
We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to five years and our ground leases have remaining terms of 30 years to 45 years. For the year ended December 31, 2024, we recognized $3,398 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2024, and thereafter:

2025	$2,638
2026	2,130
2027	1,676
2028	1,429
2029	1,144
Thereafter	41,169
Total Lease Payments	50,186
Less Imputed Interest (A)	(32,578)
Total	$17,608
(A) Calculated using the discount rate for each lease.
As of December 31, 2024, our weighted average remaining lease term for the Operating Leases is 36.2 years and the weighted average discount rate is 7.2%.
A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
Our properties and certain land parcels are leased to tenants and classified as operating leases. For the years ended December 31, 2024, 2023 and 2022, we recognized lease revenue of $660,967, $602,294 and $532,237, respectively, including variable lease payments of $146,568, $131,823 and $119,810, respectively. Variable lease payments primarily consist of tenant reimbursements of property operating expenses. Future minimum rental receipts, excluding variable payments, under non-cancelable operating leases that commenced prior to December 31, 2024 are approximately as follows:

2025	$519,602
2026	496,508
2027	440,806
2028	356,966
2029	266,977
Thereafter	663,379
Total	$2,744,238
Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors in which officers, certain employees and the Company's independent directors are eligible to participate (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2024 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2024, awards covering 3.6 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2024, 2023 and 2022, the Company granted 46,947, 44,821, and 35,867 performance units ("Performance Units"), respectively, to certain employees. In addition, the Company granted 263,159, 280,083 and 208,454 RLP Units, respectively, for the years ended December 31, 2024, 2023 and 2022, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for awards issued in 2024 is three years and compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2024, 2023 and 2022, had fair value of $9,281, $8,948, and $7,266, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected dividend yield	2.42%	2.46%	1.75%
Expected volatility - range used	23.41% - 24.52%	27.09% - 32.03%	19.89% - 28.74%
Expected volatility - weighted average	23.79%	29.42%	24.91%
Risk-free interest rate	4.20% - 5.24%	4.23% - 4.78%	0.22% - 1.21%

Performance Award transactions for the year ended December 31, 2024 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	135,339	$25.98	752,158	$26.29
Issued	46,947	$29.93	263,159	$29.93
Forfeited	(30,771)	$23.84	(113,912)	$22.28
Vested	(31,474)	$22.23	(151,819)	$22.23
Outstanding at December 31, 2024	120,041	$29.05	749,586	$29.00

Service Based Awards
During the years ended December 31, 2024, 2023 and 2022, the Company awarded 61,168, 56,236, and 78,482 of restricted stock units ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2024, 2023 and 2022, the Company awarded 102,548, 98,342 and 57,907 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The Service Awards granted to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units.
The Service Awards issued for the years ended December 31, 2024, 2023 and 2022 had fair value of $8,408, $7,948 and $8,032, respectively. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. Service Award transactions for the year ended December 31, 2024 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	128,315	$53.55	147,561	$52.25
Issued	61,168	$50.95	102,548	$51.60
Forfeited	(6,087)	$53.17	—	$—
Vested	(62,871)	$51.95	(71,944)	$51.89
Outstanding at December 31, 2024	120,525	$53.09	178,165	$52.02
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2024, 2023 and 2022, we recognized $20,085, $16,673 and $15,722, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $2,599, $3,014 and $3,605 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, we had $7,385 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.84 years.
Retirement Eligibility
All award agreements for Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees that meet the age and service eligibility requirements, their awards are non-forfeitable. As such, we recognized 100% of the expenses for awards granted to retirement-eligible employees at the grant date as if fully vested. For employees who will meet the eligibility requirements during the normal vesting period, the grants are amortized over the shorter service period. Additionally, our Chief Executive Officer's former employment agreement contained a retirement provision, which provided for all of his outstanding Performance Awards and Service Awards to be non-forfeitable effective December 31, 2024. As such, his Performance Awards and Service Awards granted during the years ended December 31, 2024 and 2023 were amortized over one year and two years, respectively, as opposed to the three-year vesting period.
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2024, 2023 and 2022, total expense related to matching contributions was $1,428, $1,382 and $1,314, respectively.

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
We have interest rate swaps to manage our exposure to changes in SOFR related to our Unsecured Term Loans. We have three interest rate swaps with an aggregate notional value of $200,000 that fixed the SOFR rate component at 0.88% for the year ended December 31, 2024 and mature on February 2, 2026 (the "2021 Swaps").
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
Our agreements with our derivative counterparties contain certain cross-default provisions that may be triggered in the event that our other indebtedness is in default, subject to certain thresholds. As of December 31, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$6,902	—	$6,902	—
2022 Swaps	$14,461	—	$14,461	—
2022 II Swaps	$896	—	$896	—

	Fair Value at December 31, 2023
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$12,517	—	$12,517	—
2022 Swaps	$13,285	—	$13,285	—
Liabilities:
2022 II Swaps	$(776)	—	$(776)	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the year ended December 31, 2024. See Note 7 for more information regarding our derivatives.

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
13. Related Party Transactions
At December 31, 2024 and 2023, the Operating Partnership had receivable balances of $9,225 and $9,288, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At December 31, 2024, we had outstanding letters of credit and performance bonds in the aggregate amount of $32,152.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2024, we had eight development projects totaling approximately 2.0 million square feet of GLA under construction. The estimated total investment associated with these properties as of December 31, 2024, is approximately $280,400 (unaudited). Of this amount, approximately $177,500 (unaudited) remains to be funded. There can be no assurance that the actual completion cost associated with these properties will not exceed the estimated total investment.
15. Subsequent Events
Subsequent to December 31, 2024, we sold two industrial buildings for a sales price of $11,860, excluding transaction costs.

DRI FR GLENDALE, LLC

Report of Independent Auditors

To the Managing Member of DRI FR Glendale, LLC

Opinion

We have audited the accompanying consolidated statements of operations, of changes in members’ capital and of cash flows of DRI FR Glendale, LLC and its subsidiary (the “Company”) for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in accordance with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying consolidated balance sheets of DRI FR Glendale, LLC as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in members’ capital and of cash flows for the years then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2024 or 2023 financial statements to be audited and they are therefore not covered by this report.

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

Responsibilities of Management for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2025

DRI FR GLENDALE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2024*	December 31, 2023*
	(In thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$24,161	$24,161
Building and Improvements	196,293	—
Construction in Progress	2,810	154,932
Less: Accumulated Depreciation	(3,562)	—
Net Investment in Real Estate	219,702	179,093
Cash and Cash Equivalents	24,863	30,876
Tenant Accounts Receivable	395	—
Deferred Rent Receivable	2,922	—
Leasing Commissions, Net	6,121	3,342
Prepaid Expenses and Other Assets	166	1,365
Total Assets	$254,169	$214,676

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Construction Loan, Net	$130,842	$94,981
Due to Related Party	247	138
Liabilities Related to Sold Properties	7,842	15,513
Deferred Gain on Sale	784	1,551
Accounts Payable, Accrued Expenses and Other Liabilities	22,613	28,755
Rents Received in Advance	7,900	1,702
Total Liabilities	170,228	142,640
Members' Capital	83,941	72,036
Total Liabilities and Members' Capital	$254,169	$214,676

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024*	Year Ended December 31, 2023*	Year Ended December 31, 2022
	(In thousands)
Revenues:
Lease Revenue	$12,415	$4,907	$—
Total Revenues	12,415	4,907	—
Expenses:
Property Expenses	518	—	—
Related Party Property Management Fees	170	64	—
General and Administrative	450	143	160
Depreciation and Other Amortization	3,998	—	—
Total Expenses	5,136	207	160
Other Income (Expense):
Gain on Sale of Real Estate	2,545	40,616	171,671
Interest Income	1,303	1,348	—
Interest Expense	(4,702)	—	—
Amortization of Debt Issuance Costs	(202)	—	—
Total Other Income (Expense)	(1,056)	41,964	171,671

Net Income	$6,223	$46,664	$171,511

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Diamond Camelback, LLC	FR Merit Glendale, LLC	Total
	(In thousands)
Balance at December 31, 2021	$37,558	$36,085	$73,643
Cash Contributions	5,033	4,835	9,868
Cash Distributions	(92,360)	(147,390)	(239,750)
Net Income	87,471	84,040	171,511
Incentive Fee Allocation	(31,308)	31,308	—
Balance at December 31, 2022	$6,394	$8,878	$15,272
Cash Contributions*	12,853	12,350	25,203
Cash Distributions*	(7,703)	(7,400)	(15,103)
Net Income*	23,799	22,865	46,664
Incentive Fee Allocation*	(9,369)	9,369	—
Balance at December 31, 2023*	$25,974	$46,062	$72,036
Cash Contributions*	5,963	5,729	11,692
Cash Distributions*	(3,065)	(2,945)	(6,010)
Net Income*	3,174	3,049	6,223
Incentive Fee Allocation*	(1,245)	1,245	—
Balance at December 31, 2024*	$30,801	$53,140	$83,941

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024*	Year Ended December 31, 2023*	Year Ended December 31, 2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,223	$46,664	$171,511
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operating Activities:
Depreciation	3,562	—	—
Other Amortization	68	—	—
Gain on Sale of Real Estate	(2,545)	(40,616)	(171,671)
Amortization of Debt Issuance Costs	202	—	—
Straight-line Rental Income	(2,922)	—	—
Non-Cash Interest Expense	3,072	—	—
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(403)	34	1
Increase (Decrease) in Accounts Payable, Accrued Expenses, Rents Received in Advance and Due to Related Party	6,788	1,692	(25)
Net Cash Provided By (Used in) Operating Activities	14,045	7,774	(184)
CASH FLOWS FROM INVESTING ACTIVITIES
Development Expenditures	(48,559)	(116,954)	(15,251)
Lease Costs	(4,428)	(1,781)	—
Earnest Money Deposit Received on Property Held for Sale	—	—	7,000
Net Proceeds from the Sale of Real Estate	—	39,811	239,753
Net Cash (Used In) Provided by Investing Activities	(52,987)	(78,924)	231,502
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Construction Loan	27,249	82,751	9,037
Debt Issuance Costs	(2)	(3)	(1,380)
Contributions from Members	11,692	25,203	9,868
Distributions to Members	(6,010)	(15,103)	(239,750)
Net Cash Provided by (Used in) Financing Activities	32,929	92,848	(222,225)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,013)	21,698	9,093
Cash and Cash Equivalents, Beginning of Period	30,876	9,178	85
Cash and Cash Equivalents, End of Period	$24,863	$30,876	$9,178
Supplemental Information to Statements of Cash Flows:
Interest Expense Capitalized In Connection with Development	$5,079	$4,537	$103
Non-Cash Investing and Financing Activities:
Accrued Expenses Related to Development Expenditures	$22,251	$27,294	$19,799
Accrued Expenses Related to Lease Costs	$349	$1,561	$—
Liabilities Arising from the Sale of Real Estate	$—	$1,410	$19,715
Interest Expense included in Construction Loan Payable	$8,151	$3,923	$—
Debt Issuance Cost Amortization Capitalized in Connection with Development	$260	$461	$192

*Not covered by the auditor's report
The accompanying notes are an integral part of the consolidated financial statements.

DRI FR GLENDALE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 (NOT COVERED BY THE AUDITOR'S REPORT) AND 2023 (NOT COVERED BY AUDITOR'S REPORT)
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
As of December 31, 2024, the Joint Venture owned approximately 71 acres of land and three industrial buildings totaling approximately 1.8 million square feet of gross leasable area ("GLA") (see Note 3).
Any references to acres or square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements at December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 include the accounts and operating results of the Joint Venture. The Joint Venture wholly owns DRI FR Glendale Propco One, LLC, the operating data of which is consolidated with that of the Joint Venture as presented herein. All intercompany transactions have been eliminated.
Managements Use of Estimates
In order to conform with generally accepted accounting principles in the United States of America (“GAAP”), management, in preparation of the Joint Venture’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2024 and 2023, and the reported amounts of revenues and expenses for the years ended December 31, 2024, 2023 and 2022. Actual results could differ from those estimates.
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
The Joint Venture reviews its long-lived assets for potential impairment whenever an event or changes in circumstances indicate the carrying value of the asset may not be recoverable. If further assessment of recoverability is needed, the Joint Venture will estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, the Joint Venture will recognize an impairment loss equal to the amount in which the carrying value exceeds the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimates and assumptions relating to the timing and amounts of cash flow projections, discount rates and termination capitalization rates.
Interest expense, real estate taxes, and other directly related costs incurred during construction periods are capitalized to a development project from the point the Joint Venture begins undergoing necessary activities to get the development ready for its intended use and ceases when a development project is substantially completed and held available for occupancy. Upon substantial completion, the Joint Venture reclassifies construction in progress to building and tenant improvements and will start depreciating the asset based on the estimated useful life.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	40
Tenant Improvements	Shorter of Useful Life or Terms of Related Lease
Construction expenditures for tenant improvements, leasehold improvements and leasing commissions, inclusive of related party coordination fees, are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred.
The Joint Venture classifies certain properties and related assets and liabilities as held for sale when the sale of an asset has been approved by the Members, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired. At such time, the respective assets and liabilities are presented separately on the Consolidated Balance Sheets. Upon held for sale classification, depreciation ceases and the properties are reflected at the lower of depreciated cost or fair value, less costs to dispose.
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
Debt Issuance Costs
Debt issuance costs, which include fees and costs incurred to obtain long-term financing, are amortized over the term of the construction loan and are presented as a direct deduction from the carrying amount of the construction loan liability.
Revenue Recognition
The Joint Venture leases properties to tenants under agreements that are classified as leases. Rental revenue is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Generally, under the terms of the leases, a majority of property operating expenses, including real estate taxes, insurance and other property operating expenses are recovered from tenants and recognized as tenant recovery revenue in the same period that the expenses are incurred. As the timing and straight-line pattern of transfer to the lessee for rental revenue and the associated rental recoveries are the same and as the leases qualify as operating leases, the Joint Venture accounts for the present rental revenue and tenant recovery revenue as a single component under Lease Revenue.
The Joint Venture assesses the collectability of lease receivables (including future minimum rental payments) at commencement and throughout the lease term. If the Joint Venture concludes that collection of lease payments is not probable at lease commencement, lease payments will be recognized as they are received or on a straight-line basis, whichever is lower. If collection of lease payments is concluded to be probable at commencement and the assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to Lease Revenue and revenue will subsequently be accounted for on a cash basis until such time that collection of future rent is deemed probable.
If a lease provides for tenant improvements, the Joint Venture determines whether the Joint Venture or the tenant is the owner of the tenant improvements. When the Joint Venture is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized as revenue over the lease term. When the tenant is the owner of the tenant improvements, the Joint Venture will record any tenant improvement allowance funded as a lease inducement and amortize it as a reduction of revenue over the lease term.

Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as other costs of managing properties in the Joint Venture. The Joint Venture excludes from property expenses certain lessor costs, such as real estate taxes, that the Joint Venture contractually requires the tenant to pay directly to a third party on the Joint Venture’s behalf. The amounts paid directly to third parties by tenants for lessor costs are also excluded from lease revenues.
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
When leases contain purchase options, the Joint Venture will assess the probability that the tenant will execute the purchase option both at lease commencement or at the time the tenant communicates their intent to execute the purchase option. If the Joint Venture determines that the execution of the purchase option is reasonably certain, the Joint Venture will account for the lease as a sales-type lease and derecognize the associated real estate assets on the Joint Venture’s balance sheet and record a gain or loss on sale.
Income Taxes
In accordance with limited liability company taxation, each of the Members is responsible for reporting their share of taxable income or loss. Accordingly, no provision has been made in the financial statements for federal or state income taxes.

The Joint Venture files a federal tax return as well as a state return. The statute of limitations for income taxes is generally three years. As such, the Joint Venture’s tax returns for the 2024, 2023 and 2022 tax years are subject to examination.
3. Investment in Real Estate
On August 14, 2020, the Joint Venture acquired approximately 575 developable acres of land for a purchase price of $70,530, excluding closing costs and on March 24, 2021, the Joint Venture acquired approximately two additional developable acres of land for a purchase price of $370, excluding closing costs. The Joint Venture accounted for the land parcels as asset acquisitions and therefore capitalized transaction costs to the land bases.
On June 30, 2022, the Joint Venture sold 358 developable acres of land to a third party. Gross proceeds from the sale were $255,287 and the gain on sale of real estate was $171,671. On March 30, 2023, the Joint Venture sold 31 developable acres of land to a third party. Gross proceeds from the sale were $50,000 and the gain on sale of real estate was $40,616.
Gains on real estate sales during the years ended December 31, 2023 and 2022 exclude amounts deferred until required infrastructure work for the purchasers is completed. These deferred gains are recognized into income based on the percentage-of-completion method. Gain on sale of real estate for the years ended December 31, 2024 and 2023 includes $2,545 and $561, respectively, from previously deferred gains due to completion of infrastructure work. At December 31, 2024, the deferred gain related to the outstanding infrastructure work was $784. See Note 8.
During the year ended December 31, 2024, the Joint Venture substantially completed construction of three industrial buildings totaling an aggregate 1.8 million square feet of GLA.
4. Indebtedness
On July 29, 2022, the Joint Venture entered into a construction loan with a borrowing capacity of $149,514. The loan matures on July 29, 2025, and includes two one-year extension options, subject to meeting certain financial conditions. The Joint Venture anticipates utilizing one or both of the extension options to extend the maturity date. The construction loan bears interest at a variable rate of SOFR plus 3%, with interest-only payments required through the maturity date and the first extension term. During the second extension term, the construction loan requires both principal and interest payments.
At December 31, 2024 and 2023 the gross outstanding balance of the construction loan was $131,111 and $95,711, respectively, net of unamortized debt issuance costs of $269 and $730, respectively, as presented on the Consolidated Balance Sheets. The fair value of the construction loan at December 31, 2024 and 2023 was $130,924 and $95,358, respectively, and was determined by discounting future cash flows using rates provided by a banking institution, reflecting the terms at which a comparable construction loan would be issued to borrowers with similar credit ratings and comparable remaining term, assuming no repayment until maturity. The Joint Venture has concluded that its fair value determination for the construction loan primarily relied upon level 3 inputs.
The Joint Venture believes it is in compliance with all covenants related to the construction loan as of December 31, 2024.
5. Members’ Equity
Capital Contributions
The Members are required to make capital contributions in accordance with their ownership percentages from time to time as required by the Joint Venture’s LLC agreement.
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
6. Leases
The Joint Venture has properties and a land parcel that are leased to tenants and classified as operating leases. For the years ended December 31, 2024 and 2023 the Joint Venture recognized lease revenue of $12,415 and $4,907, respectively, including variable lease payments of $425 and $0, respectively. Variable lease payments primarily consist of tenant reimbursements of property operating expenses. Future minimum rental receipts, excluding variable payments, under non-cancelable operating leases that commenced prior to December 31, 2024 are approximately as follows:

2025	$9,065
2026	7,961
2027	8,245
2028	8,538
2029	7,369
Thereafter	22,824
Total	$64,002
The properties owned by the Joint Venture are leased to tenants under operating leases that include options to extend the lease term. For purposes of determining the lease term and lease classification, these extension periods were excluded as it was not reasonably certain at lease commencement that the options would be exercised. During the year ended December 31, 2024, the purchase option included in the operating lease of 71 acres of land was not executed by the tenant and expired.
7. Related Party Transactions
The Joint Venture paid certain fees to a subsidiary of First Industrial or FR Merit.
•A subsidiary of First Industrial is entitled to receive an asset management fee. The asset management fee is paid quarterly in arrears and is based on a percentage of the sum of all member capital contributions, net of any return of capital distributions, and the aggregate outstanding principal balance of the borrowed indebtedness of the Joint Venture, if any, as of the date of calculation. For the years ended December 31, 2024, 2023 and 2022, the subsidiary of First Industrial earned asset management fees totaling $585, $331 and $166, respectively. For the years ended December 31, 2024, 2023 and 2022, asset management fees totaling $322, $331 and $166, respectively, were capitalized in Construction in Progress in the Consolidated Balance Sheets.
•A subsidiary of First Industrial is entitled to receive development fees, which fees are based on a percentage of all hard and soft costs incurred. For the years ended December 31, 2024, 2023 and 2022, the subsidiary of First Industrial earned development fees totaling $2,112, $5,859 and $1,600, respectively, which are capitalized in Construction in Progress in the Consolidated Balance Sheets.

•A subsidiary of First Industrial is entitled to receive leasing coordination fees, which fees are based on a percentage of the market leasing fee of any listing broker. For the years ended December 31, 2024 and 2023, the subsidiary of First Industrial earned leasing coordination fees totaling $238 and $219, respectively.
•A subsidiary of First Industrial is entitled to receive property management fees, which fees are based on a percentage gross monthly income. For the years ended December 31, 2024 and 2023, the subsidiary of First Industrial earned property management fees totaling $170 and $64, respectively.
•FR Merit is entitled to receive an incentive fee if, based on a percentage of operating cash flow and capital event proceeds to be distributed to the Members, meet certain IRR hurdles. For the years ended December 31, 2024, 2023 and 2022, the Joint Venture distributions to FR Merit included $0, $0 and $29,913, respectively, of incentive fees related to capital event proceeds. The Joint Venture uses the hypothetical liquidation at book value ("HLBV") model to calculate the amount of incentive fees earned by FR Merit, in excess of incentive fees distributed from capital event proceeds. For the years ended, December 31, 2024, 2023 and 2022, additional incentive fees of $1,245, $9,369 and $1,395, respectively, were earned by FR Merit based on the HLBV model, but not distributed.
The Joint Venture’s payable balance to a wholly owned subsidiary of First Industrial and FR Merit for asset management fees, development fees, property management fees and other reimbursements totaled $247 and $138 at December 31, 2024 and 2023, respectively.
8. Commitments and Contingencies
In the normal course of business, the Joint Venture is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Joint Venture.
In connection with the Joint Venture’s sale of 358 developable acres to a third party on June 30, 2022 (See Note 3) and the Joint Venture’s sale of 31 acres to a third party on March 30, 2023 (see Note 3), the Joint Venture is required to complete infrastructure work for both purchasers. As of December 31, 2024, the estimated cost of the infrastructure work was $22,041 of which $7,842 remains to be incurred.
9. Subsequent Events
Subsequent events have been evaluated and disclosed herein relating to events that have occurred from January 1, 2025 through the issuance date of this report, February 13, 2025.
From January 1, 2025 to February 13, 2025, the Joint Venture borrowed $4,754 under the construction loan agreement.
From January 1, 2025 to February 13, 2025, Diamond and FR Merit contributed $84 and $81, respectively, to the Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
Properties		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	$—	$779	$4,544	$(886)	$345	$4,092	$4,437	$3,084	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	1,634	726	5,764	6,490	4,021	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	2,207	828	6,589	7,417	4,640	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,352	1,157	8,125	9,282	5,668	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,185	546	4,150	4,696	2,668	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	1,163	804	5,559	6,363	3,595	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	1,400	574	4,526	5,100	2,402	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	752	459	3,249	3,708	1,908	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	2,934	1,604	15,394	16,998	8,766	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,660	1,550	8,660	10,210	4,039	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	869	740	4,491	5,231	3,216	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	179	513	1,426	1,939	916	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	579	715	2,885	3,600	1,916	2005
5356 E. Ponce De Leon Avenue	Stone Mountain, GA	—	604	3,888	878	610	4,760	5,370	3,902	2005
5390 E. Ponce De Leon Avenue	Stone Mountain, GA	—	397	1,791	364	402	2,150	2,552	1,614	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	197	716	2,311	3,027	1,414	2006
4555 Atwater Court	Buford, GA	—	881	3,550	816	885	4,362	5,247	2,483	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(815)	467	3,169	3,636	1,596	2007
596 Bonnie Valentine Way	Pendergrass, GA	—	2,580	21,730	2,514	2,594	24,230	26,824	10,157	2007
5055 Oakley Industrial Boulevard	Fairburn, GA	—	8,514	—	166	8,680	—	8,680	—	2008
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	448	2,428	2,335	4,763	1,548	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,232	2,502	17,231	19,733	4,531	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,386	3,661	34,375	38,036	4,866	2019
Baltimore/Washington D.C.
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	9,046	1,863	21,677	23,540	8,903	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	216	3,208	8,395	11,603	3,777	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	1,656	2,206	10,996	13,202	4,119	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	216	1,038	3,327	4,365	2,515	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	568	938	3,077	4,015	2,299	2005
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	175	913	2,880	3,793	2,694	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	(1)	1,136	3,793	4,929	2,705	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	560	1,690	2,669	4,359	1,533	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	12,566	2,823	12,653	15,476	5,551	2008
100 Tyson Drive	Winchester, VA	—	2,320	—	11,126	2,401	11,045	13,446	4,879	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	6,101	3,411	23,245	26,656	6,933	2015
500 Old Post Road	Aberdeen, MD	—	8,289	30,533	5,889	8,284	36,427	44,711	12,125	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	20,599	12,081	61,601	73,682	13,026	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,854	4,978	15,339	20,317	2,819	2020
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	2,155	287	2,987	3,274	2,606	1994
2700 Commerce Drive	Middletown, PA	—	196	997	903	206	1,890	2,096	1,758	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,399	164	2,235	2,399	1,955	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,264	209	1,911	2,120	1,771	1994
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	556	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	3,406	1,341	10,522	11,863	8,075	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	406	964	6,308	7,272	4,662	2005
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	3,822	2,769	20,748	23,517	12,370	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	160	316	2,422	2,738	1,273	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,036	2,341	12,195	14,536	5,294	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	59,058	7,019	59,061	66,080	24,096	2008
225 Cross Farm Lane	York, PA	—	4,718	—	25,361	4,715	25,364	30,079	10,815	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	344	1,226	5,118	6,344	3,414	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	(1,461)	4,070	13,018	17,088	5,213	2012
20 Leo Lane	York County, PA	—	6,884	—	29,431	6,889	29,426	36,315	7,618	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	18,960	4,388	19,427	23,815	4,440	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	12,853	3,128	13,184	16,312	3,010	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,461	13,724	41,439	55,163	10,334	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	14,784	3,171	14,778	17,949	3,060	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,936	2,087	9,908	11,995	1,136	2020
1960 Weaversville Road	Allentown, PA	—	2,196	—	12,411	2,196	12,411	14,607	796	2022
2771 N. Market Street	Elizabethtown, PA	—	50,789	—	72,539	50,789	72,539	123,328	5,368	2022
2701 N. Market Street	Elizabethtown, PA	—	32,706	—	56,906	32,706	56,906	89,612	2,691	2023
4145 Philadelphia Pike	Claymont, DE	—	12,009	849	41,713	12,011	42,560	54,571	1,068	2023

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
Chicago
1385 101st Street	Lemont, IL	—	967	5,554	2,157	968	7,710	8,678	5,167	1994
2300 Windsor Court	Addison, IL	—	688	3,943	1,028	696	4,963	5,659	3,555	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	2,308	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(80)	162	1,283	1,445	788	2000
1005 101st Street	Lemont, IL	—	1,200	6,643	1,538	1,220	8,161	9,381	4,472	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	775	433	3,132	3,565	1,735	2002
251 Airport Road	North Aurora, IL	—	983	—	7,207	983	7,207	8,190	3,708	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	5,202	1,181	14,652	15,833	7,290	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,562	1,220	4,577	5,797	3,485	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	5	801	1,392	2,193	988	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,288)	1,134	3,003	4,137	1,296	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,326	579	3,062	3,641	1,644	2007
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	202	3,482	6,210	9,692	3,435	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	982	762	3,422	4,184	1,826	2008
8505 50th Street	Kenosha, WI	—	3,212	—	37,245	4,296	36,161	40,457	17,476	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	1,097	4,476	17,158	21,634	7,597	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	(1,015)	4,201	16,589	20,790	5,075	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(146)	534	1,811	2,345	571	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,132	1,943	24,132	26,075	5,566	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	152	1,788	7,403	9,191	1,555	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	1,440	2017
8725 31st Street	Somers, WI	—	2,133	—	26,102	2,134	26,101	28,235	5,644	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	17,696	2,598	17,693	20,291	3,549	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	592	2,400	10,563	12,963	2,125	2019
8630 31st Street	Somers, WI	—	1,784	—	36,624	1,784	36,624	38,408	2,066	2022
Cincinnati
4436 Muhlhauser Road	Hamilton, OH	—	630	—	5,637	630	5,637	6,267	3,119	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	7,577	779	7,577	8,356	3,611	2002
9525 Glades Drive	Westchester, OH	—	347	1,323	285	355	1,600	1,955	1,158	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,176	172	2,188	2,360	1,070	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	600	142	1,445	1,587	849	1997
900-906 N. Great Southwest Parkway	Arlington, TX	—	237	1,342	1,010	270	2,319	2,589	1,304	1997
3000 W. Commerce Street	Dallas, TX	—	456	2,584	993	469	3,564	4,033	2,266	1997
816 111th Street	Arlington, TX	—	251	1,421	508	258	1,922	2,180	1,077	1997
1602-1654 Terre Colony Court	Dallas, TX	—	458	2,596	991	468	3,577	4,045	2,040	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	478	316	2,507	2,823	1,301	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	495	443	2,923	3,366	1,663	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(165)	255	2,071	2,326	1,171	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	596	442	3,069	3,511	1,691	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	1,082	507	3,920	4,427	1,927	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	1,058	306	2,928	3,234	1,522	2001
2015 McKenzie Drive	Carrolton, TX	—	510	2,891	778	516	3,663	4,179	1,964	2001
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	760	481	3,454	3,935	1,847	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,101	629	4,623	5,252	2,439	2002
Plano Crossing Business Park	Plano, TX	—	1,961	11,112	2,237	1,981	13,329	15,310	6,756	2002
825-827 Avenue H	Arlington, TX	—	600	3,006	1,284	604	4,286	4,890	2,708	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	278	302	1,780	2,082	1,201	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	40	704	3,545	4,249	2,229	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	818	604	3,660	4,264	2,131	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	—	1,000	5,012	1,316	1,006	6,322	7,328	3,859	2004
2401-2407 Centennial Drive	Arlington, TX	—	600	2,534	858	604	3,388	3,992	2,290	2004
3111 W. Commerce Street	Dallas, TX	—	1,000	3,364	1,136	1,011	4,489	5,500	3,103	2004
13800 Senlac Drive	Farmers Branch, TX	—	823	4,042	(143)	825	3,897	4,722	2,366	2005
801-831 S. Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	2,816	2,586	19,367	21,953	16,072	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	619	601	3,944	4,545	2,880	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	185	481	2,955	3,436	2,411	2005
3301 Century Circle	Irving, TX	—	760	3,856	(123)	771	3,722	4,493	2,031	2007
3901 W. Miller Road	Garland, TX	—	1,912	—	14,444	1,947	14,409	16,356	5,962	2008
1251 N. Cockrell Hill Road	Dallas, TX	—	2,064	—	15,917	1,073	16,908	17,981	4,634	2015
1171 N. Cockrell Hill Road	Dallas, TX	—	1,215	—	11,005	632	11,588	12,220	3,271	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	7,132	1,349	7,084	8,433	1,693	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	(242)	1,452	4,437	5,889	1,241	2015

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
2250 E. Bardin Road	Arlington, TX	—	1,603	—	10,164	1,603	10,164	11,767	2,195	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	13,118	3,963	13,118	17,081	2,616	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	8,448	2,243	8,448	10,691	2,618	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	48,484	4,779	48,380	53,159	7,575	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	9,514	1,901	9,505	11,406	1,173	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	24,452	7,514	24,457	31,971	4,337	2020
2051 Midway Road	Lewisville, TX	—	1,353	—	14,226	1,421	14,158	15,579	2,969	2022
2075 Midway Road	Lewisville, TX	—	2,785	—	17,140	2,841	17,084	19,925	2,341	2022
Denver
4785 Elati Street	Denver, CO	—	173	981	466	175	1,445	1,620	838	1997
4770 Fox Street	Denver, CO	—	132	750	289	134	1,037	1,171	669	1997
3851-3871 Revere Street	Denver, CO	—	361	2,047	334	368	2,374	2,742	1,551	1997
4570 Ivy Street	Denver, CO	—	219	1,239	355	221	1,592	1,813	994	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	317	291	1,944	2,235	1,257	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	328	381	2,452	2,833	1,622	1997
5977 N. Broadway	Denver, CO	—	268	1,518	806	271	2,321	2,592	1,318	1997
5952-5978 N. Broadway	Denver, CO	—	414	2,346	809	422	3,147	3,569	1,988	1997
4721 Ironton Street	Denver, CO	—	232	1,313	1,020	236	2,329	2,565	1,530	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	563	441	3,252	3,693	1,841	1997
9500 W. 49th Street, Bldg A	Wheatridge, CO	—	283	1,625	184	287	1,805	2,092	1,209	1997
9500 W. 49th Street, Bldg B	Wheatridge, CO	—	225	1,272	217	227	1,487	1,714	996	1997
9500 W. 49th Street, Bldg C	Wheatridge, CO	—	600	3,409	233	601	3,641	4,242	2,429	1997
9500 W. 49th Street, Bldg D	Wheatridge, CO	—	246	1,537	131	247	1,667	1,914	1,085	1997
451-591 E. 124th Avenue	Thornton, CO	—	383	2,145	822	383	2,967	3,350	1,727	1997
11701 E. 53rd Avenue	Denver, CO	—	416	2,355	291	422	2,640	3,062	1,779	1997
5401 Oswego Street	Denver, CO	—	273	1,547	255	278	1,797	2,075	1,176	1997
445 Bryant Street	Denver, CO	—	1,829	10,219	3,959	1,829	14,178	16,007	8,399	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	634	305	2,315	2,620	1,467	1998
4940-4950 Paris Street	Denver, CO	—	152	861	273	156	1,130	1,286	734	1998
7367 S. Revere Parkway	Centennial, CO	—	926	5,124	1,509	934	6,625	7,559	4,083	1998
8020 Southpark Circle	Littleton, CO	—	739	—	4,155	781	4,113	4,894	1,861	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,642	370	1,584	1,954	874	2001

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	281	372	2,165	2,537	1,168	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,668	1,304	8,038	9,342	4,564	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	785	572	3,964	4,536	1,959	2004
3400 Fraser Street	Aurora, CO	—	616	3,593	402	620	3,991	4,611	2,125	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	(15)	517	2,005	2,522	1,158	2005
4001 Salazar Way	Frederick, CO	—	1,271	6,508	(502)	1,276	6,001	7,277	3,022	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	632	500	1,895	2,395	1,424	2006
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(193)	1,713	10,674	12,387	5,502	2006
21301 E. 33rd Drive	Aurora, CO	—	2,860	8,202	748	2,859	8,951	11,810	3,481	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	6	1,564	7,053	8,617	1,183	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	39,473	4,890	39,464	44,354	10,593	2019
3350 Odessa Way	Aurora, CO	—	1,596	4,531	(1)	1,595	4,531	6,126	461	2021
22600 E. 26th Avenue	Aurora, CO	—	1,501	—	44,085	1,483	44,103	45,586	2,536	2022
8000 E. 96th Avenue	Henderson, CO	—	7,086	403	23,869	7,086	24,272	31,358	1,148	2022
Detroit
1624 Meijer Drive	Troy, MI	—	236	1,406	898	373	2,167	2,540	2,096	1994
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,049	295	1,989	2,284	1,783	1994
32975 Capitol Avenue	Livonia, MI	—	135	748	(2)	77	804	881	497	1998
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	520	575	3,467	4,042	2,263	1998
12874 Westmore Avenue	Livonia, MI	—	137	761	(96)	58	744	802	419	1998
980 Chicago Road	Troy, MI	—	206	1,141	352	220	1,479	1,699	967	1998
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,085	1,371	8,143	9,514	5,328	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,228	721	4,919	5,640	3,042	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,239	1,412	6,610	8,022	3,823	1999
28435 Automation Boulevard	Wixom, MI	—	621	—	3,901	628	3,894	4,522	1,826	2004
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,766	2006
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	719	278	2,254	2,532	1,211	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,478	425	3,809	4,234	2,263	1997

`

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
3337-3347 Rauch Street	Houston, TX	—	227	1,287	681	233	1,962	2,195	942	1997
8505 N. Loop East Freeway	Houston, TX	—	439	2,489	1,135	449	3,614	4,063	2,206	1997
4851 Homestead Road	Houston, TX	—	491	2,782	2,355	504	5,124	5,628	3,096	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	792	290	2,397	2,687	1,445	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,886	470	4,487	4,957	2,354	1997
4300 Pine Timbers Street	Houston, TX	—	489	2,769	1,436	499	4,195	4,694	2,557	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,627	792	6,943	7,735	3,878	1997
6550 Long Point Road	Houston, TX	—	362	2,050	970	370	3,012	3,382	1,912	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	3,479	531	6,196	6,727	3,153	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	1,779	251	3,067	3,318	1,584	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	3,214	616	6,359	6,975	3,351	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	(55)	940	4,620	5,560	2,351	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,223	2005
7230-7238 Wynnwood Lane	Houston, TX	—	254	764	255	259	1,014	1,273	842	2007
7240-7248 Wynnwood Lane	Houston, TX	—	271	726	543	276	1,264	1,540	853	2007
7250-7260 Wynnwood Lane	Houston, TX	—	200	481	1,482	203	1,960	2,163	1,595	2007
6400 Long Point Road	Houston, TX	—	188	898	251	188	1,149	1,337	785	2007
4526 N. Sam Houston Parkway	Houston, TX	—	5,307	—	79	5,386	—	5,386	—	2008
7967 Blankenship Drive	Houston, TX	—	307	1,166	145	307	1,311	1,618	836	2010
4800 W. Greens Road	Houston, TX	—	3,350	—	17,085	3,312	17,123	20,435	7,321	2014
611 E. Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	716	2,013	8,104	10,117	2,138	2015
619 E. Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	266	2,876	11,982	14,858	2,927	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,406	1,367	7,406	8,773	1,386	2018
607 E. Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	101	2,076	11,775	13,851	1,792	2018
615 E. Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	(143)	4,265	11,840	16,105	2,244	2018
2737 W. Grand Parkway N.	Katy, TX	—	2,885	—	11,438	2,885	11,438	14,323	1,857	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	13,325	2,885	13,325	16,210	2,455	2019
603 E. Sam Houston Parkway S.	Pasadena, TX	—	1,727	5,526	1	1,727	5,527	7,254	202	2023
4434 FM 1405	Baytown, TX	—	1,131	5,853	2	1,131	5,855	6,986	70	2024
4323 Oscar Nelson Jr. Drive	Baytown, TX	—	1,060	5,457	11	1,060	5,468	6,528	64	2024
4444 FM 1405	Baytown, TX	—	1,131	5,852	2	1,131	5,854	6,985	70	2024
4343 Oscar Nelson Jr. Drive	Baytown, TX	—	1,110	5,746	1	1,110	5,747	6,857	67	2024

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
Miami
4700 NW 15th Avenue	Fort Lauderdale, FL	—	908	1,883	267	912	2,146	3,058	1,306	2007
4710 NW 15th Avenue	Fort Lauderdale, FL	—	830	2,722	316	834	3,034	3,868	1,451	2007
4720 NW 15th Avenue	Fort Lauderdale, FL	—	937	2,455	388	942	2,838	3,780	1,412	2007
4740 NW 15th Avenue	Fort Lauderdale, FL	—	1,107	3,111	338	1,112	3,444	4,556	1,711	2007
4750 NW 15th Avenue	Fort Lauderdale, FL	—	947	3,079	1,168	951	4,243	5,194	1,934	2007
4800 NW 15th Avenue	Fort Lauderdale, FL	—	1,092	3,308	187	1,097	3,490	4,587	1,743	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	5,463	864	8,884	9,748	4,043	2007
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	(109)	3,111	4,525	7,636	1,567	2016
2500 NW 19th Street	Pompano Beach, FL	—	6,213	11,117	2,075	6,213	13,192	19,405	4,267	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	10,075	5,714	10,064	15,778	1,566	2020
1501 NW 64th Street	Fort Lauderdale, FL	—	—	—	9,613	—	9,613	9,613	1,350	2021
6499 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	14,568	—	14,568	14,568	2,108	2021
6320 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	11,740	—	11,740	11,740	1,797	2021
8801 NW 87th Avenue	Medley, FL	—	15,052	—	24,654	14,982	24,724	39,706	2,976	2021
9001 NW 87th Avenue	Medley, FL	—	7,737	—	12,682	7,682	12,737	20,419	1,445	2021
8404 NW 90th Street	Medley, FL	—	11,606	—	18,148	11,588	18,166	29,754	2,013	2021
1200 NW 15th Street	Pompano Beach, FL	—	8,771	—	11,422	8,788	11,405	20,193	918	2021
5301 W. Copans Road Land	Margate, FL	—	8,679	—	14,044	8,697	14,026	22,723	832	2022
1801 N. Andrews	Pompano Beach, FL	—	24,133	285	210	24,109	519	24,628	174	2022
11601 NW 107th Street	Miami, FL	—	9,112	10,131	(192)	9,112	9,939	19,051	597	2022
8201 NW 87th Avenue	Medley, FL	—	12,669	—	26,779	12,679	26,769	39,448	1,667	2023
8406 NW 90th Street	Medley, FL	—	11,458	—	23,523	11,463	23,518	34,981	1,192	2023
8400 NW 90th Street	Medley, FL	—	3,262	—	10,863	3,263	10,862	14,125	554	2023
8200 NW 88th Street	Medley, FL	—	7,849	—	19,698	7,852	19,695	27,547	378	2024
Minneapolis/St. Paul
5775 12th Avenue	Shakopee, MN	—	590	—	6,036	590	6,036	6,626	2,986	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,686	888	7,558	8,446	4,351	1999
1087 Park Place	Shakopee, MN	—	1,195	4,891	559	1,198	5,447	6,645	2,570	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	2,410	1,395	10,556	11,951	4,575	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	—	1,296	7,157	413	1,299	7,567	8,866	4,989	2005
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	7,276	1,343	7,208	8,551	3,435	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	1,445	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	2,847	2,289	10,799	13,088	2,720	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	832	2,635	8,989	11,624	3,459	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	716	2,096	8,600	10,696	3,035	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,513	1,634	7,502	9,136	1,958	2014
7051 W. Broadway Avenue	Brooklyn Park, MN	—	1,275	—	5,829	1,279	5,825	7,104	1,466	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	1,124	493	3,905	4,398	2,274	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	751	365	2,786	3,151	1,581	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	2,389	888	6,732	7,620	4,118	2005
211 Ellery Court	Nashville, TN	—	606	3,192	185	616	3,367	3,983	1,734	2007
130 Maddox Road	Mt. Juliet, TN	—	1,778	—	23,926	1,778	23,926	25,704	9,466	2008
1281 Couchville Pike	Mt. Juliet, TN	—	2,620	—	50,973	1,295	52,298	53,593	3,474	2022
400 Maddox Road	Mt. Juliet, TN	—	3,880	—	27,101	810	30,171	30,981	1,761	2022
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	1,228	503	3,943	4,446	2,419	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	935	593	4,154	4,747	2,758	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	593	375	2,646	3,021	1,747	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	723	377	2,755	3,132	1,802	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	690	362	2,643	3,005	1,654	1997
20 World's Fair Drive	Somerset, NJ	—	9	—	2,893	691	2,211	2,902	1,188	1999
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,887	1,534	10,402	11,936	5,884	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	854	396	3,053	3,449	1,639	2000
2500 Main Street	Sayreville, NJ	—	944	—	5,325	944	5,325	6,269	2,546	2002
2400 Main Street	Sayreville, NJ	—	996	—	6,103	996	6,103	7,099	2,883	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	579	162	1,085	1,247	621	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	788	1,309	5,407	6,716	3,113	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,223	9,730	26,223	35,953	6,223	2016
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	(268)	3,984	15,612	19,596	3,881	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	317	2,738	8,507	11,245	2,221	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,954	3,688	7,950	11,638	1,042	2019
445 Rising Sun Road	Bordentown, NJ	—	8,578	760	20,784	8,578	21,544	30,122	1,263	2022

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
Northern California
8649 Kiefer Boulevard	Sacramento, CA	—	4,376	—	57	4,433	—	4,433	—	2008
18501 W. Stanford Road	Tracy, CA	—	12,966	—	194	13,160	—	13,160	—	2008
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	233	3,440	2,081	5,521	762	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	820	4,897	5,026	9,923	1,190	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	442	5,158	4,225	9,383	884	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	1,954	3,312	3,977	7,289	410	2020
42650 Osgood Road	Fremont, CA	—	4,183	3,930	373	4,183	4,303	8,486	457	2021
2085 Burroughs Avenue	San Leandro, CA	—	5,764	7,263	923	5,764	8,186	13,950	1,047	2021
211 Parr Boulevard	Richmond, CA	—	6,478	—	231	6,478	231	6,709	—	2021
24200 Clawiter Road	Hayward, CA	—	11,446	3,707	36	11,449	3,740	15,189	783	2022
14951 Catalina Street	San Leandro, CA	—	4,690	3,527	301	4,673	3,845	8,518	343	2022
24101 Whitesell Street	Hayward, CA	—	7,194	—	12,393	7,195	12,392	19,587	395	2023
6201 S. Newcastle Road	Stockton, CA	—	7,654	—	98,283	5,865	100,072	105,937	1,636	2024
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	896	920	5,498	6,418	2,921	2005
6005 24th Street East	Bradenton, FL	—	6,377	—	57	6,434	—	6,434	—	2008
8751 Skinner Court	Orlando, FL	—	1,691	7,249	(7)	1,692	7,241	8,933	2,070	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	57	2,094	10,501	12,595	2,942	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	96	1,321	6,272	7,593	1,453	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	(23)	1,031	6,383	7,414	1,240	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	4	1,037	7,120	8,157	1,291	2018
770 Gills Drive	Orlando, FL	—	851	5,195	(36)	851	5,159	6,010	758	2019
2234 W. Taft Vineland Road	Orlando, FL	—	1,748	9,635	307	1,750	9,940	11,690	1,042	2021
1301 Flora Boulevard	Kissimmee, FL	—	1,863	16	9,638	2,414	9,103	11,517	610	2023
1401-1419 Flora Boulevard	Kissimmee, FL	—	1,895	18	8,902	2,454	8,361	10,815	739	2023
1629 Flora Boulevard	Kissimmee, FL	—	1,968	19	9,408	2,548	8,847	11,395	536	2023
1701-1737 Flora Boulevard	Kissimmee, FL	—	2,685	25	11,232	3,476	10,466	13,942	501	2023
Phoenix
1045 S. Edward Drive	Tempe, AZ	—	390	2,160	886	396	3,040	3,436	1,663	1999
50 S. 56th Street	Chandler, AZ	—	1,206	3,218	855	1,252	4,027	5,279	1,969	2004
245 W. Lodge Drive	Tempe, AZ	—	898	3,066	(2,160)	362	1,442	1,804	745	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	760	1,292	6,711	8,003	2,422	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	—	2,563	9,388	(357)	2,563	9,031	11,594	3,468	2008
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	(108)	2,709	10,862	13,571	4,183	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	(153)	1,719	4,317	6,036	1,742	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,324	1,923	10,110	12,033	4,312	2008

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
8644 W. Ludlow Drive	Peoria, AZ	—	1,726	7,216	(593)	1,726	6,623	8,349	1,785	2014
8606 W. Ludlow Drive	Peoria, AZ	—	956	2,668	(184)	956	2,484	3,440	629	2014
8679 W. Ludlow Drive	Peoria, AZ	—	672	2,791	(392)	672	2,399	3,071	559	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	17,041	4,315	17,041	21,356	4,157	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,401	6,271	31,389	37,660	9,352	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,376	1,805	5,376	7,181	703	2019
3600 N. Cotton Lane	Goodyear, AZ	—	5,660	—	43,128	5,659	43,129	48,788	6,662	2020
3350 N. Cotton Lane	Goodyear, AZ	—	6,373	31,198	2,817	6,373	34,015	40,388	5,689	2020
PV 303	Goodyear, AZ	—	12,451	1,961	3,909	12,408	5,913	18,321	—	2021
4580 N. Pebble Creek Parkway	Goodyear, AZ	—	8,714	—	59,569	8,777	59,506	68,283	7,296	2022
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	880	4,594	3,403	7,997	1,859	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	1,016	2,042	4,943	6,985	3,292	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	260	1,258	2,170	3,428	1,481	2008
621 37th Street NW	Auburn, WA	—	6,403	—	104	6,507	—	6,507	—	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	(92)	1,737	3,416	5,153	748	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	440	3,766	4,897	8,663	856	2018
22718 58th Place	Kent, WA	—	1,446	2,388	143	1,447	2,530	3,977	727	2019
14302 24th Street East	Sumner, WA	—	2,643	—	9,989	2,643	9,989	12,632	2,429	2019
1508 Valentine Avenue	Pacific, WA	—	18,790	3,051	55	18,786	3,110	21,896	514	2022
10920 Steele Street	Lakewood, WA	—	6,706	16	18,463	6,706	18,479	25,185	1,093	2022
20320 80th Avenue South	Kent, WA	—	4,136	1,072	11	4,132	1,087	5,219	118	2022
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	—	1,746	3,148	971	1,822	4,043	5,865	2,743	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	498	853	2,135	2,988	1,469	2005
2835 East Ana Street	Rancho Dominguez, CA	—	1,682	2,750	721	1,772	3,381	5,153	2,350	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,104	2,143	8,304	10,447	4,215	2006
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	1,145	2,902	8,153	11,055	4,561	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	3,170	3,031	8,973	12,004	4,784	2006
433 Alaska Avenue	Torrance, CA	—	681	168	995	684	1,160	1,844	468	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	1,458	1,446	2,692	4,138	1,085	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	162	821	920	1,741	569	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	45	565	498	1,063	337	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	234	483	597	1,080	382	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	143	1,102	769	1,871	437	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	150	1,214	1,020	2,234	690	2006

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	1,154	2,895	3,075	5,970	1,993	2006
13100 Gregg Street	Poway, CA	—	1,040	4,160	626	1,073	4,753	5,826	3,203	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	587	2,608	3,774	6,382	2,158	2007
8015 Paramount Boulevard	Pico Rivera, CA	—	3,616	3,902	(893)	3,657	2,968	6,625	1,753	2007
3365 E. Slauson Avenue	Vernon, CA	—	2,367	3,243	(862)	2,396	2,352	4,748	1,390	2007
3015 East Ana Street	Rancho Dominguez, CA	—	19,678	9,321	17,588	20,144	26,443	46,587	11,850	2007
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	103	1,441	876	2,317	629	2007
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(599)	675	801	1,476	413	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	509	2007
777 190th Street	Gardena, CA	—	13,533	—	4,327	13,534	4,326	17,860	1,746	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	368	2,565	2,879	5,444	1,612	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(44)	6,090	7,829	13,919	6,111	2008
18201-18291 Santa Fe Avenue	Rancho Dominguez, CA	—	6,720	—	8,812	6,897	8,635	15,532	3,696	2008
1011 Rancho Conejo Boulevard	Thousand Oaks, CA	—	7,717	2,518	(201)	7,752	2,282	10,034	1,792	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	978	5,964	3,318	9,282	2,349	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	1,210	2,874	4,036	6,910	2,361	2008
2175 Cactus Road East	San Diego, CA	—	5,958	—	8,720	6,025	8,653	14,678	3,123	2008
2175 Cactus Road West	San Diego, CA	—	10,373	—	153	10,526	—	10,526	—	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	589	8,545	7,728	16,273	3,007	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	23,838	6,482	30,898	37,380	9,627	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	10,993	6,382	10,997	17,379	3,209	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,516	32,540	21,512	54,052	6,086	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	1,954	—	8,785	8,785	2,488	2014
4710 Guasti Road	Ontario, CA	—	2,846	6,564	(262)	2,846	6,302	9,148	1,878	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	8,421	2014
13414 S. Figueroa Street	Los Angeles, CA	—	1,701	—	6,618	1,887	6,432	8,319	1,707	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	6,713	4,400	6,713	11,113	1,521	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	3,874	2,694	3,873	6,567	879	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	3,881	2,792	3,881	6,673	885	2015
145 W. 134th Street	Los Angeles, CA	—	2,901	2,285	25	2,901	2,310	5,211	745	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	15	3,182	10,658	13,840	3,052	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	(250)	5,034	21,845	26,879	6,163	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,273	1,274	11,273	12,547	2,435	2016

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
1445 Engineer Street	Vista, CA	—	6,816	4,417	1,212	6,816	5,629	12,445	1,730	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,806	9,381	7,626	17,007	1,576	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	4	4,275	8,279	12,554	1,861	2017
2777 Loker Avenue West	Carlsbad, CA	—	7,599	13,267	630	7,599	13,897	21,496	3,539	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,191	4,900	12,191	17,091	2,312	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	2,019	9,813	12,973	22,786	3,764	2018
3801 Ocean Ranch Boulevard	Oceanside, CA	2,510	2,907	6,151	189	2,909	6,338	9,247	1,392	2018
3809 Ocean Ranch Boulevard	Oceanside, CA	2,793	3,140	6,964	166	3,141	7,129	10,270	1,524	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,340	5,438	10,278	273	5,442	10,547	15,989	2,360	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,296	17,066	63,253	80,319	12,257	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,947	1,508	2,947	4,455	495	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	9,274	3,847	9,274	13,121	1,555	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,280	3,107	8,280	11,387	1,411	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	18,006	7,099	18,006	25,105	3,018	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,208	5,423	13,208	18,631	2,187	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,331	1,873	5,331	7,204	1,356	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	356	1,813	4,196	6,009	655	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	49	6,640	8,205	14,845	1,269	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	46	1,392	1,578	2,970	329	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	(20)	2,130	1,943	4,073	400	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	396	3,836	3,920	7,756	718	2019
353 Perry Street	Perris, CA	—	1,780	—	18,828	1,788	18,820	20,608	2,472	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,054	806	4,279	5,085	644	2019
801-817 E. Anaheim Street	Wilmington, CA	—	5,712	434	(430)	5,712	4	5,716	1	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	23,302	13,402	23,310	36,712	3,047	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,721	1,745	4,721	6,466	551	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,460	3,333	8,460	11,793	919	2020
24665 Nandina Avenue	Moreno Valley, CA	—	4,016	—	17,078	4,066	17,028	21,094	1,700	2021
19302-19400 S. Laurel Park Road	Rancho Dominguez, CA	—	12,816	1,649	6,239	12,815	7,889	20,704	574	2022
3125 Wilson Avenue	Perris, CA	—	4,328	—	24,259	4,328	24,259	28,587	1,901	2022
680 Columbia Avenue	Riverside, CA	—	936	5,117	(59)	936	5,058	5,994	422	2022
1458 E. Mission Boulevard	Pomona, CA	—	1,268	4,813	3	1,267	4,817	6,084	365	2022
2755 S. Willow Avenue	Rialto, CA	—	17,155	4,258	4	17,155	4,262	21,417	1,114	2022

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2024
			Initial Cost		Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/24				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(b) Accumulated Depreciation 12/31/2024
		(In thousands)
8410 Arjons Drive	San Diego, CA	—	3,757	2,885	(9)	3,757	2,876	6,633	228	2022
7666 Formula Place	San Diego, CA	—	6,909	3,549	37	6,899	3,596	10,495	296	2022
2042 S. Grove Avenue	Ontario, CA	—	15,358	404	35	15,355	442	15,797	55	2022
13484 Colombard Court	Fontana, CA	—	11,339	660	2,390	11,339	3,050	14,389	321	2022
15551 Boyle Avenue	Fontana, CA	—	5,407	—	14,089	5,405	14,091	19,496	473	2023
27426 Pioneer Avenue	Redlands, CA	—	26,470	542	45,214	26,367	45,859	72,226	1,482	2023
13769 Arrow Route	Fontana, CA	—	3,124	2,619	19	3,124	2,638	5,762	157	2023
1250 E. Francis Street	Ontario, CA	—	5,109	870	—	5,109	870	5,979	68	2023
13351 12th Street	Chino, CA	—	22,389	1,803	59	22,436	1,815	24,251	220	2023
3870 Seville Avenue	Vernon, CA	—	12,226	1,829	5	12,226	1,834	14,060	124	2024
473 E. Rider Street	Perris, CA	—	7,439	—	34,294	7,428	34,305	41,733	857	2024
4742 Redlands Avenue	Perris, CA	—	2,088	—	24,393	2,088	24,393	26,481	462	2024
3175 Wilson Avenue	Perris, CA	—	3,594	—	23,047	3,594	23,047	26,641	573	2024
Developments in Process
First Pine Hills BTS	Orlando, FL	—	2,206	—	2,180	2,206	2,180	4,386	—	N/A
First Park Miami Building 3	Medley, FL	—	10,915	—	27,448	11,204	27,159	38,363	—	N/A
First Pompano Logistics Center	Pompano Beach, FL	—	2,611	543	5,299	2,611	5,842	8,453	—	N/A
First Liberty Logistics Center	Houston, TX	—	5,843	226	15,882	5,844	16,107	21,951	—	N/A
First Rockdale VII	Mt. Juliet, TN	—	3,840	—	3,923	3,840	3,923	7,763	—	N/A
First Rockdale VI	Mt. Juliet, TN	—	378	—	7,989	378	7,989	8,367	—	N/A
First Park 33 Building I	Easton, PA	—	4,904	366	3,824	4,903	4,191	9,094	—	N/A
First Park 33 Building II	Easton, PA	—	6,827	509	5,163	6,826	5,673	12,499	—	N/A
Land Parcels
Land Parcels		—	412,724	9,378	64,235	408,574	77,763	486,337	597
Total		$9,643	$1,805,288	$1,370,825	$2,678,843	$1,796,339	$4,058,617	$5,854,956	$1,089,797

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2024
NOTES:
(a)See description of encumbrances in Note 4 to the Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.
(b)Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	3 to 50 years
Land Improvements	4 to 25 years
Tenant Improvements, Leasehold Improvements	Shorter of Useful Life or Terms of Related Lease

At December 31, 2024, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $5.4 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2024	2023	2022
	(In thousands)
Balance, Beginning of Year	$5,714,080	$5,343,039	$4,646,444
Acquisition of Real Estate Assets	78,123	133,936	312,841
Construction Costs and Improvements	165,320	300,226	496,190
Disposition of Real Estate Assets	(85,335)	(44,665)	(90,762)
Write-off of Fully Depreciated and Other Assets	(17,232)	(18,456)	(21,674)
Balance, End of Year Including Real Estate Held for Sale	$5,854,956	$5,714,080	$5,343,039
Real Estate Held for Sale (A)	(8,564)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$5,846,392	$5,714,080	$5,343,039

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2024	2023	2022
	(In thousands)
Balance, Beginning of Year	$1,009,335	$921,480	$868,296
Depreciation for Year	139,202	130,427	119,477
Disposition of Real Estate Assets	(41,140)	(24,215)	(45,246)
Write-off of Fully Depreciated and Other Assets	(17,600)	(18,357)	(21,047)
Balance, End of Year Including Real Estate Held for Sale	$1,089,797	$1,009,335	$921,480
Real Estate Held for Sale (B)	(4,089)	—	—
Balance, End of Year Excluding Real Estate Held for Sale	$1,085,708	$1,009,335	$921,480
(A) The Real Estate Held for Sale at December 31, 2024 excludes $167 of other assets.

(B) The Real Estate Held for Sale at December 31, 2024 excludes $11 of accumulated amortization related to the other assets mentioned above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 13, 2025

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 13, 2025

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 13, 2025
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 13, 2025
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 13, 2025
John Rau

/S/ TERESA B. BAZEMORE	Director	February 13, 2025
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 13, 2025
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 13, 2025
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 13, 2025
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
Date: February 13, 2025

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 13, 2025

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 13, 2025
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 13, 2025
Peter E. Baccile

/S/ JOHN RAU	Lead Independent Director	February 13, 2025
John Rau

/S/ TERESA B. BAZEMORE	Director	February 13, 2025
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 13, 2025
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 13, 2025
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 13, 2025
Marcus L. Smith