Form 10-Q
period 2025-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2025-04-17
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
At April 17, 2025, 132,398,053 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2025 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2025, the Company owned an approximate 97.0% common general partnership interest in the Operating Partnership. The remaining approximate 3.0% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the Consolidated Financial Statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 3.0% equity interest in the Operating Partnership held by persons or entities other than the Company is classified as limited partners units in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
•Relationship to Other Real Estate Partnerships. The Company's operations are primarily conducted through the Operating Partnership and its subsidiaries. Additionally, several other limited partnerships, referred to as the "Other Real Estate Partnerships," also contribute to operations. In each of these partnerships, the Operating Partnership is a limited partner, holding at least a 99% interest, while the Company acts as general partner, holding at least a .01% interest, held through several separate wholly-owned corporations. The Other Real Estate Partnerships are variable interest entities consolidated by both the Company and the Operating Partnership. The Company's direct general partnership interests in the Other Real Estate Partnerships are reflected as noncontrolling interests within the Operating Partnership's financial statements.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2025

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,830,815	$1,795,136
Buildings and Improvements	3,999,050	3,897,284
Construction in Progress	199,032	153,972
Less: Accumulated Depreciation	(1,116,322)	(1,085,708)
Net Investment in Real Estate	4,912,575	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $505 and $4,100	426	4,631
Operating Lease Right-of-Use Assets	19,535	19,866
Cash and Cash Equivalents	35,738	44,512
Restricted Cash	1,672	7,170
Tenant Accounts Receivable	8,942	7,312
Investment in Joint Venture	82,152	51,180
Deferred Rent Receivable	168,900	162,883
Prepaid Expenses and Other Assets, Net	218,114	203,188
Total Assets	$5,448,054	$5,261,426
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,557	$9,643
Senior Unsecured Notes, Net	995,364	995,184
Unsecured Term Loans, Net	921,633	922,476
Unsecured Credit Facility	454,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	143,542	132,740
Operating Lease Liabilities	17,255	17,608
Rents Received in Advance and Security Deposits	102,014	104,558
Dividends and Distributions Payable	61,467	51,189
Total Liabilities	2,704,832	2,515,398
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust, Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,394,716 and 132,349,119 shares issued and outstanding)	1,324	1,323
Additional Paid-in Capital	2,429,120	2,425,253
Retained Earnings	208,434	219,095
Accumulated Other Comprehensive Income	12,199	19,936
Total First Industrial Realty Trust, Inc.'s Equity	2,651,077	2,665,607
Noncontrolling Interests	92,145	80,421
Total Equity	2,743,222	2,746,028
Total Liabilities and Equity	$5,448,054	$5,261,426
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Lease Revenue	$175,376	$159,735
Joint Venture Fees	426	669
Other Revenue	1,272	1,868
Total Revenues	177,074	162,272
Expenses:
Property Expenses	48,311	47,014
General and Administrative	15,897	11,781
Joint Venture Development Services Expense	217	426
Depreciation and Other Amortization	43,754	41,819
Total Expenses	108,179	101,040
Other Income (Expense):
Gain on Sale of Real Estate	6,844	30,852
Interest Expense	(19,469)	(20,897)
Amortization of Debt Issuance Costs	(963)	(912)
Total Other Income (Expense)	(13,588)	9,043
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	55,307	70,275
Equity in Income of Joint Venture	3,477	1,402
Income Tax Provision	(5,900)	(1,179)
Net Income	52,884	70,498
Less: Net Income Attributable to the Noncontrolling Interests	(4,781)	(2,046)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$48,103	$68,452
Net Income Allocable to Participating Securities	(36)	(45)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$48,067	$68,407
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.36	$0.52
Weighted Average Shares Outstanding - Basic	132,415	132,360
Weighted Average Shares Outstanding - Diluted	132,493	132,406
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net Income	$52,884	$70,498
Mark-to-Market (Loss) Gain on Derivative Instruments	(8,011)	10,321
Amortization of Derivative Instruments	102	102
Comprehensive Income	44,975	80,921
Comprehensive Income Attributable to Noncontrolling Interests	(4,546)	(2,323)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$40,429	$78,598
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2025:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
Net Income	—	—	48,103	—	4,781	52,884
Other Comprehensive Loss	—	—	—	(7,674)	(235)	(7,909)
Stock Based Compensation Activity	1	320	271	—	12,481	13,073
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(59,035)	—	(1,819)	(60,854)
Conversion of Limited Partner Units to Common Stock	—	27	—	—	(27)	—
Reallocation - Additional Paid-in Capital	—	3,520	—	—	(3,520)	—
Reallocation - Other Comprehensive Income	—	—	—	(63)	63	—
Balance as of March 31, 2025	$1,324	$2,429,120	$208,434	$12,199	$92,145	$2,743,222

Three Months Ended March 31, 2024:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	68,452	—	2,046	70,498
Other Comprehensive Income	—	—	—	10,146	277	10,423
Stock Based Compensation Activity	—	(323)	(6)	—	8,003	7,674
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,049)	—	(1,260)	(50,309)
Conversion of Limited Partner Units to Common Stock	—	7	—	—	(7)	—
Retirement of Limited Partner Units	—	—	—	—	(25)	(25)
Distributions to Noncontrolling Interests	—	—	—	—	(98)	(98)
Reallocation - Additional Paid-in Capital	—	3,007	—	—	(3,007)	—
Reallocation - Other Comprehensive Income	—	—	—	(44)	44	—
Balance as of March 31, 2024	$1,323	$2,414,364	$147,104	$32,374	$78,103	$2,673,268
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,884	$70,498
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	35,345	33,962
Amortization of Debt Issuance Costs	963	912
Other Amortization, Including Equity Based Compensation	18,547	12,870
Equity in Income of Joint Venture	(3,477)	(1,402)
Distributions from the Joint Venture	—	753
Gain on Sale of Real Estate	(6,844)	(30,852)
Straight-line Rental Income and Expense, Net	(6,063)	(4,165)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(8,993)	(19,374)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	6,204	(703)
Net Cash Provided by Operating Activities	88,566	62,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(161,791)	—
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(60,190)	(68,376)
Net Proceeds from Sales of Investments in Real Estate	11,464	47,787
Contributions to and Investments in Joint Venture	(2,491)	(2,614)
Other Investing Activity	(340)	4,172
Net Cash Used in Investing Activities	(213,348)	(19,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(10,002)	—
Income Taxes Paid on Vested Equity Compensation	(1,315)	(2,028)
Common Stock Dividends and Unit Distributions Paid	(50,087)	(43,220)
Repayments on Mortgage Loan Payable	(86)	(82)
Proceeds from Unsecured Credit Facility	261,000	102,000
Repayments on Unsecured Credit Facility	(89,000)	(95,000)
Distributions to Noncontrolling Interests	—	(98)
Net Cash Provided by (Used in) Financing Activities	110,510	(38,428)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14,272)	5,040
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$37,410	$48,884

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,883	$2,637
Cash Paid for Operating Lease Liabilities	$706	$868
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$—	$200
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$61,467	$50,695
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(27)	$(7)
Common Stock	—	—
Additional Paid-in Capital	27	7
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$563	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$51,225	$34,731
Write-off of Fully Depreciated Assets	$(11,365)	$(10,940)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,830,815	$1,795,136
Buildings and Improvements	3,999,050	3,897,284
Construction in Progress	199,032	153,972
Less: Accumulated Depreciation	(1,116,322)	(1,085,708)
Net Investment in Real Estate (including $294,347 and $296,588 related to consolidated variable interest entities, see Note 5)	4,912,575	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $505 and $4,100	426	4,631
Operating Lease Right-of-Use Assets	19,535	19,866
Cash and Cash Equivalents	35,738	44,512
Restricted Cash	1,672	7,170
Tenant Accounts Receivable	8,942	7,312
Investment in Joint Venture	82,152	51,180
Deferred Rent Receivable	168,900	162,883
Prepaid Expenses and Other Assets, Net	227,324	212,417
Total Assets	$5,457,264	$5,270,655
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,557	$9,643
Senior Unsecured Notes, Net	995,364	995,184
Unsecured Term Loans, Net	921,633	922,476
Unsecured Credit Facility	454,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	143,542	132,740
Operating Lease Liabilities	17,255	17,608
Rents Received in Advance and Security Deposits	102,014	104,558
Distributions Payable	61,467	51,189
Total Liabilities	2,704,832	2,515,398
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,394,716 and 132,349,119 units outstanding)	2,588,617	2,598,962
Limited Partners Units (4,081,021 and 3,640,860 units outstanding)	139,980	127,870
Accumulated Other Comprehensive Income	12,576	20,485
Total First Industrial, L.P.'s Partners' Capital	2,741,173	2,747,317
Noncontrolling Interests	11,259	7,940
Total Partners' Capital	2,752,432	2,755,257
Total Liabilities and Partners' Capital	$5,457,264	$5,270,655
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Lease Revenue	$175,376	$159,735
Joint Venture Fees	426	669
Other Revenue	1,272	1,868
Total Revenues	177,074	162,272
Expenses:
Property Expenses	48,311	47,014
General and Administrative	15,897	11,781
Joint Venture Development Services Expense	217	426
Depreciation and Other Amortization	43,754	41,819
Total Expenses	108,179	101,040
Other Income (Expense):
Gain on Sale of Real Estate	6,844	30,852
Interest Expense	(19,469)	(20,897)
Amortization of Debt Issuance Costs	(963)	(912)
Total Other Income (Expense)	(13,588)	9,043
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	55,307	70,275
Equity in Income of Joint Venture	3,477	1,402
Income Tax Provision	(5,900)	(1,179)
Net Income	52,884	70,498
Less: Net Income Attributable to the Noncontrolling Interests	(3,338)	(223)
Net Income Available to Unitholders and Participating Securities	$49,546	$70,275
Net Income Allocable to Participating Securities	(84)	(130)
Net Income Available to Unitholders	$49,462	$70,145
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.37	$0.52
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.36	$0.52
Weighted Average Units Outstanding - Basic	135,440	135,068
Weighted Average Units Outstanding - Diluted	136,115	135,387
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net Income	$52,884	$70,498
Mark-to-Market (Loss) Gain on Derivative Instruments	(8,011)	10,321
Amortization of Derivative Instruments	102	102
Comprehensive Income	44,975	80,921
Comprehensive Income Attributable to Noncontrolling Interests	(3,338)	(223)
Comprehensive Income Attributable to Unitholders	$41,637	$80,698
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2025:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
Net Income	48,071	1,475	—	3,338	52,884
Other Comprehensive Loss	—	—	(7,909)	—	(7,909)
Stock Based Compensation Activity	592	12,481	—	—	13,073
Unit Distributions ($0.445 Per Unit)	(59,035)	(1,819)	—	—	(60,854)
Conversion of Limited Partner Units to General Partner Units	27	(27)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(25)	(25)
Balance as of March 31, 2025	$2,588,617	$139,980	$12,576	$11,259	$2,752,432

Three Months Ended March 31, 2024:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	68,404	1,871	—	223	70,498
Other Comprehensive Income	—	—	10,423	—	10,423
Stock Based Compensation Activity	(329)	8,003	—	—	7,674
Unit Distributions ($0.370 Per Unit)	(49,049)	(1,260)	—	—	(50,309)
Conversion of Limited Partner Units to General Partner Units	7	(7)	—	—	—
Retirement of Limited Partner Units	—	(25)	—	—	(25)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(113)	(113)
Balance as of March 31, 2024	$2,524,183	$117,585	$33,265	$7,508	$2,682,541
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,884	$70,498
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	35,345	33,962
Amortization of Debt Issuance Costs	963	912
Other Amortization, Including Equity Based Compensation	18,547	12,870
Equity in Income of Joint Venture	(3,477)	(1,402)
Distributions from the Joint Venture	—	753
Gain on Sale of Real Estate	(6,844)	(30,852)
Straight-line Rental Income and Expense, Net	(6,063)	(4,165)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(8,974)	(19,364)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	6,204	(703)
Net Cash Provided by Operating Activities	88,585	62,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(161,791)	—
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(60,190)	(68,376)
Net Proceeds from Sales of Investments in Real Estate	11,464	47,787
Contributions to and Investments in the Joint Venture	(2,491)	(2,614)
Other Investing Activity	(340)	4,172
Net Cash Used in Investing Activities	(213,348)	(19,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(10,002)	—
Income Taxes Paid on Vested Equity Compensation	(1,315)	(2,028)
Unit Distributions Paid	(50,087)	(43,220)
Contributions from Noncontrolling Interests	6	5
Distributions to Noncontrolling Interests	(25)	(113)
Repayments on Mortgage Loan Payable	(86)	(82)
Proceeds from Unsecured Credit Facility	261,000	102,000
Repayments on Unsecured Credit Facility	(89,000)	(95,000)
Net Cash Provided by (Used in) Financing Activities	110,491	(38,438)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14,272)	5,040
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$37,410	$48,884

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,883	$2,637
Cash Paid for Operating Lease Liabilities	$706	$868
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$—	$200
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$61,467	$50,695
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(27)	$(7)
General Partner Units	27	7
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$563	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$51,225	$34,731
Write-off of Fully Depreciated Assets	$(11,365)	$(10,940)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at March 31, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 3.0% at March 31, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2025, we owned 416 industrial properties located in 19 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA"). Of the 416 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") and should be read in conjunction with such Consolidated Financial Statements and related notes. The 2024 year end Consolidated Balance Sheet data included in this Form 10-Q filing was derived from the audited Consolidated Financial Statements in our 2024 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim Consolidated Financial Statements highlight significant changes to the notes included in the December 31, 2024 audited Consolidated Financial Statements included in our 2024 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2025 and December 31, 2024, and the reported amounts of revenues and expenses for the three months ended March 31, 2025 and 2024. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2025 and December 31, 2024, the results of our operations and comprehensive income for each of the three months ended March 31, 2025 and 2024, and our cash flows for each of the three months ended March 31, 2025 and 2024. All adjustments are of a normal recurring nature.
Segment Reporting
Management views the Company as operating within a single business segment. The Chief Operating Decision Maker ("CODM") uses consolidated net income as the primary measure to assess overall company performance and to allocate resources. Consolidated net income is presented in our Consolidated Financial Statements and provides a comprehensive view of the Company's financial performance, including both property and non-property financial results. The CODM reviews significant expenses associated with the Company's single operating segment, including property-related and corporate-level costs, which are presented in our Consolidated Statements of Operations.
We do not report asset information for our single segment as it is not utilized by our CODM for assessing performance or allocating resources. Asset values for our properties are reported in our Consolidated Balance Sheets at historical cost which may not reflect current market value.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires enhanced income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods in fiscal years beginning after December 15, 2025, and should be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to determine its impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2025, we acquired two industrial properties totaling approximately 0.8 million square feet of GLA from the Joint Venture (see Note 5), as well as one land parcel from a third-party seller. We accounted for the properties and land parcel as asset acquisitions, with related transaction costs capitalized to the respective asset bases. The following table summarizes the allocation of the aggregate purchase price, excluding transaction costs, to the major asset classes for the industrial properties and land parcel acquired during the three months ended March 31, 2025:

Land	$34,365
Building and Improvements	88,136
In-Place Leases	8,325
Other Assets	4,891
Total Purchase Price	$135,717
Sales
During the three months ended March 31, 2025, we sold two industrial properties totaling approximately 0.1 million square feet of GLA. Gross proceeds from the sales were $11,860 and the gain on sale of real estate attributable to these sales was $6,844.
Real Estate Held for Sale
As of March 31, 2025, we had one industrial property held for sale totaling approximately 0.02 million square feet of GLA.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2025	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2025	December 31, 2024
Mortgage Loan Payable	$9,557	$9,643	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$998,571	$998,571
Unamortized Debt Issuance Costs	(3,169)	(3,347)
Unamortized Discounts	(38)	(40)
Senior Unsecured Notes, Net	$995,364	$995,184
Unsecured Term Loans, Gross
2021 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2025 Unsecured Term Loan (A)(B)	200,000	—	1.82%	N/A	3/17/2028
2022 Unsecured Term Loan (A)	425,000	425,000	3.63%	N/A	10/18/2027
2022 Unsecured Term Loan II (A)(C)	300,000	300,000	4.87%	N/A	8/12/2025
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(3,367)	(2,524)
Unsecured Term Loans, Net	$921,633	$922,476
Unsecured Credit Facility (D)	$454,000	$282,000	5.09%	N/A	3/16/2029
_______________
(A) The interest rate at March 31, 2025 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two one-year extension options, subject to certain conditions.
(C) At our option, we may extend the maturity pursuant to two one-year extension options, subject to certain conditions. During the three months ended March 31, 2025, we delivered notice to the lenders to exercise the first one-year extension option, which will extend the maturity date to August 12, 2026, subject to the satisfaction of certain conditions.
(D) At our option, we may extend the maturity pursuant to two six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $9,057 and $713 as of March 31, 2025 and December 31, 2024, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of March 31, 2025, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $30,022. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of March 31, 2025.

Unsecured Term Loans
On March 18, 2025, we amended and restated our existing $200,000 unsecured term loan (as amended and restated, the "2025 Unsecured Term Loan"). The 2025 Unsecured Term Loan matures on March 17, 2028, and includes two optional one-year extensions, subject to the satisfaction of certain conditions. The 2025 Unsecured Term Loan provides for interest-only payments during the term and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points based on our current credit ratings and consolidated leverage ratio. We have interest rate swaps outstanding with a notional value of $200,000 that fix the SOFR rate component at 0.87% at March 31, 2025 and mature on February 2, 2026. The all-in interest rate at March 31, 2025 is 1.82%. See Note 10 for additional information. The 2025 Unsecured Term Loan may be increased, at our request and subject to willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $460,000.
Unsecured Credit Facility
On March 18, 2025, we amended and restated our existing $750,000 revolving credit agreement, increasing the total capacity to $850,000 (as amended and restated, the "Unsecured Credit Facility"). The Unsecured Credit Facility matures on March 16, 2029, and includes two optional six-month extensions, subject to the satisfaction of certain conditions. At March 31, 2025, borrowings under the Unsecured Credit Facility bear interest at a variable rate based on SOFR, plus a credit spread of 77.5 basis points based on our current credit ratings and consolidated leverage ratio, and requires us to pay a facility fee of 15 basis points. The Unsecured Credit Facility provides for interest-only payments during the term and may be increased, at our request and subject to the willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $1,000,000.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2025	$300,262
2026	364
2027	556,449
2028	390,453
2029	679,000
Thereafter	460,600
Total	$2,387,128
Our Unsecured Credit Facility, unsecured term loans, senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants. These include, among others, restrictions on the incurrence of additional indebtedness and requirements related to debt service coverage ratios. Under the terms of the Unsecured Credit Facility and unsecured term loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants under the Unsecured Credit Facility, the unsecured term loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2025 and December 31, 2024, the fair value of our indebtedness was as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,557	$9,331	$9,643	$9,326
Senior Unsecured Notes, Net	998,533	932,548	998,531	909,012
Unsecured Term Loans	925,000	924,830	925,000	924,814
Unsecured Credit Facility	454,000	454,000	282,000	282,162
Total	$2,387,090	$2,320,709	$2,215,174	$2,125,314
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships, as reflected in our Consolidated Balance Sheets. All amounts are shown net of intercompany eliminations:

	March 31, 2025	December 31, 2024
ASSETS
Assets:
Net Investment in Real Estate	$294,347	$296,588
Operating Lease Right-of-Use Assets	12,795	12,818
Cash and Cash Equivalents	2,022	2,463
Deferred Rent Receivable	15,748	16,060
Prepaid Expenses and Other Assets, Net	12,827	11,937
Total Assets	$337,739	$339,866
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$10,217	$8,625
Operating Lease Liabilities	10,177	10,186
Rents Received in Advance and Security Deposits	7,665	8,412
Partners' Capital	309,680	312,643
Total Liabilities and Partners' Capital	$337,739	$339,866

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
Under the operating agreement for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, construction supervision, disposition and asset management services. In addition, we may earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the three months ended March 31, 2025 and 2024, we earned fees of $465 and $859, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture. Of these amounts, $39 and $190, respectively, were deferred due to our economic interest in the Joint Venture. During the three months ended March 31, 2025 and 2024, we incurred $217 and $426, respectively, in fees paid for third-party development, property management and leasing services associated with the Joint Venture. At March 31, 2025 and December 31, 2024, we had outstanding receivables from the Joint Venture of $168 and $364, respectively.
During the year ended December 31, 2024, the Joint Venture substantially completed development of three buildings, (collectively the “Project”): Building A (approximately 0.4 million square feet of GLA), Building B (approximately 0.4 million square feet of GLA) and Building C (approximately 1.0 million square feet of GLA). During the three months ended March 31, 2025, we purchased Buildings A and B from the Joint Venture (see Note 3).
Net income of the Joint Venture for the three months ended March 31, 2025 and 2024 was $39,879 and $2,032, respectively. The net income for the three months ended March 31, 2025 includes a gain on sale of $39,630, of which $39,591 related to the sales of Buildings A and B. Our economic share of the gain on sale related to the sales of Buildings A and B for the three months ended March 31, 2025 was $17,072. However, as we acquired Buildings A and B from the Joint Venture, our share of the gain on sale was offset against the basis of the real estate acquired.
For the three months ended March 31, 2025 and 2024, we earned incentive fees of $7,976 and $406, respectively, from the Joint Venture. For the three months ended March 31, 2025, we offset $6,968 of incentive fees against the basis of real estate in connection with our acquisition of Buildings A and B. As such, during the three months ended March 31, 2025 and 2024, $1,008 and $406, respectively, were reflected in the Equity In Income of Joint Venture line item in the Consolidated Statements of Operations.
In connection with the Project, the Joint Venture has a construction loan that matures on July 29, 2025, and has two one-year extension options, which extensions are subject to then meeting certain financial conditions (the "Joint Venture Loan"). As of March 31, 2025 and December 31, 2024, the balance of the Joint Venture Loan is $54,770 and $131,111, respectively, excluding $84 and $269, respectively, of unamortized debt issuance costs.
As of March 31, 2025, we maintain an outstanding completion guarantee to the lender and our third-party joint venture partner for timely completion of the construction of Building C, as tenant improvements are not complete. We have also provided the lender with a guarantee covering typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third-party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's income was $3,305 and $176 for the three months ended March 31, 2025 and 2024, respectively, and was reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $10,143 and $6,838 at March 31, 2025 and December 31, 2024, respectively.
ATM Program
On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time through "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2025, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the three months ended March 31, 2025:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2024	$20,485	$20,485	$(549)	$19,936
Other Comprehensive Loss Before Reclassifications	(4,231)	(4,231)	172	(4,059)
Amounts Reclassified from Accumulated Other Comprehensive Income	(3,678)	(3,678)	—	(3,678)
Net Current Period Other Comprehensive Loss	(7,909)	(7,909)	172	(7,737)
Balance as of March 31, 2025	$12,576	$12,576	$(377)	$12,199
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive (Income) Loss Components	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$102	$102	Interest Expense
Net Settlement Receipts from our Counterparties	(3,780)	(6,149)	Interest Expense
Total	$(3,678)	$(6,047)
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

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$48,067	$68,407
Denominator (In Thousands):
Weighted Average Shares - Basic	132,415	132,360
Effect of Dilutive Securities:
Performance Units (See Note 9)	78	46
Weighted Average Shares - Diluted	132,493	132,406
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.36	$0.52
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net Income Available to Unitholders	$49,462	$70,145
Denominator (In Thousands):
Weighted Average Units - Basic	135,440	135,068
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	675	319
Weighted Average Units - Diluted	136,115	135,387
Basic EPU:
Net Income Available to Unitholders	$0.37	$0.52
Diluted EPU:
Net Income Available to Unitholders	$0.36	$0.52
At March 31, 2025 and 2024, participating securities for the Company included 94,445 and 102,704, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2025 and 2024, participating securities for the Operating Partnership included 215,313 and 271,001, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2025, 37,435 performance units ("Performance Units") and 376,089 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $11,744 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
Service Based Awards
For the three months ended March 31, 2025, 50,604 shares of restricted stock units ("Service Units") and 113,610 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees based on service-based criteria, which had an aggregate fair value of approximately $8,263 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees who meet both the age and service criteria, their awards become non-forfeitable. As such, during the three months ended March 31, 2025, we expensed 100% of the awards granted to retirement-eligible employees at the grant date, treating them as fully vested. For employees who satisfy retirement eligibility requirements during the normal vesting periods, the awards are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $13,930 and $9,108 for the three months ended March 31, 2025 and 2024, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $1,853 and $1,804 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, we had $13,461 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 1.06 years.

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
We have interest rate swaps to manage our exposure to changes in SOFR related to our unsecured term loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fix the SOFR rate component at 0.87% at March 31, 2025 and mature on February 2, 2026 (the "2021 Swaps").
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
Our agreements with our derivative counterparties contain cross-default provisions, which may be triggered if we default on other indebtedness, subject to certain thresholds. As of March 31, 2025, we had not posted any collateral under these agreements and were in compliance with all contractual provisions of these agreements. In the event of a breach, we could be required to settle our obligations at the termination values within the agreements.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements:
Description	Fair Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$5,185	—	$5,185	—
2022 Swaps	$9,505	—	$9,505	—
Liabilities:
2022 II Swaps	$(442)	—	$(442)	—

	Fair Value at December 31, 2024
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$6,902	—	$6,902	—
2022 Swaps	$14,461	—	$14,461	—
2022 II Swaps	$896	—	$896	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the three months ended March 31, 2025. See Note 7 for more information regarding our derivatives.

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
11. Related Party Transactions
At March 31, 2025 and December 31, 2024, the Operating Partnership had receivable balances of $9,206 and $9,225, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership and operation of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
In conjunction with the development of industrial properties, we have entered into construction agreements with general contractors for the development of industrial properties. At March 31, 2025, we had eight development projects under construction, totaling approximately 2.0 million square feet of GLA. The estimated total investment for these projects as of March 31, 2025 is approximately $280,400, of which approximately $147,000 remains to be funded. There can be no assurance that actual completion costs will not exceed the estimated amounts.
13. Subsequent Events
Subsequent to March 31, 2025, we sold one industrial property for a sales price of $1,850, excluding transaction costs.

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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in this report, in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2024 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2025, we owned 416 industrial properties located in 19 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA"). Of the 416 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at March 31, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 3.0% at March 31, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Through a wholly-owned TRS of the Operating Partnership, we own an equity interest in a joint venture (the "Joint Venture"). We also provide various services to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Operating Partnership or the Company as presented herein.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available without charge on our website at www.firstindustrial.com. These reports can also be accessed through the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters of each committee of the Board of Directors, and supplemental financial and operating information are all available without charge on our website or upon request. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted on our website. The information found on, or otherwise accessible through our website, is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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
•Market Strategy. Our market strategy is to concentrate on 15 key logistics markets in the United States, with a primary emphasis on coastal markets. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable and diversified economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth as it generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; (v) sufficient size to provide ample opportunity for growth through incremental investments and support asset liquidity; and (vi) favorable governmental, regulatory and tax environments.
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $850.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also evaluate joint venture arrangements as another source of capital to finance acquisitions and developments as well as manage investment exposure and allocation.

Summary of the Three Months Ended March 31, 2025
Our operating results were strong during the three months ended March 31, 2025. In-service occupancy at quarter end was 95.3%, and for new and renewal leases that commenced during the quarter we achieved a 41.7% increase in cash rental rates, reflecting continued demand.
As of March 31, 2025, we had eight development projects underway, totaling 2.0 million square feet of GLA, with an aggregate estimated investment of approximately $280.4 million.
During the three months ended March 31, 2025, we completed several significant real estate transactions:
•We acquired two industrial properties located in our Phoenix market, totaling approximately 0.8 million square feet of GLA. These assets were purchased from our Joint Venture for an aggregate price of $120.0 million, excluding transaction costs. The purchase price is net of our economic share of gain on sale and incentive fees we earned on the sale as well as other deferred fees.
•We acquired approximately 61.4 acres of land for development located in our Central/Eastern Pennsylvania market for an aggregate purchase price of $15.7 million, excluding transaction costs.
•We sold two industrial properties totaling approximately 0.1 million square feet of GLA for gross proceeds of $11.9 million.
During the three months ended March 31, 2025, our key financing activities included:
•We declared a first quarter cash dividend of $0.445 per common share or Unit, an increase of 20.3% over the 2024 quarterly dividend rate.
•We amended our Unsecured Credit Facility to, among other changes, increase the borrowing capacity by $100.0 million to $850.0 million, eliminate the 10 basis point SOFR adjustment and extend the maturity date to March 2029, with two optional six-month extensions.
•We amended our $200.0 million term loan agreement to extend the maturity to March 2028, with two optional one-year extensions.
As of March 31, 2025, we had $395.5 million of available borrowing capacity under our Unsecured Credit Facility and held $37.2 million in cash, cash equivalents and restricted cash, excluding our Joint Venture partner's 6% interest, which is consolidated in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by category for the three months ended March 31, 2025 and 2024.
Same Store Properties: Same store properties include those that were owned and in service prior to January 1, 2024 and remained in service through March 31, 2025. Same store properties also includes developments and redevelopments placed in service prior to January 1, 2024. A property is considered placed in service when it meets one of the following criteria: (i) acquired properties with occupancy of at least 75% at acquisition, unless we anticipate tenant move-outs within two years of ownership would reduce occupancy below 75%; (ii) acquired properties with occupancy less than 75% at acquisition are placed in service upon reaching the earlier of 90% occupancy or one year subsequent to acquisition; (iii) developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service upon the earlier of reaching 90% occupancy or one year after construction completion; and (iv) properties acquired with occupancy greater than 75% but with anticipated move out within two years of ownership, are placed in service upon the earlier of reaching 90% occupancy or twelve months after tenant move out. Properties are moved from the same store category to the redevelopment classification when projected capital expenditures are estimated to exceed 25% of the property's undepreciated gross book value.
Acquired Properties: Acquired properties are properties that were purchased subsequent to December 31, 2023 and held as an operating property through March 31, 2025.
Sold Properties: Sold properties are properties that were disposed of subsequent to December 31, 2023.
Developments and Redevelopments: Developments and redevelopments (collectively referred to as "(Re)Developments") include properties that were either: (i) not substantially complete 12 months prior to January 1, 2024; or (ii) not stabilized prior to January 1, 2024.
Other Revenues and Property Expenses: Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, interest income, joint venture fees and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024
Our net income was $52.9 million and $70.5 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the average daily occupancy rate of our same store properties was 95.7% and 95.0%, respectively.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$164,394	$154,310	$10,084	6.5%
Acquired Properties	1,403	—	1,403	—
Sold Properties	84	3,499	(3,415)	(97.6)%
(Re)Developments	9,236	1,339	7,897	589.8%
Other	1,957	3,124	(1,167)	(37.4)%
Total Revenues	$177,074	$162,272	$14,802	9.1%
Revenues from same store properties increased $10.1 million primarily due to an increase in rental rates as well as an increase in occupancy. Revenues from acquired properties increased $1.4 million due to the seven industrial properties acquired subsequent to December 31, 2023 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $3.4 million due to the 24 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.3 million square feet of GLA. Revenues from (re)developments increased $7.9 million due to an increase in occupancy and tenant recoveries. Revenues from other decreased $1.2 million primarily due to a decrease in joint venture fees and interest income.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$39,612	$39,068	$544	1.4%
Acquired Properties	248	—	248	—
Sold Properties	33	894	(861)	(96.3)%
(Re)Developments	2,362	1,204	1,158	96.2%
Other	6,056	5,848	208	3.6%
Total Property Expenses	$48,311	$47,014	$1,297	2.8%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $1.2 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $4.1 million, or 34.9%, primarily due to the accelerated recognition of equity compensation expense for certain employees in the first quarter of 2025, compared to full-year amortization of the expense in 2024.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.2 million, or 49.1%. This decline is attributed to a reduction in development activities by our Joint Venture during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$39,413	$39,139	$274	0.7%
Acquired Properties	465	—	465	—
Sold Properties	—	635	(635)	(100.0)%
(Re)Developments	3,514	1,530	1,984	129.7%
Corporate Furniture, Fixtures and Equipment and Other	362	515	(153)	(29.7)%
Total Depreciation and Other Amortization	$43,754	$41,819	$1,935	4.6%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $2.0 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either period.
For the three months ended March 31, 2025, we recognized $6.8 million of gain on sale of real estate related to the sale of two industrial properties totaling approximately 0.1 million square feet of GLA. For the three months ended March 31, 2024, we recognized $30.9 million of gain on sale of real estate related to the sale of nine industrial properties totaling approximately 0.4 million square feet of GLA.
Interest expense decreased by $1.4 million, or 6.8%, primarily due to a decrease in the weighted average interest rate, which fell to 4.03% for the three months ended March 31, 2025 from 4.18% for the three months ended March 31, 2024, a $0.2 million increase in capitalized interest during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and a lower weighted average debt balance of $2,250.4 million for the three months ended March 31, 2025 compared to $2,264.8 million for the three months ended March 31, 2024.
Amortization of debt issuance costs remained relatively unchanged.
Equity in income of joint venture increased $2.1 million, or 148.0%, for the three months ended March 31, 2025. The increase primarily relates to gain on sale and incentive fees recognized in connection with the sale of two properties by the Joint Venture during the quarter. As we were the purchaser of the properties, our economic share of the gain and incentive fees was offset against the basis of the real estate acquired. The remaining portion of the gain on sale and incentive fees reflects our partner’s share, which is consolidated in our financial statements. Additionally, the increase reflects an increase in our pro-rata share of rental income from the Joint Venture, partially offset by an increase in our pro-rata share of depreciation, amortization and interest expense. These increases in expenses are attributable to the substantial completion of three buildings totaling 1.8 million square feet of GLA during the year ended December 31, 2024.
Income tax provision increased by $4.7 million, or 400.4%, primarily driven by our pro-rata share of gain and incentive fees recognized from the sale of real estate by the Joint Venture during the three months ended March 31, 2025. Our equity interest in the Joint Venture is held through a wholly-owned TRS.

Leasing Activity
The following table provides a summary of our commenced leases for the three months ended March 31, 2025. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	14	426	$10.33	70.3%	6.4	$11.07	N/A
Renewal Leases	23	788	$17.73	79.2%	5.3	$3.01	73.7%
Development / Acquisition Leases	1	99	$10.74	N/A	6.7	N/A	N/A
Total / Weighted Average	38	1,313	$14.80	77.0%	5.7	$5.84	73.7%
_______________
(A)    Net rent is the average base rent, calculated in accordance with GAAP, over the term of the lease.
(B)    Straight line basis rent growth is calculated as the percentage change in net rent (including straight line rent adjustments) on a new or renewal lease compared to the net rent (also including straight line rent adjustments) of the expiring comparable lease. New leases without a prior comparable lease are excluded from this metric.
(C)    The lease term is expressed in years and assumes no exercise of any renewal or extension options.
(D)    Lease costs include all costs incurred or capitalized for improvements related to vacant and renewal spaces, along with leasing commissions and other capitalized transaction-related costs. Lease costs per square foot represent the total expected turnover costs for leases that commenced during the period and may not reflect actual expenditures for the period. Excludes properties with zero square footage, such as income producing land.
(E)    Represents the weighted average square footage of tenants that renewed their respective leases.

The following table provides a summary of our leases that commenced during the three months ended March 31, 2025, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	10	342	$709
Renewal Leases	2	250	1,873
Development / Acquisition Leases	1	99	419
Total	13	691	$3,001

Liquidity and Capital Resources
At March 31, 2025, we had approximately $37.2 million in cash, cash equivalents and restricted cash, excluding our Joint Venture partner's share of cash that is consolidated in our financial statements. We also had $395.5 million available for additional borrowings under our Unsecured Credit Facility as of March 31, 2025.
We have considered our short-term liquidity needs through March 31, 2026, and assessed the adequacy of our estimated cash flows from operations and other available sources of liquidity to meet those needs. As of March 31, 2025, we have a $300.0 million unsecured term loan maturing on August 12, 2025. We have delivered notice to the lenders to exercise the first of our two available one-year extension options, which, upon satisfaction of certain customary conditions, will extend the loan's maturity to August 2026. Beyond this maturity, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, expansions, renovations and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT status under the Code and distributions approved by the Company's Board of Directors. We anticipate meeting these liquidity needs primarily through cash flows provided by operating activities and proceeds from select asset dispositions. These needs may also be met by the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet long-term (after March 31, 2026) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains financial covenants that impose limitations on, among other things, the incurrence of additional indebtedness and require maintenance of certain debt service coverage ratios. Our access to borrowings under the facility may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of April 17, 2025, we had approximately $333.8 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB/Positive, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$88,566	$62,499
Net cash used in investing activities	(213,348)	(19,031)
Net cash provided by (used in) financing activities	110,510	(38,428)
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$88,585	$62,509
Net cash used in investing activities	(213,348)	(19,031)
Net cash provided by (used in) financing activities	110,491	(38,438)
Changes in cash flow for the three months ended March 31, 2025, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $26.1 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $17.4 million offset by a decrease in NOI due to the disposition of real estate of $2.6 million;
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payment; and:
•decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts; offset by:
◦increase in income tax provision of $4.7 million.
Investing Activities: Cash used in investing activities increased $194.3 million, primarily due to the following:
•increase of $153.6 million related to the acquisition, development and investment in real estate primarily attributed to an increase in acquisitions, offset by reduced expenditures for developments under construction during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024; and
•decrease of $36.3 million in net proceeds received from the disposition of real estate in 2025 as compared to 2024.
Financing Activities: Cash provided by financing activities was $110.5 million for the three months ended March 31, 2025 as compared to cash used in financing activities of $38.4 million for the three months ended March 31, 2024, resulting in an increase of cash provided by financing activities of $148.9 million, primarily due to the following:
•increase in net borrowings under our Unsecured Credit Facility of $165.0 million in 2025 as compared to 2024; offset by:
◦increase in dividend and unit distributions of $6.9 million due to the Company increasing the dividend rate in 2025 as well as an increase in common shares and units outstanding; and
◦increase in financing issuance costs of $10.0 million related to the amendment and restatement of the Unsecured Credit Facility and the $200.0 million unsecured term loan in 2025.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at March 31, 2025 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2025, $1,933.1 million, or 81.0%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $454.0 million, or 19.0%, was variable rate debt. At December 31, 2024, $1,933.2 million, or 87.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $282.0 million, or 12.7%, was variable rate debt. At March 31, 2025 and December 31, 2024, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our unsecured term loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage the negative effects that increases in interest rates would have on our earnings and cash flows. We designated all of the swaps related to our unsecured term loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2025 would have increased by approximately $0.3 million based on our average outstanding floating-rate debt during the three months ended March 31, 2025. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2025 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.8 million during the three months ended March 31, 2025.
As of March 31, 2025, the estimated fair value of our debt was approximately $2,320.7 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and NOI as supplemental performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2025 incentive compensation plan.
Neither FFO nor SS NOI should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither FFO nor SS NOI represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions. Additionally, our method for calculating FFO and SS NOI may differ from those used by other real estate companies, limiting comparability.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$48,103	$68,452
Adjustments:
Depreciation and Other Amortization of Real Estate	43,583	41,632
Depreciation and Other Amortization of Real Estate in the Joint Venture	1,056	—
Gain on Sale of Real Estate	(6,844)	(30,852)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(3,305)	(132)
Income Tax Provision - Excluded from FFO	5,736	928
Noncontrolling Interest Share of Adjustments	1,862	(293)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$90,191	$79,735

Same Store Net Operating Income
We consider cash basis SS NOI to be a useful non-GAAP supplemental measure of our operating performance. We believe SS NOI enhances the comparability of a company's real estate portfolio to that of other real estate companies. SS NOI reflects the results of operations of properties that were owned and placed in service prior to January 1, 2024, and remained in service through the end of the reporting period.
We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses. SS NOI is further adjusted to exclude the NOI of properties that are not included in the same store pool. Additionally, we exclude the impact of straight-line rent, above and below market rent amortization and lease termination fees, as we believe excluding them provides a more meaningful reflection of cash-basis rental growth and allows for a more consistent year-over-year analysis of property-level performance. SS NOI does not include depreciation and amortization, general and administrative expense, interest expense, income tax benefit and expense, equity in income or loss from joint venture, joint venture fees and joint venture development services expense.
The primary factors influencing SS NOI are occupancy levels, changes in rental rates and fluctuations in tenant recoveries. Our ability to grow SS NOI is largely dependent on our success in leasing space and recovering property operating costs from tenants under existing lease agreements.
The following table shows a reconciliation of the same store revenues and property expenses, as disclosed in the results of operations and reconciled to revenues and expenses reflected on the statements of operations, to SS NOI for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	% Change
	(In thousands)
Same Store Revenues	$164,394	$154,310
Same Store Property Expenses	(39,612)	(39,068)
Same Store Net Operating Income Before Same Store Adjustments	$124,782	$115,242	8.3%
Same Store Adjustments:
Straight-line Rent	(2,500)	(3,890)
Above / Below Market Rent Amortization	(550)	(743)
Lease Termination Fees	(24)	(68)
Same Store Net Operating Income	$121,708	$110,541	10.1%

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$48,103	$68,452
Interest Expense	19,469	20,897
Depreciation and Other Amortization of Real Estate	43,583	41,632
Depreciation and Other Amortization of Real Estate in the Joint Venture	1,056	—
Income Tax Provision - Allocable to FFO	164	251
Net Income Attributable to the Noncontrolling Interests	4,781	2,046
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(147)	(152)
Amortization of Debt Issuance Costs	963	912
Depreciation of Corporate FF&E	171	187
Gain on Sale of Real Estate	(6,844)	(30,852)
Gain on Sale of Real Estate from Joint Venture	(3,305)	(132)
Income Tax Provision - Excluded from FFO	5,736	928
General and Administrative	15,897	11,781
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(1,081)	(1,118)
Net Operating Income	$128,546	$114,832
Non-Same Store Net Operating Income	(3,764)	410
Same Store Net Operating Income Before Same Store Adjustments	$124,782	$115,242
Straight-line Rent	(2,500)	(3,890)
Above (Below) Market Lease Amortization	(550)	(743)
Lease Termination Fees	(24)	(68)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$121,708	$110,541
Subsequent Events

Subsequent to March 31, 2025, we sold one industrial property for a sales price of $1.9 million, excluding transaction costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Fifth Amended and Restated Unsecured Revolving Credit Facility Agreement, dated as of March 18, 2025, among First Industrial, L.P., as borrower, First Industrial Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed March 19, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Second Amended and Restated Unsecured Term Loan Agreement, dated as of March 18, 2025, among First Industrial, L.P., as borrower, First Industrial Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed March 19, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 17, 2025

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: April 17, 2025