Form 10-Q
period 2025-06-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2025-07-17
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
At July 17, 2025, 132,405,000 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2025 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At June 30, 2025, the Company owned an approximate 97.0% common general partnership interest in the Operating Partnership. The remaining approximate 3.0% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,830,843	$1,795,136
Buildings and Improvements	4,029,755	3,897,284
Construction in Progress	234,164	153,972
Less: Accumulated Depreciation	(1,143,363)	(1,085,708)
Net Investment in Real Estate	4,951,399	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,311	19,866
Cash and Cash Equivalents	34,949	44,512
Restricted Cash	—	7,170
Tenant Accounts Receivable	7,715	7,312
Investment in Joint Venture	60,420	51,180
Deferred Rent Receivable	172,682	162,883
Prepaid Expenses and Other Assets, Net	205,639	203,188
Total Assets	$5,452,115	$5,261,426
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,471	$9,643
Senior Unsecured Notes, Net	1,437,522	995,184
Unsecured Term Loans, Net	922,102	922,476
Unsecured Credit Facility	24,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	146,353	132,740
Operating Lease Liabilities	17,010	17,608
Rents Received in Advance and Security Deposits	99,867	104,558
Dividends and Distributions Payable	61,397	51,189
Total Liabilities	2,717,722	2,515,398
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust, Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,405,000 and 132,349,119 shares issued and outstanding)	1,324	1,323
Additional Paid-in Capital	2,431,682	2,425,253
Retained Earnings	204,660	219,095
Accumulated Other Comprehensive Income	7,356	19,936
Total First Industrial Realty Trust, Inc.'s Equity	2,645,022	2,665,607
Noncontrolling Interests	89,371	80,421
Total Equity	2,734,393	2,746,028
Total Liabilities and Equity	$5,452,115	$5,261,426
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Lease Revenue	$177,468	$162,075	$352,844	$321,810
Joint Venture Fees	306	604	732	1,273
Other Revenue	2,389	1,457	3,661	3,325
Total Revenues	180,163	164,136	357,237	326,408
Expenses:
Property Expenses	45,454	43,051	93,765	90,065
General and Administrative	8,434	9,621	24,331	21,402
Joint Venture Development Services Expense	117	371	334	797
Depreciation and Other Amortization	47,207	43,048	90,961	84,867
Total Expenses	101,212	96,091	209,391	197,131
Other Income (Expense):
Gain on Sale of Real Estate	1,121	6,135	7,965	36,987
Interest Expense	(21,722)	(21,126)	(41,191)	(42,023)
Amortization of Debt Issuance Costs	(1,328)	(912)	(2,291)	(1,824)
Total Other Income (Expense)	(21,929)	(15,903)	(35,517)	(6,860)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Provision	57,022	52,142	112,329	122,417
Equity in (Loss) Income of Joint Venture	(64)	1,160	3,413	2,562
Income Tax Provision	(79)	(426)	(5,979)	(1,605)
Net Income	56,879	52,876	109,763	123,374
Less: Net Income Attributable to the Noncontrolling Interests	(1,694)	(1,558)	(6,475)	(3,604)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,185	$51,318	$103,288	$119,770
Net Income Allocable to Participating Securities	(39)	(41)	(75)	(86)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$55,146	$51,277	$103,213	$119,684
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.42	$0.39	$0.78	$0.90
Weighted Average Shares Outstanding - Basic	132,431	132,368	132,423	132,364
Weighted Average Shares Outstanding - Diluted	132,479	132,399	132,486	132,402
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net Income	$56,879	$52,876	$109,763	$123,374
Mark-to-Market (Loss) Gain on Derivative Instruments	(4,851)	(841)	(12,862)	9,480
Amortization of Derivative Instruments	109	103	211	205
Settlement of Derivative Instruments	(250)	—	(250)	—
Comprehensive Income	51,887	52,138	96,862	133,059
Comprehensive Income Attributable to Noncontrolling Interests	(1,544)	(1,540)	(6,090)	(3,863)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$50,343	$50,598	$90,772	$129,196
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Six Months Ended June 30, 2025:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
Net Income	—	—	48,103	—	4,781	52,884
Other Comprehensive Loss	—	—	—	(7,674)	(235)	(7,909)
Stock Based Compensation Activity	1	320	271	—	12,481	13,073
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(59,035)	—	(1,819)	(60,854)
Conversion of Limited Partner Units to Common Stock	—	27	—	—	(27)	—
Reallocation - Additional Paid-in Capital	—	3,520	—	—	(3,520)	—
Reallocation - Other Comprehensive Income	—	—	—	(63)	63	—
Balance as of March 31, 2025	$1,324	$2,429,120	$208,434	$12,199	$92,145	$2,743,222
Net Income	—	—	55,185	—	1,694	56,879
Other Comprehensive Loss	—	—	—	(4,842)	(150)	(4,992)
Stock Based Compensation Activity	—	1,027	—	—	1,265	2,292
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(58,959)	—	(1,346)	(60,305)
Conversion of Limited Partner Units to Common Stock	—	74	—	—	(74)	—
Distributions to Noncontrolling Interests	—	—	—	—	(2,703)	(2,703)
Reallocation - Additional Paid-in Capital	—	1,461	—	—	(1,461)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2025	$1,324	$2,431,682	$204,660	$7,356	$89,371	$2,734,393

Six Months Ended June 30, 2024:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	68,452	—	2,046	70,498
Other Comprehensive Income	—	—	—	10,146	277	10,423
Stock Based Compensation Activity	—	(323)	(6)	—	8,003	7,674
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,049)	—	(1,260)	(50,309)
Conversion of Limited Partner Units to Common Stock	—	7	—	—	(7)	—
Retirement of Limited Partner Units	—	—	—	—	(25)	(25)
Distributions to Noncontrolling Interests	—	—	—	—	(98)	(98)
Reallocation - Additional Paid-in Capital	—	3,007	—	—	(3,007)	—
Reallocation - Other Comprehensive Income	—	—	—	(44)	44	—
Balance as of March 31, 2024	$1,323	$2,414,364	$147,104	$32,374	$78,103	$2,673,268
Net Income	—	—	51,318	—	1,558	52,876
Other Comprehensive Loss	—	—	—	(720)	(18)	(738)
Stock Based Compensation Activity	—	1,131	—	—	2,735	3,866
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,009)	—	(1,039)	(50,048)
Distributions to Noncontrolling Interest	—	—	—	—	(45)	(45)
Reallocation - Additional Paid-in Capital	—	2,737	—	—	(2,737)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2024	$1,323	$2,418,232	$149,413	$31,653	$78,558	$2,679,179
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$109,763	$123,374
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	73,218	68,596
Amortization of Debt Issuance Costs	2,291	1,824
Other Amortization, Including Equity Based Compensation	27,945	22,538
Equity in Income of Joint Venture	(3,413)	(2,562)
Distributions from the Joint Venture	23,068	1,499
Gain on Sale of Real Estate	(7,965)	(36,987)
Payments to Settle Derivative Instruments	(250)	—
Straight-line Rental Income and Expense, Net	(9,866)	(9,222)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,491)	(4,064)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,320	5,238
Net Cash Provided by Operating Activities	214,620	170,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(161,791)	(15,812)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(136,995)	(111,481)
Net Proceeds from Sales of Investments in Real Estate	13,011	55,365
Contributions to and Investments in Joint Venture	(3,928)	(3,277)
Other Investing Activity	(345)	3,326
Net Cash Used in Investing Activities	(290,048)	(71,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,379)	—
Income Taxes Paid on Vested Equity Compensation	(1,357)	(2,037)
Common Stock Dividends and Unit Distributions Paid	(110,462)	(93,305)
Repayments on Mortgage Loan Payable	(172)	(166)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—
Proceeds from Unsecured Credit Facility	358,440	169,000
Repayments on Unsecured Credit Facility	(616,440)	(169,000)
Distributions to Noncontrolling Interests	(2,703)	(143)
Net Cash Provided by (Used in) Financing Activities	58,695	(95,651)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(16,733)	2,704
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$34,949	$46,548

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$5,885	$4,779
Cash Paid for Operating Lease Liabilities	$1,570	$1,756
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$114	$200
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$61,397	$50,658
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(101)	$(7)
Common Stock	—	—
Additional Paid-in Capital	101	7
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$563	$131
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$53,686	$37,861
Improvements Funded by Tenant	$1,041	$—
Write-off of Fully Depreciated Assets	$(27,261)	$(18,511)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,830,843	$1,795,136
Buildings and Improvements	4,029,755	3,897,284
Construction in Progress	234,164	153,972
Less: Accumulated Depreciation	(1,143,363)	(1,085,708)
Net Investment in Real Estate (including $292,215 and $296,588 related to consolidated variable interest entities, see Note 5)	4,951,399	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,311	19,866
Cash and Cash Equivalents	34,949	44,512
Restricted Cash	—	7,170
Tenant Accounts Receivable	7,715	7,312
Investment in Joint Venture	60,420	51,180
Deferred Rent Receivable	172,682	162,883
Prepaid Expenses and Other Assets, Net	214,827	212,417
Total Assets	$5,461,303	$5,270,655
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,471	$9,643
Senior Unsecured Notes, Net	1,437,522	995,184
Unsecured Term Loans, Net	922,102	922,476
Unsecured Credit Facility	24,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	146,353	132,740
Operating Lease Liabilities	17,010	17,608
Rents Received in Advance and Security Deposits	99,867	104,558
Distributions Payable	61,397	51,189
Total Liabilities	2,717,722	2,515,398
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,405,000 and 132,349,119 units outstanding)	2,585,912	2,598,962
Limited Partners Units (4,087,462 and 3,640,860 units outstanding)	141,527	127,870
Accumulated Other Comprehensive Income	7,584	20,485
Total First Industrial, L.P.'s Partners' Capital	2,735,023	2,747,317
Noncontrolling Interests	8,558	7,940
Total Partners' Capital	2,743,581	2,755,257
Total Liabilities and Partners' Capital	$5,461,303	$5,270,655
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Lease Revenue	$177,468	$162,075	$352,844	$321,810
Joint Venture Fees	306	604	732	1,273
Other Revenue	2,389	1,457	3,661	3,325
Total Revenues	180,163	164,136	357,237	326,408
Expenses:
Property Expenses	45,454	43,051	93,765	90,065
General and Administrative	8,434	9,621	24,331	21,402
Joint Venture Development Services Expense	117	371	334	797
Depreciation and Other Amortization	47,207	43,048	90,961	84,867
Total Expenses	101,212	96,091	209,391	197,131
Other Income (Expense):
Gain on Sale of Real Estate	1,121	6,135	7,965	36,987
Interest Expense	(21,722)	(21,126)	(41,191)	(42,023)
Amortization of Debt Issuance Costs	(1,328)	(912)	(2,291)	(1,824)
Total Other Income (Expense)	(21,929)	(15,903)	(35,517)	(6,860)
Income from Operations Before Equity in (Loss) Income of Joint Venture and Income Tax Provision	57,022	52,142	112,329	122,417
Equity in (Loss) Income of Joint Venture	(64)	1,160	3,413	2,562
Income Tax Provision	(79)	(426)	(5,979)	(1,605)
Net Income	56,879	52,876	109,763	123,374
Less: Net Income Attributable to the Noncontrolling Interests	(24)	(171)	(3,362)	(394)
Net Income Available to Unitholders and Participating Securities	$56,855	$52,705	$106,401	$122,980
Net Income Allocable to Participating Securities	(93)	(108)	(177)	(238)
Net Income Available to Unitholders	$56,762	$52,597	$106,224	$122,742
Basic and Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.42	$0.39	$0.78	$0.91
Weighted Average Units Outstanding - Basic	135,464	135,096	135,452	135,082
Weighted Average Units Outstanding - Diluted	135,885	135,313	136,000	135,350
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net Income	$56,879	$52,876	$109,763	$123,374
Mark-to-Market (Loss) Gain on Derivative Instruments	(4,851)	(841)	(12,862)	9,480
Amortization of Derivative Instruments	109	103	211	205
Settlement of Derivative Instruments	(250)	—	(250)	—
Comprehensive Income	51,887	52,138	96,862	133,059
Comprehensive Income Attributable to Noncontrolling Interests	(24)	(171)	(3,362)	(394)
Comprehensive Income Attributable to Unitholders	$51,863	$51,967	$93,500	$132,665
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Six Months Ended June 30, 2025:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
Net Income	48,071	1,475	—	3,338	52,884
Other Comprehensive Loss	—	—	(7,909)	—	(7,909)
Stock Based Compensation Activity	592	12,481	—	—	13,073
Unit Distributions ($0.445 Per Unit)	(59,035)	(1,819)	—	—	(60,854)
Conversion of Limited Partner Units to General Partner Units	27	(27)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(25)	(25)
Balance as of March 31, 2025	$2,588,617	$139,980	$12,576	$11,259	$2,752,432
Net Income	55,153	1,702	—	24	56,879
Other Comprehensive Loss	—	—	(4,992)	—	(4,992)
Stock Based Compensation Activity	1,027	1,265	—	—	2,292
Unit Distributions ($0.445 Per Unit)	(58,959)	(1,346)	—	—	(60,305)
Conversion of Limited Partner Units to General Partner Units	74	(74)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	8	8
Distributions to Noncontrolling Interests	—	—	—	(2,733)	(2,733)
Balance as of June 30, 2025	$2,585,912	$141,527	$7,584	$8,558	$2,743,581

Six Months Ended June 30, 2024:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	68,404	1,871	—	223	70,498
Other Comprehensive Income	—	—	10,423	—	10,423
Stock Based Compensation Activity	(329)	8,003	—	—	7,674
Unit Distributions ($0.370 Per Unit)	(49,049)	(1,260)	—	—	(50,309)
Conversion of Limited Partner Units to General Partner Units	7	(7)	—	—	—
Retirement of Limited Partner Units	—	(25)	—	—	(25)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(113)	(113)
Balance as of March 31, 2024	$2,524,183	$117,585	$33,265	$7,508	$2,682,541
Net Income	51,291	1,414	—	171	52,876
Other Comprehensive Loss	—	—	(738)	—	(738)
Stock Based Compensation Activity	1,131	2,735	—	—	3,866
Unit Distributions ($0.370 Per Unit)	(49,009)	(1,039)	—	—	(50,048)
Contributions from Noncontrolling Interests	—	—	—	9	9
Distributions to Noncontrolling Interests	—	—	—	(68)	(68)
Balance as of June 30, 2024	$2,527,596	$120,695	$32,527	$7,620	$2,688,438
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$109,763	$123,374
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	73,218	68,596
Amortization of Debt Issuance Costs	2,291	1,824
Other Amortization, Including Equity Based Compensation	27,945	22,538
Equity in Income of Joint Venture	(3,413)	(2,562)
Distributions from the Joint Venture	23,068	1,499
Gain on Sale of Real Estate	(7,965)	(36,987)
Payments to Settle Derivative Instruments	(250)	—
Straight-line Rental Income and Expense, Net	(9,866)	(9,222)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,450)	(4,040)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	5,320	5,238
Net Cash Provided by Operating Activities	214,661	170,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(161,791)	(15,812)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(136,995)	(111,481)
Net Proceeds from Sales of Investments in Real Estate	13,011	55,365
Contributions to and Investments in the Joint Venture	(3,928)	(3,277)
Other Investing Activity	(345)	3,326
Net Cash Used in Investing Activities	(290,048)	(71,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,379)	—
Income Taxes Paid on Vested Equity Compensation	(1,357)	(2,037)
Unit Distributions Paid	(110,462)	(93,305)
Contributions from Noncontrolling Interests	14	14
Distributions to Noncontrolling Interests	(2,758)	(181)
Repayments on Mortgage Loan Payable	(172)	(166)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—
Proceeds from Unsecured Credit Facility	358,440	169,000
Repayments on Unsecured Credit Facility	(616,440)	(169,000)
Net Cash Provided by (Used in) Financing Activities	58,654	(95,675)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(16,733)	2,704
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$34,949	$46,548

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$5,885	$4,779
Cash Paid for Operating Lease Liabilities	$1,570	$1,756
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$114	$200
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$61,397	$50,658
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(101)	$(7)
General Partner Units	101	7
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$563	$131
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$53,686	$37,861
Improvements Funded by Tenant	$1,041	$—
Write-off of Fully Depreciated Assets	$(27,261)	$(18,511)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at June 30, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 3.0% at June 30, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of June 30, 2025, we owned 415 industrial properties located in 19 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA"). Of the 415 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2025 and December 31, 2024, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2025 and 2024. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2025 and December 31, 2024, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2025 and 2024, and our cash flows for each of the six months ended June 30, 2025 and 2024. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2025, we acquired two industrial properties totaling approximately 0.8 million square feet of GLA from the Joint Venture (see Note 5), as well as one land parcel from a third-party seller. We accounted for the properties and land parcel as asset acquisitions, with related transaction costs capitalized to the respective asset bases. The following table summarizes the allocation of the aggregate purchase price, excluding transaction costs, to the major asset classes for the industrial properties and land parcel acquired during the six months ended June 30, 2025:

Land	$34,365
Building and Improvements	88,136
In-Place Leases	8,325
Other Assets	4,891
Total Purchase Price	$135,717
Sales
During the six months ended June 30, 2025, we sold three industrial properties totaling approximately 0.1 million square feet of GLA. Gross proceeds from the sales were $13,710 and the gain on sale of real estate attributable to these sales was $7,965.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2025	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2025	December 31, 2024
Mortgage Loan Payable	$9,471	$9,643	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2031 Notes	450,000	—	5.25%	5.41%	1/15/2031
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$1,448,571	$998,571
Unamortized Debt Issuance Costs	(7,781)	(3,347)
Unamortized Discounts	(3,268)	(40)
Senior Unsecured Notes, Net	$1,437,522	$995,184
Unsecured Term Loans, Gross
2021 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.87%	N/A	8/12/2025
2022 Unsecured Term Loan (A)	425,000	425,000	3.63%	N/A	10/18/2027
2025 Unsecured Term Loan (A)(C)	200,000	—	1.81%	N/A	3/17/2028
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(2,898)	(2,524)
Unsecured Term Loans, Net	$922,102	$922,476
Unsecured Credit Facility (D)	$24,000	$282,000	5.07%	N/A	3/16/2029
_______________
(A) The interest rate at June 30, 2025 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) At our option, we may extend the maturity pursuant to two one-year extension options, subject to certain conditions. During the six months ended June 30, 2025, we delivered notice to the lenders to exercise the first one-year extension option, which will extend the maturity date to August 12, 2026, subject to the satisfaction of certain conditions.
(C) At our option, we may extend the maturity pursuant to two one-year extension options, subject to certain conditions.
(D) At our option, we may extend the maturity pursuant to two six-month extension options, subject to certain conditions. Amounts exclude unamortized debt issuance costs of $8,494 and $713 as of June 30, 2025 and December 31, 2024, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of June 30, 2025, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $29,810. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of June 30, 2025.

Senior Unsecured Notes, Net
On May 14, 2025, we issued $450,000 of senior unsecured notes due January 15, 2031 (the “2031 Notes”). The 2031 Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2026. The notes were issued at 99.265% of par, resulting in an original issue discount that will be amortized as an adjustment to interest expense. In anticipation of the issuance, during the three months ended June 30, 2025, we entered into two five-year treasury lock agreements (the "2030 Treasury Locks") to hedge the interest rate risk associated with the 2031 Notes. We settled the 2030 Treasury Locks on May 13, 2025 for a payment of $250, which was recorded in other comprehensive income and will be amortized to interest expense over a five-year period. Taking into account the original issue discount and the settlement amount of the 2030 Treasury Locks, the effective interest rate on the 2031 Notes is 5.41%. The 2031 Notes include customary covenants, including, but not limited to, limitations on the incurrence of additional indebtedness and requirements to maintain specified debt service coverage ratios.
Unsecured Term Loans, Net
On March 18, 2025, we amended and restated our existing $200,000 unsecured term loan (as amended and restated, the "2025 Unsecured Term Loan"). The 2025 Unsecured Term Loan matures on March 17, 2028, and includes two optional one-year extensions, subject to the satisfaction of certain conditions. The 2025 Unsecured Term Loan provides for interest-only payments during the term and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points based on our current credit ratings and consolidated leverage ratio. We have interest rate swaps outstanding with a notional value of $200,000 that fix the SOFR rate component at 0.86% at June 30, 2025 and mature on February 2, 2026. The all-in interest rate at June 30, 2025 is 1.81%. See Note 10 for additional information. The 2025 Unsecured Term Loan may be increased, at our request and subject to willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $460,000.
Unsecured Credit Facility
On March 18, 2025, we amended and restated our existing $750,000 revolving credit agreement, increasing the total capacity to $850,000 (as amended and restated, the "Unsecured Credit Facility"). The Unsecured Credit Facility matures on March 16, 2029, and includes two optional six-month extensions, subject to the satisfaction of certain conditions. At June 30, 2025, borrowings under the Unsecured Credit Facility bear interest at a variable rate based on SOFR, plus a credit spread of 77.5 basis points based on our current credit ratings and consolidated leverage ratio, and requires us to pay a facility fee of 15 basis points. The Unsecured Credit Facility provides for interest-only payments during the term and may be increased, at our request and subject to the willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $1,000,000.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2025	$300,176
2026	364
2027	556,449
2028	390,453
2029	249,000
Thereafter	910,600
Total	$2,407,042
Our Unsecured Credit Facility, unsecured term loans, senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants. These include, among others, restrictions on the incurrence of additional indebtedness and requirements related to debt service coverage ratios. Under the terms of the Unsecured Credit Facility and unsecured term loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants under the Unsecured Credit Facility, the unsecured term loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of June 30, 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2025 and December 31, 2024, the fair value of our indebtedness was as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,471	$9,261	$9,643	$9,326
Senior Unsecured Notes, Net	1,445,303	1,387,204	998,531	909,012
Unsecured Term Loans	925,000	927,233	925,000	924,814
Unsecured Credit Facility	24,000	24,000	282,000	282,162
Total	$2,403,774	$2,347,698	$2,215,174	$2,125,314
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships, as reflected in our Consolidated Balance Sheets. All amounts are shown net of intercompany eliminations:

	June 30, 2025	December 31, 2024
ASSETS
Assets:
Net Investment in Real Estate	$292,215	$296,588
Operating Lease Right-of-Use Assets	12,772	12,818
Cash and Cash Equivalents	2,354	2,463
Deferred Rent Receivable	15,792	16,060
Prepaid Expenses and Other Assets, Net	11,809	11,937
Total Assets	$334,942	$339,866
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$8,998	$8,625
Operating Lease Liabilities	10,169	10,186
Rents Received in Advance and Security Deposits	7,700	8,412
Partners' Capital	308,075	312,643
Total Liabilities and Partners' Capital	$334,942	$339,866

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
During the six months ended June 30, 2025 and 2024, we earned fees of $807 and $1,618, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture. Of these amounts, $75 and $345, respectively, were deferred due to our economic interest in the Joint Venture. During the six months ended June 30, 2025 and 2024, we incurred $334 and $797, respectively, in fees paid for third-party development, property management and leasing services associated with the Joint Venture. At June 30, 2025 and December 31, 2024, we had outstanding receivables from the Joint Venture of $123 and $364, respectively.
During the year ended December 31, 2024, the Joint Venture substantially completed development of three buildings, (collectively the “Project”): Building A (approximately 0.4 million square feet of GLA), Building B (approximately 0.4 million square feet of GLA) and Building C (approximately 1.0 million square feet of GLA). During the six months ended June 30, 2025, we purchased Buildings A and B from the Joint Venture (see Note 3).
Net income of the Joint Venture for the six months ended June 30, 2025 and 2024 was $39,786 and $3,712, respectively. The net income for the six months ended June 30, 2025 includes a gain on sale of $40,029, of which $39,591 related to the sales of Buildings A and B. Our economic share of the gain on sale related to the sales of Buildings A and B for the six months ended June 30, 2025 was $17,072. However, as we acquired Buildings A and B from the Joint Venture, our share of the gain on sale was offset against the basis of the real estate acquired.
For the six months ended June 30, 2025 and 2024, we earned incentive fees of $7,957 and $742, respectively, from the Joint Venture. For the six months ended June 30, 2025, we offset $6,968 of incentive fees against the basis of real estate in connection with our acquisition of Buildings A and B. As such, during the six months ended June 30, 2025 and 2024, $989 and $742, respectively, were reflected in the Equity In (Loss) Income of Joint Venture line item in the Consolidated Statements of Operations.
In connection with the Project, the Joint Venture has a construction loan that matures on July 29, 2025, and has two one-year extension options, which extensions are subject to then meeting certain financial conditions (the "Joint Venture Loan"). As of June 30, 2025 and December 31, 2024, the balance of the Joint Venture Loan is $31,788 and $131,111, respectively, excluding $21 and $269, respectively, of unamortized debt issuance costs.
As of June 30, 2025, we maintain an outstanding completion guarantee to the lender and our third-party joint venture partner for timely completion of the construction of Building C, as tenant improvements are not complete. We have also provided the lender with a guarantee covering typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third-party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's (loss) income was ($7) and $144 for the three months ended June 30, 2025 and 2024, respectively, and $3,298 and $320 for the six months ended June 30, 2025 and 2024, respectively. These amounts are reflected in the Equity in (Loss) Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $7,433 and $6,838 at June 30, 2025 and December 31, 2024, respectively.
ATM Program

On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, from time to time through "at-the-market" offerings (the "ATM"). Under the terms of the ATM, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. On May 8, 2025, in connection with our filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission and subsequent issuance of the 2031 Notes, we suspended our use of the ATM. We will not make any sales under the ATM unless and until a new prospectus supplement or a new registration statement is filed. During the six months ended June 30, 2025, we did not issue any shares of the Company's common stock under the ATM.

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the six months ended June 30, 2025:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2024	$20,485	$20,485	$(549)	$19,936
Other Comprehensive Loss Before Reclassifications	(5,533)	(5,533)	321	(5,212)
Amounts Reclassified from Accumulated Other Comprehensive Income	(7,368)	(7,368)	—	(7,368)
Net Current Period Other Comprehensive Loss	(12,901)	(12,901)	321	(12,580)
Balance as of June 30, 2025	$7,584	$7,584	$(228)	$7,356
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and six months ended June 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive (Income) Loss Components	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$109	$103	$211	$205	Interest Expense
Net Settlement Receipts from our Counterparties	(3,799)	(6,136)	(7,579)	(12,285)	Interest Expense
Total	$(3,690)	$(6,033)	$(7,368)	$(12,080)
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $460 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps (all defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$55,146	$51,277	$103,213	$119,684
Denominator (In Thousands):
Weighted Average Shares - Basic	132,431	132,368	132,423	132,364
Effect of Dilutive Securities:
Performance Units (See Note 9)	48	31	63	38
Weighted Average Shares - Diluted	132,479	132,399	132,486	132,402
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.42	$0.39	$0.78	$0.90
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator:
Net Income Available to Unitholders	$56,762	$52,597	$106,224	$122,742
Denominator (In Thousands):
Weighted Average Units - Basic	135,464	135,096	135,452	135,082
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	421	217	548	268
Weighted Average Units - Diluted	135,885	135,313	136,000	135,350
Basic and Diluted EPU:
Net Income Available to Unitholders	$0.42	$0.39	$0.78	$0.91
At June 30, 2025 and 2024, participating securities for the Company included 83,358 and 105,249, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At June 30, 2025 and 2024, participating securities for the Operating Partnership included 203,746 and 272,287, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the six months ended June 30, 2025, 37,435 performance units ("Performance Units") and 376,089 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $11,744 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
Service Based Awards
For the six months ended June 30, 2025, 53,126 shares of restricted stock units ("Service Units") and 123,698 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $8,863 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Service awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees who meet both the age and service criteria, their awards become non-forfeitable. As such, during the six months ended June 30, 2025, we expensed 100% of the awards granted to retirement-eligible employees at the grant date, treating them as fully vested. For employees who satisfy retirement eligibility requirements during the normal vesting periods, the awards are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $2,343 and $3,875 for the three months ended June 30, 2025 and 2024, respectively, and $16,273 and $12,983 for the six months ended June 30, 2025 and 2024, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $447 and $289 for the three months ended June 30, 2025 and 2024, respectively, and $2,300 and $2,093 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, we had $11,719 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 0.97 years.

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
During May 2025, in connection with the issuance of the 2031 Notes, we entered into two treasury locks with an aggregate notional value of $350,000 (the "2030 Treasury Locks") to manage our exposure to changes in the five-year U.S. Treasury rate. We paid approximately $250 to settle the 2030 Treasury Locks with our counterparties. The 2030 Treasury Locks effectively fixed the five-year U.S. Treasury rate at a weighted average of 4.12%. We designated the 2030 Treasury Locks as cash flow hedges and the settlement payment will be amortized into interest expense over the five-year hedge period (see Note 4).
We have interest rate swaps to manage our exposure to changes in SOFR related to our unsecured term loans. We have three interest rate swaps with an aggregate notional value of $200,000, that fix the SOFR rate component at 0.86% at June 30, 2025 and mature on February 2, 2026 (the "2021 Swaps").
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
Our agreements with our derivative counterparties contain cross-default provisions, which may be triggered if we default on other indebtedness, subject to certain thresholds. As of June 30, 2025, we had not posted any collateral under these agreements and were in compliance with all contractual provisions of these agreements. In the event of a breach, we could be required to settle our obligations at the termination values within the agreements.
The following table sets forth our financial assets and liabilities related to the 2021 Swaps, the 2022 Swaps and the 2022 II Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements:
Description	Fair Value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$3,758	—	$3,758	—
2022 Swaps	$6,567	—	$6,567	—
2022 II Swaps	$61	—	$61	—
Liabilities:
2022 II Swaps	$(989)	—	$(989)	—

	Fair Value at December 31, 2024
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$6,902	—	$6,902	—
2022 Swaps	$14,461	—	$14,461	—
2022 II Swaps	$896	—	$896	—
There was no ineffectiveness recorded on the 2021 Swaps, the 2022 Swaps or the 2022 II Swaps during the six months ended June 30, 2025. See Note 7 for more information regarding our derivatives.

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
11. Related Party Transactions
At June 30, 2025 and December 31, 2024, the Operating Partnership had receivable balances of $9,186 and $9,225, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership and operation of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
In conjunction with the development of industrial properties, we have entered into construction agreements with general contractors for the development of industrial properties. At June 30, 2025, we had nine development projects under construction, totaling approximately 2.2 million square feet of GLA. The estimated total investment for these projects as of June 30, 2025 is approximately $285,200, of which approximately $146,600 remains to be funded. There can be no assurance that actual completion costs will not exceed the estimated amounts.
13. Subsequent Events
Subsequent to June 30, 2025, we acquired one income-producing land parcel for a purchase price of $10,625, excluding transaction costs.

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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of June 30, 2025, we owned 415 industrial properties located in 19 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA"). Of the 415 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at June 30, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 3.0% at June 30, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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

Summary of the Six Months Ended June 30, 2025
Our operating results were strong for the six months ended June 30, 2025, highlighted by quarter-end occupancy of 94.2%, a 9.4% increase in cash-basis same store NOI, and a robust 34% average increase in cash rental rates on new and renewal commenced leases, demonstrating continued healthy demand.
As of June 30, 2025, we had nine development projects underway, totaling 2.2 million square feet of GLA, with an aggregate estimated investment of approximately $285.2 million.
During the six months ended June 30, 2025, we completed several significant real estate transactions:
•We acquired two industrial properties located in our Phoenix market, totaling approximately 0.8 million square feet of GLA. These assets were purchased from our Joint Venture for an aggregate price of $120.0 million, excluding transaction costs. The purchase price is net of our economic share of gain on sale and incentive fees we earned on the sale as well as other deferred fees.
•We acquired approximately 61.4 acres of land for development located in our Philadelphia market for an aggregate purchase price of $15.7 million, excluding transaction costs.
•We sold three industrial properties totaling approximately 0.1 million square feet of GLA for gross proceeds of $13.7 million.
During the six months ended June 30, 2025, our key financing activities included:
•We declared first and second quarter cash dividends of $0.445 per common share or Unit, an increase of 20.3% over the 2024 quarterly dividend rate.
•In May, Fitch Ratings upgraded our long-term issuer default rating and underlying unsecured investments to BBB+ from BBB.
•In May, we issued $450.0 million of senior notes due January 2031, bearing a fixed weighted average coupon rate of 5.25%.
•We delivered notice to the lenders to exercise the first one-year extension option related to our $300.0 million term loan, which subject to the satisfaction of certain conditions, will extend the maturity date to August 12, 2026.
•We amended our Unsecured Credit Facility to, among other changes, increase the borrowing capacity by $100.0 million to $850.0 million, eliminate the 10 basis point SOFR adjustment and extend the maturity date to March 2029, with two optional six-month extensions.
•We amended our $200.0 million term loan agreement to extend the maturity to March 2028, with two optional one-year extensions.
As of June 30, 2025, we had $823.8 million of available borrowing capacity under our Unsecured Credit Facility and held $34.9 million in cash and cash equivalents, excluding our Joint Venture partner's 6% interest, which is consolidated in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by category for the three and six months ended June 30, 2025 and 2024.
Same Store Properties: Same store properties include those that were owned and in service prior to January 1, 2024 and remained in service through June 30, 2025. Same store properties also includes developments and redevelopments placed in service prior to January 1, 2024. A property is considered placed in service when it meets one of the following criteria: (i) acquired properties with occupancy of at least 75% at acquisition, unless we anticipate tenant move-outs within two years of ownership would reduce occupancy below 75%; (ii) acquired properties with occupancy less than 75% at acquisition are placed in service upon reaching the earlier of 90% occupancy or one year subsequent to acquisition; (iii) developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service upon the earlier of reaching 90% occupancy or one year after construction completion; and (iv) properties acquired with occupancy greater than 75% but with anticipated move out within two years of ownership, are placed in service upon the earlier of reaching 90% occupancy or twelve months after tenant move out. Properties are moved from the same store category to the redevelopment classification when projected capital expenditures are estimated to exceed 25% of the property's undepreciated gross book value.
Acquired Properties: Acquired properties are properties that were purchased subsequent to December 31, 2023 and held as an operating property through June 30, 2025.
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
During the six months ended June 30, 2025, one industrial property, totaling approximately 0.1 million square feet of GLA, was taken out of service with the intent for future redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the other classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
Our net income was $109.8 million and $123.4 million for the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025 and 2024, the average daily occupancy rate of our same store properties was 95.2% for each period.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$327,619	$308,445	$19,174	6.2%
Acquired Properties	4,785	11	4,774	43,400.0%
Sold Properties	117	7,904	(7,787)	(98.5)%
(Re)Developments	18,711	3,669	15,042	410.0%
Other	6,005	6,379	(374)	(5.9)%
Total Revenues	$357,237	$326,408	$30,829	9.4%
Revenues from same store properties increased $19.2 million primarily due to increases in rental rates. Revenues from acquired properties increased $4.8 million due to the seven industrial properties acquired subsequent to December 31, 2023 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $7.8 million due to the 25 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.3 million square feet of GLA. Revenues from (re)developments increased $15.0 million primarily due to an increase in occupancy. Revenues from other remained relatively unchanged.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$78,499	$76,364	$2,135	2.8%
Acquired Properties	764	—	764	—
Sold Properties	44	1,567	(1,523)	(97.2)%
(Re)Developments	4,931	2,804	2,127	75.9%
Other	9,527	9,330	197	2.1%
Total Property Expenses	$93,765	$90,065	$3,700	4.1%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.8 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $2.1 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $2.9 million, or 13.7%, primarily due to the accelerated recognition of equity compensation expense for certain tenured employees who are retirement eligible in the first quarter of 2025, compared to full-year amortization of the expense in 2024.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.5 million, or 58.1%. This decline is attributed to a reduction in development activities by our Joint Venture during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$79,550	$78,464	$1,086	1.4%
Acquired Properties	3,128	—	3,128	—
Sold Properties	8	1,288	(1,280)	(99.4)%
(Re)Developments	7,440	3,831	3,609	94.2%
Corporate Furniture, Fixtures and Equipment and Other	835	1,284	(449)	(35.0)%
Total Depreciation and Other Amortization	$90,961	$84,867	$6,094	7.2%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.1 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $3.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other decreased $0.4 million as certain improvements on land parcels, for which our ultimate intent is to redevelop or develop, became fully depreciated.
For the six months ended June 30, 2025, we recognized $8.0 million of gain on sale of real estate related to the sale of three industrial properties totaling approximately 0.1 million square feet of GLA. For the six months ended June 30, 2024, we recognized $37.0 million of gain on sale of real estate related to the sale of 10 industrial properties totaling approximately 0.5 million square feet of GLA.
Interest expense decreased by $0.8 million, or 2.0%, primarily due to an increase of $1.1 million in capitalized interest during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and a decrease in the weighted average interest rate to 4.07% for the six months ended June 30, 2025 as compared to 4.17% for the six months ended June 30, 2024. The decrease in interest expense was offset by a higher weighted average debt balance of $2,334.8 million for the six months ended June 30, 2025 as compared to $2,256.3 million for the six months ended June 30, 2024.
Amortization of debt issuance costs increased by $0.5 million, or 25.6%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility, the amendment and restatement of our $200.0 million term loan and the issuance of $450.0 million of senior notes in May 2025.
Equity in income of joint venture increased $0.9 million, or 33.2%, primarily due to gain on sale and incentive fees recognized in connection with the sale of two properties by the Joint Venture. As we were the purchaser of the properties, our economic share of the gain and incentive fees was offset against the basis of the real estate acquired. The remaining portion of the gain on sale and incentive fees reflects our partner’s share, which is consolidated in our financial statements. This increase is partially offset by increases in our pro-rata share of depreciation, amortization and interest expense incurred by the Joint Venture. These increases in expenses are attributable to the substantial completion of three buildings totaling 1.8 million square feet of GLA during the year ended December 31, 2024. Both periods include the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax provision increased $4.4 million, or 272.5%, primarily driven by our pro-rata share of gain and incentive fees recognized from the sale of real estate by the Joint Venture during the six months ended June 30, 2025. Our equity interest in the Joint Venture is held through a wholly-owned TRS.

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024
Our net income was $56.9 million and $52.9 million for the three months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025 and 2024, the average daily occupancy rate of our same store properties was 94.7% and 95.5%, respectively.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$163,663	$154,521	$9,142	5.9%
Acquired Properties	3,382	11	3,371	30,645.5%
Sold Properties	—	4,363	(4,363)	(100.0)%
(Re)Developments	9,475	2,330	7,145	306.7%
Other	3,643	2,911	732	25.1%
Total Revenues	$180,163	$164,136	$16,027	9.8%
Revenues from same store properties increased $9.1 million primarily due to increases in rental rates, partially offset by a slight decrease in occupancy. Revenues from acquired properties increased $3.4 million due to the seven industrial properties acquired subsequent to December 31, 2023 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $4.4 million due to the 25 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.3 million square feet of GLA. Revenues from (re)developments increased $7.1 million primarily due to an increase in occupancy. Revenues from other increased $0.7 million primarily due to proceeds from a lawsuit settlement, partially offset by a decrease in joint venture fees.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$39,047	$37,437	$1,610	4.3%
Acquired Properties	516	—	516	—
Sold Properties	1	658	(657)	(99.8)%
(Re)Developments	2,569	1,586	983	62.0%
Other	3,321	3,370	(49)	(1.5)%
Total Property Expenses	$45,454	$43,051	$2,403	5.6%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $1.0 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense decreased by $1.2 million, or 12.3%, primarily due to the accelerated recognition of equity-based compensation expense for certain tenured employees who are retirement eligible in the first quarter of 2025, compared to such expense being recognized ratably over all four quarters in 2024.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.3 million, or 68.5%. This decline is attributed to a reduction in development activities by our Joint Venture during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$40,234	$39,427	$807	2.0%
Acquired Properties	2,663	—	2,663	—
Sold Properties	—	646	(646)	(100.0)%
(Re)Developments	3,926	2,301	1,625	70.6%
Corporate Furniture, Fixtures and Equipment and Other	384	674	(290)	(43.0)%
Total Depreciation and Other Amortization	$47,207	$43,048	$4,159	9.7%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $2.7 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $1.6 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either period.
For the three months ended June 30, 2025, we recognized $1.1 million of gain on sale of real estate related to the sale of one industrial property totaling approximately 0.02 million square feet of GLA. For the three months ended June 30, 2024, we recognized $6.1 million of gain on sale of real estate related to the sale of one industrial property totaling approximately 0.1 million square feet of GLA.
Interest expense increased $0.6 million, or 2.8%, primarily due to a higher weighted average debt balance of $2,418.2 million for the three months ended June 30, 2025 compared to $2,247.7 million for the three months ended June 30, 2024, offset by a decrease in the weighted average interest rate, which fell to 4.10% for the three months ended June 30, 2025 from 4.16% for the three months ended June 30, 2024, and a $0.9 million increase in capitalized interest during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Amortization of debt issuance costs increased $0.4 million, or 45.6%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility, the amendment and restatement of our $200.0 million term loan and the issuance of $450.0 million of senior notes in May 2025.
Equity in (loss) income of joint venture decreased $1.2 million, or 105.5%, for the three months ended June 30, 2025. The decrease is primarily attributable to a reduction in our pro-rata share of net operating income from the Joint Venture, resulting from the sale of two buildings in March 2025 and the expiration of a ground lease.
The income tax provisions for both three-month periods were not significant.

Leasing Activity
The following table provides a summary of our commenced leases for the three and six months ended June 30, 2025. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	17	411	$9.91	59.1%	5.2	$7.43	N/A
Renewal Leases	27	2,075	$7.87	44.4%	6.3	$1.56	71.0%
Development / Acquisition Leases	1	58	$9.66	N/A	7.7	N/A	N/A
Total / Weighted Average	45	2,544	$8.24	47.1%	6.2	$2.53	71.0%

Six Months Ended
New Leases	31	837	$10.12	64.7%	5.8	$9.28	N/A
Renewal Leases	50	2,863	$10.58	58.6%	6.0	$1.96	71.8%
Development / Acquisition Leases	2	157	$10.34	N/A	7.0	N/A	N/A
Total / Weighted Average	83	3,857	$10.47	59.9%	6.0	$3.61	71.8%
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

The following table provides a summary of our leases that commenced during the three and six months ended June 30, 2025, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	15	372	$692
Renewal Leases	1	12	74
Development / Acquisition Leases	1	58	368
Total	17	442	$1,134

Six Months Ended
New Leases	25	714	$1,401
Renewal Leases	3	262	1,947
Development / Acquisition Leases	2	157	787
Total	30	1,133	$4,135

Liquidity and Capital Resources
At June 30, 2025, we had approximately $34.9 million in cash and cash equivalents, excluding our Joint Venture partner's share of cash that is consolidated in our financial statements. We also had $823.8 million available for additional borrowings under our Unsecured Credit Facility as of June 30, 2025.
We have considered our short-term liquidity needs through June 30, 2026, and assessed the adequacy of our estimated cash flows from operations and other available sources of liquidity to meet those needs. As of June 30, 2025, we have a $300.0 million unsecured term loan maturing on August 12, 2025. We have delivered notice to the lenders to exercise the first of our two available one-year extension options, which, upon satisfaction of certain customary conditions, will extend the loan's maturity to August 2026. Beyond this maturity, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, expansions, renovations and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT status under the Code and distributions approved by the Company's Board of Directors. We anticipate meeting these liquidity needs primarily through cash flows provided by operating activities and proceeds from select asset dispositions. These needs may also be met by the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet long-term (after June 30, 2026) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains financial covenants that impose limitations on, among other things, the incurrence of additional indebtedness and require maintenance of certain debt service coverage ratios. Our access to borrowings under the facility may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.
As of July 17, 2025, we had approximately $834.8 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB+/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$214,620	$170,234
Net cash used in investing activities	(290,048)	(71,879)
Net cash provided by (used in) financing activities	58,695	(95,651)
The following table summarizes our cash flow activity for the Operating Partnership for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$214,661	$170,258
Net cash used in investing activities	(290,048)	(71,879)
Net cash provided by (used in) financing activities	58,654	(95,675)
Changes in cash flow for the six months ended June 30, 2025, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $44.4 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $34.0 million offset by a decrease in NOI due to the disposition of real estate of $6.3 million; and
•increase in distributions from our Joint Venture of $21.6 million in 2025 as compared to 2024; offset by:
◦increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts; and
◦increase in income tax provision of $4.4 million.
Investing Activities: Cash used in investing activities increased $218.2 million, primarily due to the following:
•increase of $171.5 million related to the acquisition, development and investment in real estate activity, primarily attributed to higher acquisition volume and increased expenditures for developments under construction during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024; and
•decrease of $42.4 million in net proceeds received from the disposition of real estate in 2025 as compared to 2024.
Financing Activities: Cash provided by financing activities was $58.7 million for the six months ended June 30, 2025 as compared to cash used in financing activities of $95.7 million for the six months ended June 30, 2024, resulting in an increase of cash provided by financing activities of $154.3 million, primarily due to the following:
•the issuance of senior unsecured notes in 2025 resulting in net proceeds of $443.8 million; offset by:
◦decrease in net borrowings under our Unsecured Credit Facility of $258.0 million in 2025 as compared to 2024;
◦increase in dividend and unit distributions of $17.2 million due to the Company increasing the dividend rate in 2025 as well as an increase in common shares and units outstanding; and
◦increase in financing issuance costs of $12.3 million related to the amendment and restatement of the Unsecured Credit Facility, the $200.0 million unsecured term loan and the senior unsecured notes in 2025.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at June 30, 2025 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2025, $2,379.8 million, or 99.0%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $24.0 million, or 1.0%, was variable rate debt. At December 31, 2024, $1,933.2 million, or 87.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $282.0 million, or 12.7%, was variable rate debt. At June 30, 2025 and December 31, 2024, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our unsecured term loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage the negative effects that increases in interest rates would have on our earnings and cash flows. We designated all of the swaps related to our unsecured term loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2025 would have increased by approximately $0.6 million based on our average outstanding floating-rate debt during the six months ended June 30, 2025. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the six months ended June 30, 2025 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $4.0 million during the six months ended June 30, 2025.
As of June 30, 2025, the estimated fair value of our debt was approximately $2,347.7 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,185	$51,318	$103,288	$119,770
Adjustments:
Depreciation and Other Amortization of Real Estate	47,048	42,863	90,631	84,495
Depreciation and Other Amortization of Real Estate in the Joint Venture	519	585	1,575	585
Gain on Sale of Real Estate	(1,121)	(6,135)	(7,965)	(36,987)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(275)	(122)	(3,580)	(254)
Income Tax (Benefit) Provision - Excluded from FFO	(71)	(45)	5,665	883
Noncontrolling Interest Share of Adjustments	(1,407)	(1,045)	455	(1,338)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$99,878	$87,419	$190,069	$167,154

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
The following table shows a reconciliation of the same store revenues and property expenses, as disclosed in the results of operations and reconciled to revenues and expenses reflected on the statements of operations, to SS NOI for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$163,663	$154,521		$327,619	$308,445
Same Store Property Expenses	(39,047)	(37,437)		(78,499)	(76,364)
Same Store Net Operating Income Before Same Store Adjustments	$124,616	$117,084	6.4%	$249,120	$232,081	7.3%
Same Store Adjustments:
Straight-line Rent	(2,039)	(3,910)		(4,533)	(7,803)
Above / Below Market Rent Amortization	(545)	(924)		(1,087)	(1,659)
Lease Termination Fees	(85)	(103)		(109)	(172)
Same Store Net Operating Income	$121,947	$112,147	8.7%	$243,391	$222,447	9.4%

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$55,185	$51,318	$103,288	$119,770
Interest Expense	21,722	21,126	41,191	42,023
Depreciation and Other Amortization of Real Estate	47,048	42,863	90,631	84,495
Depreciation and Other Amortization of Real Estate in the Joint Venture	519	585	1,575	585
Income Tax Provision - Allocable to FFO	150	471	314	722
Net Income Attributable to the Noncontrolling Interests	1,694	1,558	6,475	3,604
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(22)	(195)	(169)	(347)
Amortization of Debt Issuance Costs	1,328	912	2,291	1,824
Depreciation of Corporate FF&E	159	185	330	372
Gain on Sale of Real Estate	(1,121)	(6,135)	(7,965)	(36,987)
Gain on Sale of Real Estate from Joint Venture	(275)	(122)	(3,580)	(254)
Income Tax (Benefit) Provision - Excluded from FFO	(71)	(45)	5,665	883
General and Administrative	8,434	9,621	24,331	21,402
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(158)	(1,428)	(1,239)	(2,546)
Net Operating Income	$134,592	$120,714	$263,138	$235,546
Non-Same Store Net Operating Income	(9,976)	(3,630)	(14,018)	(3,465)
Same Store Net Operating Income Before Same Store Adjustments	$124,616	$117,084	$249,120	$232,081
Straight-line Rent	(2,039)	(3,910)	(4,533)	(7,803)
Above (Below) Market Lease Amortization	(545)	(924)	(1,087)	(1,659)
Lease Termination Fees	(85)	(103)	(109)	(172)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$121,947	$112,147	$243,391	$222,447
Subsequent Events
Subsequent to June 30, 2025, we acquired one income-producing land parcel for a purchase price of $10.6 million, excluding transaction costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Underwriting Agreement, dated May 12, 2025, by and among First Industrial Realty Trust, Inc., First Industrial, L.P. and J.P. Morgan Securities LLC, PNC Capital Markets LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company and the Operating Partnership, filed May 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Indenture, dated as of May 14, 2025, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company and the Operating Partnership, filed May 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.3
First Supplemental Indenture, dated as of May 14, 2025, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company and the Operating Partnership, filed May 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: July 17, 2025

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: July 17, 2025