Form 10-Q
period 2025-09-30
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2025-10-17
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
At October 17, 2025, 132,422,260 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2025 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At September 30, 2025, the Company owned an approximate 97.0% common general partnership interest in the Operating Partnership. The remaining approximate 3.0% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,839,302	$1,795,136
Buildings and Improvements	4,122,894	3,897,284
Construction in Progress	207,020	153,972
Less: Accumulated Depreciation	(1,169,655)	(1,085,708)
Net Investment in Real Estate	4,999,561	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,905	19,866
Cash and Cash Equivalents	33,506	44,512
Restricted Cash	3,300	7,170
Tenant Accounts Receivable	8,476	7,312
Investment in Joint Venture	61,209	51,180
Deferred Rent Receivable	176,060	162,883
Prepaid Expenses and Other Assets, Net	205,530	203,188
Total Assets	$5,507,547	$5,261,426
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,383	$9,643
Senior Unsecured Notes, Net	1,438,065	995,184
Unsecured Term Loans, Net	922,153	922,476
Unsecured Credit Facility	33,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	181,311	132,740
Operating Lease Liabilities	19,751	17,608
Rents Received in Advance and Security Deposits	101,514	104,558
Dividends and Distributions Payable	61,582	51,189
Total Liabilities	2,766,759	2,515,398
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust, Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,422,260 and 132,349,119 shares issued and outstanding)	1,324	1,323
Additional Paid-in Capital	2,433,808	2,425,253
Retained Earnings	210,966	219,095
Accumulated Other Comprehensive Income	5,255	19,936
Total First Industrial Realty Trust, Inc.'s Equity	2,651,353	2,665,607
Noncontrolling Interests	89,435	80,421
Total Equity	2,740,788	2,746,028
Total Liabilities and Equity	$5,507,547	$5,261,426
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues:
Lease Revenue	$179,424	$165,909	$532,268	$487,719
Joint Venture Fees	388	413	1,120	1,686
Other Revenue	1,618	1,323	5,279	4,648
Total Revenues	181,430	167,645	538,667	494,053
Expenses:
Property Expenses	46,185	44,884	139,950	134,949
General and Administrative	8,552	9,230	32,883	30,632
Joint Venture Development Services Expense	190	208	524	1,005
Depreciation and Other Amortization	45,748	43,515	136,709	128,382
Total Expenses	100,675	97,837	310,066	294,968
Other Income (Expense):
Gain on Sale of Real Estate	9,538	56,814	17,503	93,801
Interest Expense	(21,731)	(20,836)	(62,922)	(62,859)
Amortization of Debt Issuance Costs	(1,393)	(911)	(3,684)	(2,735)
Total Other Income (Expense)	(13,586)	35,067	(49,103)	28,207
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	67,169	104,875	179,498	227,292
Equity in Income of Joint Venture	387	599	3,800	3,161
Income Tax Provision	(192)	(3,301)	(6,171)	(4,906)
Net Income	67,364	102,173	177,127	225,547
Less: Net Income Attributable to the Noncontrolling Interests	(2,058)	(2,810)	(8,533)	(6,414)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$65,306	$99,363	$168,594	$219,133
Net Income Allocable to Participating Securities	(37)	(76)	(108)	(162)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$65,269	$99,287	$168,486	$218,971
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.49	$0.75	$1.27	$1.65
Weighted Average Shares Outstanding - Basic	132,450	132,370	132,432	132,366
Weighted Average Shares Outstanding - Diluted	132,504	132,421	132,492	132,409
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net Income	$67,364	$102,173	$177,127	$225,547
Mark-to-Market Loss on Derivative Instruments	(2,281)	(22,731)	(15,143)	(13,251)
Amortization of Derivative Instruments	115	103	326	308
Settlement of Derivative Instruments	—	—	(250)	—
Comprehensive Income	65,198	79,545	162,060	212,604
Comprehensive Income Attributable to Noncontrolling Interests	(1,993)	(2,205)	(8,083)	(6,068)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$63,205	$77,340	$153,977	$206,536
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2025:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
Net Income	—	—	48,103	—	4,781	52,884
Other Comprehensive Loss	—	—	—	(7,674)	(235)	(7,909)
Stock Based Compensation Activity	1	320	271	—	12,481	13,073
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(59,035)	—	(1,819)	(60,854)
Conversion of Limited Partner Units to Common Stock	—	27	—	—	(27)	—
Reallocation - Additional Paid-in Capital	—	3,520	—	—	(3,520)	—
Reallocation - Other Comprehensive Income	—	—	—	(63)	63	—
Balance as of March 31, 2025	$1,324	$2,429,120	$208,434	$12,199	$92,145	$2,743,222
Net Income	—	—	55,185	—	1,694	56,879
Other Comprehensive Loss	—	—	—	(4,842)	(150)	(4,992)
Stock Based Compensation Activity	—	1,027	—	—	1,265	2,292
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(58,959)	—	(1,346)	(60,305)
Conversion of Limited Partner Units to Common Stock	—	74	—	—	(74)	—
Distributions to Noncontrolling Interests	—	—	—	—	(2,703)	(2,703)
Reallocation - Additional Paid-in Capital	—	1,461	—	—	(1,461)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2025	$1,324	$2,431,682	$204,660	$7,356	$89,371	$2,734,393
Net Income	—	—	65,306	—	2,058	67,364
Other Comprehensive Loss	—	—	—	(2,101)	(65)	(2,166)
Stock Based Compensation Activity	—	488	—	—	1,274	1,762
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(59,000)	—	(1,565)	(60,565)
Conversion of Limited Partner Units to Common Stock	—	167	—	—	(167)	—
Reallocation - Additional Paid-in Capital	—	1,471	—	—	(1,471)	—
Balance as of September 30, 2025	$1,324	$2,433,808	$210,966	$5,255	$89,435	$2,740,788

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Unaudited; in thousands, except per share data)

Nine Months Ended September 30, 2024:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	68,452	—	2,046	70,498
Other Comprehensive Income	—	—	—	10,146	277	10,423
Stock Based Compensation Activity	—	(323)	(6)	—	8,003	7,674
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,049)	—	(1,260)	(50,309)
Conversion of Limited Partner Units to Common Stock	—	7	—	—	(7)	—
Retirement of Limited Partner Units	—	—	—	—	(25)	(25)
Distributions to Noncontrolling Interests	—	—	—	—	(98)	(98)
Reallocation - Additional Paid-in Capital	—	3,007	—	—	(3,007)	—
Reallocation - Other Comprehensive Income	—	—	—	(44)	44	—
Balance as of March 31, 2024	$1,323	$2,414,364	$147,104	$32,374	$78,103	$2,673,268
Net Income	—	—	51,318	—	1,558	52,876
Other Comprehensive Loss	—	—	—	(720)	(18)	(738)
Stock Based Compensation Activity	—	1,131	—	—	2,735	3,866
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,009)	—	(1,039)	(50,048)
Distributions to Noncontrolling Interest	—	—	—	—	(45)	(45)
Reallocation - Additional Paid-in Capital	—	2,737	—	—	(2,737)	—
Reallocation - Other Comprehensive Income	—	—	—	(1)	1	—
Balance as of June 30, 2024	$1,323	$2,418,232	$149,413	$31,653	$78,558	$2,679,179
Net Income	—	—	99,363	—	2,810	102,173
Other Comprehensive Loss	—	—	—	(22,023)	(605)	(22,628)
Stock Based Compensation Activity	—	906	—	—	2,641	3,547
Common Stock Dividends and Unit Distributions ($0.370 Per Share/Unit)	—	—	(49,063)	—	(1,339)	(50,402)
Conversion of Limited Partner Units to Common Stock	—	55	—	—	(55)	—
Retirement of Limited Partner Units	—	—	—	—	(79)	(79)
Reallocation - Additional Paid-in Capital	—	2,545	—	—	(2,545)	—
Reallocation - Other Comprehensive Income	—	—	—	3	(3)	—
Balance as of September 30, 2024	$1,323	$2,421,738	$199,713	$9,633	$79,383	$2,711,790
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$177,127	$225,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	110,137	104,077
Amortization of Debt Issuance Costs	3,684	2,735
Other Amortization, Including Equity Based Compensation	36,709	27,404
Equity in Income of Joint Venture	(3,800)	(3,161)
Distributions from the Joint Venture	23,068	2,236
Gain on Sale of Real Estate	(17,503)	(93,801)
Payments to Settle Derivative Instruments	(250)	—
Straight-line Rental Income and Expense, Net	(11,111)	(12,151)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(11,228)	(5,013)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	32,395	27,835
Net Cash Provided by Operating Activities	339,228	275,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(172,585)	(44,384)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(210,367)	(159,040)
Net Proceeds from Sales of Investments in Real Estate	25,329	135,544
Contributions to and Investments in Joint Venture	(4,367)	(3,942)
Other Investing Activity	1,046	4,317
Net Cash Used in Investing Activities	(360,944)	(67,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,508)	—
Income Taxes Paid on Vested Equity Compensation	(1,615)	(2,070)
Common Stock Dividends and Unit Distributions Paid	(170,842)	(143,395)
Repayments on Mortgage Loan Payable	(260)	(250)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—
Proceeds from Unsecured Credit Facility	482,000	236,000
Repayments on Unsecured Credit Facility	(731,000)	(287,000)
Distributions to Noncontrolling Interests	(2,703)	(143)
Net Cash Provided by (Used in) Financing Activities	6,840	(196,858)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14,876)	11,345
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$36,806	$55,189

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$9,374	$6,327
Cash Paid for Operating Lease Liabilities	$2,377	$2,608
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$3,208	$354
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$61,582	$50,970
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(268)	$(62)
Common Stock	—	—
Additional Paid-in Capital	268	62
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$763	$688
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$62,899	$34,310
Improvements Funded by Tenant	$1,041	$—
Write-off of Fully Depreciated Assets	$(38,966)	$(26,543)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,839,302	$1,795,136
Buildings and Improvements	4,122,894	3,897,284
Construction in Progress	207,020	153,972
Less: Accumulated Depreciation	(1,169,655)	(1,085,708)
Net Investment in Real Estate (including $290,164 and $296,588 related to consolidated variable interest entities, see Note 5)	4,999,561	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,905	19,866
Cash and Cash Equivalents	33,506	44,512
Restricted Cash	3,300	7,170
Tenant Accounts Receivable	8,476	7,312
Investment in Joint Venture	61,209	51,180
Deferred Rent Receivable	176,060	162,883
Prepaid Expenses and Other Assets, Net	214,704	212,417
Total Assets	$5,516,721	$5,270,655
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,383	$9,643
Senior Unsecured Notes, Net	1,438,065	995,184
Unsecured Term Loans, Net	922,153	922,476
Unsecured Credit Facility	33,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	181,311	132,740
Operating Lease Liabilities	19,751	17,608
Rents Received in Advance and Security Deposits	101,514	104,558
Distributions Payable	61,582	51,189
Total Liabilities	2,766,759	2,515,398
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,422,260 and 132,349,119 units outstanding)	2,592,840	2,598,962
Limited Partners Units (4,079,154 and 3,640,860 units outstanding)	143,081	127,870
Accumulated Other Comprehensive Income	5,418	20,485
Total First Industrial, L.P.'s Partners' Capital	2,741,339	2,747,317
Noncontrolling Interests	8,623	7,940
Total Partners' Capital	2,749,962	2,755,257
Total Liabilities and Partners' Capital	$5,516,721	$5,270,655
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues:
Lease Revenue	$179,424	$165,909	$532,268	$487,719
Joint Venture Fees	388	413	1,120	1,686
Other Revenue	1,618	1,323	5,279	4,648
Total Revenues	181,430	167,645	538,667	494,053
Expenses:
Property Expenses	46,185	44,884	139,950	134,949
General and Administrative	8,552	9,230	32,883	30,632
Joint Venture Development Services Expense	190	208	524	1,005
Depreciation and Other Amortization	45,748	43,515	136,709	128,382
Total Expenses	100,675	97,837	310,066	294,968
Other Income (Expense):
Gain on Sale of Real Estate	9,538	56,814	17,503	93,801
Interest Expense	(21,731)	(20,836)	(62,922)	(62,859)
Amortization of Debt Issuance Costs	(1,393)	(911)	(3,684)	(2,735)
Total Other Income (Expense)	(13,586)	35,067	(49,103)	28,207
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	67,169	104,875	179,498	227,292
Equity in Income of Joint Venture	387	599	3,800	3,161
Income Tax Provision	(192)	(3,301)	(6,171)	(4,906)
Net Income	67,364	102,173	177,127	225,547
Less: Net Income Attributable to the Noncontrolling Interests	(79)	(108)	(3,441)	(502)
Net Income Available to Unitholders and Participating Securities	$67,285	$102,065	$173,686	$225,045
Net Income Allocable to Participating Securities	(97)	(201)	(264)	(439)
Net Income Available to Unitholders	$67,188	$101,864	$173,422	$224,606
Basic Earnings Per Unit:
Net Income Available to Unitholders	$0.50	$0.75	$1.28	$1.66
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$0.49	$0.75	$1.28	$1.66
Weighted Average Units Outstanding - Basic	135,479	135,099	135,461	135,088
Weighted Average Units Outstanding - Diluted	135,920	135,474	135,973	135,391
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net Income	$67,364	$102,173	$177,127	$225,547
Mark-to-Market Loss on Derivative Instruments	(2,281)	(22,731)	(15,143)	(13,251)
Amortization of Derivative Instruments	115	103	326	308
Settlement of Derivative Instruments	—	—	(250)	—
Comprehensive Income	65,198	79,545	162,060	212,604
Comprehensive Income Attributable to Noncontrolling Interests	(79)	(108)	(3,441)	(502)
Comprehensive Income Attributable to Unitholders	$65,119	$79,437	$158,619	$212,102
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2025:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
Net Income	48,071	1,475	—	3,338	52,884
Other Comprehensive Loss	—	—	(7,909)	—	(7,909)
Stock Based Compensation Activity	592	12,481	—	—	13,073
Unit Distributions ($0.445 Per Unit)	(59,035)	(1,819)	—	—	(60,854)
Conversion of Limited Partner Units to General Partner Units	27	(27)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(25)	(25)
Balance as of March 31, 2025	$2,588,617	$139,980	$12,576	$11,259	$2,752,432
Net Income	55,153	1,702	—	24	56,879
Other Comprehensive Loss	—	—	(4,992)	—	(4,992)
Stock Based Compensation Activity	1,027	1,265	—	—	2,292
Unit Distributions ($0.445 Per Unit)	(58,959)	(1,346)	—	—	(60,305)
Conversion of Limited Partner Units to General Partner Units	74	(74)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	8	8
Distributions to Noncontrolling Interests	—	—	—	(2,733)	(2,733)
Balance as of June 30, 2025	$2,585,912	$141,527	$7,584	$8,558	$2,743,581
Net Income	65,273	2,012	—	79	67,364
Other Comprehensive Loss	—	—	(2,166)	—	(2,166)
Stock Based Compensation Activity	488	1,274	—	—	1,762
Unit Distributions ($0.445 Per Unit)	(59,000)	(1,565)	—	—	(60,565)
Conversion of Limited Partner Units to General Partner Units	167	(167)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	7	7
Distributions to Noncontrolling Interests	—	—	—	(21)	(21)
Balance as of September 30, 2025	$2,592,840	$143,081	$5,418	$8,623	$2,749,962

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)
(Unaudited; in thousands, except per Unit data)

Nine Months Ended September 30, 2024:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	68,404	1,871	—	223	70,498
Other Comprehensive Income	—	—	10,423	—	10,423
Stock Based Compensation Activity	(329)	8,003	—	—	7,674
Unit Distributions ($0.370 Per Unit)	(49,049)	(1,260)	—	—	(50,309)
Conversion of Limited Partner Units to General Partner Units	7	(7)	—	—	—
Retirement of Limited Partner Units	—	(25)	—	—	(25)
Contributions from Noncontrolling Interests	—	—	—	5	5
Distributions to Noncontrolling Interests	—	—	—	(113)	(113)
Balance as of March 31, 2024	$2,524,183	$117,585	$33,265	$7,508	$2,682,541
Net Income	51,291	1,414	—	171	52,876
Other Comprehensive Loss	—	—	(738)	—	(738)
Stock Based Compensation Activity	1,131	2,735	—	—	3,866
Unit Distributions ($0.370 Per Unit)	(49,009)	(1,039)	—	—	(50,048)
Contributions from Noncontrolling Interests	—	—	—	9	9
Distributions to Noncontrolling Interests	—	—	—	(68)	(68)
Balance as of June 30, 2024	$2,527,596	$120,695	$32,527	$7,620	$2,688,438
Net Income	99,332	2,733	—	108	102,173
Other Comprehensive Loss	—	—	(22,628)	—	(22,628)
Stock Based Compensation Activity	906	2,641	—	—	3,547
Unit Distributions ($0.370 Per Unit)	(49,063)	(1,339)	—	—	(50,402)
Conversion of Limited Partner Units to General Partner Units	55	(55)	—	—	—
Retirement of Limited Partner Units	—	(79)	—	—	(79)
Contributions from Noncontrolling Interests	—	—	—	17	17
Distributions to Noncontrolling Interests	—	—	—	(30)	(30)
Balance as of September 30, 2024	$2,578,826	$124,596	$9,899	$7,715	$2,721,036
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$177,127	$225,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	110,137	104,077
Amortization of Debt Issuance Costs	3,684	2,735
Other Amortization, Including Equity Based Compensation	36,709	27,404
Equity in Income of Joint Venture	(3,800)	(3,161)
Distributions from the Joint Venture	23,068	2,236
Gain on Sale of Real Estate	(17,503)	(93,801)
Payments to Settle Derivative Instruments	(250)	—
Straight-line Rental Income and Expense, Net	(11,111)	(12,151)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(11,173)	(4,976)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	32,395	27,835
Net Cash Provided by Operating Activities	339,283	275,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(172,585)	(44,384)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(210,367)	(159,040)
Net Proceeds from Sales of Investments in Real Estate	25,329	135,544
Contributions to and Investments in the Joint Venture	(4,367)	(3,942)
Other Investing Activity	1,046	4,317
Net Cash Used in Investing Activities	(360,944)	(67,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,508)	—
Income Taxes Paid on Vested Equity Compensation	(1,615)	(2,070)
Unit Distributions Paid	(170,842)	(143,395)
Contributions from Noncontrolling Interests	21	31
Distributions to Noncontrolling Interests	(2,779)	(211)
Repayments on Mortgage Loan Payable	(260)	(250)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—
Proceeds from Unsecured Credit Facility	482,000	236,000
Repayments on Unsecured Credit Facility	(731,000)	(287,000)
Net Cash Provided by (Used in) Financing Activities	6,785	(196,895)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14,876)	11,345
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844
Cash, Cash Equivalents and Restricted Cash, End of Period	$36,806	$55,189

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$9,374	$6,327
Cash Paid for Operating Lease Liabilities	$2,377	$2,608
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$3,208	$354
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$61,582	$50,970
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(268)	$(62)
General Partner Units	268	62
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$763	$688
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$62,899	$34,310
Improvements Funded by Tenant	$1,041	$—
Write-off of Fully Depreciated Assets	$(38,966)	$(26,543)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at September 30, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 3.0% at September 30, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of September 30, 2025, we owned 417 industrial properties located in 19 states, containing an aggregate of approximately 69.5 million square feet of gross leasable area ("GLA"). Of the 417 properties owned on a consolidated basis, none of them are directly owned by the Company.

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
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2025 and December 31, 2024, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2025 and 2024. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2025 and December 31, 2024, the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2025 and 2024, and our cash flows for each of the nine months ended September 30, 2025 and 2024. All adjustments are of a normal recurring nature.
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

3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2025, we acquired two industrial properties totaling approximately 0.8 million square feet of GLA from the Joint Venture (see Note 5), as well as two land parcels from a third-party seller. We accounted for the properties and land parcels as asset acquisitions, with related transaction costs capitalized to the respective asset bases. The following table summarizes the allocation of the aggregate purchase price, excluding transaction costs, to the major asset classes for the industrial properties and land parcels acquired during the nine months ended September 30, 2025:

Land	$43,981
Building and Improvements	88,252
In-Place Leases	9,218
Other Assets	4,891
Total Purchase Price	$146,342
Sales
During the nine months ended September 30, 2025, we sold four industrial properties totaling approximately 0.2 million square feet of GLA and one land parcel. Gross proceeds from the sales were $26,860 and the gain on sale of real estate attributable to these sales was $17,503.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2025	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2025	December 31, 2024
Mortgage Loan Payable	$9,383	$9,643	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2031 Notes	450,000	—	5.25%	5.41%	1/15/2031
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$1,448,571	$998,571
Unamortized Debt Issuance Costs	(7,386)	(3,347)
Unamortized Discounts	(3,120)	(40)
Senior Unsecured Notes, Net	$1,438,065	$995,184
Unsecured Term Loans, Gross
2021 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.87%	N/A	8/12/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.63%	N/A	10/18/2027
2025 Unsecured Term Loan (A)(C)	200,000	—	1.85%	N/A	3/17/2028
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(2,847)	(2,524)
Unsecured Term Loans, Net	$922,153	$922,476
Unsecured Credit Facility (D)	$33,000	$282,000	4.90%	N/A	3/16/2029
_______________
(A) The interest rate at September 30, 2025 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 10.
(B) During the nine months ended September 30, 2025, we consummated our exercise of the first one-year extension option, which extends the maturity date to August 12, 2026. At our option, we may extend the maturity pursuant to an additional one-year extension option, subject to satisfaction of certain conditions.
(C) At our option, we may extend the maturity date pursuant to two one-year extension options, subject to satisfaction of certain conditions.
(D) At our option, we may extend the maturity date pursuant to two six-month extension options, subject to satisfaction of certain conditions. Amounts exclude unamortized debt issuance costs of $7,921 and $713 as of September 30, 2025 and December 31, 2024, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net.
Mortgage Loan Payable
As of September 30, 2025, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $29,603. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of September 30, 2025.

Senior Unsecured Notes, Net
On May 14, 2025, we issued $450,000 of senior unsecured notes due January 15, 2031 (the “2031 Notes”). The 2031 Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2026. The notes were issued at 99.265% of par, resulting in an original issue discount that will be amortized as an adjustment to interest expense. In anticipation of the issuance, we entered into two five-year treasury lock agreements (the "2030 Treasury Locks") to hedge the interest rate risk associated with the 2031 Notes. We settled the 2030 Treasury Locks on May 13, 2025 for a payment of $250, which was recorded in other comprehensive income and will be amortized to interest expense over a five-year period. Taking into account the original issue discount and the settlement amount of the 2030 Treasury Locks, the effective interest rate on the 2031 Notes is 5.41%. The 2031 Notes include customary covenants, including, but not limited to, limitations on the incurrence of additional indebtedness and requirements to maintain specified debt service coverage ratios.
Unsecured Term Loans, Net
On March 18, 2025, we amended and restated our existing $200,000 unsecured term loan (as amended and restated, the "2025 Unsecured Term Loan"). The 2025 Unsecured Term Loan matures on March 17, 2028, and includes two optional one-year extensions, subject to the satisfaction of certain conditions. The 2025 Unsecured Term Loan provides for interest-only payments during the term and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points based on our current credit ratings and consolidated leverage ratio. We have interest rate swaps outstanding with a notional value of $200,000 that fix the SOFR rate component at 0.90% at September 30, 2025 and mature on February 2, 2026. The all-in interest rate at September 30, 2025 is 1.85%. See Note 10 for additional information. The 2025 Unsecured Term Loan may be increased, at our request and subject to willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $460,000.
Unsecured Credit Facility
On March 18, 2025, we amended and restated our existing $750,000 revolving credit agreement, increasing the total capacity to $850,000 (as amended and restated, the "Unsecured Credit Facility"). The Unsecured Credit Facility matures on March 16, 2029, and includes two optional six-month extensions, subject to the satisfaction of certain conditions. At September 30, 2025, borrowings under the Unsecured Credit Facility bear interest at a variable rate based on SOFR, plus a credit spread of 77.5 basis points based on our current credit ratings and consolidated leverage ratio, and requires us to pay a facility fee of 15 basis points. The Unsecured Credit Facility provides for interest-only payments during the term and may be increased, at our request and subject to the willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $1,000,000.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of September 30, and thereafter:

Amount
Remainder of 2025	$88
2026	300,364
2027	556,449
2028	390,453
2029	258,000
Thereafter	910,600
Total	$2,415,954
Our Unsecured Credit Facility, unsecured term loans, senior notes issued in private placements ("Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants. These include, among others, restrictions on the incurrence of additional indebtedness and requirements related to debt service coverage ratios. Under the terms of the Unsecured Credit Facility and unsecured term loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants under the Unsecured Credit Facility, the unsecured term loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of September 30, 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At September 30, 2025 and December 31, 2024, the fair value of our indebtedness was as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,383	$9,248	$9,643	$9,326
Senior Unsecured Notes, Net	1,445,451	1,407,318	998,531	909,012
Unsecured Term Loans	925,000	927,052	925,000	924,814
Unsecured Credit Facility	33,000	33,000	282,000	282,162
Total	$2,412,834	$2,376,618	$2,215,174	$2,125,314
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships, as reflected in our Consolidated Balance Sheets. All amounts are shown net of intercompany eliminations:

	September 30, 2025	December 31, 2024
ASSETS
Assets:
Net Investment in Real Estate	$290,164	$296,588
Operating Lease Right-of-Use Assets	10,584	12,818
Cash and Cash Equivalents	2,083	2,463
Deferred Rent Receivable	15,587	16,060
Prepaid Expenses and Other Assets, Net	11,992	11,937
Total Assets	$330,410	$339,866
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$7,817	$8,625
Operating Lease Liabilities	10,160	10,186
Rents Received in Advance and Security Deposits	7,102	8,412
Partners' Capital	305,331	312,643
Total Liabilities and Partners' Capital	$330,410	$339,866

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
During the nine months ended September 30, 2025 and 2024, we earned fees of $1,233 and $2,113, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture, of which $113 and $427, respectively, were deferred due to our economic interest in the Joint Venture. During the nine months ended September 30, 2025 and 2024, we incurred $524 and $1,005, respectively, in fees paid for third-party development, property management and leasing services associated with the Joint Venture. At September 30, 2025 and December 31, 2024, we had outstanding receivables from the Joint Venture of $252 and $364, respectively.
During the year ended December 31, 2024, the Joint Venture substantially completed development of three buildings, (collectively the “Project”): Building A (approximately 0.4 million square feet of GLA), Building B (approximately 0.4 million square feet of GLA) and Building C (approximately 1.0 million square feet of GLA). During the nine months ended September 30, 2025, we purchased Buildings A and B from the Joint Venture (see Note 3).
Net income of the Joint Venture for the nine months ended September 30, 2025 and 2024 was $40,348 and $4,581, respectively. The net income for the nine months ended September 30, 2025 includes a gain on sale of $40,266, of which $39,591 related to the sales of Buildings A and B. Our economic share of the gain on sale related to the sales of Buildings A and B for the nine months ended September 30, 2025 was $17,072. However, as we acquired Buildings A and B from the Joint Venture, our share of the gain on sale was offset against the basis of the real estate acquired.
For the nine months ended September 30, 2025 and 2024, we earned incentive fees of $8,070 and $916, respectively, from the Joint Venture. During the nine months ended September 30, 2025, we offset $6,968 of incentive fees against the basis of real estate in connection with our acquisition of Buildings A and B. As such, during the nine months ended September 30, 2025 and 2024, $1,102 and $916, respectively, were reflected in the Equity In Income of Joint Venture line item in the Consolidated Statements of Operations.
In connection with the Project, the Joint Venture has a construction loan that matures on July 29, 2026, and has a one-year extension option, which is subject to then meeting certain financial conditions (the "Joint Venture Loan"). As of September 30, 2025 and December 31, 2024, the balance of the Joint Venture Loan is $38,392 and $131,111, respectively, excluding $40 and $269, respectively, of unamortized debt issuance costs.
As of September 30, 2025, we maintain an outstanding completion guarantee to the lender and our third-party joint venture partner for timely completion of the construction of Building C, as tenant improvements are not complete. We have also provided the lender with a guarantee covering typical non-recourse exceptions and an environmental indemnity. It is not possible to estimate the amount of additional costs, if any, that we may incur in connection with our completion guarantees to the third-party lender and/or our joint venture partner as well as the non-recourse exception and environmental indemnity guarantees; however, we do not expect that we will be required to make any significant payments in satisfaction of these guarantees.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third-party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's income was $47 and $77 for the three months ended September 30, 2025 and 2024, respectively, and $3,345 and $397 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are reflected in the Equity in Income of Joint Venture and the Noncontrolling Interests line items in the Consolidated Statements of Operations. The Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $7,480 and $6,838 at September 30, 2025 and December 31, 2024, respectively.
ATM Program

On February 24, 2023, we entered into three-year distribution agreements with certain sales agents to sell, from time to time, up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, through "at-the-market" offerings (the "ATM Program"). On May 8, 2025, in connection with our filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission and subsequent issuance of the 2031 Notes, we suspended our use of the ATM Program.

On August 21, 2025, we resumed the ATM Program by, among other things, entering into new distribution agreements with certain sales agents to sell, from time to time, up to 16,000,000 shares of the Company's common stock, for up to $800,000 aggregate gross sales proceeds, through "at-the-market" offerings under the ATM Program. Each new distribution agreement has a term expiring on May 7, 2028.

Under the terms of the ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the nine months ended September 30, 2025, we did not issue any shares of the Company's common stock under the ATM Program.

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the nine months ended September 30, 2025:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2024	$20,485	$20,485	$(549)	$19,936
Other Comprehensive Loss Before Reclassifications	(3,949)	(3,949)	386	(3,563)
Amounts Reclassified from Accumulated Other Comprehensive Income	(11,118)	(11,118)	—	(11,118)
Net Current Period Other Comprehensive Loss	(15,067)	(15,067)	386	(14,681)
Balance as of September 30, 2025	$5,418	$5,418	$(163)	$5,255
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three and nine months ended September 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive (Income) Loss Components	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$115	$103	$326	$308	Interest Expense
Net Settlement Receipts from our Counterparties	(3,865)	(6,162)	(11,444)	(18,447)	Interest Expense
Total	$(3,750)	$(6,059)	$(11,118)	$(18,139)
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $460 into net income by increasing interest expense for derivative instruments we settled in previous periods. Additionally, recurring settlement amounts on the Swaps (defined in Note 10) will also be reclassified to net income.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$65,269	$99,287	$168,486	$218,971
Denominator (In Thousands):
Weighted Average Shares - Basic	132,450	132,370	132,432	132,366
Effect of Dilutive Securities:
Performance Units (See Note 9)	54	51	60	43
Weighted Average Shares - Diluted	132,504	132,421	132,492	132,409
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$0.49	$0.75	$1.27	$1.65
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator:
Net Income Available to Unitholders	$67,188	$101,864	$173,422	$224,606
Denominator (In Thousands):
Weighted Average Units - Basic	135,479	135,099	135,461	135,088
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	441	375	512	303
Weighted Average Units - Diluted	135,920	135,474	135,973	135,391
Basic EPU:
Net Income Available to Unitholders	$0.50	$0.75	$1.28	$1.66
Diluted EPU:
Net Income Available to Unitholders	$0.49	$0.75	$1.28	$1.66
At September 30, 2025 and 2024, participating securities for the Company included 69,105 and 93,952, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At September 30, 2025 and 2024, participating securities for the Operating Partnership included 189,493 and 261,246, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the nine months ended September 30, 2025, 37,435 performance units ("Performance Units") and 376,089 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $11,744 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
Service Based Awards
For the nine months ended September 30, 2025, 53,126 shares of restricted stock units ("Service Units") and 123,698 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees and outside directors based on service-based criteria, which had an aggregate fair value of approximately $8,863 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards awarded to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over three years based on continued employment. Service awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issued restricted Unit awards to the Company in the same amount for the restricted stock units.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees who meet both the age and service criteria, their awards become non-forfeitable. As such, during the nine months ended September 30, 2025, we expensed 100% of the awards granted to retirement-eligible employees at the grant date, treating them as fully vested. For employees who satisfy retirement eligibility requirements during the normal vesting periods, the awards are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $2,020 and $3,581 for the three months ended September 30, 2025 and 2024, respectively, and $18,293 and $16,563 for the nine months ended September 30, 2025 and 2024, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $319 and $235 for the three months ended September 30, 2025 and 2024, respectively, and $2,619 and $2,328 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, we had $9,698 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 0.88 years.

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
We use interest rate swaps to manage our exposure to changes in SOFR related to our unsecured term loans. All of our swaps have been designated as cash flow hedges.
We have three interest rate swaps with an aggregate notional value of $200,000, that fix the SOFR rate component at 0.90% at September 30, 2025 and mature on February 2, 2026 (the "2021 Swaps"). During the three months ended September 30, 2025, we entered into three forward-starting swaps commencing February 2, 2026, with an aggregate notional value of $200,000 that fix SOFR at 3.15% and mature on February 1, 2029 (the "2026 Swaps").
We have eight interest rate swaps with an aggregate notional value of $425,000 that fix the SOFR rate component at 2.69% and mature on September 30, 2027 (the "2022 Swaps").
We have seven interest rate swaps, with an aggregate notional value of $300,000 that fix the SOFR rate component at 3.93% (the "2022 II Swaps"). $150,000 of the 2022 II Swaps' aggregate notional value matures on December 1, 2025 and the remaining $150,000 of the 2022 II Swaps' aggregate notional value matures on August 1, 2027. During the three months ended September 30, 2025, we entered into three forward-starting swaps commencing December 1, 2025, with an aggregate notional value of $150,000 that fix SOFR at 3.19% and mature on December 1, 2028 (the "2025 Swaps" and together with the 2021 Swaps, the 2026 Swaps, the 2022 Swaps and the 2022 II Swaps, the "Swaps").
Our agreements with our derivative counterparties contain cross-default provisions, which may be triggered if we default on other indebtedness, subject to certain thresholds. As of September 30, 2025, we had not posted any collateral under these agreements and were in compliance with all contractual provisions of these agreements. In the event of a breach, we could be required to settle our obligations at the termination values within the agreements.

The following table sets forth our financial assets and liabilities related to the Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements:
Description	Fair Value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$2,082	—	$2,082	—
2022 Swaps	$5,408	—	$5,408	—
2025 Swaps	$265	—	$265	—
2026 Swaps	$406	—	$406	—
Liabilities:
2022 II Swaps	$(1,045)	—	$(1,045)	—

	Fair Value at December 31, 2024
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$6,902	—	$6,902	—
2022 Swaps	$14,461	—	$14,461	—
2022 II Swaps	$896	—	$896	—
There was no ineffectiveness recorded on the Swaps during the nine months ended September 30, 2025. See Note 7 for more information regarding our derivatives. The estimated fair value of the Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the Swaps fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
At September 30, 2025 and December 31, 2024, the Operating Partnership had receivable balances of $9,172 and $9,225, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership and operation of our industrial properties. In our opinion, any liabilities that may result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
In conjunction with the development of industrial properties, we have entered into construction agreements with general contractors for the development of industrial properties. At September 30, 2025, we had six projects under construction, totaling approximately 0.9 million square feet of GLA. The estimated total investment for these projects as of September 30, 2025 is approximately $152,800, of which approximately $71,000 remains to be funded. There can be no assurance that actual completion costs will not exceed the estimated amounts.
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

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of September 30, 2025, we owned 417 industrial properties located in 19 states, containing an aggregate of approximately 69.5 million square feet of gross leasable area ("GLA"). Of the 417 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at September 30, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 3.0% at September 30, 2025 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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

Summary of the Nine Months Ended September 30, 2025
Our operating results were strong for the nine months ended September 30, 2025, highlighted by a robust 31.6% average increase in cash rental rates on new and renewal commenced leases, tenant retention of 71.5% and quarter-end occupancy of 94.0%, demonstrating healthy demand.
As of September 30, 2025, we had six development projects underway, totaling 0.9 million square feet of GLA, with an aggregate estimated investment of approximately $152.8 million.
During the nine months ended September 30, 2025, we completed several significant real estate transactions:
•We acquired two industrial properties located in our Phoenix market, totaling approximately 0.8 million square feet of GLA. These assets were purchased from our Joint Venture for an aggregate price of $120.0 million, excluding transaction costs. The purchase price is net of our economic share of gain on sale and incentive fees we earned on the sale as well as other deferred fees.
•We acquired one income-producing land parcel in our Northern California market for an aggregate purchase price of $10.6 million, excluding transaction costs.
•We acquired approximately 61.4 acres of land for development located in our Philadelphia market for an aggregate purchase price of $15.7 million, excluding transaction costs.
•We sold four industrial properties totaling approximately 0.2 million square feet of GLA and a land parcel for gross proceeds of $26.9 million.
During the nine months ended September 30, 2025, our key financing activities included:
•We declared first, second and third quarter cash dividends of $0.445 per common share or Unit, an increase of 20.3% over the 2024 quarterly dividend rate.
•In May, Fitch Ratings upgraded our long-term issuer default rating and underlying unsecured investments to BBB+ from BBB.
•In May, we issued $450.0 million of senior notes due January 2031, bearing a fixed weighted average coupon rate of 5.25%.
•We exercised our first one-year extension option related to our $300.0 million term loan, extending the maturity date to August 12, 2026.
•We amended our Unsecured Credit Facility to, among other changes, increase the borrowing capacity by $100.0 million to $850.0 million, eliminate the 10 basis point SOFR adjustment and extend the maturity date to March 2029, with two optional six-month extensions.
•We amended our $200.0 million term loan agreement to extend the maturity to March 2028, with two optional one-year extensions.
•We entered into forward-starting swaps with an aggregate notional value of $350.0 million to fix SOFR on our unsecured term loans, replacing expiring swaps and extending hedge coverage substantially through and, in some cases, beyond the maturity dates of our unsecured term loans, assuming extension options are exercised.
As of September 30, 2025, we had $814.8 million of available borrowing capacity under our Unsecured Credit Facility and held $36.8 million in cash and cash equivalents and restricted cash, excluding our Joint Venture partner's 6% interest, which is consolidated in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by category for the three and nine months ended September 30, 2025 and 2024.
Same Store Properties: Same store properties include those that were owned and in service prior to January 1, 2024 and remained in service through September 30, 2025. Same store properties also includes developments and redevelopments placed in service prior to January 1, 2024. A property is considered placed in service when it meets one of the following criteria: (i) acquired properties with occupancy of at least 75% at acquisition, unless we anticipate tenant move-outs within two years of ownership would reduce occupancy below 75%; (ii) acquired properties with occupancy less than 75% at acquisition are placed in service upon reaching the earlier of 90% occupancy or one year subsequent to acquisition; (iii) developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service upon the earlier of reaching 90% occupancy or one year after construction completion; and (iv) properties acquired with occupancy greater than 75% but with anticipated move out within two years of ownership, are placed in service upon the earlier of reaching 90% occupancy or twelve months after tenant move out. Properties are moved from the same store category to the redevelopment classification when projected capital expenditures are estimated to exceed 25% of the property's undepreciated gross book value.
Acquired Properties: Acquired properties are properties that were purchased subsequent to December 31, 2023 and held as an operating property through September 30, 2025.
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
During the nine months ended September 30, 2025, one industrial property, totaling approximately 0.1 million square feet of GLA, was taken out of service with the intent for future redevelopment. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the other classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
Our net income was $177.1 million and $225.5 million for the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025 and 2024, the average daily occupancy rate of our same store properties was 95.0% and 95.3%, respectively.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$492,315	$465,101	$27,214	5.9%
Acquired Properties	8,222	453	7,769	1,715.0%
Sold Properties	678	9,386	(8,708)	(92.8)%
(Re)Developments	29,307	10,024	19,283	192.4%
Other	8,145	9,089	(944)	(10.4)%
Total Revenues	$538,667	$494,053	$44,614	9.0%
Revenues from same store properties increased $27.2 million primarily due to increases in rental rates and tenant recoveries, partially offset by a slight decrease in occupancy. Revenues from acquired properties increased $7.8 million due to the seven industrial properties acquired subsequent to December 31, 2023 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $8.7 million due to the 26 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.4 million square feet of GLA. Revenues from (re)developments increased $19.3 million primarily due to an increase in occupancy. Revenues from other decreased by $0.9 million due to lower interest income from cash and cash equivalents and note receivables.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$118,022	$113,953	$4,069	3.6%
Acquired Properties	1,256	125	1,131	904.8%
Sold Properties	245	2,128	(1,883)	(88.5)%
(Re)Developments	7,491	5,169	2,322	44.9%
Other	12,936	13,574	(638)	(4.7)%
Total Property Expenses	$139,950	$134,949	$5,001	3.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.1 million due to real estate taxes and repairs and maintenance. Property expenses from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $1.9 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $2.3 million primarily due to the substantial completion of developments. Property expenses from other remained relatively unchanged.
General and administrative expense increased by $2.3 million, or 7.3%, primarily due to an increase in compensation and legal expenses during the nine months ended September 30, 2025.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.5 million, or 47.9%. This decline is attributed to a reduction in development activities by our Joint Venture during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$118,627	$117,350	$1,277	1.1%
Acquired Properties	5,243	209	5,034	2,408.6%
Sold Properties	60	1,515	(1,455)	(96.0)%
(Re)Developments	11,577	7,521	4,056	53.9%
Corporate Furniture, Fixtures and Equipment and Other	1,202	1,787	(585)	(32.7)%
Total Depreciation and Other Amortization	$136,709	$128,382	$8,327	6.5%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $5.0 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $4.1 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other decreased $0.6 million as certain improvements on land parcels, for which our ultimate intent is to redevelop or develop, became fully depreciated.
For the nine months ended September 30, 2025, we recognized $17.5 million of gain on sale of real estate related to the sale of four industrial properties totaling approximately 0.2 million square feet of GLA and one land parcel. For the nine months ended September 30, 2024, we recognized $93.8 million of gain on sale of real estate related to the sale of 17 industrial properties totaling approximately 1.0 million square feet of GLA.
Interest expense increased by $0.1 million, or 0.10%, primarily due to a higher weighted average debt balance of $2,368.8 million for the nine months ended September 30, 2025 as compared to $2,231.5 million for the nine months ended September 30, 2024, offset by a decrease in the weighted average interest rate to 4.08% for the nine months ended September 30, 2025 as compared to 4.14% for the nine months ended September 30, 2024 and an increase in capitalized interest of $3.0 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Amortization of debt issuance costs increased by $0.9 million, or 34.7%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility, the amendment and restatement of our $200.0 million term loan and the issuance of $450.0 million of senior notes.
Equity in income of joint venture increased $0.6 million, or 20.2%, primarily due to gain on sale and incentive fees recognized in connection with the sale of two properties by the Joint Venture. As we were the purchaser of the properties, our economic share of the gain and incentive fees was offset against the basis of the real estate acquired. The remaining portion of the gain on sale and incentive fees reflects our partner’s share, which is consolidated in our financial statements. This increase is partially offset by increases in our pro-rata share of depreciation, amortization and interest expense incurred by the Joint Venture. These increases in expenses are attributable to the substantial completion of three buildings totaling 1.8 million square feet of GLA during the year ended December 31, 2024. Both periods include the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax provision increased $1.3 million, or 25.8%, primarily driven by our pro-rata share of gain and incentive fees recognized from the sale of real estate by the Joint Venture during the nine months ended September 30, 2025. Our equity interest in the Joint Venture is held through a wholly-owned TRS.

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024
Our net income was $67.4 million and $102.2 million for the three months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025 and 2024, the average daily occupancy rate of our same store properties was 94.6% and 95.4%, respectively.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$165,101	$157,055	$8,046	5.1%
Acquired Properties	3,438	442	2,996	677.8%
Sold Properties	157	1,083	(926)	(85.5)%
(Re)Developments	10,596	6,355	4,241	66.7%
Other	2,138	2,710	(572)	(21.1)%
Total Revenues	$181,430	$167,645	$13,785	8.2%
Revenues from same store properties increased $8.0 million primarily due to increases in rental rates and tenant recoveries, partially offset by a decrease in occupancy. Revenues from acquired properties increased $3.0 million due to the seven industrial properties acquired subsequent to December 31, 2023 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $0.9 million due to the 26 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.4 million square feet of GLA. Revenues from (re)developments increased $4.2 million primarily due to an increase in occupancy. Revenues from other decreased by $0.6 million, primarily due to a decrease in revenues from a property that was previously occupied but has been taken out of service with the intent for future redevelopment.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$39,658	$37,749	$1,909	5.1%
Acquired Properties	492	125	367	293.6%
Sold Properties	66	401	(335)	(83.5)%
(Re)Developments	2,560	2,365	195	8.2%
Other	3,409	4,244	(835)	(19.7)%
Total Property Expenses	$46,185	$44,884	$1,301	2.9%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.9 million mainly due to real estate taxes and repair and maintenance. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $0.3 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $0.2 million primarily due to the completion of developments. Property expenses from other decreased $0.8 million primarily due to a decrease in real estate tax expense related to certain land parcels.
General and administrative expense decreased by $0.7 million, or 7.3%, primarily due to the accelerated recognition of equity-based compensation expense for certain tenured employees who are retirement eligible in the first quarter of 2025, compared to such expense being recognized ratably over all four quarters in 2024. This decrease is partially offset by an increase in legal expenses.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture for both three-month periods was not significant.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$39,124	$38,933	$191	0.5%
Acquired Properties	2,115	209	1,906	912.0%
Sold Properties	5	180	(175)	(97.2)%
(Re)Developments	4,137	3,691	446	12.1%
Corporate Furniture, Fixtures and Equipment and Other	367	502	(135)	(26.9)%
Total Depreciation and Other Amortization	$45,748	$43,515	$2,233	5.1%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $0.2 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $0.4 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either three-month period.
For the three months ended September 30, 2025, we recognized $9.5 million of gain on sale of real estate related to the sale of one industrial property totaling approximately 0.06 million square feet of GLA and one land parcel. For the three months ended September 30, 2024, we recognized $56.8 million of gain on sale of real estate related to the sale of seven industrial properties totaling approximately 0.4 million square feet of GLA.
Interest expense increased $0.9 million, or 4.3%, primarily due to a higher weighted average debt balance of $2,435.7 million for the three months ended September 30, 2025 compared to $2,182.4 million for the three months ended September 30, 2024, as well as an increase in the weighted average interest rate to 4.11% for the three months ended September 30, 2025 from 4.08% for the three months ended September 30, 2024, offset by a $1.9 million increase in capitalized interest during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Amortization of debt issuance costs increased $0.5 million, or 52.9%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility, the amendment and restatement of our $200.0 million term loan and the issuance of $450.0 million of senior notes.
Equity in income of joint venture for both three-month periods was not significant.
The income tax provision decreased by $3.1 million, or 94.2%, primarily due to a decrease in income tax expense associated with gains on the sale of real estate.

Leasing Activity
The following table provides a summary of our commenced leases for the three and nine months ended September 30, 2025. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	21	423	$11.76	41.1%	5.5	$9.49	N/A
Renewal Leases	21	918	$12.66	40.3%	4.8	$4.11	70.4%
Development / Acquisition Leases	4	821	$9.16	N/A	9.8	N/A	N/A
Total / Weighted Average	46	2,162	$11.16	40.6%	6.8	$5.81	70.4%

Nine Months Ended
New Leases	52	1,260	$10.68	55.1%	5.7	$9.35	N/A
Renewal Leases	71	3,781	$11.09	53.1%	5.7	$2.48	71.5%
Development / Acquisition Leases	6	978	$9.35	N/A	9.4	N/A	N/A
Total / Weighted Average	129	6,019	$10.72	53.6%	6.3	$4.20	71.5%
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

The following table provides a summary of our leases that commenced during the three and nine months ended September 30, 2025, which included rent concessions during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions ($)
New Leases	17	387	$1,655
Renewal Leases	3	216	1,277
Development / Acquisition Leases	3	279	954
Total	23	882	$3,886

Nine Months Ended
New Leases	42	1,101	$3,056
Renewal Leases	6	478	3,224
Development / Acquisition Leases	5	436	1,741
Total	53	2,015	$8,021

Liquidity and Capital Resources
At September 30, 2025, we had approximately $36.8 million in cash and cash equivalents, excluding our Joint Venture partner's share of cash that is consolidated in our financial statements. We also had $814.8 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term liquidity needs through September 30, 2026, and assessed the adequacy of our estimated cash flows from operations and other available sources of liquidity to meet those needs. As of September 30, 2025, we have a $300.0 million unsecured term loan maturing on August 12, 2026, which includes a one-year extension option. Beyond this maturity, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, expansions, renovations and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT status under the Code and distributions approved by the Company's Board of Directors. We anticipate meeting these liquidity needs primarily through cash flows provided by operating activities and proceeds from select asset dispositions. Additional sources of liquidity may include the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet long-term liquidity requirements (beyond September 30, 2026) such as property acquisitions, development projects, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through a combination of select asset dispositions, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
Our Unsecured Credit Facility contains financial covenants that impose limitations on, among other things, the incurrence of additional indebtedness and require maintenance of certain debt service coverage ratios. Our access to borrowings under the facility may be limited if we fail to comply with these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2025, and we anticipate that we will remain in compliance for the next twelve months.
As of October 17, 2025, we had approximately $752.9 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB+/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$339,228	$275,708
Net cash used in investing activities	(360,944)	(67,505)
Net cash provided by (used in) financing activities	6,840	(196,858)
The following table summarizes our cash flow activity for the Operating Partnership for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Net cash provided by operating activities	$339,283	$275,745
Net cash used in investing activities	(360,944)	(67,505)
Net cash provided by (used in) financing activities	6,785	(196,895)
Changes in cash flow for the nine months ended September 30, 2025, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $63.5 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $46.7 million offset by a decrease in NOI due to the disposition of real estate of $6.8 million;
•increase in distributions from our Joint Venture of $20.8 million in 2025 as compared to 2024; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts; and
◦increase in income tax provision of $1.3 million.
Investing Activities: Cash used in investing activities increased $293.4 million, primarily due to the following:
•increase of $179.5 million related to the acquisition, development and investment in real estate activity, primarily attributed to higher acquisition volume and increased expenditures for developments under construction during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024; and
•decrease of $110.2 million in net proceeds received from the disposition of real estate in 2025 as compared to 2024.
Financing Activities: Cash provided by financing activities was $6.8 million for the nine months ended September 30, 2025 as compared to cash used in financing activities of $196.9 million for the nine months ended September 30, 2024, resulting in an increase of cash provided by financing activities of $203.7 million, primarily due to the following:
•the issuance of senior unsecured notes in 2025 resulting in net proceeds of $443.8 million; offset by:
◦decrease in net borrowings under our Unsecured Credit Facility of $198.0 million in 2025 as compared to 2024;
◦increase in dividend and unit distributions of $27.4 million due to the Company increasing the dividend rate in 2025 as well as an increase in common shares and units outstanding; and
◦increase in financing issuance costs of $12.5 million related to the amendment and restatement of the Unsecured Credit Facility and the $200.0 million unsecured term loan, the issuance of senior unsecured notes and the extension of the $300.0 million unsecured term loan in 2025.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at September 30, 2025 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At September 30, 2025, $2,379.8 million, or 98.6%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $33.0 million, or 1.4%, was variable rate debt. At December 31, 2024, $1,933.2 million, or 87.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $282.0 million, or 12.7%, was variable rate debt. At September 30, 2025 and December 31, 2024, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million that mitigate our exposure to our unsecured term loans' variable interest rates, which are currently based on SOFR. The use of derivative financial instruments allows us to manage the negative effects that increases in interest rates would have on our earnings and cash flows. We designated all of the swaps related to our unsecured term loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
During the nine months ended September 30, 2025, we entered into forward-starting swaps with an aggregate notional value of $350.0 million to fix SOFR on our unsecured term loans, replacing expiring swaps and extending hedge coverage substantially through and, in some cases, beyond the maturity dates of our unsecured term loans, assuming extension options are exercised. We designated the swaps as cash flow hedges. See Note 10 to the Consolidated Financial Statements for a discussion of the swaps.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the nine months ended September 30, 2025 would have increased by approximately $0.7 million based on our average outstanding floating-rate debt during the nine months ended September 30, 2025. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the nine months ended September 30, 2025 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $6.5 million during the nine months ended September 30, 2025.
As of September 30, 2025, the estimated fair value of our debt was approximately $2,376.6 million based on our estimate of the then-current market interest rates.

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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$65,306	$99,363	$168,594	$219,133
Adjustments:
Depreciation and Other Amortization of Real Estate	45,601	43,332	136,232	127,827
Depreciation and Other Amortization of Real Estate in the Joint Venture	607	1,123	2,182	1,708
Gain on Sale of Real Estate	(9,538)	(56,814)	(17,503)	(93,801)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(163)	(88)	(3,743)	(342)
Income Tax (Benefit) Provision - Excluded from FFO	(257)	2,949	5,408	3,832
Noncontrolling Interest Share of Adjustments	(1,136)	131	(680)	(1,207)
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$100,420	$89,996	$290,490	$257,150

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
The following table shows a reconciliation of the same store revenues and property expenses, as disclosed in the results of operations and reconciled to revenues and expenses reflected on the statements of operations, to SS NOI for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(In thousands)			(In thousands)
Same Store Revenues	$165,101	$157,055		$492,315	$465,101
Same Store Property Expenses	(39,658)	(37,749)		(118,022)	(113,953)
Same Store Net Operating Income Before Same Store Adjustments	$125,443	$119,306	5.1%	$374,293	$351,148	6.6%
Same Store Adjustments:
Straight-line Rent	(2,117)	1,525		(6,666)	(6,297)
Above / Below Market Rent Amortization	(518)	(693)		(1,605)	(2,352)
Lease Termination Fees	(45)	—		(154)	(172)
Same Store Net Operating Income	$122,763	$120,138	2.2%	$365,868	$342,327	6.9%

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$65,306	$99,363	$168,594	$219,133
Interest Expense	21,731	20,836	62,922	62,859
Depreciation and Other Amortization of Real Estate	45,601	43,332	136,232	127,827
Depreciation and Other Amortization of Real Estate in the Joint Venture	607	1,123	2,182	1,708
Income Tax Provision - Allocable to FFO	449	352	763	1,074
Net Income Attributable to the Noncontrolling Interests	2,058	2,810	8,533	6,414
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(100)	(196)	(269)	(543)
Amortization of Debt Issuance Costs	1,393	911	3,684	2,735
Depreciation of Corporate FF&E	147	183	477	555
Gain on Sale of Real Estate	(9,538)	(56,814)	(17,503)	(93,801)
Gain on Sale of Real Estate from Joint Venture	(163)	(88)	(3,743)	(342)
Income Tax (Benefit) Provision - Excluded from FFO	(257)	2,949	5,408	3,832
General and Administrative	8,552	9,230	32,883	30,632
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(731)	(1,438)	(1,970)	(3,984)
Net Operating Income	$135,055	$122,553	$398,193	$358,099
Non-Same Store Net Operating Income	(9,612)	(3,247)	(23,900)	(6,951)
Same Store Net Operating Income Before Same Store Adjustments	$125,443	$119,306	$374,293	$351,148
Straight-line Rent	(2,117)	1,525	(6,666)	(6,297)
Above (Below) Market Lease Amortization	(518)	(693)	(1,605)	(2,352)
Lease Termination Fees	(45)	—	(154)	(172)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$122,763	$120,138	$365,868	$342,327
Subsequent Events
We have evaluated subsequent events through the date that the Consolidated Financial Statements were issued, noting none.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Equity Distribution Agreement among the Company, First Industrial, L.P., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association dated August 21, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 21, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Form Master Forward Confirmation (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed August 21, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: October 17, 2025

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: October 17, 2025