Form 10-K
period 2025-12-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2026-02-11
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $6,345.6 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2025.
At February 11, 2026, 132,524,261 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.'s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.'s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2025 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2025, the Company owned an approximate 97.0% common general partnership interest in the Operating Partnership. The remaining approximate 3.0% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's Stock Incentive Plan (as defined in Note 11 to the Consolidated Financial Statements). As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
Factors that could have a materially adverse effect on our operations and future prospects include, but are not limited to:
•changes in national, international, regional and local economic conditions generally, and real estate markets specifically, including impacts and uncertainties arising from trade disputes and tariffs on goods imported to or exported from the United States;
•changes in legislation/regulation (including laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;
•our ability to qualify and maintain our status as a real estate investment trust;
•the availability, cost and attractiveness of financing (including both public and private capital), increases in or prolonged periods of elevated interest rates, and our ability to raise equity capital on attractive terms;
•the availability and attractiveness of terms of debt repurchases;
•our ability to retain our credit agency ratings;
•our ability to comply with applicable financial covenants;
•changes in the competitive environment in which we operate, including changes in supply, demand and valuation of industrial properties and land in our current and potential markets;
•our ability to identify, acquire, develop and/or manage properties on favorable terms;
•our ability to dispose of properties on favorable terms;
•our ability to successfully integrate acquired properties;
•potential liability relating to environmental matters;
•defaults on or non-renewal of leases by our tenants;
•decreases in rental rates or increases in vacancy rates;
•higher-than-expected real estate construction costs and delays in development or lease-up timelines;
•uncertainty and economic impacts of pandemics, epidemics or other public health emergencies or fear of such events;
•risks associated with cybersecurity breaches, cyberattacks, intrusions or other significant disruptions of our information technology networks or systems;
•potential natural disasters and other catastrophic events, including acts of war or terrorism;
•insufficient or unavailable insurance coverage;
•technological developments, particularly those affecting supply chains and logistics;
•litigation risks, including costs associated with prosecuting or defending claims and potential adverse outcomes;
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in Item 1A, "Risk Factors" and elsewhere in this report, as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements except as may be required by law.

PART I
THE COMPANY

Item 1.	Business
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2025, our in-service portfolio consisted of 414 industrial properties, located in 19 states, containing an aggregate of approximately 69.9 million square feet of gross leasable area ("GLA").
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% ownership interest ("General Partner Units") at December 31, 2025. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 3.0% at December 31, 2025, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Through a wholly-owned TRS of the Operating Partnership, we own an equity interest in a joint venture (the "Joint Venture"). We also provide various services to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting. The operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. During the year ended December 31, 2025, the Joint Venture sold its remaining real estate assets.
Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners by increasing our cash flow and property values. Our long-term business growth plans include the following elements:
•Internal Growth. We seek to grow internally by: (i) increasing revenues by renewing or re-leasing expiring leases at higher rental levels; (ii) obtaining contractual rent escalations on our long-term leases; (iii) increasing occupancy at properties with existing vacancies while maintaining high occupancy across the remainder of the portfolio; (iv) controlling and minimizing property operating expenses, general and administrative expenses and releasing costs; and (v) selectively renovating existing properties.
•External Growth. We seek to grow externally through: (i) the development of best-in-class industrial properties and the acquisition of individual assets, portfolios of industrial properties and leased land sites that meet our investment parameters within our 15 key logistics markets; and (ii) the expansion and redevelopment of our existing properties.
•Portfolio Enhancement. We continually seek to upgrade our overall portfolio by making new investments and selling assets that lack strong long-term cash flow growth potential. Our investment focus is on 15 key logistics markets which exhibit desirable long-term growth characteristics and where developable land is relatively scarce.
Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of 2025" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary of significant transactions.

Business Strategies
We utilize the following strategies in connection with the operation of our business:
•Organizational Strategy. We employ a decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. Our headquarters in Chicago, Illinois provides acquisition, development and financing assistance, asset management oversight and financial reporting functions to our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead costs among many properties and by negotiating favorable terms and purchasing discounts.
•Market Strategy. Our market strategy focuses on 15 key logistics markets in the United States. These markets exhibit one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained future supply that can lead to long-term rent growth; (ii) favorable and diversified economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; (iii) population growth, which generally drives industrial demand; (iv) natural barriers to entry and scarcity of land which are key elements in delivering future rent growth; (v) sufficient market size to provide ample opportunity for growth through incremental investments and support asset liquidity; and (vi) favorable governmental, regulatory and tax environment.
•Leasing and Marketing Strategy. We utilize an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy that includes broadly marketing available space, seeking to renew existing leases at higher rents while minimizing re-leasing costs and seeking leases which provide for the pass-through of property-related expenses to the tenant. Additionally, we have both local and national marketing programs that target the business and real estate brokerage communities, as well as multi-national tenants.
•Acquisition/Development Strategy. Our investment strategy is primarily focused on developing and acquiring industrial properties in 15 key logistics markets in the United States through the deployment of experienced regional management teams. When evaluating potential industrial property acquisitions and developments, we consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, functionality, condition and design of the property; (iii) the terms and credit quality of tenant leases, including the potential for rent rate growth; (iv) the potential for economic growth and the general business, tax and regulatory environment of the surrounding area; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property's performance through renovation; and (ix) the potential for physical expansion of the property and/or additional sites.
•Disposition Strategy. We continually evaluate local market conditions and property-related factors across all of our markets to identify assets suitable for disposition. Our focus is on selling properties with lower rent growth potential or that lack optimal functionality. The capital from these sales is generally reinvested in new assets consistent with our investment strategy or otherwise used in a manner consistent with our business strategy.
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and borrowings under our $850.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also periodically evaluate joint venture arrangements as another source of capital to finance acquisitions and developments as well as manage investment exposure and allocation. As of February 11, 2026, we had approximately $726.9 million available for additional borrowings under the Unsecured Credit Facility.

Competition
In connection with the acquisition of industrial properties and land for development, we compete with other publicly traded industrial REITs, income-oriented non-traded REITs, private real estate funds and other real estate investors and developers, some of which have greater financial resources or other competitive advantages. Such competition may increase acquisition prices or cause us to forgo investments that would otherwise meet our investment criteria. Additionally, we face significant competition in leasing available properties to prospective tenants and in renewing leases with existing tenants. As a result, we may need to offer rent concessions, incur tenant improvement costs or provide other inducements to timely lease vacant space, all of which may have an adverse impact on our results of operations.
Government Regulation
We are subject to various federal, state and local laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to environmental protection and human health and safety. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
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

Human Capital
We believe our human capital resources are well-aligned to successfully operate our business and create long-term value for our shareholders. As of December 31, 2025, we had 152 employees, 151 of whom are full-time employees. The average tenure of our workforce is approximately 12 years.
We are an equal opportunity employer and, as such, promote an equitable workplace that acknowledges and values differences in race, gender, age, ethnicity, sexual orientation, gender identity, national origin, abilities and religious beliefs, consistent with applicable laws. We apply these policies throughout our organization, including at the senior management level and in our composition of our Board of Directors. We believe such diversity of experience and background helps make us strong and achieve our mission to create long-term shareholder value by providing industrial real estate solutions that mutually benefit our customers and our stockholders.
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
At December 31, 2025, operating properties located in California (Northern California and Southern California markets) and Pennsylvania, our two largest regions, represented 26.3% and 11.4%, respectively, of our consolidated net operating income for the year ended December 31, 2025. The revenues generated from, and the value of, these properties are subject to local real estate conditions, such as oversupply or reduced demand for industrial properties, as well as the local economic climate. Factors like business layoffs, industry slowdowns, demographics shifts and other economic changes may adversely impact the economies of California and Pennsylvania. Given our significant investments in these states, any economic downturn in the economy or unfavorable changes in the real estate market dynamics, including changes to state income tax and property tax laws, could adversely affect our business.
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
Ongoing international trade disputes, including threatened or implemented tariffs and other measures employed by the U.S. and its trading partners continue to create uncertainty and potential disruption across supply chains. Many of our tenants rely on imported goods or components, and increased trade barriers could increase their costs. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted, which in turn could impact their ability to meet lease obligations.
In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as construction materials and equipment used in our development and redevelopment projects. Persistent supply-chain disruptions could delay project timelines or elevate capital expenditures. Because global trade policy remains fluid and subject to rapid change, additional tariffs, restrictions, or retaliatory actions could further impact our tenants, operations, and financial results.
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
As part of our business, we develop new properties and re-develop existing properties, both of which carry significant risks, including:
•we may not be able to obtain financing for these projects on favorable terms or within desired timeframes;
•we may experience delays in obtaining construction materials, or cost overruns may occur due to inflationary pressures, supply chain disruptions, or increased material costs, including those driven by tariffs or other trade-related factors;
•we may not complete construction on schedule or within budget;
•we may not be able to obtain, or may experience delays in obtaining necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•contractor and subcontractor disputes, strikes, labor shortages, or supply chain disruptions may occur;
•contractors, subcontractors, or design professionals may cause damage, design errors or other negligent actions with respect to our properties; and
•properties may perform below anticipated levels, producing cash flow below budgeted amounts, which could lead to unprofitable investments or limit our ability to sell such properties.
To the extent these risks result in increased debt service expense, higher construction costs or delays in budgeted leasing, they could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, as well as the market price of the Company's common stock and the market value of the Units.
We may incur unanticipated costs and liabilities due to environmental problems.
Under various federal, state and local laws and regulations, we may be liable, as a current or previous owner, developer or operator of real estate, for the costs of cleaning up hazardous or toxic materials found on, in or emanating from a property as well as for any related damages to natural resources. These laws and regulations may impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to properly address the conditions, may adversely affect our ability to rent, sell or finance a property or to use it as collateral for indebtedness. In addition, we may be held liable for clean-up costs or natural resource damages stemming from the treatment or disposal of hazardous materials at off-site facilities, even if the facility is not owned or operated by us. No assurance can be given that environmental assessments performed with respect to our properties have identified all existing or potential environmental liabilities, that prior owners or operators did not create undiscovered environmental conditions, or that such conditions will not arise in the future. Moreover, we cannot predict whether changes to environmental laws and regulations, or their interpretation or enforcement, will result in material environmental liabilities, or whether our properties may be adversely affected by nearby activities or conditions beyond our control, such as underground storage tank leaks or releases by unrelated third parties.

At the time of acquisition, all of our properties are subject to a Phase I or similar environmental assessment conducted by an independent consultant. These assessments are intended to identify recognized environmental conditions associated with the surveyed property and surrounding areas but typically do not include soil sampling, subsurface investigation, remediation or asbestos surveys. While some assessments have led to further investigation and sampling, none have identified material environmental liabilities that we believe, individually or in the aggregate, would adversely affect our business, financial condition or results of operations. However, we cannot give any assurance that such conditions do not exist or may not arise in the future.
Environmental laws and regulations in the U.S. also impose obligations on building owners or operators regarding the management of asbestos-containing materials, including requirements for handling, disclosure, and abatement during renovation or demolition, as well as penalties for non-compliance. In addition, third parties may also seek recovery for asbestos-related injuries. Some of our properties may contain asbestos-containing building materials.
We maintain a portfolio-level environmental insurance policy intended to address certain unknown environmental liabilities; however coverage is under this policy is subject to policy terms, conditions and limitations, may not be sufficient to cover all potential losses and may not be available on commercially reasonable terms, or at all, upon renewal. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe the associated risks and costs are quantifiable and the acquisition will yield a superior risk-adjusted return. In such cases, we underwrite the costs of environmental investigation, remediation and monitoring costs in the purchase price. Additionally, in connection with certain property dispositions, we may agree to retain responsibility for certain environmental conditions, including costs associated with monitoring and/or remediating such conditions.
We may incur significant costs to comply with various federal, state and local laws and regulations applicable to our properties.
Our properties are subject to various federal, state and local laws and regulations, including, without limitation, those related to zoning, zoning moratoria, the Americans with Disabilities Act of 1990 (the "ADA"), fire and safety regulations, and greenhouse gas emissions. Compliance with these laws and regulations may require us to make substantial improvements or capital expenditures, or implement operational changes, and we may not be able to effectively pass these costs on to our tenants. Failure to comply with applicable laws and regulations could result in fines, penalties, or the award of damages or attorneys’ fees to private litigants. In addition, compliance obligations imposed on our tenants could adversely affect their financial condition and ability to meet their lease obligations, which could negatively impact leasing or re-leasing our properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional laws or regulations will not be adopted that increase delays or result in additional costs. If we incur substantial compliance-related costs, our financial condition, results of operations, cash flow, ability to satisfy debt service obligations and to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Adverse market and economic conditions could result in impairment charges.
We regularly review our real estate assets for impairment indicators, such as declines in occupancy rates, deteriorating market conditions or changes in the anticipated holding period of a property. If such indicators are present, we assess whether the carrying value of any asset is recoverable, which may require us to recognize an impairment charge. The determination of whether an impairment exists, and the amount of any such impairment, requires the exercise of significant judgment, including assumptions regarding future cash flows, capitalization rates and expected holding periods. These assumptions are inherently subjective and may differ from actual results. Changes in market conditions or in our expectations regarding a property could result in impairment charges in future periods. Any such impairment charges could materially and adversely affect our business, financial condition and results of operations.
We may be subject to risks and liabilities in connection with joint venture arrangements.
Our organizational documents do not limit the amount of funds that we may invest in joint ventures. We have entered into, and may in the future enter into, joint venture arrangements to acquire, own, develop and/or operate properties when we determine such arrangements to be appropriate. Investments in joint ventures involve risks that are not present when we operate properties independently, including: (i) joint venture partners may have approval or veto rights over major decisions, which could delay, restrict or prevent actions that we believe are necessary or advisable and could adversely affect our ability to develop, finance, lease or sell joint venture properties on a timely basis or on favorable terms, or at all; (ii) joint venture partners may experience financial distress or otherwise fail to fund their share of required capital contributions; (iii) joint venture partners may have economic, business or other objectives that differ from or conflict with ours, which could adversely affect the operation, management, financing or disposition of joint venture properties; (iv) joint venture partners may have the power to act contrary to our policies or objectives, including those necessary to maintain the Company's qualification as a REIT; (v)

joint venture agreements typically restrict transfers of ownership interests and may limit our ability to sell our interest in a joint venture at a time or on terms that are favorable to us; (vi) disputes with joint venture partners may result in costly litigation or arbitration, increase our expenses, divert the attention of our employees, officers and directors from our business, and may subject the joint venture properties to additional risk; and (vii) in certain circumstances, we may be held liable for the actions or decisions of our joint venture partners.
The occurrence of one or more of these events could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and unitholders, the market price of the Company's common stock and the market value of the Units.
We own certain properties subject to ground leases that expose us to risks.
For certain of our properties, we own the building and other improvements but have leased the underlying land pursuant to a long-term ground lease. These arrangements expose us to unique risks, including the potential loss of our interest in the properties if we breach the terms of the ground leases, fail to extend or renew them, or if they are otherwise terminated. As the ground lease termination dates approach, the values of the properties could decline if extensions or renewals are not secured. Additionally, certain ground leases include annual payment escalations and/or periodic fair market value adjustments which could increase our lease obligations over time. These factors may adversely affect our financial condition, results of operations or ability to generate income from these properties.
We are exposed to the impacts of adverse weather events and natural disasters.

Our portfolio is subject to the physical and financial risks of adverse weather events and natural disasters, particularly due to our significant investment in properties located in coastal markets, including Southern California, Northern California, Houston, Seattle and South Florida. These areas are also targeted markets for future growth. Properties in these regions are vulnerable to catastrophic weather and natural events, such as severe storms, drought, earthquakes, floods, freezes and wildfires. The frequency and severity of such events may continue to rise, potentially disrupting tenant operations, damaging our properties, increasing operating and capital costs and impairing tenants' ability to pay rent. Climate-related disruption could also adversely affect our ability to lease, develop or sell properties or to use them as collateral for financings.

While we maintain comprehensive insurance coverage to mitigate casualty risks, in amounts and of a kind that we believe are appropriate for the markets where our properties and their business operations are located, there is no assurance that insurance companies will continue to offer sufficient coverage or do so at commercially reasonable rates. Increases in insurance premiums, higher deductibles, reduced availability of coverage, or uninsured losses could materially affect our financial condition, results of operations, and cash flows. In addition, evolving regulatory requirements and market expectations related to environmental sustainability, energy efficiency, and greenhouse gas emissions may require additional capital investment or compliance costs that could affect our financial performance and operations.

Our insurance coverage may not cover all potential losses.

Real property is subject to casualty risk including damage, destruction, or loss caused by unusual, sudden and unexpected events. Some of our properties are located in geographic areas that are subject to increased risk of hurricanes, earthquakes, windstorms, wildfires and flooding. We maintain insurance coverage that we believe is customary and appropriate for the markets in which our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, windstorm, owner's protective professional indemnity and rental loss insurance.

Our insurance policies contain customary specifications and limits and do not insure the aggregate total replacement cost of our portfolio. We periodically evaluate our insurance limits, coverages and deductibles using industry-standard analysis and modeling. However, we do not insure against all types of casualty risks, and we may not fully insure against certain perils including earthquakes, windstorms, floods, pandemics, war, civil unrest and cyber events, either because such coverage is unavailable, subject to significant exclusions or limitations, or because we believe the costs of such coverage is not economically feasible or prudent.

Furthermore, we cannot be sure that insurance companies will continue to offer products with sufficient coverage at commercially reasonable rates. We may incur significant losses in the event of an uninsured or underinsured casualty, a loss in excess of policy limits, or a loss not paid due to insurer insolvency or coverage disputes. Such events could result in a significant loss of capital or revenues, and exposure to obligations under recourse debt associated with a property. Any of these outcomes could materially and adversely impact our financial condition, results of operations, and ability to meet our obligations.

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
Additionally, adverse events in the banking or financial services sectors could directly or indirectly affect our liquidity. Events such as defaults, non-performance or limited liquidity at banks or financial institutions that hold our funds, or broader concerns affecting financial institutions, could expose us to risk. While we actively manage our relationships with financial institutions, we cannot guarantee that disruptions will not occur. Additionally, if any of our tenants or other parties with whom we conduct business are unable to access funds from their bank or financial institutions, such parties’ ability to pay their obligations to us could be adversely affected.
Furthermore, our access to liquidity under our Unsecured Credit Facility depends on the continued performance of the participating lenders. If one or more lenders default on their commitments, our ability to borrow under this facility could be restricted. If our access to debt or equity securities or our ability to borrow under our Unsecured Credit Facility were impaired by volatility in or disruption of the capital markets, it could have a material adverse effect on our liquidity and financial condition.
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
The terms of our agreements governing our indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. A breach of any covenant, even if we have satisfied our payment obligations, could result in a default under the applicable debt agreement. Consistent with our historical practice, we intend to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility and our unsecured term loans, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred that could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

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
Certain provisions of our charter and our bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:
•Removal of Directors. Under our charter, a director may be removed only for cause and only by the affirmative vote of at least a majority of all votes entitled to be cast by our stockholders generally in the election of directors, subject to the rights of any preferred stockholders to elect directors.
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
If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and unitholders and could reduce the cash available for debt repayment or for further investments in real estate. Unless entitled to statutory relief, the Company would be disqualified from electing REIT status for the four taxable years following the year of disqualification.
The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal laws, regulations, and administrative interpretations or rulings will be adopted. Additional changes to tax laws are likely to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and unitholders. Any such changes could have an adverse effect on an investment in shares of our common stock or on the market value or the resale potential of our properties. Stockholders and unitholders are urged to consult with their own tax advisors regarding the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.
Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
As part of our business, we sell properties to third parties as opportunities arise. However, under the Code, a 100% penalty tax could be assessed on the taxable gain attributable to sales of properties that are deemed to be prohibited transactions. Whether a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we implement controls designed to avoid prohibited transactions, if a dispute were to arise and be successfully asserted by the IRS, the 100% penalty tax could be assessed against the Company's profits from these transactions, which could materially and adversely impact our financial results.
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

A future contagious disease outbreak or pandemic could disrupt regional and global economies and cause significant volatility and negative pressure in financial markets. The adverse effects on our business, financial condition, results of operations and cash flows could include: (i) reduced economic activity which may adversely impact our tenants' businesses, resulting in an inability to meet lease obligations, early lease terminations, non-renewals or requests for lease modifications; (ii) delays to or halting of construction activities, including permitting and approvals, related to our development, redevelopment and tenant improvements projects; (iii) difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), impacts to our credit ratings, disruption or instability in the global financial markets, or deterioration in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing debt obligations on a timely basis; (iv) potential impact on our ability to meet the financial covenants of our Unsecured Credit Facility and other debt agreements, which may result in defaults, acceleration of indebtedness, restrictions on additional borrowings and limitations on dividend payments; (v) impairment of the value of our tangible or intangible assets due to the weakened economic conditions; (vi) a general decline in business activity and demand for real estate transactions, which could adversely affect our ability to sell or purchase properties on favorable terms or at all; (vii) limitations on our ability to initiate or pursue litigation due to court closures, increased case volume or moratoriums on certain activities; (viii) adverse impacts on employee health, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during the disruption and which may negatively impact our disclosure controls and procedures over financial reporting; and (ix) extended remote work arrangements could strain our business continuity plans and introduce operational inefficiencies risk including, but not limited to, cybersecurity risks.
We face risks relating to cybersecurity attacks and other disruptions to our computer systems.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks, data breaches and other significant disruptions. These risks could include attempts to gain unauthorized access to our computer systems, data and the data of third parties retained within our systems through malware, computer viruses, email attachments, persons inside our Company or persons with access to systems inside our Company, and other significant disruptions of our information technology networks and related systems. Our business is also at risk from computer systems malfunctions or other significant disruption.
The risk of a cybersecurity breach or disruption, including through a cyber-incident involving computer hackers, foreign governments or cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we employ a number of measures to prevent, detect and mitigate these threats, even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques and tools (including artificial intelligence) used in such attempted attacks evolve and generally are not recognized until launched against a target and, in some cases, are designed to avoid detection. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is impossible for us to entirely mitigate this risk.
Moreover, our risk exposure extends beyond our internal systems. Cybersecurity events or disruptions impacting our vendors, sub-processors and service providers could impact our data and operations or the data of third parties retained within our systems via unauthorized access to information or disruption of services.
Our computer systems are essential to our day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. A successful cybersecurity attack or system disruption could have severe consequences, including: (i) disruption to the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants; (ii) unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for other harmful purposes; (iii) misstated financial reports, violations of loan covenants or missed reporting deadlines; (iv) an inability to properly monitor compliance with the rules and regulations regarding our qualification as a REIT; (v) diversion of significant management resources to remedy damages and restore systems; (vi) claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; (vii) legal liability or regulatory actions stemming from data breaches or disruptions; or (viii) damage to our reputation among tenants, investors and other stakeholders.

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
Acts of violence, including terrorism and armed conflicts, or other destabilizing geopolitical events could occur in areas where we conduct business. More generally, these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These events may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
Deficiencies in our disclosure controls and procedures or internal control over financial reporting could adversely impact our business and financial performance.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in such internal controls could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price/value of our securities, damage to our business reputation or otherwise materially adversely affect our business, results of operations, financial condition or liquidity. Such outcomes could erode investor confidence and materially affect our business and financial performance. We remain committed to monitoring and improving our internal controls over financial reporting, but no system can entirely eliminate the risk of deficiencies.
We may be unable to retain and attract key management personnel.

Our success significantly depends on the expertise and contributions of key personnel, including our executive officers, whose continued service is not guaranteed. If we lose key personnel, experience changes in their roles, or face limitations on their availability, we may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, our operating results and financial condition could be materially and adversely affected.

Item 1B.	Unresolved SEC Comments
None.

Item 1C.	Cybersecurity
Cybersecurity risk is a critical and continuously evolving area of focus for us, and significant resources are devoted to protecting and enhancing the security of computer systems, software, networks and other technology assets. We have controls and systems in place to safely receive, protect and store information; collect, use, and share that information appropriately; and detect, contain and respond to data security and denial-of-service incidents.

We identify and manage material cyber risks by continually assessing external threats to understand evolving threats, emerging issues and industry trends. Cybersecurity is an integral part of the Company’s enterprise risk management function, which identifies, monitors and mitigates business, operational and legal risks. We view our main cybersecurity risks as attempts to gain unauthorized access to our computer systems and data (including that of third parties to whom we owe a duty of care) through malware, ransomware, phishing, social engineering, insider threats and other malicious activities or disruptions to our information technology networks and systems. Our processes and controls to mitigate these risks, categorized by six functional areas: Identify, Protect, Detect, Respond, Recover and Govern, are described below.
The first step in our process is to identify the risks related to our data, personnel, devices, systems and facilities. In connection with this phase, we:
•Conduct enterprise-wide risk assessments that include information technology risk areas, supplemented by periodic technical assessments from independent security and technology firms;
•Maintain a matrix that delineates roles and responsibilities for information security supporting critical financial applications, databases and networks;
•Participate in various consortiums, associations and groups to share threat intelligence, regulatory updates and best practices;
•Conduct mandatory information security training for all employees and regularly evaluate their awareness and adherence to our information security recommendations; and
•Publish our computer usage policy on our intranet and require employees to acknowledge the policy annually.
Next, we implement controls and processes designed to protect against identified risks. In connection with this phase, we:
•Maintain access controls that restrict network and system access to authorized users, including privileged access segregation, password encryption via a password manager, timely deactivation of terminated employees and two-factor authentication for remote access;
•Maintain physical security at our data center and backup recovery sites, including door access control systems and surveillance;
•Prevent data intrusion to maintain confidentiality and integrity of our data by deploying automated monitoring systems that continuously assess server and network capacity and performance; applying patch management controls on key financial software with routine vulnerability scans; maintaining and updating change logs for all key financial software; requiring pre-approval for all major hardware and infrastructure changes prior to production migration; ensuring all remote access is fully encrypted; and implementing internal firewalls to limit access to sensitive systems and applications; and
•Maintain controls and processes over third-party payments, using a combination of internal controls around the setup, maintenance and archiving of records to prevent fraud and minimize the risk of erroneous payments.

We continually monitor our information systems in order to detect anomalous activity and verify the effectiveness of our protective measures. In connection with this phase, we:
•Operate extended detection and response software on our network at all times, company-wide endpoint security monitoring and active threat remediation software that is fully supported by staff and backed by a prevention warranty;
•Engage independent cybersecurity specialists to periodically perform penetration testing (simulated cyberattacks to assess our ability to resist potential threats and attacks from external and internal sources), cyber dwelling assessments (to determine if a threat actor has accessed or could access our network and compromise confidential information) and tabletop exercises to evaluate our ability to react to an attack;
•Evaluate the technical control structure and competency of all new third-party software vendors and review “cloud” vendors’ Service Organization Control (SOC) reports or reasonable substitutes to assess the maturity of their security controls; and
•Conduct monthly mock phishing exercises with employees and provide additional training as needed.
We maintain comprehensive plans to respond to detected cybersecurity incidents, including:
•Written playbooks providing sequential instructions on appropriate steps to take in the wake of various cyberattacks, including ransomware attacks, data breaches, loss of third-party data and partial and full disaster recovery scenarios;
•Retention of a leading incident response provider to assist with security incidents, as well as an attorney who serves as our data breach coach. This attorney specializes in data privacy and cybersecurity, and maintains relationships with forensics investigators, crisis communications professionals and other specialized service providers we may engage in the event of a data breach; and
•Escalation and notification protocols aligned with legal and regulatory obligations.
To recover systems or assets affected by a cybersecurity incident, we maintain and regularly test full system backups stored in multiple secure locations, both online and offline.
As of the date of this Form 10-K, we have not experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business, operations or financial condition. However, there can be no guarantee that we will not experience such an incident in the future. See Risk Factors for more information on our cybersecurity risks.
Cybersecurity oversight begins with strong governance. The Company manages cybersecurity risk as part of its overall enterprise risk management program, with clear accountability and defined responsibilities across management and the Board of Directors. The Chief Information Officer (who reports directly to our Chief Executive Officer), supported by Senior Director of Information Technology, our Senior Director of Business Systems Applications and the Information Technology Security Manager, directs the Company’s cybersecurity strategy, daily operations, and incident response preparedness. Management reviews cybersecurity policies and procedures at least annually with the Audit Committee and reports on emerging risks, control performance, and mitigation progress. The Company also manages third party and supply chain security risks through vendor due diligence reviews and contractual requirements.
The Audit Committee, as delegated by our Board of Directors, oversees cybersecurity matters, receiving regular reports from management on risk assessments, control initiatives, and incident response activities. The Audit Committee Chairperson also participates in our annual enterprise-wide risk assessment process. In addition to the foregoing, from time to time, the Board of Directors is updated on the Company’s internal control systems with respect to information technology security.

Item 2.	Properties
General
At December 31, 2025, we owned 418 industrial properties of which 414 were classified as in-service. Of the 418 properties owned on a consolidated basis, none of them are directly owned by the Company. The 414 in-service industrial properties contained an aggregate of approximately 69.9 million square feet of GLA in 19 states. Our in-service portfolio includes all properties that have reached stabilized occupancy (defined as properties that are 90% leased), (re)developed properties upon the earlier of reaching 90% occupancy or one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition or one year from the acquisition date, unless we anticipate tenant move-outs within two years of ownership would drop occupancy below 75%. Acquired properties with tenants that we anticipate will move out within the first two years of ownership are placed in service upon the earlier of reaching 90% occupancy or one year after move out. The average annual base rent per square foot for our in-service portfolio, calculated at December 31, 2025, was $8.41. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
The following tables summarize, by market, certain information as of December 31, 2025, with respect to the in-service properties.
In-Service Property Summary Totals

Metropolitan Area	GLA	Number of Properties	Occupancy at 12/31/25
Atlanta, GA	5,249,774	23	96.4%
Baltimore, MD / D.C.	3,416,464	14	84.3%
Central Florida	1,279,412	13	92.0%
Central/Eastern Pennsylvania (A)	8,656,434	24	91.0%
Chicago, IL	6,169,821	25	96.9%
Cincinnati, OH	467,320	3	100.0%
Dallas/Ft. Worth, TX	7,390,236	53	98.3%
Denver, CO (A)	3,742,551	36	82.3%
Detroit, MI	326,035	5	100.0%
Houston, TX	4,114,475	34	99.8%
Minneapolis/St. Paul, MN	2,136,628	12	98.9%
Nashville, TN	2,876,579	8	100.0%
New Jersey (A)	2,074,153	17	99.8%
Northern California	1,300,236	9	100.0%
Phoenix, AZ	5,916,701	20	100.0%
Seattle, WA	552,163	9	100.0%
South Florida	2,677,491	23	97.0%
Southern California (A)	11,538,294	86	89.7%
Total	69,884,767	414	94.4%
_______________
(A)Central/Eastern Pennsylvania includes the markets of Central Pennsylvania and Philadelphia. Denver includes one property in Salt Lake City. New Jersey includes the markets of Northern and Central New Jersey. Southern California includes the markets of Los Angeles, the Inland Empire and San Diego.
Indebtedness
As of December 31, 2025, three of our 414 in-service industrial properties, with a net carrying value of $29.4 million, are pledged as collateral under a mortgage financing, totaling $9.3 million. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III for additional information.

Development Activity
During the year ended December 31, 2025, we transferred seven development properties totaling approximately 1.9 million square feet of GLA to our in-service portfolio at a total estimated cost of approximately $249.8 million. Included in the estimated total cost is $8.6 million of leasing commissions. The capitalization rate for these development projects, calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments) divided by the total investment in the developed property is 6.8%. The placed in-service development projects have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/25
Central Florida	1	112,000	100%
Houston, TX	1	424,560	100%
Nashville, TN	1	541,500	100%
Southern California	3	637,668	25%
South Florida	1	135,707	76%
Total	7	1,851,435

As of December 31, 2025, we substantially completed three developments totaling approximately 0.6 million square feet of GLA. The estimated total investment for these developments is approximately $97.4 million, of which $84.7 million has been funded as of December 31, 2025. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/25
Nashville, TN	1	317,117	0%
South Florida	2	258,024	22%
Total	3	575,141

As of December 31, 2025, we have six projects classified as under development totaling approximately 1.1 million square feet of GLA. This total includes two projects for which vertical construction commenced in the first quarter of 2026. The estimated total investment for these development projects under construction is $187.1 million, of which $100.1 million has been funded as of December 31, 2025. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Anticipated Quarter of Building Completion
Central/Eastern Pennsylvania	2	361,800	Q1 2026
Central/Eastern Pennsylvania	1	225,680	Q2 2026
Dallas/Ft. Worth, TX	1	176,182	Q2 2026
Dallas/Ft. Worth, TX	1	84,360	Q4 2026
South Florida	1	220,310	Q1 2027
Total	6	1,068,332

Property Acquisitions
During the year ended December 31, 2025, we acquired four industrial properties and one income-producing land parcel in our Baltimore, Northern California and Phoenix markets, as well as approximately 61 acres of land for development in the Philadelphia market, for an aggregate purchase price of approximately $303.0 million. The industrial properties and the income-producing land parcel were acquired at an expected stabilized capitalization rate of approximately 6.4%. This capitalization rate was calculated using the estimated stabilized net operating income (excluding straight-line rent adjustments and above and below market lease amortization), divided by the sum of the purchase price, closing costs and estimated stabilization costs. For properties acquired from the Joint Venture located in Phoenix, the purchase price used in this calculation was reduced by our proportionate share of the Joint Venture's gain on sale and incentive fees. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Occupancy at 12/31/25
Baltimore, MD	1	116,550	67%
Phoenix, AZ	3	1,764,387	100%
Total	4	1,880,937

Property Sales
During the year ended December 31, 2025, we sold seven industrial properties totaling approximately 0.3 million square feet of GLA, at a weighted average capitalization rate of 6.9%, and one land parcel for total gross sales proceeds of approximately $42.3 million. The capitalization rate for these sales was calculated using the properties' revenues (excluding straight-line rent adjustments, lease inducement amortization and above and below market lease amortization) less operating expenses for the twelve full months preceding the sale, divided by the sales price. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA
Denver, CO	1	59,711
Detroit, MI	6	264,871
Total	7	324,582

Tenant and Lease Information
We have a diverse base of approximately 900 tenants engaged in a wide variety of businesses including e-commerce, third-party logistics and transportation, consumer and other manufactured products, retail and consumer services, food and beverage, lumber and building materials, wholesale goods, health services, governmental and other. At December 31, 2025, our leases have a weighted average lease length of 7.7 years from inception and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, insurance, property taxes and utilities. As of December 31, 2025, approximately 94.4% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 6.4% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 6.5% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2025. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	73	1,836	$10.36	53.4%	5.4	$8.71	N/A
Renewal Leases	91	4,421	10.95	53.2%	5.8	2.83	71.0%
Development / Acquisition Leases	11	1,518	10.28	N/A	9.1	N/A	N/A
Total / Weighted Average	175	7,775	$10.68	53.3%	6.4	$4.56	71.0%

(A)Net rent is the average base rent, calculated in accordance with GAAP, over the term of the lease.
(B)Straight line basis rent growth is calculated as the percentage change in net rent (including straight line rent adjustments) on a new or renewal lease compared to the net rent (also including straight line rent adjustments) of the expiring comparable lease. New leases without a prior comparable lease are excluded from this metric.
(C)The lease term is expressed in years and assumes no exercise of any renewal or extension options.
(D)Lease costs include all costs incurred or capitalized for improvements related to vacant and renewal spaces, along with leasing commissions and other capitalized transaction-related costs. Lease costs per square foot represent the total expected turnover costs for leases that commenced during the period and may not reflect actual expenditures for the period. Excludes properties with zero square footage, such as income producing land.
(E)Represents the weighted average square footage of tenants that renewed their respective leases.
The following table provides a summary of our leases that commenced during the year ended December 31, 2025, which included rent concessions (abated rent) during the lease term.

	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions
New Leases	56	1,571	$4,386
Renewal Leases	8	712	4,039
Development / Acquisition Leases	10	977	4,634
Total	74	3,260	$13,059

Lease Expirations
    Fundamentals for the United States industrial real estate market demonstrated modest improvement overall in 2025. Demand for new industrial space increased compared to 2024. New industrial space was delivered throughout 2025 at a slower pace than the prior year. The volume of new construction starts remained low relative to the recent peak of 2023 given the pace of demand. In 2025, new supply outpaced incremental demand, leading to an increase in national vacancy levels. Market-level rental rate growth was flat to slightly positive in virtually all of the markets in which we own and operate properties. Southern California experienced lower rental rates but at a reduced pace compared to 2024. Looking ahead, based on our recent experience, modest levels of vacancy generally across our markets, and the 2026 forecast of a leading national research company, we expect higher average net rental rates for renewal leases on a cash basis compared to expiring rates. Similarly, for 2026, net rental rates for new leases on a cash basis on average are expected to exceed prior lease rates, driven primarily by market rent growth since the original leases were signed. The following table shows scheduled lease expirations for our in-service properties as of December 31, 2025:

Year of Expiration (A)	Number of Leases Expiring	GLA Expiring (B)	Percentage of GLA Expiring (B)	Annualized Base Rent Under Expiring Leases (In thousands) (C)	Percentage of Total Annualized Base Rent Expiring (C)
2026	111	4,600,013	7.0%	$34,949	6.3%
2027	171	8,276,871	12.6%	63,548	11.5%
2028	159	10,699,101	16.3%	101,940	18.4%
2029	146	8,382,881	12.7%	80,923	14.6%
2030	123	7,139,667	10.9%	62,492	11.3%
2031	54	5,854,349	8.9%	49,469	8.9%
2032	43	6,854,414	10.4%	50,712	9.2%
2033	26	3,050,861	4.6%	28,519	5.2%
2034	19	4,185,546	6.4%	29,694	5.4%
2035	11	4,011,123	6.1%	28,491	5.1%
Thereafter	16	2,725,575	4.1%	22,957	4.1%
Total	879	65,780,401	100%	$553,694	100%
_______________
(A)Includes leases that expire on or after January 1, 2026 and assumes tenants do not exercise existing renewal, termination or purchase options. Reflects the impact of renewals signed prior to January 1, 2026 which are now reflected in the new year of expiration.
(B)Does not include existing vacancies of 3,892,990 aggregate square feet and December 31, 2025 move outs of 130,376 aggregate square feet.
(C)Annualized base rent is calculated as monthly contractual base rent per the terms of the lease, as of December 31, 2025, multiplied by 12. If free rent is granted, then the first positive rent value is used.

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

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2025	$59.03	$50.26	$0.445
September 30, 2025	$52.64	$47.58	$0.445
June 30, 2025	$54.05	$43.07	$0.445
March 31, 2025	$57.99	$48.46	$0.445
December 31, 2024	$55.90	$49.60	$0.370
September 30, 2024	$56.97	$47.13	$0.370
June 30, 2024	$53.28	$45.42	$0.370
March 31, 2024	$54.80	$50.59	$0.370
As of February 10, 2026, the Company had 236 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 106 holders of record of Units registered with our transfer agent.
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
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2025.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
Limited Partner Units
During the year ended December 31, 2025, the Operating Partnership issued 549,203 Limited Partner Units as part of its equity compensation program, including Limited Partner Units issued in connection with dividends accrued on the underlying common stock for certain employees and directors. See Note 11 to the Consolidated Financial Statements for more information.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notice to the General Partner of the Operating Partnership. Unless the General Partner imposes a redemption restriction, the redemption process must be completed within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Historically, redemptions have been fulfilled with the issuance of the Company's common stock, and the Operating Partnership expects to continue this practice. As of December 31, 2025, if all Limited Partner Units were redeemed, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $230.9 million or by issuing 4,031,088 shares of the Company's common stock.

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

(A)	$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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
Summary of 2025
Our operating results were strong in 2025, highlighted by a 32.2% average increase in cash rental rates on new and renewal commenced leases, tenant retention of 71.0% and year-end in-service occupancy of 94.4%, demonstrating healthy demand.
At December 31, 2025, we had six projects classified as under development, totaling approximately 1.1 million square feet of GLA with an aggregate estimated investment of approximately $187.1 million. This total includes two projects for which vertical construction commenced in the first quarter of 2026.
During 2025, we completed several significant real estate transactions:
•We acquired three industrial properties located in our Phoenix market, totaling approximately 1.8 million square feet of GLA, from our Joint Venture for an aggregate price of $245.3 million, excluding transaction costs. The purchase price is net of our economic share of gain on sale and incentive fees we earned on the sale as well as other deferred fees. We also acquired a 0.1 million square foot industrial property in our Baltimore/D.C. market for a purchase price of $31.4 million, excluding transaction costs.
•We acquired one income-producing land parcel in our Northern California market for a purchase price of $10.6 million, excluding transaction costs and approximately 61.4 acres of land for development in our Philadelphia market for a purchase price of $15.7 million, excluding transaction costs.
•We sold seven industrial properties totaling approximately 0.3 million square feet of GLA, along with a land parcel, for gross proceeds of $42.3 million.
We also completed the following financing activities during the year ended December 31, 2025:
•We declared an annual cash dividend of $1.78 per common share or Unit, an increase of 20.3% from 2024.
•In May, Fitch Ratings upgraded our long-term issuer default rating and underlying unsecured investments to BBB+ from BBB.
•In May, we issued $450.0 million of senior notes due January 2031, bearing a coupon rate of 5.25%.
•We exercised our first one-year extension option related to our $300.0 million term loan, extending the maturity date to August 2026 and amended our $200.0 million term loan to, among other things, extend the maturity to March 2028, with two optional one-year extensions.
•We entered into forward-starting swaps with an aggregate notional value of $350.0 million to fix SOFR on our unsecured term loans, replacing expiring swaps and extending hedge coverage through the maturity dates of our unsecured term loans.
•We amended our Unsecured Credit Facility to, among other changes, increase the borrowing capacity by $100.0 million to $850.0 million, eliminate the 10 basis point SOFR adjustment and extend the maturity date to March 2029, with two optional six-month extensions.
•At December 31, 2025, we had $664.9 million of available borrowing capacity under our Unsecured Credit Facility and held $72.7 million in cash and cash equivalents, excluding our Joint Venture partner's 6% share that we consolidate and report in our financial statements.

Results of Operations
Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2025 and 2024.
Same Store Properties: Same store properties include those that were owned and in service prior to January 1, 2024 and remained in service through December 31, 2025. Same store properties also includes developments and redevelopments placed in service prior to January 1, 2024. A property is considered placed in service when it meets one of the following criteria: (i) acquired properties with occupancy of at least 75% at acquisition, unless we anticipate tenant move-outs within two years of ownership would reduce occupancy below 75%; (ii) acquired properties with occupancy less than 75% at acquisition are placed in service upon reaching the earlier of 90% occupancy or one year subsequent to acquisition; (iii) developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service upon the earlier of reaching 90% occupancy or one year after construction completion; and (iv) properties acquired with occupancy greater than 75% but with anticipated move out within two years of ownership, are placed in service upon the earlier of reaching 90% occupancy or twelve months after tenant move out. Properties are moved from the same store category to the redevelopment classification when projected capital expenditures are estimated to exceed 20% of the property's undepreciated gross book value.
Acquired Properties: Acquired properties are properties that were purchased subsequent to December 31, 2023 and held as an operating property through December 31, 2025.
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
During the year ended December 31, 2025, one industrial property, totaling approximately 0.1 million square feet of GLA, was taken out of service with the intent for future redevelopment. As a result of taking this industrial property out of service, the results of operations associated with this property were reclassified from the same store property classification to the other classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
Our net income was $264.1 million and $296.0 million for the years ended December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, the average daily occupancy rate of our same store properties was 94.9% and 95.4%, respectively.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$659,878	$625,807	$34,071	5.4%
Acquired Properties	12,430	1,485	10,945	737.0%
Sold Properties	1,979	11,714	(9,735)	(83.1)%
(Re) Developments	42,446	18,337	24,109	131.5%
Other	10,343	12,298	(1,955)	(15.9)%
Total Revenues	$727,076	$669,641	$57,435	8.6%
Revenues from same store properties increased $34.1 million primarily due to increases in rental rates and tenant recoveries, offset by a decrease in occupancy. Revenues from acquired properties increased $10.9 million due to the nine industrial properties acquired subsequent to December 31, 2023 totaling approximately 2.1 million square feet of GLA. Revenues from sold properties decreased $9.7 million due to the 29 industrial properties sold subsequent to December 31, 2023 totaling approximately 1.5 million square feet of GLA. Revenues from (re)developments increased $24.1 million due to an increase in occupancy and tenant recoveries. Revenues from other decreased $2.0 million due to a decrease in interest income, a decrease in revenues from properties that were previously occupied and a decrease in joint venture fees, offset by legal settlement proceeds.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$161,373	$153,279	$8,094	5.3%
Acquired Properties	2,035	390	1,645	421.8%
Sold Properties	466	2,540	(2,074)	(81.7)%
(Re) Developments	10,784	7,730	3,054	39.5%
Other	16,822	18,882	(2,060)	(10.9)%
Total Property Expenses	$191,480	$182,821	$8,659	4.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $8.1 million primarily due to increases in real estate taxes and repairs and maintenance expenses. Property expenses from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2023. Property expenses from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2023. Property expenses from (re)developments increased $3.1 million primarily due to the substantial completion of developments. Property expenses from other decreased $2.1 million primarily due to the capitalization of real estate taxes related to ongoing construction preparation activities on certain land parcels during the year ended December 31, 2025 as well as demolition costs incurred during the year ended December 31, 2024 to prepare certain land sites for construction.
General and administrative expense remained relatively unchanged.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture, decreased by $0.9 million, or 58.9%. This decrease is primarily attributable to a reduction in development activities by our Joint Venture during the year ended December 31, 2025, compared to the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$157,639	$155,989	$1,650	1.1%
Acquired Properties	8,851	778	8,073	1,037.7%
Sold Properties	298	1,897	(1,599)	(84.3)%
(Re) Developments	16,933	10,080	6,853	68.0%
Corporate Furniture, Fixtures and Equipment and Other	1,595	3,195	(1,600)	(50.1)%
Total Depreciation and Other Amortization	$185,316	$171,939	$13,377	7.8%

Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $8.1 million due to properties acquired subsequent to December 31, 2023. Depreciation and other amortization from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2023. Depreciation and other amortization from (re)developments increased $6.9 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other decreased $1.6 million due to certain improvements on land parcels, for which our ultimate intent is to redevelop or develop, becoming fully depreciated.
For the year ended December 31, 2025, we recognized $26.9 million of gain on sale of real estate related to the sale of seven industrial properties totaling approximately 0.3 million square feet of GLA and a land parcel. For the year ended December 31, 2024, we recognized $112.0 million of gain on sale of real estate related to the sale of 22 industrial properties totaling approximately 1.2 million square feet of GLA.
Interest expense increased by $1.9 million, or 2.3%, primarily due to a higher weighted average debt balance of $2,392.4 million for the year ended December 31, 2025, as compared to $2,220.7 million for the year ended December 31, 2024, offset by a decrease in the weighted average interest rate to 4.08% for the year ended December 31, 2025 as compared to 4.11% for the year ended December 31, 2024 and an increase in capitalized interest of $4.5 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Amortization of debt issuance costs increased by $1.4 million, or 38.0%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility, the amendment and restatement of our $200.0 million term loan and the issuance of $450.0 million of senior notes.
Equity in income of joint venture increased by $30.4 million, or 707.2%, primarily due to our pro-rata share of gain from the sales of real estate by the Joint Venture and related incentive fees. Both periods include the 6% interest held by our partner in the Joint Venture, which is consolidated and reported in our financial statements.
Income tax expense increased $9.2 million, or 151.6%, primarily due to an increase in our pro-rata share of taxable gain and incentive fees from the Joint Venture.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

A discussion of changes in our results of operations between 2024 and 2023 can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

Liquidity and Capital Resources
Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$461,263	$352,488
Net cash used in investing activities	(524,179)	(131,620)
Net cash provided by (used in) financing activities	89,266	(213,030)
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$461,336	$352,542
Net cash used in investing activities	(524,179)	(131,620)
Net cash provided by (used in) financing activities	89,193	(213,084)
Changes in cash flow for the year ended December 31, 2025, compared to the prior year are described as follows:
Operating Activities: Cash provided by operating activities increased $108.8 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $56.3 million offset by a decrease in NOI due to the disposition of real estate of $7.7 million;
•increase in distributions from our Joint Venture of $54.6 million in 2025 as compared to 2024; and
•increase in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments; offset by:
◦increase in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts.
Investing Activities: Cash used in investing activities increased $392.6 million, primarily due to the following:
•increase of $340.9 million related to the acquisition, development and investment in real estate activity, primarily attributed to higher acquisition-related spending and increased expenditures for developments under construction during the year ended December 31, 2025 as compared to the year ended December 31, 2024; and
•decrease of $118.9 million in net proceeds received from the disposition of real estate in 2025 as compared to 2024; offset by:
◦increase in net distributions of $70.9 million resulting from our Joint Venture in 2025 as compared to 2024.
Financing Activities: Cash provided by financing activities was $89.3 million ($89.2 million for the Operating Partnership) in 2025 as compared to cash used in financing activities of $213.0 million ($213.1 million for the Operating Partnership) in 2024, resulting in an increase of cash provided by financing activities of $302.3 million, primarily due to the following:
•the issuance of senior unsecured notes in 2025 resulting in net proceeds of $443.8 million; offset by:
◦increase in net repayments of borrowings under our Unsecured Credit Facility of $82.0 million in 2025 as compared to 2024;
◦increase in dividend and unit distributions of $37.7 million due to the Company increasing the dividend rate in 2025 as well as a slight increase in common shares and units outstanding; and
◦increase in financing issuance costs of $12.4 million related to the amendment and restatement of the Unsecured Credit Facility and the $200.0 million unsecured term loan, the issuance of senior unsecured notes and the extension of the $300.0 million unsecured term loan in 2025.

Material Cash Requirements
At December 31, 2025, our cash and cash equivalents were approximately $72.7 million, excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $664.9 million of availability for additional borrowings under our Unsecured Credit Facility as of December 31, 2025.
We have considered our short-term liquidity requirements through December 31, 2026, as well as the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet those requirements. As of December 31, 2025, we had a $300.0 million unsecured term loan scheduled to mature in August 2026. On January 22, 2026, we amended and restated this unsecured term loan to, among other things, extend the maturity to January 2029, with two one-year extension options exercisable subject to the satisfaction of certain conditions, and to increase the principal amount by $75.0 million. Beyond this scheduled maturity, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, expansions, renovations and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT status under the Code and distributions approved by the Company's Board of Directors. We anticipate meeting these short-term liquidity requirements primarily through cash flows generated by operating activities and proceeds from select asset dispositions. Additional sources of liquidity may include the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet our long-term liquidity requirements (beyond December 31, 2026) such as property acquisitions, development projects, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through a combination of select asset dispositions, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We believe that we were in compliance with our financial covenants as of December 31, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants in 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs and our access to borrowings on our Unsecured Credit Facility may be limited if we fail to meet any of these covenants. Total debt, exclusive of unamortized debt issuance costs and unamortized discounts, at December 31, 2025 and 2024 is detailed below.

	Weighted Average Interest Rate at December 31, 2025	Outstanding Balance at		Weighted Average Maturity in Years at December 31, 2025
		December 31, 2025	December 31, 2024
		(In thousands)
Mortgage Loan Payable (A)	4.17%	$9,295	$9,643	2.6
Senior Unsecured Notes, Gross
Senior Unsecured Bonds (A)	5.48%	498,571	48,571	4.9
Private Placement Notes (A)	3.66%	950,000	950,000	3.9
Subtotal		1,448,571	998,571
Unsecured Term Loans, Gross
2021 Unsecured Term Loan	N/A	—	200,000	N/A
2022 Unsecured Term Loan II (B)(E)	4.42%	300,000	300,000	1.6
2022 Unsecured Term Loan (C)(E)	3.64%	425,000	425,000	1.8
2025 Unsecured Term Loan (D)(E)	1.83%	200,000	—	4.2
Subtotal		925,000	925,000
Unsecured Credit Facility (F)	4.44%	183,000	282,000	4.2
Total Debt		$2,565,866	$2,215,214
(A) These loans have a fixed interest rate.
(B) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 0.85%. We entered into interest rate swaps with an aggregate notional value of $300.0 million, that effectively fix the SOFR component and result in an all-in interest rate of 4.42% at December 31, 2025. These swaps mature in August 2027 ($150.0 million notional) and December 2028 ($150.0 million notional). The weighted average maturity reflected in the table above assumes the exercise of a one-year extension option, subject to the satisfaction of certain conditions.
(C) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 0.85%. We entered into interest rate swaps with an aggregate notional value of $425.0 million, that effectively fix the SOFR component and result in an all-in interest rate of 3.64% at December 31, 2025. These swaps mature in September 2027.
(D) The interest rate is based on SOFR, plus a 0.10% SOFR adjustment and a credit spread of 0.85%. We entered into interest rate swaps with an aggregate notional value of $200.0 million, that effectively fix the SOFR component and result in an all-in interest rate of 1.83% at December 31, 2025. These swaps mature in February 2026. During the year ended December 31, 2025, we entered into forward-starting swaps commencing in February 2026, with an aggregate notional value of $200.0 million that fix SOFR at 3.15% and mature in February 2029. The weighted average maturity reflected in the table above assumes the exercise of two one-year extension options, subject to the satisfaction of certain conditions.
(E) On January 22, 2026, we refinanced our $425.0 million unsecured term loan (the "2022 Unsecured Term Loan") and our $300.0 million unsecured term loan (the "2022 Unsecured Term Loan II") and we amended our $200.0 million unsecured term loan (the "2025 Unsecured Term Loan"). See Note 15 to the Consolidated Financial Statements for additional information.
(F) The interest rate is variable and based on SOFR plus a credit spread of 0.775%, and requires us to pay a facility fee of 15 basis points. Our balance under our Unsecured Credit Facility changes depending on our cash needs and the interest rate and facility fee are each subject to adjustment based on our leverage and investment grade rating. The weighted average maturity reflected in the table above assumes the exercise of two six-month extension options, subject to the satisfaction of certain conditions. As of February 11, 2026, we had approximately $726.9 million available for additional borrowings under our Unsecured Credit Facility.

As of December 31, 2025, our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB+/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Our other material cash requirements from known contractual and other obligations as of December 31, 2025 include an estimate of remaining payments on the completion of development projects under construction for the Company of $87.0 million which includes all costs necessary to place the properties into service.
Off-Balance Sheet Arrangements
At December 31, 2025, we had letters of credit and performance bonds outstanding in an aggregate amount of $35.9 million. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.8 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively, related to environmental expenditures. We estimate 2026 expenditures of approximately $1.8 million, which has been accrued at December 31, 2025. We further estimate that aggregate expenditures for currently identified environmental issues to be incurred in 2026 and beyond will not exceed approximately $4.5 million, which has been accrued at December 31, 2025.
Inflation
Inflation had a minimal impact on the operating performance of our industrial properties across our markets prior to 2021, due to relatively low inflation rates. However, inflation increased significantly in 2021 and 2022, and although it has moderated since 2023, it remains elevated relative to pre-2021 levels. The future direction of inflation rates is uncertain. If inflation rates increase, this could impact our operations and financial performance. Many of our leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses. Such expenses include common area expenses, utilities, insurance, real estate taxes, and certain capital expenditures for property maintenance. These measures help reduce our exposure to inflation-driven increases in property operating expenses. However, we remain exposed to certain non-reimbursable property operating expenses, such as costs associated with vacant premises. In addition, while some of our existing leases are below current market rental rates, we believe that lease renewals or re-leasing opportunities will allow us to adjust rental rates upward, aligning them more closely with current market rates. These adjustments could help offset inflationary pressures on our operating expenses. Inflation also continues to affect our development portfolio. Rising costs for materials and other costs increase the expense of property development, impacting our ability to achieve anticipated returns on these projects. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into derivative instruments that mitigate, but do not eliminate, the impact of interest rate changes on our Unsecured Credit Facility and other variable-rate debt.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at December 31, 2025 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2025, $2,379.9 million, or 92.9%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $183.0 million, or 7.1%, was variable rate debt. At December 31, 2024, $1,933.2 million, or 87.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $282.0 million, or 12.7%, was variable rate debt. The fixed rate debt amounts at December 31, 2025 and 2024 include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million. These derivatives mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on SOFR. The use of derivative financial instruments allows us to manage the risk of interest rate increases and the related impact on our earnings and cash flows. We designated all of the swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes. See "Material Cash Requirements" for further details on the derivative instruments. As of December 31, 2025 and 2024, the estimated fair value of our debt was approximately $2,525.4 million and $2,125.3 million, respectively, based on our estimate of the then-current market interest rates.
During the year ended December 31, 2025, we entered into forward-starting swaps with an aggregate notional value of $350.0 million to fix SOFR on our unsecured term loans, replacing expiring swaps and extending hedge coverage. We designated the swaps as cash flow hedges. See Note 12 to the Consolidated Financial Statements for a discussion of the swaps.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2025 and 2024 would have increased by approximately $0.8 million and $1.5 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2025 and 2024. Additionally, if weighted average interest rates on our weighted average fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $9.0 million and $7.5 million during the years ended December 31, 2025 and 2024, respectively.

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

The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities as follows:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$247,443	$287,554	$274,816	$359,134	$270,997
Adjustments:
Depreciation and Other Amortization of Real Estate	184,682	171,207	162,098	146,448	130,062
Depreciation and Other Amortization of Real Estate in the Joint Venture	2,614	2,758	—	—	—
Gain on Sale of Real Estate	(26,905)	(111,970)	(95,650)	(128,268)	(150,310)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(34,184)	(1,756)	(28,034)	(115,024)	—
Income Tax Provision - Excluded from FFO	13,909	4,542	7,311	23,658	4,853
Noncontrolling Interest Share of Adjustments	4,217	(1,850)	2,126	15,222	357
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$391,776	$350,485	$322,667	$301,170	$255,959

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
The following table shows a reconciliation of the same store revenues and property expenses, as disclosed in the results of operations and reconciled to revenues and expenses reflected on the statements of operations, to SS NOI for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(In thousands)
Same Store Revenues	$659,878	$625,807
Same Store Property Expenses	(161,373)	(153,279)
Same Store Net Operating Income Before Same Store Adjustments	$498,505	$472,528
Same Store Adjustments:
Straight-line Rent	(8,080)	(9,102)
Above (Below) Market Lease Amortization	(2,117)	(3,038)
Lease Termination Fees	(685)	(589)
Same Store Net Operating Income	$487,623	$459,799

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$247,443	$287,554
Interest Expense	84,886	82,973
Depreciation and Other Amortization of Real Estate	184,682	171,207
Depreciation and Other Amortization of Real Estate in the Joint Venture	2,614	2,758
Income Tax Provision - Allocable to FFO	1,373	1,533
Net Income Attributable to the Noncontrolling Interests	16,636	8,434
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(372)	(636)
Amortization of Debt Issuance Costs	5,033	3,646
Depreciation of Corporate FF&E	634	732
Gain on Sale of Real Estate	(26,905)	(111,970)
Gain on Sale of Real Estate from Joint Venture	(34,184)	(1,756)
Income Tax Provision - Excluded from FFO	13,909	4,542
General and Administrative	41,945	40,935
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(2,727)	(4,661)
Net Operating Income	$534,967	$485,291
Non-Same Store Net Operating Income	(36,462)	(12,763)
Same Store Net Operating Income Before Same Store Adjustments	$498,505	$472,528
Straight-line Rent	(8,080)	(9,102)
Above (Below) Market Lease Amortization	(2,117)	(3,038)
Lease Termination Fees	(685)	(589)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$487,623	$459,799
Subsequent Events
On January 22, 2026, we refinanced the 2022 Unsecured Term Loan to, among other things, extend its maturity date to January 2030 (with our option to extend the maturity date of the loan by one year) and eliminate the 10 basis point SOFR adjustment. We also refinanced the 2022 Unsecured Term Loan II to, among other things, extend its maturity date to January 2029 (with our option to extend the maturity date two years via two one-year extension options), increase the principal amount of the loan to $375.0 million and eliminate the 10 basis point SOFR adjustment. In conjunction with these refinancings, we also amended the 2025 Unsecured Term Loan to, among other things, eliminate the 10 basis point SOFR adjustment.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2025, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

4.4
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.5
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.6	Form of 7.75% Notes due 2032 issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

4.7
Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of the Form 10-K of the Company and the Operating Partnership, filed February 18, 2022, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

4.8
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

4.9
Indenture, dated as of May 14, 2025, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company and the Operating Partnership, filed May 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

4.10
First Supplemental Indenture, dated as of May 14, 2025, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company and the Operating Partnership, filed May 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
10.1†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.2†
2014 Stock Incentive Plan (as amended and restated) as of December 31, 2018 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-13102)

10.3†
First Amendment to the 2014 Stock Incentive Plan (amended and restated as of December 31, 2018), dated February 27, 2020 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 7, 2020, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.4†
2024 Stock Incentive Plan, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed May 1, 2024, Company's File No 1-13102 and Operating Partnership's File No. 333-21873)

10.5†
Employment Agreement, dated November 15, 2024, by and among First Industrial Realty Trust, Inc., First Industrial, L.P., FR Management, L.P. and Peter E. Baccile (incorporated by reference to Exhibit 10.6 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.6†
Form of Time Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.9 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.7†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.8†
Form of Performance Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.9†
Form of Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 of the Form 10-K of the Company and the Operating Partnership, filed February 16, 2023, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.10†
Form of Time Based LP Unit Award Agreement (incorporated by reference to Exhibit 10.15 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.11†
Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.12†
Form of Performance Based LP Unit Award Agreement (incorporated by reference to Exhibit 10.17 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.13†
Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.14†
Executive Change in Control Severance Policy, effective February 11, 2020 and amended October 30, 2024 (incorporated by reference to Exhibit 10.19 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.15
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.16
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.17
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

Exhibits	Description
10.18
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

10.19
Equity Distribution Agreement among the Company, First Industrial, L.P., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association dated August 21, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 21, 2025, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.20
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

10.23
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

10.26
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
97.1
First Industrial Realty Trust, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Form 10-K of the Company and the Operating Partnership, filed February 14, 2024, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

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
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Company completed industrial property acquisitions for total consideration of $276.6 million during the year ended December 31, 2025.

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
February 11, 2026

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of First Industrial, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation

As described in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a property, management allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value for tangible assets includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. The Operating Partnership completed industrial property acquisitions for total consideration of $276.6 million during the year ended December 31, 2025.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 2026

We have served as the Operating Partnership's auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,872,086	$1,795,136
Buildings and Improvements	4,274,540	3,897,284
Construction in Progress	221,052	153,972
Less: Accumulated Depreciation	(1,191,767)	(1,085,708)
Net Investment in Real Estate	5,175,911	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,589	19,866
Cash and Cash Equivalents	78,032	44,512
Restricted Cash	—	7,170
Tenant Accounts Receivable	11,857	7,312
Investment in Joint Venture	5,661	51,180
Deferred Rent Receivable	181,088	162,883
Prepaid Expenses and Other Assets, Net	215,943	203,188
Total Assets	$5,688,081	$5,261,426
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,295	$9,643
Senior Unsecured Notes, Net	1,438,607	995,184
Unsecured Term Loans, Net	922,494	922,476
Unsecured Credit Facility	183,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	178,884	132,740
Operating Lease Liabilities	19,450	17,608
Rents Received in Advance and Security Deposits	114,765	104,558
Dividends and Distributions Payable	62,656	51,189
Total Liabilities	2,929,151	2,515,398
Commitments and Contingencies (see Note 14)
Equity:
First Industrial Realty Trust Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,470,326 and 132,349,119 shares issued and outstanding)	1,325	1,323
Additional Paid-in Capital	2,436,238	2,425,253
Retained Earnings	230,668	219,095
Accumulated Other Comprehensive Income	3,159	19,936
Total First Industrial Realty Trust, Inc.'s Equity	2,671,390	2,665,607
Noncontrolling Interests	87,540	80,421
Total Equity	2,758,930	2,746,028
Total Liabilities and Equity	$5,688,081	$5,261,426
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands, except per share data)
Revenues:
Lease Revenue	$719,220	$660,967	$602,294
Joint Venture Fees	1,364	2,545	5,159
Other Revenue	6,492	6,129	6,574
Total Revenues	727,076	669,641	614,027
Expenses:
Property Expenses	191,480	182,821	165,655
General and Administrative	41,945	40,935	37,121
Joint Venture Development Services Expense	629	1,529	3,667
Depreciation and Other Amortization	185,316	171,939	162,951
Total Expenses	419,370	397,224	369,394
Other Income (Expense):
Gain on Sale of Real Estate	26,905	111,970	95,650
Interest Expense	(84,886)	(82,973)	(74,335)
Amortization of Debt Issuance Costs	(5,033)	(3,646)	(3,626)
Total Other Income (Expense)	(63,014)	25,351	17,689
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	244,692	297,768	262,322
Equity in Income of Joint Venture	34,669	4,295	32,207
Income Tax Provision	(15,282)	(6,075)	(8,692)
Net Income	264,079	295,988	285,837
Less: Net Income Attributable to the Noncontrolling Interests	(16,636)	(8,434)	(11,021)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$247,443	$287,554	$274,816
Net Income Allocable to Participating Securities	(146)	(211)	(232)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$247,297	$287,343	$274,584
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.87	$2.17	$2.08
Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.87	$2.17	$2.07
Weighted Average Shares Outstanding - Basic	132,446	132,369	132,264
Weighted Average Shares Outstanding - Diluted	132,514	132,416	132,341
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Net Income	$264,079	$295,988	$285,837
Mark-to-Market Loss on Derivative Instruments	(17,421)	(2,767)	(11,754)
Amortization of Derivative Instruments	442	410	410
Settlement of Derivative Instruments	(250)	—	—
Comprehensive Income	246,850	293,631	274,493
Comprehensive Income Attributable to Noncontrolling Interests	(16,122)	(8,371)	(10,736)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$230,728	$285,260	$263,757
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2022	$1,321	$2,401,334	$23,131	$33,412	$71,101	$2,530,299
Net Income	—	—	274,816	—	11,021	285,837
Other Comprehensive Loss	—	—	—	(11,059)	(285)	(11,344)
Stock Based Compensation Activity	2	3,827	(712)	—	11,992	15,109
Common Stock Dividends and Unit Distributions ($1.28 Per Share/Unit)	—	—	(169,528)	—	(3,727)	(173,255)
Conversion of Limited Partner Units to Common Stock	—	1,332	—	—	(1,332)	—
Retirement of Limited Partner Units	—	—	—	—	(18)	(18)
Distributions to Noncontrolling Interests	—	—	—	—	(11,523)	(11,523)
Reallocation—Additional Paid-in Capital	—	5,180	—	—	(5,180)	—
Reallocation—Other Comprehensive Income	—	—	—	(81)	81	—
Balance as of December 31, 2023	$1,323	$2,411,673	$127,707	$22,272	$72,130	$2,635,105
Net Income	—	—	287,554	—	8,434	295,988
Other Comprehensive Loss	—	—	—	(2,294)	(63)	(2,357)
Stock Based Compensation Activity	—	2,565	(6)	—	16,049	18,608
Common Stock Dividends and Unit Distributions ($1.48 Per Share/Unit)	—	—	(196,160)	—	(4,905)	(201,065)
Conversion of Limited Partner Units to Common Stock	—	67	—	—	(67)	—
Retirement of Limited Partner Units	—	—	—	—	(108)	(108)
Distributions to Noncontrolling Interests	—	—	—	—	(143)	(143)
Reallocation—Additional Paid-in Capital	—	10,948	—	—	(10,948)	—
Reallocation—Other Comprehensive Income	—	—	—	(42)	42	—
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
Net Income	—	—	247,443	—	16,636	264,079
Other Comprehensive Loss	—	—	—	(16,715)	(514)	(17,229)
Stock Based Compensation Activity	2	2,565	271	—	16,294	19,132
Common Stock Dividends and Unit Distributions ($1.78 Per Share/Unit)	—	—	(236,141)	—	(7,036)	(243,177)
Conversion of Limited Partner Units to Common Stock	—	1,242	—	—	(1,242)	—
Distributions to Noncontrolling Interests	—	—	—	—	(9,903)	(9,903)
Reallocation—Additional Paid-in Capital	—	7,178	—	—	(7,178)	—
Reallocation—Other Comprehensive Income	—	—	—	(62)	62	—
Balance as of December 31, 2025	$1,325	$2,436,238	$230,668	$3,159	$87,540	$2,758,930
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$264,079	$295,988	$285,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	148,936	139,202	130,427
Amortization of Debt Issuance Costs	5,033	3,646	3,626
Other Amortization, Including Equity Based Compensation	46,148	37,091	34,088
Equity in Income of Joint Venture	(34,669)	(4,295)	(32,207)
Distributions from the Joint Venture	57,579	2,945	7,400
Gain on Sale of Real Estate	(26,905)	(111,970)	(95,650)
Payments to Settle Derivative Instruments	(250)	—	—
Straight-line Rental Income and Expense, Net	(16,360)	(20,801)	(21,925)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(11,309)	(710)	(2,363)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	28,981	11,392	(4,418)
Net Cash Provided by Operating Activities	461,263	352,488	304,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(346,451)	(73,861)	(131,057)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(283,841)	(215,565)	(361,927)
Net Proceeds from Sales of Investments in Real Estate	40,046	158,924	120,411
(Increase) Decrease in Escrow Deposits	(659)	(150)	3,877
Contributions to and Investments in Joint Venture	(4,367)	(5,729)	(12,349)
Distributions from the Joint Venture	69,497	—	—
Other Investing Activity	1,596	4,761	2,739
Net Cash Used in Investing Activities	(524,179)	(131,620)	(378,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,416)	—	(61)
Income Taxes Paid on Vested Equity Compensation	(1,615)	(2,070)	(2,510)
Common Stock Dividends and Unit Distributions Paid	(231,220)	(193,482)	(169,368)
Repayments on Mortgage Loan Payable	(348)	(335)	(321)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—	—
Proceeds from Unsecured Credit Facility	775,000	321,000	374,000
Repayments on Unsecured Credit Facility	(874,000)	(338,000)	(218,000)
Distributions to Noncontrolling Interests	(9,903)	(143)	(11,523)
Net Cash Provided by (Used in) Financing Activities	89,266	(213,030)	(27,783)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26,350	7,838	(101,274)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Year	$78,032	$51,682	$43,844

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$69,043	$82,871	$72,881
Interest Expense Capitalized in Connection with Development Activity	$12,785	$8,283	$13,791
Cash Paid for Operating Lease Liabilities	$3,289	$3,539	$3,348
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$3,210	$658	$941
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$62,656	$51,189	$44,201
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(1,242)	$(67)	$(1,332)
Common Stock	—	—	—
Additional Paid-in Capital	1,242	67	1,332
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,228	$682	$528
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$70,022	$46,257	$55,876
Improvements Funded by Tenant	$9,325	$1,069	$3,878
Write-off of Fully Depreciated Assets	$(52,861)	$(33,909)	$(33,529)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,872,086	$1,795,136
Buildings and Improvements	4,274,540	3,897,284
Construction in Progress	221,052	153,972
Less: Accumulated Depreciation	(1,191,767)	(1,085,708)
Net Investment in Real Estate (including $288,680 and $296,588 related to consolidated variable interest entities, see Note 5)	5,175,911	4,760,684
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $— and $4,100	—	4,631
Operating Lease Right-of-Use Assets	19,589	19,866
Cash and Cash Equivalents	78,032	44,512
Restricted Cash	—	7,170
Tenant Accounts Receivable	11,857	7,312
Investment in Joint Venture	5,661	51,180
Deferred Rent Receivable	181,088	162,883
Prepaid Expenses and Other Assets, Net	225,099	212,417
Total Assets	$5,697,237	$5,270,655
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,295	$9,643
Senior Unsecured Notes, Net	1,438,607	995,184
Unsecured Term Loans, Net	922,494	922,476
Unsecured Credit Facility	183,000	282,000
Accounts Payable, Accrued Expenses and Other Liabilities	178,884	132,740
Operating Lease Liabilities	19,450	17,608
Rents Received in Advance and Security Deposits	114,765	104,558
Distributions Payable	62,656	51,189
Total Liabilities	2,929,151	2,515,398
Commitments and Contingencies (see Note 14)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,470,326 and 132,349,119 units outstanding)	2,614,216	2,598,962
Limited Partner Units (4,031,088 and 3,640,860 units outstanding)	143,488	127,870
Accumulated Other Comprehensive Income	3,256	20,485
Total First Industrial, L.P.'s Partners' Capital	2,760,960	2,747,317
Noncontrolling Interests	7,126	7,940
Total Partners' Capital	2,768,086	2,755,257
Total Liabilities and Partners' Capital	$5,697,237	$5,270,655
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands, except per Unit data)
Revenues:
Lease Revenue	$719,220	$660,967	$602,294
Joint Venture Fees	1,364	2,545	5,159
Other Revenue	6,492	6,129	6,574
Total Revenues	727,076	669,641	614,027
Expenses:
Property Expenses	191,480	182,821	165,655
General and Administrative	41,945	40,935	37,121
Joint Venture Development Services Expense	629	1,529	3,667
Depreciation and Other Amortization	185,316	171,939	162,951
Total Expenses	419,370	397,224	369,394
Other Income (Expense):
Gain on Sale of Real Estate	26,905	111,970	95,650
Interest Expense	(84,886)	(82,973)	(74,335)
Amortization of Debt Issuance Costs	(5,033)	(3,646)	(3,626)
Total Other Income (Expense)	(63,014)	25,351	17,689
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	244,692	297,768	262,322
Equity in Income of Joint Venture	34,669	4,295	32,207
Income Tax Provision	(15,282)	(6,075)	(8,692)
Net Income	264,079	295,988	285,837
Less: Net Income Attributable to the Noncontrolling Interests	(9,162)	(744)	(4,136)
Net Income Available to Unitholders and Participating Securities	$254,917	$295,244	$281,701
Net Income Allocable to Participating Securities	(367)	(574)	(551)
Net Income Available to Unitholders	$254,550	$294,670	$281,150
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.88	$2.18	$2.09
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.87	$2.18	$2.08
Weighted Average Units Outstanding - Basic	135,466	135,092	134,777
Weighted Average Units Outstanding - Diluted	136,038	135,426	135,249
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Net Income	$264,079	$295,988	$285,837
Mark-to-Market Loss on Derivative Instruments	(17,421)	(2,767)	(11,754)
Amortization of Derivative Instruments	442	410	410
Settlement of Derivative Instruments	(250)	—	—
Comprehensive Income	246,850	293,631	274,493
Comprehensive Income Attributable to Noncontrolling Interests	(9,162)	(744)	(4,136)
Comprehensive Income Attributable to Unitholders	$237,688	$292,887	$270,357
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance as of December 31, 2022	$2,395,601	$95,015	$34,186	$14,778	$2,539,580
Net Income	274,628	7,073	—	4,136	285,837
Other Comprehensive Loss	—	—	(11,344)	—	(11,344)
Stock Based Compensation Activity	3,117	11,992	—	—	15,109
Unit Distributions ($1.28 Per Unit)	(169,528)	(3,727)	—	—	(173,255)
Conversion of Limited Partner Units to General Partner Units	1,332	(1,332)	—	—	—
Retirement of Limited Partner Units	—	(18)	—	—	(18)
Contributions from Noncontrolling Interests	—	—	—	30	30
Distributions to Noncontrolling Interests	—	—	—	(11,551)	(11,551)
Balance as of December 31, 2023	$2,505,150	$109,003	$22,842	$7,393	$2,644,388
Net Income	287,346	7,898	—	744	295,988
Other Comprehensive Loss	—	—	(2,357)	—	(2,357)
Stock Based Compensation Activity	2,559	16,049	—	—	18,608
Unit Distributions ($1.48 Per Unit)	(196,160)	(4,905)	—	—	(201,065)
Conversion of Limited Partner Units to General Partner Units	67	(67)	—	—	—
Retirement of Limited Partner Units	—	(108)	—	—	(108)
Contributions from Noncontrolling Interests	—	—	—	42	42
Distributions to Noncontrolling Interests	—	—	—	(239)	(239)
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
Net Income	247,315	7,602	—	9,162	264,079
Other Comprehensive Loss	—	—	(17,229)	—	(17,229)
Stock Based Compensation Activity	2,838	16,294	—	—	19,132
Unit Distributions ($1.78 Per Unit)	(236,141)	(7,036)	—	—	(243,177)
Conversion of Limited Partner Units to General Partner Units	1,242	(1,242)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	25	25
Distributions to Noncontrolling Interests	—	—	—	(10,001)	(10,001)
Balance as of December 31, 2025	$2,614,216	$143,488	$3,256	$7,126	$2,768,086
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$264,079	$295,988	$285,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	148,936	139,202	130,427
Amortization of Debt Issuance Costs	5,033	3,646	3,626
Other Amortization, Including Equity Based Compensation	46,148	37,091	34,088
Equity in Income of Joint Venture	(34,669)	(4,295)	(32,207)
Distributions from the Joint Venture	57,579	2,945	7,400
Gain on Sale of Real Estate	(26,905)	(111,970)	(95,650)
Payments to Settle Derivative Instruments	(250)	—	—
Straight-line Rental Income and Expense, Net	(16,360)	(20,801)	(21,925)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(11,236)	(656)	(2,365)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	28,981	11,392	(4,418)
Net Cash Provided by Operating Activities	461,336	352,542	304,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(346,451)	(73,861)	(131,057)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(283,841)	(215,565)	(361,927)
Net Proceeds from Sales of Investments in Real Estate	40,046	158,924	120,411
(Increase) Decrease in Escrow Deposits	(659)	(150)	3,877
Contributions to and Investments in Joint Venture	(4,367)	(5,729)	(12,349)
Distributions from the Joint Venture	69,497	—	—
Other Investing Activity	1,596	4,761	2,739
Net Cash Used in Investing Activities	(524,179)	(131,620)	(378,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(12,416)	—	(61)
Income Taxes Paid on Vested Equity Compensation	(1,615)	(2,070)	(2,510)
Unit Distributions Paid	(231,220)	(193,482)	(169,368)
Contributions from Noncontrolling Interests	25	42	30
Distributions to Noncontrolling Interests	(10,001)	(239)	(11,551)
Repayments on Mortgage Loan Payable	(348)	(335)	(321)
Proceeds from the Issuance of Senior Unsecured Notes, Net of Underwriter's Discount	443,768	—	—
Proceeds from Unsecured Credit Facility	775,000	321,000	374,000
Repayments on Unsecured Credit Facility	(874,000)	(338,000)	(218,000)
Net Cash Provided by (Used in) Financing Activities	89,193	(213,084)	(27,781)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26,350	7,838	(101,274)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	51,682	43,844	145,118
Cash, Cash Equivalents and Restricted Cash, End of Year	$78,032	$51,682	$43,844

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized	$69,043	$82,871	$72,881
Interest Expense Capitalized in Connection with Development Activity	$12,785	$8,283	$13,791
Cash Paid for Operating Lease Liabilities	$3,289	$3,539	$3,348
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$3,210	$658	$941
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$62,656	$51,189	$44,201
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(1,242)	$(67)	$(1,332)
General Partner Units	1,242	67	1,332
Total	$—	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$2,228	$682	$528
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$70,022	$46,257	$55,876
Improvements Funded by Tenant	$9,325	$1,069	$3,878
Write-off of Fully Depreciated Assets	$(52,861)	$(33,909)	$(33,529)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 97.0% and 97.3% ownership interest ("General Partner Units") at December 31, 2025 and 2024, respectively. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 3.0% and 2.7% at December 31, 2025 and 2024, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
Through a wholly-owned TRS of the Operating Partnership, we own an equity interest in a joint venture (the "Joint Venture") and we provide various services to the Joint Venture. The Joint Venture is accounted for under the equity method of accounting and the operating data of the Joint Venture is not consolidated with that of the Company or the Operating Partnership as presented herein. During the year ended December 31, 2025, the Joint Venture sold its remaining real estate assets. See Note 5 for more information related to the Joint Venture.
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships, the TRSs and the Joint Venture are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2025, we owned 418 industrial properties located in 19 states, containing an aggregate of approximately 70.6 million square feet of gross leasable area ("GLA"). Of the 418 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements at December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2025 and 2024, and the reported amounts of revenues and expenses for each of the years ended December 31, 2025, 2024 and 2023. Actual results could differ from those estimates.
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
Restricted Cash
Restricted cash includes cash held in escrow in connection with gross proceeds from the sales of certain industrial properties. These sales proceeds will be reinvested in qualifying replacement properties under Section 1031 of the Code or returned to us upon expiration of the applicable exchange period. The carrying amount approximates fair value due to the short term maturity of these investments. For purposes of our Consolidated Statements of Cash Flows, changes in restricted cash are aggregated with cash and cash equivalents.
Investment in Real Estate and Depreciation
Investment in real estate is stated at cost, net of accumulated depreciation and amortization. We review our properties on a quarterly basis for potential impairment and record a provision if impairments are identified. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. Estimated future net cash flows are based on estimates of future operating performance and market conditions. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss equal to the amount in which carrying value exceeds the estimated fair value of the property or group of properties. The assessment of fair value requires the use of estimates and assumptions relating to the timing and amounts of cash flow projections, discount rates and terminal capitalization rates.
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
Interest expense, real estate taxes, compensation costs of development personnel and other costs directly attributable to development projects are capitalized during periods in which activities necessary to prepare the development for its intended use are in progress. Interest is capitalized based on the weighted average borrowing rate during the construction period. Upon substantial completion, construction in progress is reclassified to building and tenant improvements and depreciation is commenced.

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
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, construction in progress, leasing commissions and deferred lease intangibles including in-place lease assets and above market and below market lease assets and liabilities. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as land comparables, discount rates, terminal capitalization rates and market rent assumptions. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The value of above and below market lease intangibles, which are included as assets or liabilities in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets are amortized as an increase or decrease to rental revenue over the remaining initial lease term, plus the term of any below market fixed rate renewal options of the respective leases.
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
Our typical acquisitions consist of properties whereby substantially all the fair value or gross assets acquired is concentrated in a single asset (land, building, construction in progress and in-place leases) and, therefore, are accounted for as asset acquisitions, which permits the capitalization of transaction costs to the basis of the acquired property.

Deferred leasing intangibles, net of accumulated amortization, included in Prepaid Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets consist of the following:

	December 31, 2025	December 31, 2024
In-Place Leases	$27,777	$14,390
Above Market Leases	2,148	2,485
Below Market Ground Lease Obligation	1,326	1,371
Tenant Relationships	832	1,065
Total Included in Prepaid Expenses and Other Assets, Net is net of $25,751 and $25,188 of Accumulated Amortization	$32,083	$19,311
Below Market Leases	$5,944	$8,856
Total Included in Accounts Payable, Accrued Expenses and Other Liabilities is net of $18,821 and $17,632 of Accumulated Amortization	$5,944	$8,856
Amortization expense related to in-place leases and tenant relationships was $5,975, $5,419 and $6,735 for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, lease revenue increased by $2,698, $3,482 and $4,430, respectively, related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years for properties owned as of December 31, 2025 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2026	$7,616	$1,620
2027	$6,737	$1,033
2028	$5,430	$833
2029	$3,521	$371
2030	$1,881	$132
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
Investment in Joint Venture
Investment in joint venture represents a noncontrolling equity interest in a joint venture arrangement. We have determined to account for our investment in the Joint Venture under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). Under the equity method of accounting, our share of earnings or losses of the Joint Venture is reflected in income as earned and contributions or distributions increase or decrease our investment in the Joint Venture as paid or received, respectively. Differences between our carrying value of our investment in the Joint Venture and our underlying equity are amortized and included as an adjustment to our equity in income (loss) or recognized, either in whole or in part, during the period that real estate assets are sold from the Joint Venture.
We account for our interests in the Joint Venture using the hypothetical liquidation at book value model. Under this method, we record our Equity in Income (Loss) of the Joint Venture based on our proportionate share of the Joint Venture's earnings based on our ownership interest, after giving effect to incentive fees which we are entitled to receive.

We classify distributions received from the Joint Venture using the cumulative earnings approach. In general, distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, our cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceed cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

On a periodic basis, management assesses whether there are any indicators that the value of our investments in joint venture arrangements may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent an impairment has occurred, the loss shall be measured as the excess of the investment's carrying value over its fair value.
Noncontrolling Interests
Limited Partner Units are reported within Partners' Capital in the Operating Partnership's balance sheet as of December 31, 2025 and 2024 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2025, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company's common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Through a wholly-owned TRS of the Operating Partnership, we own a 43% interest in the Joint Venture that is accounted for under the equity method of accounting. Our ownership interest in the Joint Venture is held through a partnership with a third party ("Joint Venture Partnership"). We concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership, which holds an aggregate 49% interest in the Joint Venture and reflect the third-party's interest as Noncontrolling Interests within the financial statements of the Company and Operating Partnership. See Note 5.
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
Property Expenses
Property expenses include real estate taxes, utilities, repairs and maintenance, property insurance as well as the cost of our property management personnel and other costs of managing our properties. Several of our leases require tenants to pay real estate taxes directly to taxing authorities. We exclude from property expenses certain lessor costs, such as real estate taxes, that we contractually require tenants to pay directly to a third party on our behalf. The amounts paid directly to third parties by tenants for lessor costs are also excluded from lease revenues.
Lessee Accounting
We are a lessee on a limited number of ground and office leases. We elected the practical expedient to combine our lease and related nonlease components for our lessee building leases. Right of Use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use information available at lease commencement to estimate an appropriate incremental borrowing rate on a fully-collateralized basis to determine the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Gain on Sale of Real Estate
Asset sales are generally recognized when control of the asset being sold is transferred to the buyer. As the assets are sold, their costs and related accumulated depreciation, if any, are derecognized with resulting gains or losses reflected in net income.
When our tenants' leases contain purchase options, we assess the probability that the tenant will execute the purchase option both at lease commencement or at the time the tenant communicates their intent to execute the purchase option. If we determine the execution of the purchase option is reasonably certain, we will account for the lease as a sales-type lease and derecognize the associated real estate assets on our balance sheet and record a gain or loss on sale.
Income Taxes
The Company has elected to be taxed as a REIT under the Code. To maintain its qualification as a REIT, the Company must satisfy certain organizational and operational requirements, including the requirement to distribute annually at least 90% of its REIT taxable income, determined without regard to its dividend paid deduction, to its stockholders. Management intends to continue to operate in a manner that will allow the Company to maintain its REIT status.
As a REIT, the Company is generally not subject to federal income taxes to the extent that it distributes to shareholders an amount equal to or in excess of the Company's taxable income, and therefore is entitled to a dividends paid deduction for qualifying distributions. If the Company fails to qualify as a REIT in any taxable year, it would become subject to federal income taxes at regular corporate rates and generally would be prohibited from re-electing REIT status for the four taxable years following such disqualification.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, certain activities that we undertake may be conducted by entities which have elected to be treated as a TRS, which are subject to federal, state and local income taxes. A benefit or provision has been made for federal, state and local income taxes in the accompanying Consolidated Financial Statements.
The Company's Operating Partnership is treated as a partnership for federal and most state income tax purposes. As such, taxable income or loss is passed through to, and reported by, each of the partners in accordance with their ownership interests.

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
Derivative Financial Instruments
In the normal course of business, we have used derivative instruments to manage interest rate risk on anticipated offerings of long-term debt. Receipts or payments resulting from the settlement of derivative instruments used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and are included in interest expense. Receipts or payments resulting from derivative instruments used to convert floating-rate debt to fixed-rate debt are also recognized as a component of interest expense.
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring consistent with our related assertions. We recognize all derivative instruments at fair value in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.
Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in the line item Accumulated Other Comprehensive Income on the Consolidated Balance Sheets, whereas changes in fair value of the ineffective portion are recognized in earnings. If a derivative instrument ceases to be highly effective as a hedge, or if it becomes probable the underlying forecasted transaction will not occur, we discontinue cash flow hedge accounting prospectively and record the appropriate adjustment to earnings based on the current fair value of the derivative instrument.
The credit risks associated with derivative instruments are managed through the evaluation and ongoing monitoring of the creditworthiness of the counterparties. In the event that a counterparty fails to meet the terms of a derivative instrument, our exposure is limited to the fair value of the instrument, not its notional amount.
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
Our property portfolio is well diversified across a broad range of tenants and industries. No single tenant or property accounted for more than 10% of our total revenue for the years ended December 31, 2025, 2024 and 2023.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires enhanced income tax disclosures, including further disaggregation of federal and state income taxes paid by jurisdiction. ASU 2023-09 is effective for the year ended December 31, 2025. We adopted ASU 2023-09 for the year ended December 31, 2025. The adoption did not have a material impact on our Consolidated Financial Statements. The additional required disclosures related to ASU 2023-09 are included in Note 9.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

3. Investment in Real Estate
Acquisitions
The following table summarizes our acquisition of industrial properties and land parcels for the years ended December 31, 2025, 2024 and 2023. We accounted for the properties and land parcels as asset acquisitions and capitalized transaction costs to the basis of the acquired assets. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2025, 2024 or 2023.

	Year Ended December 31,
	2025	2024	2023
Number of Industrial Properties Acquired	4	5	4
GLA (in millions)	1.9	0.3	0.2
Purchase Price of Industrial Properties Acquired	$276,630	$44,765	$43,950
Purchase Price of Income Producing Land Parcels Acquired (A)	10,625	—	—
Purchase Price of Land Parcels Acquired (B)	15,698	25,924	80,554
Total Purchase Price (C)	$302,953	$70,689	$124,504
(A) For the year ended December 31, 2025, includes $116 and $893 allocated to building and improvements and in-place leases, respectively.
(B) For the year ended December 31, 2023, includes $1,334 and $763 allocated to above market leases and in-place leases, respectively.
(C) Purchase price excludes closing costs. Additionally, for the year ended December 31, 2025, three industrial buildings were acquired from the Joint Venture. As such, the purchase price was reduced by our proportionate share of the Joint Venture's gain on sale and incentive fees totaling $40,583 See Note 5.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Land	$78,427	$42,399
Building and Improvements/Construction in Progress	197,963	24,635
Other Assets	7,603	931
In-Place Leases	19,128	3,209
Above Market Leases	—	333
Below Market Leases	(168)	(818)
Total Purchase Price	$302,953	$70,689
Sales
The following table summarizes our property and land dispositions for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Number of Industrial Properties Sold	7	22	11
GLA (in millions) (A)	0.3	1.2	1.0
Gross Proceeds from the Sale of Real Estate (A)	$42,285	$162,757	$125,293
Gain on Sale of Real Estate (A)	$26,905	$111,970	$95,650
(A) Gross proceeds and gain on sale of real estate include the sale of one land parcel for the year ended December 31, 2025 and two land parcels for the year ended December 31, 2023.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2025	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2025	December 31, 2024
Mortgage Loan Payable	$9,295	$9,643	4.17%	4.17%	8/1/2028

Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2031 Notes	450,000	—	5.25%	5.41%	1/15/2031
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$1,448,571	$998,571
Unamortized Debt Issuance Costs	(6,991)	(3,347)
Unamortized Discounts	(2,973)	(40)
Senior Unsecured Notes, Net	$1,438,607	$995,184
Unsecured Term Loans, Gross
2021 Unsecured Term Loan	—	200,000	N/A	N/A	N/A
2022 Unsecured Term Loan II (A)(B)	300,000	300,000	4.42%	N/A	8/12/2026
2022 Unsecured Term Loan (A)	425,000	425,000	3.64%	N/A	10/18/2027
2025 Unsecured Term Loan (A)(C)	200,000	—	1.83%	N/A	3/17/2028
Subtotal	$925,000	$925,000
Unamortized Debt Issuance Costs	(2,506)	(2,524)
Unsecured Term Loans, Net	$922,494	$922,476
Unsecured Credit Facility (D)	$183,000	$282,000	4.44%	N/A	3/16/2029
(A) The interest rate at December 31, 2025 includes the impact of derivative instruments which effectively convert the variable rate of the debt to a fixed rate. See Note 12.
(B) During the year ended December 31, 2025, we consummated our exercise of the first one-year extension option, which extends the maturity date to August 12, 2026. At our option, we may extend the maturity pursuant to an additional one-year extension option, subject to satisfaction of certain conditions.
(C) At our option, we may extend the maturity date pursuant to two one-year extension options, subject to satisfaction of certain conditions.
(D) At our option, we may extend the maturity date pursuant to two six-month extension options, subject to satisfaction of certain conditions. Amounts exclude unamortized debt issuance costs of $7,356 and $713 as of December 31, 2025 and 2024, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets.
Mortgage Loan Payable
As of December 31, 2025, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $29,395. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of December 31, 2025.

Senior Unsecured Notes, Net
The senior notes issued in a private placement (the "Private Placement Notes") are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
On May 14, 2025, we issued $450,000 of senior unsecured notes due January 15, 2031 (the "2031 Notes"). The 2031 Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2026. The notes were issued at 99.265% of par, resulting in an original issue discount that will be amortized as an adjustment to interest expense. In anticipation of the issuance, we entered into two five-year treasury lock agreements (the "2030 Treasury Locks") to hedge the interest rate risk associated with the 2031 Notes. We settled the 2030 Treasury Locks on May 13, 2025 for a payment of $250, which was recorded in other comprehensive income and will be amortized to interest expense over a five-year period. Taking into account the original issue discount and the settlement amount of the 2030 Treasury Locks, the effective interest rate on the 2031 Notes is 5.41%. The 2031 Notes include customary covenants, including, but not limited to, limitations on the incurrence of additional indebtedness and requirements to maintain specified debt service coverage ratios.
Unsecured Term Loans, Net
On March 18, 2025, we amended and restated our existing $200,000 unsecured term loan (as amended and restated, the "2025 Unsecured Term Loan"). The 2025 Unsecured Term Loan matures on March 17, 2028, and includes two optional one-year extensions, subject to the satisfaction of certain conditions. The 2025 Unsecured Term Loan provides for interest-only payments during the term and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points based on our current credit ratings and consolidated leverage ratio. We have interest rate swaps outstanding with a notional value of $200,000 that fix the SOFR rate component at 0.88% at December 31, 2025 and mature on February 2, 2026. The all-in interest rate at December 31, 2025 is 1.83%. See Note 12 for additional information. The 2025 Unsecured Term Loan may be increased, at our request and subject to willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $460,000.
Our $300,000 unsecured term loan (the "2022 Unsecured Term Loan II") matures on August 12, 2026, with the option to extend the term for an additional one-year period, subject to satisfaction of certain conditions. At December 31, 2025, the 2022 Unsecured Term Loan II requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio, credit ratings and sustainability-linked pricing metrics. Additionally, we have interest rate swaps with an aggregate notional value of $300,000 that effectively lock the SOFR rate at 3.47%. The all-in interest rate at December 31, 2025 is 4.42%. $150,000 of the notional amount of the interest rate swaps matures on August 1, 2027, while the remaining $150,000 of the notional amount of the interest rate swaps matures on December 1, 2028. See Note 12 for additional information.
Our $425,000 unsecured term loan (the "2022 Unsecured Term Loan") matures on October 18, 2027. At December 31, 2025, the 2022 Unsecured Term Loan requires interest-only payments and bears interest at a variable rate based on SOFR, plus a 10 basis point SOFR adjustment and a credit spread of 85 basis points. The interest rate is subject to adjustment based on changes to our leverage ratio, credit ratings and sustainability-linked pricing metrics. Additionally, we have interest rate swaps with an aggregate notional value of $425,000 that lock the SOFR rate at 2.69%. The all-in interest rate at December 31, 2025 is 3.64%. The interest rate swaps mature on September 30, 2027. See Note 12 for additional information.
The "Unsecured Term Loans" are comprised of the 2025 Unsecured Term Loan, the 2022 Unsecured Term Loan II and the 2022 Unsecured Term Loan. On January 22, 2026, we refinanced our 2022 Unsecured Term Loan and our 2022 Unsecured Term Loan II and we amended our 2025 Unsecured Term Loan. See Note 15 for additional information.
Unsecured Credit Facility
On March 18, 2025, we amended and restated our existing $750,000 revolving credit agreement, increasing the total capacity to $850,000 (as amended and restated, the "Unsecured Credit Facility"). The Unsecured Credit Facility matures on March 16, 2029, and includes two optional six-month extensions, subject to the satisfaction of certain conditions. At December 31, 2025, borrowings under the Unsecured Credit Facility bear interest at a variable rate based on SOFR, plus a credit spread of 77.5 basis points based on our current credit ratings and consolidated leverage ratio, and requires us to pay a facility fee of 15 basis points. The Unsecured Credit Facility provides for interest-only payments during the term and may be increased, at our request and subject to the willingness of existing or new lenders to fund such increase and other customary conditions, to a maximum of $1,000,000.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of December 31, and thereafter:

Amount
2026	$300,364
2027	556,449
2028	390,453
2029	408,000
2030	250,000
Thereafter	660,600
Total	$2,565,866

Our Unsecured Credit Facility, Unsecured Term Loans, Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants. These include, among others, restrictions on the incurrence of additional indebtedness and requirements related to debt service coverage ratios. Under the terms of the Unsecured Credit Facility and Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants under the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of December 31, 2025. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2025 and 2024, the fair value of our indebtedness was as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,295	$9,171	$9,643	$9,326
Senior Unsecured Notes, Net	1,445,598	1,406,188	998,531	909,012
Unsecured Term Loans	925,000	926,998	925,000	924,814
Unsecured Credit Facility	183,000	183,000	282,000	282,162
Total	$2,562,893	$2,525,357	$2,215,174	$2,125,314
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships, as reflected in our Consolidated Balance Sheets. All amounts are shown net of intercompany eliminations:

	December 31, 2025	December 31, 2024
ASSETS
Assets:
Net Investment in Real Estate	$288,680	$296,588
Operating Lease Right-of-Use Assets	10,573	12,818
Cash and Cash Equivalents	2,745	2,463
Deferred Rent Receivable	15,633	16,060
Prepaid Expenses and Other Assets, Net	11,045	11,937
Total Assets	$328,676	$339,866
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$6,304	$8,625
Operating Lease Liabilities	10,151	10,186
Rents Received in Advance and Security Deposits	7,765	8,412
Partners' Capital	304,456	312,643
Total Liabilities and Partners' Capital	$328,676	$339,866
Joint Venture
The Joint Venture was formed for the purpose of developing, leasing, operating and selling land located in the Phoenix, Arizona metropolitan area. We hold our Joint Venture interest through a consolidated partnership (the "Joint Venture Partnership") in which we own an 88% interest and a third-party partner owns the remaining 12%. As we have the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership, we consolidate the Joint Venture Partnership and reflect our partner's share as Noncontrolling Interest (see Note 6). The Joint Venture Partnership holds a 49% interest in the unconsolidated Joint Venture, which we account for under the equity method of accounting. Excluding the minority interest holder's share, we effectively own a 43% interest in the Joint Venture. The Joint Venture Partnership is held through a wholly-owned TRS of the Operating Partnership.
Under the operating agreement for the Joint Venture, we act as the managing member and are entitled to receive fees for providing management, leasing, development, disposition and asset management services. In addition, we may earn incentive fees based on the ultimate financial performance of the Joint Venture.
During the years ended December 31, 2025, 2024 and 2023, we earned fees of $1,491, $3,105 and $6,473, respectively, from the Joint Venture related to asset management, property management, leasing and development services we provided to the Joint Venture, of which $128, $560 and $1,314, respectively, were deferred due to our economic interest in the Joint Venture. During the years ended December 31, 2025, 2024 and 2023, we incurred $629, $1,529 and $3,667, respectively, in fees paid for third-party development, property management and leasing services associated with the Joint Venture. At December 31, 2025 and 2024, outstanding receivables from the Joint Venture totaled $0 and $364, respectively.
During the year ended December 31, 2024, the Joint Venture substantially completed development of three buildings, (collectively the “Project”): Building A (approximately 0.4 million square feet of GLA), Building B (approximately 0.4 million square feet of GLA) and Building C (approximately 1.0 million square feet of GLA). During the year ended December, 31, 2025, we acquired Buildings A, B and C from the Joint Venture (see Note 3).

Net income of the Joint Venture for the years ended December 31, 2025, 2024 and 2023 was $109,030, $6,223 and $46,664, respectively. Net income for the year ended December 31, 2025, included gain on sale of real estate of $108,328, consisting of $66,836 related to the sales of Buildings A, B and C and $40,770 related to the sale of approximately 71 acres of land. Our economic share of the gain from the building sales and land sale was $28,820 and $17,580, respectively. Because we acquired Buildings A, B and C from the Joint Venture, our share of the gain related to the building sales was offset against the basis of the acquired real estate and not recognized in the line item Equity in Income of Joint Venture on the Consolidated Statement of Operations. Net income for the year ended December 31, 2023 included gain on sale of real estate of $40,616 related to the sale of approximately 31 acres of land, of which our economic share was $19,902.
For the years ended December 31, 2025, 2024 and 2023, we earned incentive fees of $21,806, $1,245 and $9,369, respectively, from the Joint Venture. During the year ended December 31, 2025, $11,763 of incentive fees were offset against the basis of real estate in connection with our acquisition of Buildings A, B and C. As a result, incentive fees of $10,043, $1,245 and $9,369 for the years ended December 31, 2025, 2024 and 2023, respectively, were reflected in the Equity In Income of Joint Venture line item on the Consolidated Statements of Operations.
In connection with the Project, the Joint Venture entered into a construction loan (the "Joint Venture Loan") which was repaid in conjunction with the sale of Buildings A, B and C during the year ended December 31, 2025. As of December 31, 2024, the outstanding balance of the Joint Venture Loan was $131,111, excluding $269 of unamortized debt issuance costs.
We have provided a completion guarantee to the Joint Venture related to the remaining infrastructure work associated with the Project. The infrastructure work is being performed by a third-party general contractor pursuant to a guaranteed maximum price contract. Although it is not possible to estimate the amount of additional costs, if any, that we may incur in connection with this completion guarantee, we do not expect to be required to make any material payments to satisfy the guarantees.
As part of our assessment of the appropriate accounting treatment for the Joint Venture, we reviewed the operating agreement of the Joint Venture in order to determine our rights and the rights of our joint venture partners, including whether those rights are protective or participating. The Joint Venture's operating agreement contains certain protective rights, such as the requirement of both members' approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget. Also, we and our Joint Venture partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) review and approve the Joint Venture's tax return before filing and (iv) approve each lease at a developed property. We consider the latter rights substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the Joint Venture. As such, we concluded to account for our investment in the Joint Venture under the equity method of accounting.

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
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. For the years ended December 31, 2025, 2024 and 2023, our partner's share of the Joint Venture Partnership's income was $9,036, $537 and $3,949, respectively, and was reflected in the Equity in Income of Joint Venture and the Net Income Attributable to the Noncontrolling Interests line items in the Consolidated Statements of Operations. At December 31, 2025 and 2024, the Noncontrolling Interests line item in the Consolidated Balance Sheets includes our third-party partner's interest of $5,971 and $6,838, respectively.
Operating Partnership Units
The Operating Partnership has issued General Partner Units and Limited Partner Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties as well as through the issuance of RLP Units. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder's notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2025, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $230,860 or by issuing 4,031,088 shares of the Company's common stock.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2025 and 2024, there were no preferred shares or general partner preferred Units outstanding.

Shares of Common Stock or Unit Contributions
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including equity compensation awards which are discussed in Note 11, for the three years ended December 31, 2025:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2022	132,141,503	135,197,269
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	405,618
Vesting of Service Awards and Performance Units (as defined in Note 11)	73,840	73,840
Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(9,193)
Conversion of Limited Partner Units (A)	73,696	—
Retirement of Limited Partner Units (B)	—	(330)
Balance at December 31, 2023	132,289,039	135,667,204
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	396,400
Vesting of Service Awards and Performance Units (as defined in Note 11)	56,646	56,646
Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(125,842)
Conversion of Limited Partner Units (A)	3,434	—
Retirement of Limited Partner Units (B)	—	(4,429)
Balance at December 31, 2024	132,349,119	135,989,979
Issuance of Service Awards and Performance Awards (as defined in Note 11)	—	549,203
Vesting of Service Awards and Performance Units (as defined Note 11)	59,686	59,686
Retirement of Service Awards and Performance Units (as defined in Note 11)	—	(97,454)
Conversion of Limited Partner Units (A)	61,521	—
Balance at December 31, 2025	132,470,326	136,501,414
(A) For the years ended December 31, 2025, 2024 and 2023, 61,521, 3,434 and 73,696 Limited Partner Units, respectively, were converted into an equivalent number of shares of the Company's common stock, resulting in a reclassification of $1,242, $67 and $1,332, respectively, from noncontrolling interest to the Company's equity.
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
During the years ended December 31, 2025, 2024 and 2023, we did not issue shares of the Company's common stock under the ATM Program.
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2025 Total Dividend/ Distribution	2024 Total Dividend/ Distribution	2023 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$243,177	$201,065	$173,255

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the years ended December 31, 2025 and 2024:

	Derivative Instruments	Total for Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2023	$22,842	$22,842	$(570)	$22,272
Other Comprehensive Income Before Reclassifications	20,410	20,410	21	20,431
Amounts Reclassified from Accumulated Other Comprehensive Income	(22,767)	(22,767)	—	(22,767)
Net Current Period Other Comprehensive Loss	(2,357)	(2,357)	21	(2,336)
Balance as of December 31, 2024	$20,485	$20,485	$(549)	$19,936
Other Comprehensive (Loss) Income Before Reclassifications	(2,996)	(2,996)	452	(2,544)
Amounts Reclassified from Accumulated Other Comprehensive Income	(14,233)	(14,233)	—	(14,233)
Net Current Period Other Comprehensive Loss	(17,229)	(17,229)	452	(16,777)
Balance as of December 31, 2025	$3,256	$3,256	$(97)	$3,159
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the years ended December 31, 2025, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss Components	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$442	$410	$410	Interest Expense
Net Settlement Receipts from our Counterparties	(14,675)	(23,177)	(21,583)	Interest Expense
	$(14,233)	$(22,767)	$(21,173)	Total
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we estimate that approximately $3,100 will be reclassified to net income as a decrease to interest expense.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$247,297	$287,343	$274,584
Denominator (In Thousands):
Weighted Average Shares - Basic	132,446	132,369	132,264
Effect of Dilutive Securities:
Performance Units (See Note 11)	68	47	77
Weighted Average Shares - Diluted	132,514	132,416	132,341
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.87	$2.17	$2.08
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.87	$2.17	$2.07
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net Income Available to Unitholders	$254,550	$294,670	$281,150
Denominator (In Thousands):
Weighted Average Units - Basic	135,466	135,092	134,777
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 11)	572	334	472
Weighted Average Units - Diluted	136,038	135,426	135,249
Basic EPU:
Net Income Available to Unitholders	$1.88	$2.18	$2.09
Diluted EPU:
Net Income Available to Unitholders	$1.87	$2.18	$2.08
At December 31, 2025, 2024 and 2023, participating securities for the Company included 68,829, 92,663 and 100,795, respectively, of Service Awards (see Note 11), which participate in non-forfeitable distributions. At December 31, 2025, 2024, and 2023, participating securities for the Operating Partnership included 189,217, 259,957 and 253,955, respectively, of Service Awards and certain Performance Awards (see Note 11), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2025, 2024 and 2023, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of our TRSs. The components of the income tax provision for the years ended December 31, 2025, 2024 and 2023 is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(2,757)	$(174)	$(22,424)
State	(292)	(5,623)	(6,319)
Deferred:
Federal	(10,369)	(209)	16,922
State	(1,864)	(69)	3,129
Total Income Tax Provision	$(15,282)	$(6,075)	$(8,692)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred income tax assets and liabilities include the following as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Real Estate Basis Difference - Investment in Joint Venture	$—	$490
Other - Temporary Differences	16	448
Total Deferred Income Tax Assets	$16	$938

Deferred Income - Investment in Joint Venture	$(14,360)	$(3,047)
Other - Temporary Differences	(337)	(339)
Total Deferred Income Tax Liabilities	$(14,697)	$(3,386)
Total Net Deferred Income Tax Liabilities	$(14,681)	$(2,448)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2025, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2022 and thereafter. There were no material interest or penalties recorded for the years ended December 31, 2025, 2024 and 2023.

The amount of income taxes we paid during the year ended December 31, 2025 was as follows:

Year Ended December 31,
2025
Federal	$2,915
State:
California	1,149
Pennsylvania	392
Texas	355
Arizona	320
Other States	758
Total Income Taxes Paid, Net of Refunds	$5,889
The amount of income taxes we paid during the years ended December 31, 2024 and 2023 was $5,299 and $27,754, respectively.
Federal Income Tax Treatment of Common Dividends
For the years ended December 31, 2025, 2024 and 2023, the dividends paid to the Company's common shareholders per common share for income tax purposes were characterized as follows:

	2025	As a Percentage of Distributions	2024	As a Percentage of Distributions	2023	As a Percentage of Distributions
Ordinary Income (A)	$1.5772	88.61%	$0.7080	47.84%	$0.6756	52.78%
Unrecaptured Section 1250 Capital Gain	—	0.00%	0.2948	19.92%	0.0536	4.19%
Other Capital Gain (B)	—	0.00%	0.4772	32.24%	0.0956	7.47%
Qualified Dividend	0.2028	11.39%	—	0.00%	0.4552	35.56%
	$1.7800	100.00%	$1.4800	100.00%	$1.2800	100.00%
(A) For the years ended December 31, 2025, 2024 and 2023, the Code Section 199A dividend is equal to the total ordinary income dividend.
(B) For the years ended December 31, 2024 and 2023, Section 1061 of the Code related to Capital Gains for the One Year Amounts was 0% and 0%, respectively, and for the Three Year Amounts was 0% and 0%, respectively.

10. Leases
Lessee Disclosures
We are a lessee on a limited number of ground and office leases (the "Operating Leases"). Our office leases have remaining lease terms of less than one year to six years and our ground leases have remaining terms of 29 years to 44 years. For the year ended December 31, 2025, we recognized $3,240 of operating lease expense, inclusive of short-term and variable lease costs which are not significant.
The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2025, and thereafter:

2026	$2,367
2027	2,554
2028	2,286
2029	2,014
2030	1,890
Thereafter	40,530
Total Lease Payments	51,641
Less Imputed Interest (A)	(32,191)
Total	$19,450
(A) Calculated using the discount rate for each lease.
As of December 31, 2025, our weighted average remaining lease term for the Operating Leases is 32.6 years and the weighted average discount rate is 7.2%.
A number of the Operating Leases include options to extend the lease term. For purposes of determining our lease term, we excluded periods covered by an option since it was not reasonably certain at lease commencement that we would exercise the options.
Lessor Disclosures
Our properties and certain land parcels are leased to tenants and classified as operating leases. For the years ended December 31, 2025, 2024 and 2023, we recognized lease revenue of $719,220, $660,967 and $602,294, respectively, including variable lease payments of $156,306, $146,568 and $131,823, respectively. Variable lease payments primarily consist of tenant reimbursements of property operating expenses. Future minimum rental receipts, excluding variable payments, under non-cancelable operating leases that commenced prior to December 31, 2025 are approximately as follows:

2026	$573,213
2027	540,572
2028	457,338
2029	364,593
2030	288,941
Thereafter	708,556
Total	$2,933,213
Several of our operating leases include options to extend the lease term and/or to purchase the building. For purposes of determining the lease term and lease classification, we exclude these extension periods and purchase options unless it is reasonably certain at lease commencement that the option will be exercised.

11. Long-Term Compensation
Equity Based Compensation
The Company maintains a stock incentive plan which is administered by the Compensation Committee of the Board of Directors in which officers, certain employees and the Company's independent directors are eligible to participate (the "Stock Incentive Plan"). Among other forms of allowed awards, awards made under the Stock Incentive Plan during the three years ended December 31, 2025 have been in the form of restricted stock awards, restricted stock unit awards, performance share awards and RLP Units (as defined in Note 6). Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2025, awards covering 3.1 million shares of common stock were available to be granted under the Stock Incentive Plan. Under the Stock Incentive Plan, each RLP Unit counts as one share of common stock for purposes of calculating the limit on shares that may be issued.
Awards with Performance Measures
During the years ended December 31, 2025, 2024 and 2023, the Company granted 37,435, 46,947 and 44,821 performance units ("Performance Units"), respectively, to certain employees. In addition, the Company granted 376,089, 263,159 and 280,083 RLP Units, respectively, for the years ended December 31, 2025, 2024 and 2023, with the same performance-based criteria as the Performance Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") to certain employees. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for awards issued in 2025 is three years and compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
The Performance Awards issued for the years ended December 31, 2025, 2024 and 2023, had fair value of $11,744, $9,281 and $8,948, respectively. The fair values were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected dividend yield	2.99%	2.42%	2.46%
Expected volatility - range used	21.36% - 22.81%	23.41% - 24.52%	27.09% - 32.03%
Expected volatility - weighted average	22.01%	23.79%	29.42%
Risk-free interest rate	4.38% - 4.49%	4.20% - 5.24%	4.23% - 4.78%

Performance Award transactions for the year ended December 31, 2025 are summarized as follows:

	Performance Units	Weighted Average Grant Date Fair Value	Performance RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	120,041	$29.05	749,586	$29.00
Issued	37,435	$28.59	376,089	$28.38
Forfeited	(14,568)	$29.74	(91,156)	$29.74
Vested	(18,745)	$29.74	(117,298)	$29.74
Outstanding at December 31, 2025	124,163	$28.73	917,221	$28.58

Service Based Awards
During the years ended December 31, 2025, 2024 and 2023, the Company awarded 53,126, 61,168 and 56,236 of restricted stock units ("Service Units"), respectively, to certain employees and outside directors. In addition, for the years ended December 31, 2025, 2024 and 2023, the Company awarded 123,698, 102,548 and 98,342 RLP Units, respectively, ("Service RLP Units" and, together with the Service Units, collectively the "Service Awards") to certain employees and outside directors. The Service Awards granted to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Service Awards granted to outside directors vest after one year. Compensation expense is charged to earnings over the vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issues restricted Unit awards to the Company in the same amount for the restricted stock units.
The Service Awards issued for the years ended December 31, 2025, 2024 and 2023 had fair value of $8,863, $8,408 and $7,948, respectively. The fair value is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. Service Award transactions for the year ended December 31, 2025 are summarized as follows:

	Service Units	Weighted Average Grant Date Fair Value	Service RLP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	120,525	$53.09	178,165	$52.02
Issued	53,126	$53.46	123,698	$48.69
Forfeited	—	$—	—	$—
Vested	(71,545)	$53.49	(91,103)	$52.45
Outstanding at December 31, 2025	102,106	$53.00	210,760	$49.88
Compensation Expense Related to Long-Term Compensation
For the years ended December 31, 2025, 2024 and 2023, we recognized $20,297, $20,085 and $16,673, respectively, in compensation expense related to Performance Awards and Service Awards. Performance Award and Service Award compensation expense capitalized in connection with development activities was $2,919, $2,599 and $3,014 for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, we had $7,695 in unrecognized compensation related to unvested Performance Awards and Service Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.82 years.
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
401(k) Plan
Under the Company's 401(k) Plan, all eligible employees may participate by making voluntary contributions, and we may make, but are not required to make, matching contributions. For the years ended December 31, 2025, 2024 and 2023, total expense related to matching contributions was $1,478, $1,428 and $1,382, respectively.

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
We have three interest rate swaps with an aggregate notional value of $200,000 that fix the SOFR rate component at 0.88% at December 31, 2025 and mature on February 2, 2026 (the "2021 Swaps"). During the year ended December 31, 2025, we entered into three forward-starting swaps commencing February 2, 2026, with an aggregate notional value of $200,000 that fix SOFR at 3.15% and mature on February 1, 2029 (the "2026 Swaps").
We have eight interest rate swaps with an aggregate notional value of $425,000 that fix the SOFR rate component at 2.69% and mature on September 30, 2027 (the "2022 Swaps").
We entered into seven interest rate swaps with an aggregate notional value of $300,000 (the "2022 II Swaps") and of this amount, $150,000 matured on December 1, 2025 and the remaining $150,000 matures on August 1, 2027. The effective fixed SOFR rate for the 2022 II Swaps was 3.93% prior to the December 1, 2025 maturity. During the year ended December 31, 2025, we entered into three forward-starting swaps that commenced December 1, 2025, with an aggregate notional value of $150,000 that fix SOFR at 3.19% and mature on December 1, 2028 (the "2025 Swaps"). As of December 31, 2025, we have seven interest rate swaps with an aggregate notional value of $300,000 that fix the SOFR rate component at 3.47%.
The "Swaps" are comprised of the 2021 Swaps, the 2026 Swaps, the 2022 Swaps, the 2022 II Swaps, and the 2025 Swaps.
Our agreements with our derivative counterparties contain cross-default provisions, which may be triggered if we default on other indebtedness, subject to certain thresholds. As of December 31, 2025, we had not posted any collateral under these agreements and were in compliance with all contractual provisions of these agreements. In the event of a breach, we could be required to settle our obligations at the termination values within the agreements.

The following table sets forth our financial assets and liabilities related to the Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$500	—	$500	—
2022 Swaps	$4,263	—	$4,263	—
2025 Swaps	$408	—	$408	—
2026 Swaps	$759	—	$759	—
Liabilities:
2022 II Swaps	$(1,092)	—	$(1,092)	—

	Fair Value at December 31, 2024
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$6,902	—	$6,902	—
2022 Swaps	$14,461	—	$14,461	—
2022 II Swaps	$896	—	$896	—
There was no ineffectiveness recorded on the Swaps during the year ended December 31, 2025. See Note 7 for more information regarding our derivatives.
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

13. Related Party Transactions
At December 31, 2025 and 2024, the Operating Partnership had receivable balances of $9,156 and $9,225, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership and operation of our industrial properties. In our opinion, any liabilities that may result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
At December 31, 2025, we had outstanding letters of credit and performance bonds in the aggregate amount of $35,857.
In conjunction with the development of industrial properties, we have entered into construction agreements with general contractors for the development of industrial properties. At December 31, 2025, we had six projects under construction, totaling approximately 1.1 million square feet of GLA. The estimated total investment for these projects as of December 31, 2025, is approximately $187,100 (unaudited). Of this amount, approximately $87,000 (unaudited) remains to be funded. There can be no assurance that actual completion costs will not exceed the estimated amounts.
15. Subsequent Events
On January 22, 2026, we refinanced the 2022 Unsecured Term Loan to, among other things, extend its maturity date to January 2030 (with our option to extend the maturity date of the loan by one year) and eliminate the 10 basis point SOFR adjustment. We also refinanced the 2022 Unsecured Term Loan II to, among other things, extend its maturity date to January 2029 (with our option to extend the maturity date two years via two one-year extension options), increase the principal amount of the loan to $375,000 and eliminate the 10 basis point SOFR adjustment. In conjunction with these refinancings, we also amended the 2025 Unsecured Term Loan to, among other things, eliminate the 10 basis point SOFR adjustment.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
Properties		(In thousands)
Atlanta
1650 Highway 155	McDonough, GA	$—	$779	$4,544	$(875)	$345	$4,103	$4,448	$3,185	1994
4051 Southmeadow Parkway	Atlanta, GA	—	726	4,130	2,485	726	6,615	7,341	3,981	1994
4071 Southmeadow Parkway	Atlanta, GA	—	750	4,460	2,270	828	6,652	7,480	4,892	1994
4081 Southmeadow Parkway	Atlanta, GA	—	1,012	5,918	2,428	1,157	8,201	9,358	5,938	1994
5570 Tulane Drive	Atlanta, GA	—	527	2,984	1,420	546	4,385	4,931	2,761	1996
955 Cobb Place	Kennesaw, GA	—	780	4,420	1,183	804	5,579	6,383	3,778	1997
1005 Sigman Road	Conyers, GA	—	566	3,134	1,398	574	4,524	5,098	2,544	1999
2050 East Park Drive	Conyers, GA	—	452	2,504	1,057	459	3,554	4,013	2,025	1999
3060 South Park Boulevard	Ellenwood, GA	—	1,600	12,464	2,261	1,604	14,721	16,325	8,375	2003
175 Greenwood Industrial Parkway	McDonough, GA	—	1,550	—	8,660	1,550	8,660	10,210	4,368	2004
5095 Phillip Lee Drive	Atlanta, GA	—	735	3,627	836	740	4,458	5,198	3,249	2005
6514 Warren Drive	Norcross, GA	—	510	1,250	196	513	1,443	1,956	939	2005
6544 Warren Drive	Norcross, GA	—	711	2,310	662	715	2,968	3,683	1,956	2005
5356 E. Ponce De Leon Avenue	Stone Mountain, GA	—	604	3,888	811	610	4,693	5,303	3,901	2005
5390 E. Ponce De Leon Avenue	Stone Mountain, GA	—	397	1,791	338	402	2,124	2,526	1,640	2005
1755 Enterprise Drive	Buford, GA	—	712	2,118	197	716	2,311	3,027	1,533	2006
4555 Atwater Court	Buford, GA	—	881	3,550	829	885	4,375	5,260	2,722	2006
80 Liberty Industrial Parkway	McDonough, GA	—	756	3,695	(404)	467	3,580	4,047	1,728	2007
596 Bonnie Valentine Way	Pendergrass, GA	—	2,580	21,730	2,384	2,594	24,100	26,694	10,837	2007
5055 Oakley Industrial Boulevard	Fairburn, GA	—	8,514	—	166	8,680	—	8,680	—	2008
11415 Old Roswell Road	Alpharetta, GA	—	2,403	1,912	448	2,428	2,335	4,763	1,705	2008
1281 Highway 155 S.	McDonough, GA	—	2,501	—	17,232	2,502	17,231	19,733	5,100	2016
4955 Oakley Industrial Boulevard	Fairburn, GA	—	3,650	—	34,386	3,661	34,375	38,036	5,779	2019
Baltimore/Washington D.C.
16522 Hunters Green Parkway	Hagerstown, MD	—	1,390	13,104	9,307	1,863	21,938	23,801	9,680	2003
22520 Randolph Drive	Dulles, VA	—	3,200	8,187	188	3,208	8,367	11,575	3,968	2004
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	1,656	2,206	10,996	13,202	4,439	2004
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	319	1,038	3,430	4,468	2,665	2005
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	1,358	938	3,867	4,805	2,476	2005
10709 Gilroy Road	Hunt Valley, MD	—	913	2,705	175	913	2,880	3,793	2,877	2005
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	(1)	1,136	3,793	4,929	2,866	2005
38 Loveton Circle	Sparks, MD	—	1,648	2,151	560	1,690	2,669	4,359	1,657	2005

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
1225 Bengies Road	Baltimore, MD	—	2,640	270	12,566	2,823	12,653	15,476	5,912	2008
100 Tyson Drive	Winchester, VA	—	2,320	—	11,126	2,401	11,045	13,446	5,166	2007
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	4,391	3,411	21,535	24,946	6,141	2015
500 Old Post Road	Aberdeen, MD	—	8,289	30,533	3,281	8,284	33,819	42,103	10,927	2015
5300 & 5315 Nottingham Drive	White Marsh, MD	—	12,075	41,008	20,599	12,081	61,601	73,682	16,189	2020
5301 Nottingham Drive	White Marsh, MD	—	4,952	12,511	2,471	4,978	14,956	19,934	3,051	2020
9211 Old Pike Way	Upper Marlboro, MD	—	13,964	16,029	—	13,964	16,029	29,993	—	2025
Central/Eastern Pennsylvania
401 Russell Drive	Middletown, PA	—	262	857	2,155	287	2,987	3,274	2,679	1994
2700 Commerce Drive	Middletown, PA	—	196	997	903	206	1,890	2,096	1,770	1994
2701 Commerce Drive	Middletown, PA	—	141	859	1,415	164	2,251	2,415	1,933	1994
2780 Commerce Drive	Middletown, PA	—	113	743	1,247	209	1,894	2,103	1,765	1994
14 McFadden Road	Palmer, PA	—	600	1,349	(305)	625	1,019	1,644	585	2004
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	3,243	1,341	10,359	11,700	8,307	2005
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	406	964	6,308	7,272	4,927	2005
200 Cascade Drive, Bldg. 1	Allentown, PA	—	2,133	17,562	3,763	2,769	20,689	23,458	13,138	2007
200 Cascade Drive, Bldg. 2	Allentown, PA	—	310	2,268	154	316	2,416	2,732	1,366	2007
1490 Dennison Circle	Carlisle, PA	—	1,500	—	14,381	2,341	13,540	15,881	5,693	2008
298 First Avenue	Gouldsboro, PA	—	7,022	—	66,849	7,019	66,852	73,871	25,152	2008
225 Cross Farm Lane	York, PA	—	4,718	—	25,361	4,715	25,364	30,079	11,649	2008
2455 Boulevard of Generals	Norristown, PA	—	1,200	4,800	344	1,226	5,118	6,344	3,615	2008
105 Steamboat Boulevard	Manchester, PA	—	4,085	14,464	(1,415)	4,070	13,064	17,134	5,343	2012
20 Leo Lane	York County, PA	—	6,884	—	29,454	6,889	29,449	36,338	8,530	2013
3895 Eastgate Boulevard, Bldg A	Easton, PA	—	4,855	—	18,960	4,388	19,427	23,815	5,102	2015
3895 Eastgate Boulevard, Bldg B	Easton, PA	—	3,459	—	12,853	3,128	13,184	16,312	3,342	2015
112 Bordnersville Road	Jonestown, PA	—	13,702	—	41,479	13,723	41,458	55,181	12,141	2018
122 Bordnersville Road	Jonestown, PA	—	3,165	—	14,787	3,171	14,781	17,952	3,791	2018
2021 Woodhaven Road	Philadelphia, PA	—	2,059	—	9,936	2,087	9,908	11,995	1,383	2020
1960 Weaversville Road	Allentown, PA	—	2,196	—	12,381	2,196	12,381	14,577	1,204	2022
2771 N. Market Street	Elizabethtown, PA	—	50,789	—	72,539	50,789	72,539	123,328	7,891	2022
2701 N. Market Street	Elizabethtown, PA	—	32,706	—	58,680	32,706	58,680	91,386	4,809	2023
4145 Philadelphia Pike	Claymont, DE	—	12,009	849	53,004	12,016	53,846	65,862	2,992	2023

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
Chicago
1385 101st Street	Lemont, IL	—	967	5,554	2,299	968	7,852	8,820	5,412	1994
2300 Windsor Court	Addison, IL	—	688	3,943	958	696	4,893	5,589	3,604	1994
800 Business Drive	Mount Prospect, IL	—	631	3,493	308	666	3,766	4,432	2,387	2000
580 Slawin Court	Mount Prospect, IL	—	233	1,292	(80)	162	1,283	1,445	836	2000
1005 101st Street	Lemont, IL	—	1,200	6,643	1,538	1,220	8,161	9,381	4,730	2001
175 Wall Street	Glendale Heights, IL	—	427	2,363	1,020	433	3,377	3,810	1,862	2002
251 Airport Road	North Aurora, IL	—	983	—	6,936	983	6,936	7,919	3,817	2002
400 Crossroads Parkway	Bolingbrook, IL	—	1,178	9,453	5,686	1,181	15,136	16,317	8,003	2005
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,562	1,220	4,577	5,797	3,737	2005
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	405	801	1,792	2,593	1,041	2005
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(1,288)	1,134	3,003	4,137	1,371	2007
555 W. Algonquin Road	Arlington Heights, IL	—	574	741	2,326	579	3,062	3,641	1,725	2007
1501 Oakton Street	Elk Grove Village, IL	—	3,369	6,121	202	3,482	6,210	9,692	3,666	2008
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	957	762	3,397	4,159	1,967	2008
8505 50th Street	Kenosha, WI	—	4,296	—	36,160	4,296	36,160	40,456	18,374	2008
4100 Rock Creek Boulevard	Joliet, IL	—	4,476	16,061	(1,413)	4,476	14,648	19,124	5,710	2013
10100 58th Place	Kenosha, WI	—	4,201	17,604	(1,114)	4,201	16,490	20,691	5,566	2013
401 Airport Road	North Aurora, IL	—	534	1,957	(94)	534	1,863	2,397	620	2014
3737 84th Avenue	Somers, WI	—	1,943	—	24,332	1,943	24,332	26,275	6,220	2016
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	218	1,788	7,469	9,257	1,748	2016
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	1,641	2017
8725 31st Street	Somers, WI	—	2,133	—	26,113	2,134	26,112	28,246	6,431	2017
3500 Channahon Road	Joliet, IL	—	2,595	—	16,767	2,598	16,764	19,362	3,109	2017
1998 Melissa Lane	Aurora, IL	—	2,401	9,970	162	2,400	10,133	12,533	1,982	2019
8630 31st Street	Somers, WI	—	1,784	—	36,633	1,784	36,633	38,417	3,559	2022
Cincinnati
4436 Muhlhauser Road	Hamilton, OH	—	630	—	6,140	630	6,140	6,770	3,034	2002
4438 Muhlhauser Road	Hamilton, OH	—	779	—	7,537	779	7,537	8,316	3,803	2002
9525 Glades Drive	Westchester, OH	—	347	1,323	325	355	1,640	1,995	1,242	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	1,186	172	2,198	2,370	1,152	1997
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	505	142	1,350	1,492	812	1997
900-906 N. Great Southwest Parkway	Arlington, TX	—	237	1,342	1,013	270	2,322	2,592	1,385	1997
3000 W. Commerce Street	Dallas, TX	—	456	2,584	1,239	469	3,810	4,279	2,396	1997
816 111th Street	Arlington, TX	—	251	1,421	508	258	1,922	2,180	1,159	1997
1602-1654 Terre Colony Court	Dallas, TX	—	458	2,596	1,044	468	3,630	4,098	2,142	2000
2220 Merritt Drive	Garland, TX	—	352	1,993	491	316	2,520	2,836	1,383	2000
2485-2505 Merritt Drive	Garland, TX	—	431	2,440	495	443	2,923	3,366	1,746	2000
2110 Hutton Drive	Carrolton, TX	—	374	2,117	(165)	255	2,071	2,326	1,235	2001
2025 McKenzie Drive	Carrolton, TX	—	437	2,478	772	442	3,245	3,687	1,780	2001
2019 McKenzie Drive	Carrolton, TX	—	502	2,843	1,082	507	3,920	4,427	2,076	2001
2029-2035 McKenzie Drive	Carrolton, TX	—	306	1,870	862	306	2,732	3,038	1,429	2001
2015 McKenzie Drive	Carrolton, TX	—	510	2,891	778	516	3,663	4,179	2,079	2001
2009 McKenzie Drive	Carrolton, TX	—	476	2,699	891	481	3,585	4,066	1,958	2001
900-1100 Avenue S	Grand Prairie, TX	—	623	3,528	1,376	629	4,898	5,527	2,580	2002
Plano Crossing Business Park	Plano, TX	—	1,961	11,112	2,590	1,981	13,682	15,663	7,238	2002
825-827 Avenue H	Arlington, TX	—	600	3,006	1,499	604	4,501	5,105	2,928	2004
1013-31 Avenue M	Grand Prairie, TX	—	300	1,504	325	302	1,827	2,129	1,251	2004
1172-84 113th Street	Grand Prairie, TX	—	700	3,509	90	704	3,595	4,299	2,400	2004
1200-16 Avenue H	Arlington, TX	—	600	2,846	800	604	3,642	4,246	2,251	2004
1322-66 W. North Carrier Parkway	Grand Prairie, TX	—	1,000	5,012	1,345	1,006	6,351	7,357	4,086	2004
2401-2407 Centennial Drive	Arlington, TX	—	600	2,534	912	604	3,442	4,046	2,472	2004
3111 W. Commerce Street	Dallas, TX	—	1,000	3,364	1,136	1,011	4,489	5,500	3,302	2004
13800 Senlac Drive	Farmers Branch, TX	—	823	4,042	(143)	825	3,897	4,722	2,521	2005
801-831 S. Great Southwest Parkway	Grand Prairie, TX	—	2,581	16,556	2,775	2,586	19,326	21,912	16,225	2005
801 Heinz Way	Grand Prairie, TX	—	599	3,327	669	601	3,994	4,595	3,097	2005
901-937 Heinz Way	Grand Prairie, TX	—	493	2,758	1,305	481	4,075	4,556	2,646	2005
3301 Century Circle	Irving, TX	—	760	3,856	(70)	771	3,775	4,546	2,174	2007
3901 W. Miller Road	Garland, TX	—	1,912	—	15,699	1,947	15,664	17,611	6,420	2008
1251 N. Cockrell Hill Road	Dallas, TX	—	2,064	—	15,175	1,073	16,166	17,239	4,204	2015
1171 N. Cockrell Hill Road	Dallas, TX	—	1,215	—	11,243	632	11,826	12,458	3,633	2015
3996 Scientific Drive	Arlington, TX	—	1,301	—	7,380	1,349	7,332	8,681	1,919	2015
750 Gateway Boulevard	Coppell, TX	—	1,452	4,679	(156)	1,452	4,523	5,975	1,221	2015

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
2250 E. Bardin Road	Arlington, TX	—	1,603	—	10,161	1,603	10,161	11,764	2,461	2016
2001 Midway Road	Lewisville, TX	—	3,963	—	13,118	3,963	13,118	17,081	3,256	2019
2025 Midway Road	Lewisville, TX	—	2,243	—	7,188	2,243	7,188	9,431	1,700	2019
5300 Mountain Creek	Dallas, TX	—	4,675	—	48,528	4,779	48,424	53,203	9,100	2019
3700 Sandshell Drive	Fort Worth, TX	—	1,892	—	9,548	1,901	9,539	11,440	1,465	2019
1901 Midway Road	Lewisville, TX	—	7,519	—	24,452	7,514	24,457	31,971	5,386	2020
2051 Midway Road	Lewisville, TX	—	1,353	—	14,226	1,421	14,158	15,579	4,270	2022
2075 Midway Road	Lewisville, TX	—	2,785	—	17,210	2,841	17,154	19,995	3,293	2022
Denver
4785 Elati Street	Denver, CO	—	173	981	636	175	1,615	1,790	888	1997
4770 Fox Street	Denver, CO	—	132	750	317	134	1,065	1,199	685	1997
3851-3871 Revere Street	Denver, CO	—	361	2,047	340	368	2,380	2,748	1,612	1997
4570 Ivy Street	Denver, CO	—	219	1,239	410	221	1,647	1,868	1,070	1997
5855 Stapleton Drive North	Denver, CO	—	288	1,630	345	291	1,972	2,263	1,333	1997
5885 Stapleton Drive North	Denver, CO	—	376	2,129	292	381	2,416	2,797	1,657	1997
5977 N. Broadway	Denver, CO	—	268	1,518	841	271	2,356	2,627	1,409	1997
5952-5978 N. Broadway	Denver, CO	—	414	2,346	896	422	3,234	3,656	2,042	1997
4721 Ironton Street	Denver, CO	—	232	1,313	1,744	236	3,053	3,289	1,685	1997
7003 E. 47th Ave Drive	Denver, CO	—	441	2,689	511	441	3,200	3,641	1,902	1997
9500 W. 49th Street, Bldg A	Wheatridge, CO	—	283	1,625	184	287	1,805	2,092	1,264	1997
9500 W. 49th Street, Bldg B	Wheatridge, CO	—	225	1,272	208	227	1,478	1,705	968	1997
9500 W. 49th Street, Bldg C	Wheatridge, CO	—	600	3,409	198	601	3,606	4,207	2,488	1997
9500 W. 49th Street, Bldg D	Wheatridge, CO	—	246	1,537	101	247	1,637	1,884	1,100	1997
11701 E. 53rd Avenue	Denver, CO	—	416	2,355	177	422	2,526	2,948	1,740	1997
5401 Oswego Street	Denver, CO	—	273	1,547	220	278	1,762	2,040	1,205	1997
445 Bryant Street	Denver, CO	—	1,829	10,219	4,101	1,829	14,320	16,149	8,962	1998
12055 E. 49th Avenue/4955 Peoria	Denver, CO	—	298	1,688	587	305	2,268	2,573	1,493	1998
4940-4950 Paris Street	Denver, CO	—	152	861	240	156	1,097	1,253	735	1998
7367 S. Revere Parkway	Centennial, CO	—	926	5,124	1,199	934	6,315	7,249	4,025	1998
8020 Southpark Circle	Littleton, CO	—	739	—	4,203	781	4,161	4,942	2,005	2000
8810 W. 116th Circle	Broomfield, CO	—	312	—	1,700	370	1,642	2,012	932	2001
8820 W. 116th Circle	Broomfield, CO	—	338	1,918	374	372	2,258	2,630	1,236	2003
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	2,638	1,304	9,008	10,312	5,021	2003
18150 E. 32nd Place	Aurora, CO	—	563	3,188	831	572	4,010	4,582	2,082	2004

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
3400 Fraser Street	Aurora, CO	—	616	3,593	402	620	3,991	4,611	2,258	2005
7005 E. 46th Avenue Drive	Denver, CO	—	512	2,025	367	517	2,387	2,904	1,188	2005
4001 Salazar Way	Frederick, CO	—	1,271	6,508	583	1,276	7,086	8,362	3,215	2006
5909-5915 N. Broadway	Denver, CO	—	495	1,268	599	500	1,862	2,362	1,424	2006
1815-1957 South 4650 West	Salt Lake City, UT	—	1,707	10,873	(193)	1,713	10,674	12,387	5,845	2006
21301 E. 33rd Drive	Aurora, CO	—	2,860	8,202	(24)	2,859	8,179	11,038	3,088	2017
21110 E. 31st Circle	Aurora, CO	—	1,564	7,047	60	1,564	7,107	8,671	1,395	2019
22300 E. 26th Avenue	Aurora, CO	—	4,881	—	39,473	4,890	39,464	44,354	13,012	2019
3350 Odessa Way	Aurora, CO	—	1,596	4,531	264	1,595	4,796	6,391	603	2021
22600 E. 26th Avenue	Aurora, CO	—	1,501	—	44,299	1,483	44,317	45,800	3,643	2022
8000 E. 96th Avenue	Henderson, CO	—	7,086	403	24,041	7,086	24,444	31,530	1,784	2022
Detroit
12874 Westmore Avenue	Livonia, MI	—	137	761	(78)	58	762	820	416	1998
980 Chicago Road	Troy, MI	—	206	1,141	345	220	1,472	1,692	1,004	1998
5500 Enterprise Court	Warren, MI	—	675	3,737	1,269	721	4,960	5,681	3,190	1998
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,239	1,412	6,610	8,022	4,023	1999
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,636	1,090	5,926	7,016	3,873	2006
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	695	278	2,230	2,508	1,258	1997
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,596	425	3,927	4,352	2,361	1997
3337-3347 Rauch Street	Houston, TX	—	227	1,287	681	233	1,962	2,195	1,136	1997
8505 N. Loop East Freeway	Houston, TX	—	439	2,489	1,143	449	3,622	4,071	2,347	1997
4851 Homestead Road	Houston, TX	—	491	2,782	2,236	504	5,005	5,509	3,190	1997
3365-3385 Rauch Street	Houston, TX	—	284	1,611	787	290	2,392	2,682	1,527	1997
5050 Campbell Road	Houston, TX	—	461	2,610	1,886	470	4,487	4,957	2,528	1997
4300 Pine Timbers Street	Houston, TX	—	489	2,769	1,436	499	4,195	4,694	2,706	1997
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,701	792	7,017	7,809	4,158	1997
6550 Long Point Road	Houston, TX	—	362	2,050	1,029	370	3,071	3,441	2,019	1997
1815 Turning Basin Drive	Houston, TX	—	487	2,761	3,424	531	6,141	6,672	3,203	1997
1819 Turning Basin Drive	Houston, TX	—	231	1,308	1,749	251	3,037	3,288	1,659	1997
1805 Turning Basin Drive	Houston, TX	—	564	3,197	3,265	616	6,410	7,026	3,651	1997
11505 State Highway 225	LaPorte City, TX	—	940	4,675	259	940	4,934	5,874	2,500	2005
1500 E. Main Street	LaPorte City, TX	—	201	1,328	(91)	204	1,234	1,438	1,223	2005
7230-7238 Wynnwood Lane	Houston, TX	—	254	764	286	259	1,045	1,304	863	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
7240-7248 Wynnwood Lane	Houston, TX	—	271	726	476	276	1,197	1,473	896	2007
7250-7260 Wynnwood Lane	Houston, TX	—	200	481	1,469	203	1,947	2,150	1,695	2007
6400 Long Point Road	Houston, TX	—	188	898	250	188	1,148	1,336	830	2007
4526 N. Sam Houston Parkway	Houston, TX	—	5,307	—	79	5,386	—	5,386	—	2008
7967 Blankenship Drive	Houston, TX	—	307	1,166	161	307	1,327	1,634	895	2010
4800 W. Greens Road	Houston, TX	—	3,350	—	11,261	3,312	11,299	14,611	6,460	2014
611 E. Sam Houston Parkway S.	Pasadena, TX	—	1,970	7,431	255	2,013	7,643	9,656	1,913	2015
619 E. Sam Houston Parkway S.	Pasadena, TX	—	2,879	11,713	205	2,876	11,921	14,797	3,212	2015
6913 Guhn Road	Houston, TX	—	1,367	—	7,480	1,367	7,480	8,847	1,668	2018
607 E. Sam Houston Parkway	Pasedena, TX	—	2,076	11,674	100	2,076	11,774	13,850	2,099	2018
615 E. Sam Houston Parkway	Pasedena, TX	—	4,265	11,983	380	4,265	12,363	16,628	2,687	2018
2737 W. Grand Parkway N.	Katy, TX	—	2,992	—	11,865	3,419	11,438	14,857	2,370	2019
2747 W. Grand Parkway N.	Katy, TX	—	2,885	—	13,325	2,885	13,325	16,210	3,096	2019
603 E. Sam Houston Parkway S.	Pasadena, TX	—	1,727	5,526	(27)	1,727	5,499	7,226	362	2023
4434 FM 1405	Baytown, TX	—	1,131	5,853	18	1,131	5,871	7,002	281	2024
4323 Oscar Nelson Jr. Drive	Baytown, TX	—	1,060	5,457	11	1,060	5,468	6,528	256	2024
4444 FM 1405	Baytown, TX	—	1,131	5,852	(71)	1,131	5,781	6,912	260	2024
4343 Oscar Nelson Jr. Drive	Baytown, TX	—	1,110	5,746	31	1,110	5,777	6,887	269	2024
8251 Liberty Road	Houston, TX	—	5,844	226	33,592	5,844	33,818	39,662	329	2025
Miami
4700 NW 15th Avenue	Fort Lauderdale, FL	—	908	1,883	326	912	2,205	3,117	1,390	2007
4710 NW 15th Avenue	Fort Lauderdale, FL	—	830	2,722	349	834	3,067	3,901	1,527	2007
4720 NW 15th Avenue	Fort Lauderdale, FL	—	937	2,455	418	942	2,868	3,810	1,510	2007
4740 NW 15th Avenue	Fort Lauderdale, FL	—	1,107	3,111	308	1,112	3,414	4,526	1,777	2007
4750 NW 15th Avenue	Fort Lauderdale, FL	—	947	3,079	1,174	951	4,249	5,200	2,163	2007
4800 NW 15th Avenue	Fort Lauderdale, FL	—	1,092	3,308	203	1,097	3,506	4,603	1,872	2007
6891 NW 74th Street	Medley, FL	—	857	3,428	5,487	864	8,908	9,772	4,403	2007
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	(109)	3,111	4,525	7,636	1,775	2016
2500 NW 19th Street	Pompano Beach, FL	—	6,213	11,117	3,049	6,213	14,166	20,379	5,097	2017
6301 Lyons Road	Coconut Creek, FL	—	5,703	—	10,075	5,714	10,064	15,778	1,954	2020
1501 NW 64th Street	Fort Lauderdale, FL	—	—	—	9,613	—	9,613	9,613	1,717	2021
6499 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	14,568	—	14,568	14,568	2,689	2021
6320 NW 12th Avenue	Fort Lauderdale, FL	—	—	—	11,740	—	11,740	11,740	2,291	2021

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
8801 NW 87th Avenue	Medley, FL	—	15,052	—	24,654	14,982	24,724	39,706	4,039	2021
9001 NW 87th Avenue	Medley, FL	—	7,737	—	12,682	7,682	12,737	20,419	1,945	2021
8404 NW 90th Street	Medley, FL	—	11,606	—	18,149	11,588	18,167	29,755	2,736	2021
1200 NW 15th Street	Pompano Beach, FL	—	8,771	—	11,422	8,788	11,405	20,193	1,284	2021
5301 W. Copans Road	Margate, FL	—	8,679	—	14,378	8,697	14,360	23,057	1,292	2022
11601 NW 107th Street	Miami, FL	—	9,112	10,131	(130)	9,112	10,001	19,113	838	2022
8201 NW 87th Avenue	Medley, FL	—	12,669	—	26,779	12,679	26,769	39,448	2,667	2023
8406 NW 90th Street	Medley, FL	—	11,458	—	23,524	11,463	23,519	34,982	2,076	2023
8400 NW 90th Street	Medley, FL	—	3,262	—	10,791	3,263	10,790	14,053	959	2023
8200 NW 88th Street	Medley, FL	—	7,849	—	21,530	7,852	21,527	29,379	1,086	2024
8901 NW 87th Avenue	Medley, FL	—	11,179	900	30,512	11,239	31,352	42,591	588	2025
2551 NW 19th Street	Pompano Beach, FL	—	2,611	543	10,239	2,611	10,782	13,393	67	2025
Minneapolis/St. Paul
5775 12th Avenue	Shakopee, MN	—	590	—	5,970	590	5,970	6,560	3,119	1998
1157 Valley Park Drive	Shakopee, MN	—	760	—	7,889	888	7,761	8,649	4,595	1999
1087 Park Place	Shakopee, MN	—	1,195	4,891	559	1,198	5,447	6,645	2,760	2005
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	2,067	1,395	10,213	11,608	4,630	2005
4701 Valley Industrial Boulevard S.	Shakopee, MN	—	1,296	7,157	413	1,299	7,567	8,866	5,328	2005
7035 Winnetka Avenue North	Brooklyn Park, MN	—	1,275	—	6,819	1,343	6,751	8,094	2,971	2007
139 Eva Street	St. Paul, MN	—	2,132	3,105	474	2,175	3,536	5,711	1,538	2008
21900 Dodd Boulevard	Lakeville, MN	—	2,289	7,952	2,847	2,289	10,799	13,088	3,013	2010
375 Rivertown Drive	Woodbury, MN	—	2,635	8,157	914	2,635	9,071	11,706	3,795	2014
935 Aldrin Drive	Eagan, MN	—	2,096	7,884	641	2,096	8,525	10,621	3,300	2014
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,415	1,634	7,404	9,038	2,048	2014
7051 W. Broadway Avenue	Brooklyn Park, MN	—	1,275	—	5,829	1,279	5,825	7,104	1,611	2014
Nashville
1931 Air Lane Drive	Nashville, TN	—	489	2,785	1,226	493	4,007	4,500	2,318	1997
4640 Cummings Park	Nashville, TN	—	360	2,040	751	365	2,786	3,151	1,668	1999
1740 River Hills Drive	Nashville, TN	—	848	4,383	2,387	888	6,730	7,618	3,489	2005
211 Ellery Court	Nashville, TN	—	606	3,192	193	616	3,375	3,991	1,898	2007
130 Maddox Road	Mt. Juliet, TN	—	1,778	—	24,287	1,778	24,287	26,065	10,106	2008
1281 Couchville Pike	Mt. Juliet, TN	—	2,620	—	50,973	1,295	52,298	53,593	4,827	2022
400 Maddox Road	Mt. Juliet, TN	—	3,880	—	28,101	810	31,171	31,981	2,581	2022
800 Maddox Road	Mt. Juliet, TN	—	3,840	—	43,464	3,840	43,464	47,304	423	2025
600 Maddox Road	Mt. Juliet, TN	—	378	—	27,438	378	27,438	27,816	278	2025

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	1,228	503	3,943	4,446	2,377	1997
12 World's Fair Drive	Franklin, NJ	—	572	3,240	1,327	593	4,546	5,139	2,811	1997
22 World's Fair Drive	Franklin, NJ	—	364	2,064	535	375	2,588	2,963	1,773	1997
26 World's Fair Drive	Franklin, NJ	—	361	2,048	708	377	2,740	3,117	1,880	1997
24 World's Fair Drive	Franklin, NJ	—	347	1,968	661	362	2,614	2,976	1,737	1997
20 World's Fair Drive	Somerset, NJ	—	9	—	2,874	691	2,192	2,883	1,237	1999
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,918	1,534	10,433	11,967	6,177	2000
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	854	396	3,053	3,449	1,741	2000
2500 Main Street	Sayreville, NJ	—	944	—	5,325	944	5,325	6,269	2,732	2002
2400 Main Street	Sayreville, NJ	—	996	—	6,096	996	6,096	7,092	3,080	2003
7851 Airport Highway	Pennsauken, NJ	—	160	508	829	162	1,335	1,497	690	2003
309-313 Pierce Street	Somerset, NJ	—	1,300	4,628	788	1,309	5,407	6,716	3,305	2004
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,223	9,730	26,223	35,953	7,013	2016
301 Bordentown-Hedding Road	Bordentown, NJ	—	3,983	15,881	(253)	3,984	15,627	19,611	4,404	2017
302 Bordentown-Hedding Road	Bordentown, NJ	—	2,738	8,190	522	2,738	8,712	11,450	2,583	2018
304 Bordentown-Hedding Road	Bordentown, NJ	—	3,684	—	7,954	3,688	7,950	11,638	1,241	2019
445 Rising Sun Road	Bordentown, NJ	—	8,578	760	20,766	8,578	21,526	30,104	1,825	2022
Northern California
8649 Kiefer Boulevard	Sacramento, CA	—	4,376	—	57	4,433	—	4,433	—	2008
18501 W. Stanford Road	Tracy, CA	—	12,966	—	194	13,160	—	13,160	—	2008
27403 Industrial Boulevard	Hayward, CA	—	3,440	1,848	233	3,440	2,081	5,521	948	2020
4160-4170 Business Center Drive	Fremont, CA	—	4,897	4,206	820	4,897	5,026	9,923	1,472	2020
4200 Business Center Drive	Fremont, CA	—	5,112	3,829	442	5,158	4,225	9,383	1,117	2020
22950 Clawiter Road	Hayward, CA	—	3,312	2,023	2,251	3,312	4,274	7,586	535	2020
42650 Osgood Road	Fremont, CA	—	4,183	3,930	373	4,183	4,303	8,486	609	2021
2085 Burroughs Avenue	San Leandro, CA	—	5,764	7,263	923	5,764	8,186	13,950	1,332	2021
211 Parr Boulevard	Richmond, CA	—	6,478	—	231	6,478	231	6,709	—	2021
24200 Clawiter Road	Hayward, CA	—	11,446	3,707	36	11,449	3,740	15,189	1,058	2022
14951 Catalina Street	San Leandro, CA	—	4,690	3,527	301	4,673	3,845	8,518	477	2022
24101 Whitesell Street	Hayward, CA	—	7,194	—	12,543	7,195	12,542	19,737	770	2023
6201 S. Newcastle Road	Stockton, CA	—	7,654	—	101,352	5,865	103,141	109,006	4,704	2024
415 Aldo Avenue & 420 Nelo Street	Santa Clara, CA	—	9,999	116	79	9,986	208	10,194	7	2025

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	949	920	5,551	6,471	3,202	2005
6005 24th Street East	Bradenton, FL	—	6,377	—	57	6,434	—	6,434	—	2008
8751 Skinner Court	Orlando, FL	—	1,691	7,249	108	1,692	7,356	9,048	2,301	2016
4473 Shader Road	Orlando, FL	—	2,094	10,444	57	2,094	10,501	12,595	3,278	2016
550 Gills Drive	Orlando, FL	—	1,321	6,176	96	1,321	6,272	7,593	1,671	2017
450 Gills Drive	Orlando, FL	—	1,031	6,406	79	1,031	6,485	7,516	1,415	2017
4401 Shader Road	Orlando, FL	—	1,037	7,116	(89)	1,037	7,027	8,064	1,380	2018
770 Gills Drive	Orlando, FL	—	851	5,195	93	851	5,288	6,139	903	2019
2234 W. Taft Vineland Road	Orlando, FL	—	1,748	9,635	307	1,750	9,940	11,690	1,342	2021
1301 Flora Boulevard	Kissimmee, FL	—	1,863	16	9,638	2,414	9,103	11,517	957	2023
1401-1419 Flora Boulevard	Kissimmee, FL	—	1,895	18	8,171	2,454	7,630	10,084	717	2023
1629 Flora Boulevard	Kissimmee, FL	—	1,968	19	9,408	2,548	8,847	11,395	817	2023
1701-1737 Flora Boulevard	Kissimmee, FL	—	2,685	25	11,266	3,476	10,500	13,976	764	2023
5711 N. Pine Hills Road	Orlando, FL	—	2,206	—	15,031	2,206	15,031	17,237	140	2025
Phoenix
1045 S. Edward Drive	Tempe, AZ	—	390	2,160	951	396	3,105	3,501	1,763	1999
50 S. 56th Street	Chandler, AZ	—	1,206	3,218	856	1,252	4,028	5,280	2,115	2004
245 W. Lodge Drive	Tempe, AZ	—	898	3,066	(2,072)	362	1,530	1,892	777	2007
1590 E. Riverview Drive	Phoenix, AZ	—	1,293	5,950	1,659	1,292	7,610	8,902	2,725	2008
14131 N. Rio Vista Boulevard	Peoria, AZ	—	2,563	9,388	536	2,563	9,924	12,487	3,694	2008
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	1,015	2,709	11,985	14,694	4,540	2008
3815 W. Washington Street	Phoenix, AZ	—	1,675	4,514	(152)	1,719	4,318	6,037	1,872	2008
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	3,101	1,923	9,887	11,810	4,075	2008
8644 W. Ludlow Drive	Peoria, AZ	—	1,726	7,216	(590)	1,726	6,626	8,352	1,976	2014
8606 W. Ludlow Drive	Peoria, AZ	—	956	2,668	(182)	956	2,486	3,442	700	2014
8679 W. Ludlow Drive	Peoria, AZ	—	672	2,791	(391)	672	2,400	3,072	621	2014
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,685	4,315	16,685	21,000	4,385	2015
16560 W. Sells Drive	Goodyear, AZ	—	6,259	—	31,423	6,271	31,411	37,682	10,896	2018
16951 W. Camelback Road	Goodyear, AZ	—	1,805	—	5,376	1,805	5,376	7,181	838	2019
3600 N. Cotton Lane	Goodyear, AZ	—	5,660	—	43,128	5,659	43,129	48,788	8,010	2020
3350 N. Cotton Lane	Goodyear, AZ	—	6,373	31,198	2,817	6,373	34,015	40,388	7,102	2020
PV 303	Goodyear, AZ	—	12,451	1,961	3,922	12,408	5,926	18,334	—	2021
4580 N. Pebble Creek Parkway	Goodyear, AZ	—	8,714	—	59,457	8,777	59,394	68,171	9,881	2022
5101 N. Cotton Lane	Litchfield Park, AZ	—	9,917	42,586	23	9,917	42,609	52,526	2,283	2025
5301 N. Cotton Lane	Litchfield Park, AZ	—	8,868	46,002	—	8,868	46,002	54,870	1,483	2025
5501 N. Cotton Lane	Litchfield Park, AZ	—	20,870	94,408	—	20,870	94,408	115,278	664	2025

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
Seattle
1901 Raymond Avenue SW	Renton, WA	—	4,458	2,659	951	4,594	3,474	8,068	2,051	2008
19014 64th Avenue South	Kent, WA	—	1,990	3,979	613	2,042	4,540	6,582	3,159	2008
18640 68th Avenue South	Kent, WA	—	1,218	1,950	260	1,258	2,170	3,428	1,578	2008
621 37th Street NW	Auburn, WA	—	6,403	—	104	6,507	—	6,507	—	2008
6407 S. 210th Street	Kent, WA	—	1,737	3,508	(92)	1,737	3,416	5,153	855	2018
1402 Puyallup Street	Sumner, WA	—	3,766	4,457	679	3,766	5,136	8,902	984	2018
22718 58th Place	Kent, WA	—	1,446	2,388	129	1,447	2,516	3,963	849	2019
14302 24th Street East	Sumner, WA	—	2,643	—	10,076	2,643	10,076	12,719	2,890	2019
1508 Valentine Avenue	Pacific, WA	—	18,790	3,051	55	18,786	3,110	21,896	725	2022
10920 Steele Street	Lakewood, WA	—	6,706	16	18,507	6,706	18,523	25,229	1,671	2022
20320 80th Avenue South	Kent, WA	—	4,136	1,072	136	4,132	1,212	5,344	149	2022
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	—	1,746	3,148	971	1,822	4,043	5,865	2,912	2005
2000 Vista Bella Way	Rancho Dominguez, CA	—	817	1,673	498	853	2,135	2,988	1,559	2005
2835 East Ana Street	Rancho Dominguez, CA	—	1,682	2,750	721	1,772	3,381	5,153	2,541	2005
665 N. Baldwin Park Boulevard	City of Industry, CA	—	2,124	5,219	3,104	2,143	8,304	10,447	4,637	2006
27801 Avenue Scott	Santa Clarita, CA	—	2,890	7,020	1,145	2,902	8,153	11,055	4,851	2006
2610 & 2660 Columbia Street	Torrance, CA	—	3,008	5,826	1,998	3,031	7,801	10,832	4,043	2006
433 Alaska Avenue	Torrance, CA	—	681	168	861	684	1,026	1,710	417	2006
2325 Camino Vida Roble	Carlsbad, CA	—	1,441	1,239	2,128	1,446	3,362	4,808	1,329	2006
2335 Camino Vida Roble	Carlsbad, CA	—	817	762	171	821	929	1,750	607	2006
2345 Camino Vida Roble	Carlsbad, CA	—	562	456	536	565	989	1,554	410	2006
2355 Camino Vida Roble	Carlsbad, CA	—	481	365	227	483	590	1,073	419	2006
2365 Camino Vida Roble	Carlsbad, CA	—	1,098	630	154	1,102	780	1,882	494	2006
2375 Camino Vida Roble	Carlsbad, CA	—	1,210	874	161	1,214	1,031	2,245	733	2006
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	1,139	2,895	3,060	5,955	2,165	2006
13100 Gregg Street	Poway, CA	—	1,040	4,160	660	1,073	4,787	5,860	3,410	2007
21730-21748 Marilla Street	Chatsworth, CA	—	2,585	3,210	550	2,608	3,737	6,345	2,277	2007
8015 Paramount Boulevard	Pico Rivera, CA	—	3,616	3,902	(893)	3,657	2,968	6,625	1,852	2007
3365 E. Slauson Avenue	Vernon, CA	—	2,367	3,243	(862)	2,396	2,352	4,748	1,469	2007
3015 East Ana Street	Rancho Dominguez, CA	—	19,678	9,321	17,588	20,144	26,443	46,587	13,450	2007

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
1250 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,435	779	103	1,441	876	2,317	682	2007
1260 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,353	722	(599)	675	801	1,476	450	2007
1270 Rancho Conejo Boulevard	Thousand Oaks, CA	—	1,224	716	(2)	1,229	709	1,938	541	2007
777 190th Street	Gardena, CA	—	13,533	—	4,327	13,534	4,326	17,860	1,854	2007
14050 Day Street	Moreno Valley, CA	—	2,538	2,538	368	2,565	2,879	5,444	1,707	2008
12925 Marlay Avenue	Fontana, CA	—	6,072	7,891	(44)	6,090	7,829	13,919	6,510	2008
18201-18291 Santa Fe Avenue	Rancho Dominguez, CA	—	6,720	—	9,132	6,897	8,955	15,852	3,935	2008
1011 Rancho Conejo Boulevard	Thousand Oaks, CA	—	7,717	2,518	(201)	7,752	2,282	10,034	1,909	2008
20700 Denker Avenue	Torrance, CA	—	5,767	2,538	1,006	5,964	3,346	9,310	2,543	2008
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	1,210	2,874	4,036	6,910	2,531	2008
2175 Cactus Road East	San Diego, CA	—	5,958	—	8,720	6,025	8,653	14,678	3,339	2008
2175 Cactus Road West	San Diego, CA	—	10,373	—	153	10,526	—	10,526	—	2008
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	557	8,545	7,696	16,241	3,079	2008
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	23,708	6,482	30,768	37,250	10,428	2012
6185 Kimball Avenue	Chino, CA	—	6,385	—	10,993	6,382	10,997	17,379	3,484	2013
5553 Bandini Boulevard	Bell, CA	—	32,536	—	21,521	32,540	21,517	54,057	6,648	2013
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	1,901	—	8,732	8,732	2,933	2014
4710 Guasti Road	Ontario, CA	—	2,846	6,564	521	2,846	7,085	9,931	2,102	2014
17100 Perris Boulevard	Moreno Valley, CA	—	6,388	—	25,801	6,395	25,794	32,189	9,261	2014
13414 S. Figueroa Street	Los Angeles, CA	—	1,701	—	6,618	1,887	6,432	8,319	1,873	2014
3841 Ocean Ranch Boulevard	Oceanside, CA	—	4,400	—	6,713	4,400	6,713	11,113	1,689	2015
3831 Ocean Ranch Boulevard	Oceanside, CA	—	2,693	—	3,874	2,694	3,873	6,567	977	2015
3821 Ocean Ranch Boulevard	Oceanside, CA	—	2,792	—	3,881	2,792	3,881	6,673	983	2015
145 W. 134th Street	Los Angeles, CA	—	2,901	2,285	25	2,901	2,310	5,211	830	2015
6150 Sycamore Canyon Boulevard	Riverside, CA	—	3,182	10,643	(608)	3,182	10,035	13,217	2,707	2015
17825 Indian Street	Moreno Valley, CA	—	5,034	22,095	(250)	5,034	21,845	26,879	6,834	2015
24901 San Michele Road	Moreno Valley, CA	—	1,274	—	11,583	1,274	11,583	12,857	2,755	2016
1445 Engineer Street	Vista, CA	—	6,816	4,417	1,212	6,816	5,629	12,445	2,121	2016
19067 Reyes Avenue	Rancho Dominguez, CA	—	9,281	3,920	3,811	9,381	7,631	17,012	1,823	2016
10586 Tamarind Avenue	Fontana, CA	—	4,275	8,275	4	4,275	8,279	12,554	2,106	2017
2777 Loker Avenue West	Carlsbad, CA	—	7,599	13,267	358	7,599	13,625	21,224	3,735	2017
7105 Old 215 Frontage Road	Riverside, CA	—	4,900	—	12,294	4,900	12,294	17,194	2,648	2017
28545 Livingston Avenue	Valencia, CA	—	9,813	10,954	3,160	9,813	14,114	23,927	4,257	2018

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
3801 Ocean Ranch Boulevard	Oceanside, CA	2,425	2,907	6,151	189	2,909	6,338	9,247	1,612	2018
3809 Ocean Ranch Boulevard	Oceanside, CA	2,677	3,140	6,964	101	3,141	7,064	10,205	1,693	2018
3817 Ocean Ranch Boulevard	Oceanside, CA	4,193	5,438	10,278	273	5,442	10,547	15,989	2,740	2018
24385 Nandina Avenue	Moreno Valley, CA	—	17,023	—	63,296	17,066	63,253	80,319	14,290	2018
14999 Summit Drive	Eastvale, CA	—	1,508	—	2,947	1,508	2,947	4,455	569	2018
14969 Summit Drive	Eastvale, CA	—	3,847	—	9,274	3,847	9,274	13,121	1,787	2018
14939 Summit Drive	Eastvale, CA	—	3,107	—	8,280	3,107	8,280	11,387	1,625	2018
14909 Summit Drive	Eastvale, CA	—	7,099	—	17,994	7,099	17,994	25,093	3,468	2018
14940 Summit Drive	Eastvale, CA	—	5,423	—	13,208	5,423	13,208	18,631	2,517	2018
14910 Summit Drive	Eastvale, CA	—	1,873	—	5,331	1,873	5,331	7,204	1,568	2018
930 Columbia Avenue	Riverside, CA	—	1,813	3,840	360	1,810	4,203	6,013	785	2019
305 Sequoia Avenue	Ontario, CA	—	6,641	8,155	49	6,640	8,205	14,845	1,502	2019
3051 E. Maria Street	Rancho Dominguez, CA	—	1,392	1,532	46	1,392	1,578	2,970	389	2019
1709-1811 W. Mahalo Place	Compton, CA	—	2,132	1,961	(20)	2,130	1,943	4,073	475	2019
1964 Kellogg Avenue	Carlsbad, CA	—	3,836	3,524	344	3,836	3,868	7,704	803	2019
353 Perry Street	Perris, CA	—	1,780	—	18,946	1,788	18,938	20,726	2,944	2019
8572 Spectrum Lane	San Diego, CA	—	806	3,225	1,029	806	4,254	5,060	727	2019
801-817 E. Anaheim Street	Wilmington, CA	—	5,712	434	155	5,712	589	6,301	64	2019
10780 Redwood Avenue	Fontana, CA	—	13,410	—	23,302	13,402	23,310	36,712	3,736	2020
14518 Santa Ana Avenue	Fontana, CA	—	1,745	—	4,719	1,745	4,719	6,464	669	2020
11253 Redwood Avenue	Fontana, CA	—	3,333	—	8,460	3,333	8,460	11,793	1,131	2020
24665 Nandina Avenue	Moreno Valley, CA	—	4,016	—	17,078	4,066	17,028	21,094	2,188	2021
19302-19400 S. Laurel Park Road	Rancho Dominguez, CA	—	12,816	1,649	6,239	12,815	7,889	20,704	771	2022
3125 Wilson Avenue	Perris, CA	—	4,328	—	24,256	4,328	24,256	28,584	2,574	2022
680 Columbia Avenue	Riverside, CA	—	936	5,117	(59)	936	5,058	5,994	562	2022
1458 E. Mission Boulevard	Pomona, CA	—	1,267	4,813	4	1,267	4,817	6,084	491	2022
2755 S. Willow Avenue	Rialto, CA	—	17,155	4,258	(415)	17,155	3,843	20,998	1,102	2022
8410 Arjons Drive	San Diego, CA	—	3,757	2,885	(9)	3,757	2,876	6,633	317	2022
7666 Formula Place	San Diego, CA	—	6,909	3,549	156	6,899	3,715	10,614	417	2022
2042 S. Grove Avenue	Ontario, CA	—	15,358	404	37	15,355	444	15,799	78	2022
13484 Colombard Court	Fontana, CA	—	11,339	660	2,390	11,339	3,050	14,389	524	2022
15551 Boyle Avenue	Fontana, CA	—	5,405	—	14,162	5,405	14,162	19,567	847	2023
27426 Pioneer Avenue	Redlands, CA	—	26,470	542	46,810	26,367	47,455	73,822	3,257	2023

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2025
			Initial Cost		(b) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/25				Year Acquired/ Constructed
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	(c) Accumulated Depreciation 12/31/2025
		(In thousands)
13769 Arrow Route	Fontana, CA	—	3,124	2,619	19	3,124	2,638	5,762	235	2023
1250 E. Francis Street	Ontario, CA	—	5,109	870	—	5,109	870	5,979	107	2023
13351 12th Street	Chino, CA	—	22,389	1,803	116	22,436	1,872	24,308	423	2023
3870 Seville Avenue	Vernon, CA	—	12,226	1,829	5	12,226	1,834	14,060	336	2024
473 E. Rider Street	Perris, CA	—	7,439	—	34,891	7,428	34,902	42,330	1,918	2024
4742 Redlands Avenue	Perris, CA	—	2,088	—	24,527	2,088	24,527	26,615	1,257	2024
3175 Wilson Avenue	Perris, CA	—	3,594	—	23,019	3,594	23,019	26,613	1,149	2024
Developments in Process
First Park 33 Building I	Easton, PA	—	4,903	366	18,085	4,903	18,451	23,354	—	N/A
First Park 33 Building II	Easton, PA	—	6,826	509	22,872	6,826	23,381	30,207	—	N/A
First Park 121 Building F	Lewisville, TX	—	—	—	12,154	—	12,154	12,154	—	N/A
First Park New Castle Building B	New Castle, DE	—	4,574	409	16,810	4,579	17,214	21,793	—	N/A
First Park Miami Building 4	Medley, FL	—	12,436	900	12,487	12,467	13,356	25,823	—	N/A
First Arlington Commerce Center III	Arlington, TX	—	711	—	882	714	879	1,593	—	N/A
Land Parcels
Land Parcels		—	433,471	8,970	119,998	430,197	132,242	562,439	508
Total		$9,295	$1,881,282	$1,556,032	$2,930,364	$1,872,086	$4,495,592	$6,367,678	$1,191,767

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025
NOTES:
(a)See description of encumbrances in Note 4 to the Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.
(b)Costs capitalized subsequent to acquisition or completion are net of the write-off of fully depreciated assets and/or valuation provision and include construction in progress.
(c)Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	4 to 25 years
Tenant Improvements, Leasehold Improvements	Shorter of Useful Life or Terms of Related Lease

At December 31, 2025, the aggregate cost of land and buildings and equipment, excluding construction in progress, for federal income tax purpose was approximately $5.9 billion.

The changes in investment in real estate for the three years ended December 31, are as follows:

	2025	2024	2023
	(In thousands)
Balance, Beginning of Year	$5,854,956	$5,714,080	$5,343,039
Acquisition of Real Estate Assets	281,245	78,123	133,936
Construction Costs and Improvements	295,299	165,320	300,226
Disposition of Real Estate Assets	(28,237)	(85,335)	(44,665)
Write-off of Fully Depreciated and Other Assets	(35,585)	(17,232)	(18,456)
Balance, End of Year Including Real Estate Held for Sale	$6,367,678	$5,854,956	$5,714,080
Real Estate Held for Sale (A)	—	(8,564)	—
Balance, End of Year Excluding Real Estate Held for Sale	$6,367,678	$5,846,392	$5,714,080

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2025	2024	2023
	(In thousands)
Balance, Beginning of Year	$1,089,797	$1,009,335	$921,480
Depreciation for Year	148,936	139,202	130,427
Disposition of Real Estate Assets	(15,688)	(41,140)	(24,215)
Write-off of Fully Depreciated and Other Assets	(31,278)	(17,600)	(18,357)
Balance, End of Year Including Real Estate Held for Sale	$1,191,767	$1,089,797	$1,009,335
Real Estate Held for Sale (B)	—	(4,089)	—
Balance, End of Year Excluding Real Estate Held for Sale	$1,191,767	$1,085,708	$1,009,335
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
Date: February 11, 2026

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 11, 2026

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 11, 2026
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 11, 2026
Peter E. Baccile

/S/ TERESA B. BAZEMORE	Director	February 11, 2026
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 11, 2026
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 11, 2026
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 11, 2026
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
Date: February 11, 2026

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: February 11, 2026

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW S. DOMINSKI	Chairman of the Board of Directors	February 11, 2026
Matthew S. Dominski

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 11, 2026
Peter E. Baccile

/S/ TERESA B. BAZEMORE	Director	February 11, 2026
Teresa B. Bazemore

/S/ H. PATRICK HACKETT, JR.	Director	February 11, 2026
H. Patrick Hackett, Jr.

/S/ DENISE A. OLSEN	Director	February 11, 2026
Denise A. Olsen

/S/ MARCUS L. SMITH	Director	February 11, 2026
Marcus L. Smith