Form 10-Q
period 2026-03-31
FIRST INDUSTRIAL REALTY TRUST INC; FIRST INDUSTRIAL LP
filed 2026-04-24
CIK 921825, 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
At April 24, 2026, 132,570,424 shares of First Industrial Realty Trust, Inc.'s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2026 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At March 31, 2026, the Company owned an approximate 96.8% common general partnership interest in the Operating Partnership. The remaining approximate 3.2% common limited partnership interests in the Operating Partnership are owned by limited partners. The limited partners of the Operating Partnership primarily include persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership and recipients of RLP Units (as defined in Note 6 to the Consolidated Financial Statements) of the Operating Partnership pursuant to the Company's stock incentive plan. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership's day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
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
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the Consolidated Financial Statements of the Company and those of the Operating Partnership are:
•Equity, Noncontrolling Interest and Partners' Capital. The 3.2% equity interest in the Operating Partnership held by persons or entities other than the Company is classified as limited partners units in the Operating Partnership's financial statements and as a noncontrolling interest in the Company's financial statements.
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

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,859,707	$1,872,086
Buildings and Improvements	4,317,424	4,274,540
Construction in Progress	207,411	221,052
Less: Accumulated Depreciation	(1,223,450)	(1,191,767)
Net Investment in Real Estate	5,161,092	5,175,911
Operating Lease Right-of-Use Assets	19,342	19,589
Cash and Cash Equivalents	37,147	78,032
Tenant Accounts Receivable	13,102	11,857
Investment in Joint Venture	5,769	5,661
Deferred Rent Receivable	183,625	181,088
Prepaid Expenses and Other Assets, Net	352,293	215,943
Total Assets	$5,772,370	$5,688,081
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,205	$9,295
Senior Unsecured Notes, Net	1,439,129	1,438,607
Unsecured Term Loans, Net	992,792	922,494
Unsecured Credit Facility	124,000	183,000
Accounts Payable, Accrued Expenses and Other Liabilities	154,674	178,884
Operating Lease Liabilities	19,239	19,450
Rents Received in Advance and Security Deposits	112,683	114,765
Dividends and Distributions Payable	69,349	62,656
Total Liabilities	2,921,071	2,929,151
Commitments and Contingencies (see Note 12)
Equity:
First Industrial Realty Trust, Inc.'s Equity:
Common Stock ($0.01 par value, 225,000,000 shares authorized and 132,570,424 and 132,470,326 shares issued and outstanding)	1,326	1,325
Additional Paid-in Capital	2,442,693	2,436,238
Retained Earnings	306,731	230,668
Accumulated Other Comprehensive Income	7,050	3,159
Total First Industrial Realty Trust, Inc.'s Equity	2,757,800	2,671,390
Noncontrolling Interests	93,499	87,540
Total Equity	2,851,299	2,758,930
Total Liabilities and Equity	$5,772,370	$5,688,081
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Lease Revenue	$193,877	$175,376
Joint Venture Fees	51	426
Other Revenue	899	1,272
Total Revenues	194,827	177,074
Expenses:
Property Expenses	53,614	48,311
General and Administrative	22,973	15,897
Joint Venture Development Services Expense	31	217
Depreciation and Other Amortization	50,068	43,754
Total Expenses	126,686	108,179
Other Income (Expense):
Gain on Sale of Real Estate	109,032	6,844
Interest Expense	(23,819)	(19,469)
Amortization of Debt Issuance Costs	(1,531)	(963)
Total Other Income (Expense)	83,682	(13,588)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	151,823	55,307
Equity in Income of Joint Venture	108	3,477
Income Tax Provision	(4,013)	(5,900)
Net Income	147,918	52,884
Less: Net Income Attributable to the Noncontrolling Interests	(4,817)	(4,781)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$143,101	$48,103
Net Income Allocable to Participating Securities	(63)	(36)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$143,038	$48,067
Basic and Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.08	$0.36
Weighted Average Shares Outstanding - Basic	132,573	132,415
Weighted Average Shares Outstanding - Diluted	132,640	132,493
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Income	$147,918	$52,884
Mark-to-Market Gain (Loss) on Derivative Instruments	3,917	(8,011)
Amortization of Derivative Instruments	115	102
Comprehensive Income	151,950	44,975
Comprehensive Income Attributable to Noncontrolling Interests	(4,948)	(4,546)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$147,002	$40,429
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited; in thousands, except per share data)

Three Months Ended March 31, 2026:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2025	$1,325	$2,436,238	$230,668	$3,159	$87,540	$2,758,930
Net Income	—	—	143,101	—	4,817	147,918
Other Comprehensive Income	—	—	—	3,901	131	4,032
Stock Based Compensation Activity	1	813	(667)	—	13,910	14,057
Common Stock Dividends and Unit Distributions ($0.500 Per Share/Unit)	—	—	(66,371)	—	(1,968)	(68,339)
Conversion of Limited Partner Units to Common Stock	—	864	—	—	(864)	—
Retirement of Limited Partner Units	—	—	—	—	(19)	(19)
Distributions to Noncontrolling Interests	—	—	—	—	(5,280)	(5,280)
Reallocation - Additional Paid-in Capital	—	4,778	—	—	(4,778)	—
Reallocation - Other Comprehensive Income	—	—	—	(10)	10	—
Balance as of March 31, 2026	$1,326	$2,442,693	$306,731	$7,050	$93,499	$2,851,299

Three Months Ended March 31, 2025:	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,323	$2,425,253	$219,095	$19,936	$80,421	$2,746,028
Net Income	—	—	48,103	—	4,781	52,884
Other Comprehensive Loss	—	—	—	(7,674)	(235)	(7,909)
Stock Based Compensation Activity	1	320	271	—	12,481	13,073
Common Stock Dividends and Unit Distributions ($0.445 Per Share/Unit)	—	—	(59,035)	—	(1,819)	(60,854)
Conversion of Limited Partner Units to Common Stock	—	27	—	—	(27)	—
Reallocation - Additional Paid-in Capital	—	3,520	—	—	(3,520)	—
Reallocation - Other Comprehensive Income	—	—	—	(63)	63	—
Balance as of March 31, 2025	$1,324	$2,429,120	$208,434	$12,199	$92,145	$2,743,222
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$147,918	$52,884
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	40,058	35,345
Amortization of Debt Issuance Costs	1,531	963
Other Amortization, Including Equity Based Compensation	21,057	18,547
Equity in Income of Joint Venture	(108)	(3,477)
Gain on Sale of Real Estate	(109,032)	(6,844)
Straight-line Rental Income and Expense, Net	(3,091)	(6,063)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,393)	(8,993)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(4,048)	6,204
Net Cash Provided by Operating Activities	88,892	88,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	—	(161,791)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(71,308)	(60,190)
Net Proceeds from Sales of Investments in Real Estate	—	11,464
Contributions to and Investments in Joint Venture	—	(2,491)
Other Investing Activity	(1,169)	(340)
Net Cash Used in Investing Activities	(72,477)	(213,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(5,285)	(10,002)
Income Taxes Paid on Vested Equity Compensation	(2,267)	(1,315)
Common Stock Dividends and Unit Distributions Paid	(60,378)	(50,087)
Repayments on Mortgage Loan Payable	(90)	(86)
Proceeds from Unsecured Term Loans	75,000	—
Proceeds from Unsecured Credit Facility	116,000	261,000
Repayments on Unsecured Credit Facility	(175,000)	(89,000)
Distributions to Noncontrolling Interests	(5,280)	—
Net Cash (Used in) Provided by Financing Activities	(57,300)	110,510
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(40,885)	(14,272)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	78,032	51,682
Cash, Cash Equivalents and Restricted Cash, End of Period	$37,147	$37,410

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,961	$2,883
Cash Paid for Operating Lease Liabilities	$696	$706
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$67	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$69,349	$61,467
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interests	$(864)	$(27)
Common Stock	—	—
Additional Paid-in Capital	864	27
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$131,176	$—
Land	(12,408)	—
Construction in Progress	(5,937)	—
Deferred Rent Receivable	(590)	—
Other Assets, Net of Accumulated Amortization	(344)	—
Accounts Payable, Accrued Expenses, Other Liabilities	(2,865)	—
Gain on Sale Recognized Due to Lease Reclassification	$109,032	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$—	$563
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$47,600	$51,225
Improvements Funded by Tenant	$1,898	$—
Write-off of Fully Depreciated Assets	$(14,302)	$(11,365)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Assets:
Investment in Real Estate:
Land	$1,859,707	$1,872,086
Buildings and Improvements	4,317,424	4,274,540
Construction in Progress	207,411	221,052
Less: Accumulated Depreciation	(1,223,450)	(1,191,767)
Net Investment in Real Estate (including $286,794 and $288,680 related to consolidated variable interest entities, see Note 5)	5,161,092	5,175,911
Operating Lease Right-of-Use Assets	19,342	19,589
Cash and Cash Equivalents	37,147	78,032
Tenant Accounts Receivable	13,102	11,857
Investment in Joint Venture	5,769	5,661
Deferred Rent Receivable	183,625	181,088
Prepaid Expenses and Other Assets, Net	361,428	225,099
Total Assets	$5,781,505	$5,697,237
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Indebtedness:
Mortgage Loan Payable	$9,205	$9,295
Senior Unsecured Notes, Net	1,439,129	1,438,607
Unsecured Term Loans, Net	992,792	922,494
Unsecured Credit Facility	124,000	183,000
Accounts Payable, Accrued Expenses and Other Liabilities	154,674	178,884
Operating Lease Liabilities	19,239	19,450
Rents Received in Advance and Security Deposits	112,683	114,765
Distributions Payable	69,349	62,656
Total Liabilities	2,921,071	2,929,151
Commitments and Contingencies (see Note 12)
Partners' Capital:
First Industrial, L.P.'s Partners' Capital:
General Partner Units (132,570,424 and 132,470,326 units outstanding)	2,691,927	2,614,216
Limited Partner Units (4,446,026 and 4,031,088 units outstanding)	159,350	143,488
Accumulated Other Comprehensive Income	7,288	3,256
Total First Industrial, L.P.'s Partners' Capital	2,858,565	2,760,960
Noncontrolling Interests	1,869	7,126
Total Partners' Capital	2,860,434	2,768,086
Total Liabilities and Partners' Capital	$5,781,505	$5,697,237
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per Unit data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Lease Revenue	$193,877	$175,376
Joint Venture Fees	51	426
Other Revenue	899	1,272
Total Revenues	194,827	177,074
Expenses:
Property Expenses	53,614	48,311
General and Administrative	22,973	15,897
Joint Venture Development Services Expense	31	217
Depreciation and Other Amortization	50,068	43,754
Total Expenses	126,686	108,179
Other Income (Expense):
Gain on Sale of Real Estate	109,032	6,844
Interest Expense	(23,819)	(19,469)
Amortization of Debt Issuance Costs	(1,531)	(963)
Total Other Income (Expense)	83,682	(13,588)
Income from Operations Before Equity in Income of Joint Venture and Income Tax Provision	151,823	55,307
Equity in Income of Joint Venture	108	3,477
Income Tax Provision	(4,013)	(5,900)
Net Income	147,918	52,884
Less: Net Income Attributable to the Noncontrolling Interests	(44)	(3,338)
Net Income Available to Unitholders and Participating Securities	$147,874	$49,546
Net Income Allocable to Participating Securities	(187)	(84)
Net Income Available to Unitholders	$147,687	$49,462
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.09	$0.37
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.08	$0.36
Weighted Average Units Outstanding - Basic	135,915	135,440
Weighted Average Units Outstanding - Diluted	136,493	136,115
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Income	$147,918	$52,884
Mark-to-Market Gain (Loss) on Derivative Instruments	3,917	(8,011)
Amortization of Derivative Instruments	115	102
Comprehensive Income	151,950	44,975
Comprehensive Income Attributable to Noncontrolling Interests	(44)	(3,338)
Comprehensive Income Attributable to Unitholders	$151,906	$41,637
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited; in thousands, except per Unit data)

Three Months Ended March 31, 2026:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance as of December 31, 2025	$2,614,216	$143,488	$3,256	$7,126	$2,768,086
Net Income	143,071	4,803	—	44	147,918
Other Comprehensive Income	—	—	4,032	—	4,032
Stock Based Compensation Activity	147	13,910	—	—	14,057
Unit Distributions ($0.500 Per Unit)	(66,371)	(1,968)	—	—	(68,339)
Conversion of Limited Partner Units to General Partner Units	864	(864)	—	—	—
Retirement of Limited Partner Units	—	(19)	—	—	(19)
Contributions from Noncontrolling Interests	—	—	—	2	2
Distributions to Noncontrolling Interests	—	—	—	(5,303)	(5,303)
Balance as of March 31, 2026	$2,691,927	$159,350	$7,288	$1,869	$2,860,434

Three Months Ended March 31, 2025:	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2024	$2,598,962	$127,870	$20,485	$7,940	$2,755,257
Net Income	48,071	1,475	—	3,338	52,884
Other Comprehensive Loss	—	—	(7,909)	—	(7,909)
Stock Based Compensation Activity	592	12,481	—	—	13,073
Unit Distributions ($0.445 Per Unit)	(59,035)	(1,819)	—	—	(60,854)
Conversion of Limited Partner Units to General Partner Units	27	(27)	—	—	—
Contributions from Noncontrolling Interests	—	—	—	6	6
Distributions to Noncontrolling Interests	—	—	—	(25)	(25)
Balance as of March 31, 2025	$2,588,617	$139,980	$12,576	$11,259	$2,752,432
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$147,918	$52,884
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	40,058	35,345
Amortization of Debt Issuance Costs	1,531	963
Other Amortization, Including Equity Based Compensation	21,057	18,547
Equity in Income of Joint Venture	(108)	(3,477)
Gain on Sale of Real Estate	(109,032)	(6,844)
Straight-line Rental Income and Expense, Net	(3,091)	(6,063)
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,372)	(8,974)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(4,048)	6,204
Net Cash Provided by Operating Activities	88,913	88,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	—	(161,791)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(71,308)	(60,190)
Net Proceeds from Sales of Investments in Real Estate	—	11,464
Contributions to and Investments in the Joint Venture	—	(2,491)
Other Investing Activity	(1,169)	(340)
Net Cash Used in Investing Activities	(72,477)	(213,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Issuance Costs	(5,285)	(10,002)
Income Taxes Paid on Vested Equity Compensation	(2,267)	(1,315)
Unit Distributions Paid	(60,378)	(50,087)
Contributions from Noncontrolling Interests	2	6
Distributions to Noncontrolling Interests	(5,303)	(25)
Repayments on Mortgage Loan Payable	(90)	(86)
Proceeds from Unsecured Term Loans	75,000	—
Proceeds from Unsecured Credit Facility	116,000	261,000
Repayments on Unsecured Credit Facility	(175,000)	(89,000)
Net Cash (Used in) Provided by Financing Activities	(57,321)	110,491
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(40,885)	(14,272)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	78,032	51,682
Cash, Cash Equivalents and Restricted Cash, End of Period	$37,147	$37,410

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited; in thousands)
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Expense Capitalized in Connection with Development Activity	$2,961	$2,883
Cash Paid for Operating Lease Liabilities	$696	$706
Supplemental Schedule of Non-Cash Operating Activities:
Operating Lease Liabilities Arising from Obtaining Right-of-Use Assets	$67	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$69,349	$61,467
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(864)	$(27)
General Partner Units	864	27
Total	$—	$—
Lease Reclassification from Operating Lease to Sales-Type Lease:
Lease Receivable	$131,176	$—
Land	(12,408)	—
Construction in Progress	(5,937)	—
Deferred Rent Receivable	(590)	—
Other Assets, Net of Accumulated Amortization	(344)	—
Accounts Payable, Accrued Expenses, Other Liabilities	(2,865)	—
Gain on Sale Recognized Due to Lease Reclassification	$109,032	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$—	$563
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$47,600	$51,225
Improvements Funded by Tenant	$1,898	$—
Write-off of Fully Depreciated Assets	$(14,302)	$(11,365)
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
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.8% ownership interest ("General Partner Units") at March 31, 2026. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The Company's noncontrolling interest in the Operating Partnership of approximately 3.2% at March 31, 2026 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units"). The limited partners of the Operating Partnership are persons or entities who contributed their direct or indirect interests in properties to the Operating Partnership in exchange for common Limited Partner Units of the Operating Partnership and/or recipients of RLP Units of the Operating Partnership (see Note 6) pursuant to the Company's stock incentive plan.
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
As of March 31, 2026, we owned 420 industrial properties located in 19 states, containing an aggregate of approximately 70.9 million square feet of gross leasable area ("GLA"). Of the 420 properties owned on a consolidated basis, none of them are directly owned by the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") and should be read in conjunction with such Consolidated Financial Statements and related notes. The 2025 year end Consolidated Balance Sheet data included in this Form 10-Q filing was derived from the audited Consolidated Financial Statements in our 2025 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim Consolidated Financial Statements highlight significant changes to the notes included in the December 31, 2025 audited Consolidated Financial Statements included in our 2025 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
Use of Estimates
In order to conform with GAAP, in preparation of our Consolidated Financial Statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2026 and December 31, 2025, and the reported amounts of revenues and expenses for the three months ended March 31, 2026 and 2025. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2026 and December 31, 2025, the results of our operations and comprehensive income for each of the three months ended March 31, 2026 and 2025, and our cash flows for each of the three months ended March 31, 2026 and 2025. All adjustments are of a normal recurring nature.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.
3. Investment in Real Estate
Gain on Sales-Type Lease
During the three months ended March 31, 2026, a tenant exercised its option to purchase a land site located in Phoenix, Arizona. The option provides for a fixed purchase price and an expected closing date in June 2026. Upon exercise of the option, we reassessed the lease classification and, based on various qualitative factors, determined that it was reasonably certain the tenant would complete the purchase. Accordingly, the lease was reclassified from an operating lease to a sales-type lease, resulting in a recognized gain of $109,032, which is reflected as Gain on Sale of Real Estate, on our Consolidated Statements of Operations. In connection with this reclassification, we derecognized the carrying value of the property and recorded a lease receivable of $131,176, which is included in Prepaid and Other Assets, Net on our Consolidated Balance Sheets.

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2026	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2026	December 31, 2025
Mortgage Loan Payable	$9,205	$9,295	4.17%	4.17%	8/1/2028
Senior Unsecured Notes, Gross
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2031 Notes	450,000	450,000	5.25%	5.41%	1/15/2031
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2027 Private Placement Notes	125,000	125,000	4.30%	4.30%	4/20/2027
2028 Private Placement Notes	150,000	150,000	3.86%	3.86%	2/15/2028
2029 Private Placement Notes	75,000	75,000	4.40%	4.40%	4/20/2029
2029 II Private Placement Notes	150,000	150,000	3.97%	4.23%	7/23/2029
2030 Private Placement Notes	150,000	150,000	3.96%	3.96%	2/15/2030
2030 II Private Placement Notes	100,000	100,000	2.74%	2.74%	9/17/2030
2032 Private Placement Notes	200,000	200,000	2.84%	2.84%	9/17/2032
Subtotal	$1,448,571	$1,448,571
Unamortized Debt Issuance Costs	(6,616)	(6,991)
Unamortized Discounts	(2,826)	(2,973)
Senior Unsecured Notes, Net	$1,439,129	$1,438,607
Unsecured Term Loans, Gross
2022 Unsecured Term Loan II	—	300,000	N/A	N/A	N/A
2022 Unsecured Term Loan	—	425,000	N/A	N/A	N/A
2025 Unsecured Term Loan (A)(B)	200,000	200,000	4.00%	N/A	3/17/2028
2026 Unsecured Term Loan II (A)(B)	375,000	—	4.36%	N/A	1/22/2029
2026 Unsecured Term Loan (A)(B)	425,000	—	3.54%	N/A	1/22/2030
Subtotal	$1,000,000	$925,000
Unamortized Debt Issuance Costs	(7,208)	(2,506)
Unsecured Term Loans, Net	$992,792	$922,494
Unsecured Credit Facility (C)	$124,000	$183,000	4.41%	N/A	3/16/2029
_______________
(A) The interest rate at March 31, 2026 reflects the impact of derivative instruments which effectively fix the interest rates on $925,000 of the Unsecured Term Loans. See Note 10.
(B) At our option, and subject to satisfaction of certain conditions, the maturity dates of the 2025 Unsecured Term Loan and the 2026 Unsecured Term Loan II may be extended for up to two additional one-year periods and the maturity date of the 2026 Unsecured Term Loan may be extended for an additional one-year period.
(C) The revolving credit facility has a capacity of $850,000 and, at our option and subject to the satisfaction of certain conditions, the maturity date may be extended pursuant to two six-month extension options. Amounts exclude unamortized debt issuance costs of $6,783 and $7,356 as of March 31, 2026 and December 31, 2025, respectively, which are included in the line item Prepaid Expenses and Other Assets, Net on the Consolidated Balance Sheets.
Mortgage Loan Payable
As of March 31, 2026, the mortgage loan payable is collateralized by industrial properties with a net carrying value of $29,188. We believe the Operating Partnership and the Company were in compliance with all covenants relating to our mortgage loan as of March 31, 2026.

Unsecured Term Loans, Net
On January 22, 2026, we refinanced our $425,000 unsecured term loan (as amended and restated, the "2026 Unsecured Term Loan"), extending its maturity, and our $300,000 unsecured term loan (as amended and restated, the "2026 Unsecured Term Loan II") extending its maturity and increasing the principal by $75,000 to $375,000. In conjunction with these refinancings, we also amended our existing $200,000 unsecured term loan (the "2025 Unsecured Term Loan" and, collectively with the 2026 Unsecured Term Loan and the 2026 Unsecured Term Loan II, the "Unsecured Term Loans") to, among other things, eliminate the 10 basis point SOFR adjustment across all Unsecured Term Loans.
Each of the Unsecured Term Loans provides for monthly interest-only payments and bears interest at a variable rate based on SOFR plus a credit spread of 85 basis points, based on our current credit ratings and consolidated leverage ratio. Each loan is subject to interest rate swap arrangements that fix all or a portion of the SOFR component. See Note 10. Each loan may also be increased at our request and subject to lender participation and customary conditions.
Key Terms of the Unsecured Term Loans:
•2026 Unsecured Term Loan: $425,000 principal; matures January 22, 2030; one optional one-year extension. We have interest rate swaps with an aggregate notional value of $425,000 that fix the SOFR component at 2.69% as of March 31, 2026 and mature on September 30, 2027. The all-in interest rate was 3.54% at March 31, 2026. The loan may be increased up to $575,000.
•2026 Unsecured Term Loan II: principal increased from $300,000 to $375,000; matures January 22, 2029; two optional one-year extensions. We have interest rate swaps with an aggregate notional value of $300,000 that fix the SOFR component at 3.47% as of March 31, 2026, with $150,000 maturing August 1, 2027 and $150,000 maturing December 1, 2028. After giving effect to these swaps, $75,000 of the outstanding principal remains subject to a variable interest rate. The all-in interest rate was 4.36% at March 31, 2026. The loan may be increased up to $475,000.
•2025 Unsecured Term Loan: $200,000 principal; matures March 17, 2028; two optional one-year extensions. We have interest rate swaps with an aggregate notional value of $200,000 that fix the SOFR component at 3.15% as of March 31, 2026 and mature on February 1, 2029. The all-in interest rate was 4.00% at March 31, 2026. The loan may be increased up to $460,000.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of discounts, debt issuance costs and the impact of extension options, for the next five years as of March 31, and thereafter:

Amount
Remainder of 2026	$274
2027	131,449
2028	390,453
2029	724,000
2030	675,000
Thereafter	660,600
Total	$2,581,776
Our unsecured revolving credit agreement (the "Unsecured Credit Facility"), Unsecured Term Loans, our senior notes issued in private placements (the "Private Placement Notes") and the indentures governing our senior unsecured notes contain certain financial covenants. These include, among others, restrictions on the incurrence of additional indebtedness and requirements related to debt service coverage ratios. Under the terms of the Unsecured Credit Facility and Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred, which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe the Operating Partnership and the Company were in compliance with all covenants under the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes as of March 31, 2026. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2026 and December 31, 2025, the fair value of our indebtedness was as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loan Payable	$9,205	$9,046	$9,295	$9,171
Senior Unsecured Notes, Net	1,445,745	1,396,454	1,445,598	1,406,188
Unsecured Term Loans	1,000,000	1,002,103	925,000	926,998
Unsecured Credit Facility	124,000	124,174	183,000	183,000
Total	$2,578,950	$2,531,777	$2,562,893	$2,525,357
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
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships, as reflected in our Consolidated Balance Sheets. All amounts are shown net of intercompany eliminations:

	March 31, 2026	December 31, 2025
ASSETS
Assets:
Net Investment in Real Estate	$286,794	$288,680
Operating Lease Right-of-Use Assets	10,561	10,573
Cash and Cash Equivalents	1,361	2,745
Deferred Rent Receivable	15,724	15,633
Prepaid Expenses and Other Assets, Net	11,152	11,045
Total Assets	$325,592	$328,676
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts Payable, Accrued Expenses and Other Liabilities	$7,942	$6,304
Operating Lease Liabilities	10,142	10,151
Rents Received in Advance and Security Deposits	7,203	7,765
Partners' Capital	300,305	304,456
Total Liabilities and Partners' Capital	$325,592	$328,676

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
During the three months ended March 31, 2026 and 2025, we earned fees of $51 and $465, respectively, from the Joint Venture, related to asset management, property management, leasing and development services we provided to the Joint Venture, of which $0 and $39, respectively, were deferred due to our economic interest in the Joint Venture. During the three months ended March 31, 2026 and 2025, we incurred $31 and $217, respectively, in fees paid for third-party development, property management and leasing services associated with the Joint Venture.
Net income of the Joint Venture for the three months ended March 31, 2026 and 2025 was $157 and $39,879, respectively. Net income for the three months ended March 31, 2025 included a gain on sale of $39,630, of which $39,591 related to the sale of two industrial properties totaling approximately 0.8 million square feet of GLA (the "JV Buildings A & B"). Our economic share of the gain related to the sale of JV Buildings A & B for the three months ended March 31, 2025 was $17,072. However, as we acquired the properties from the Joint Venture, our share of the gain on sale was offset against the basis of the acquired real estate.
During the three months ended March 31, 2026 and 2025, we earned incentive fees of $31 and $7,976, respectively, from the Joint Venture. In connection with our acquisition of JV Buildings A & B during the three months ended March 31, 2025, we offset $6,968 of incentive fees against the basis of the acquired real estate. As a result, $1,008 of incentive fees was recognized in Equity In Income of Joint Venture on the Consolidated Statements of Operations during the three months ended March 31, 2025.
We have provided a completion guarantee to the Joint Venture related to the remaining infrastructure work associated with three industrial buildings the Joint Venture substantially completed during the year ended December 31, 2024, and sold during the year ended December 31, 2025. The infrastructure work is being performed by a third-party general contractor pursuant to a guaranteed maximum price contract. Although it is not possible to estimate the amount of additional costs, if any, that we may incur in connection with this completion guarantee, we do not expect to be required to make any material payments to satisfy the guarantees.
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

6. Equity of the Company and Partners' Capital of the Operating Partnership
Noncontrolling Interest of the Company
The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for Limited Partner Units, as well as the equity positions of the holders of Limited Partner Units issued in connection with the grant of restricted limited partner Units ("RLP Units") pursuant to the Company's stock incentive plan, are collectively referred to as the "Noncontrolling Interests." An RLP Unit is a class of limited partnership interest of the Operating Partnership that is structured as a "profits interest" for U.S. federal income tax purposes and is an award that is granted under our stock incentive plan (see Note 9). Generally, RLP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of the Company's common stock underlying such RLP Units, though receipt of such distributions may be delayed or made contingent on vesting. Once an RLP Unit has vested and received allocations of book income sufficient to increase the book capital account balance associated with such RLP Unit (which will initially be zero) equal to, on a per-unit basis, the book capital account balance associated with a "common" Limited Partner Unit of the Operating Partnership, it automatically becomes a common Limited Partner Unit that is convertible by the holder to one share of the Company's common stock or a cash equivalent, at the Company's option. Net income is allocated to the Noncontrolling Interests based on the weighted average ownership percentage during the period.
Noncontrolling Interest - Joint Venture
Our ownership interest in the Joint Venture is held through the Joint Venture Partnership with a third-party partner and we concluded that we hold the power to direct the activities that most significantly impact the economic performance of the Joint Venture Partnership. As a result, we consolidate the Joint Venture Partnership and reflect our partner's interest in the Joint Venture Partnership that invests in the Joint Venture as a Noncontrolling Interest. Our partner's share of the Joint Venture Partnership's income was $13 and $3,305 for the three months ended March 31, 2026 and 2025, respectively, and was reflected in the Equity in Income of Joint Venture and the Net Income Attributable to the Noncontrolling Interests line items on the Consolidated Statements of Operations. The Noncontrolling Interests line item on the Consolidated Balance Sheets includes our third-party partner's interest of $704 and $5,971 at March 31, 2026 and December 31, 2025, respectively.
ATM Program

On August 21, 2025, we entered into distribution agreements with certain sales agents to sell, from time to time, up to 16,000,000 shares of the Company's common stock, for up to $800,000 in aggregate gross sales proceeds, through "at-the-market" offerings (the "ATM Program"). Each new distribution agreement has a term expiring on May 7, 2028.
Under the terms of the ATM Program, sales are to be made through transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange, sales made through a market maker other than on an exchange or sales made through privately negotiated transactions. During the three months ended March 31, 2026, we did not issue any shares of the Company's common stock under the ATM Program.
Share Purchase Program
On March 13, 2026, we authorized a share purchase program for the repurchase of up to $250,000 outstanding shares of the Company's common stock on the open market, in privately negotiated transactions or by other methods, with the amount and timing of the repurchases to be determined at the Company's discretion, depending on market conditions and corporate needs. During the three months ended March 31, 2026, we did not purchase any common stock of the Company in connection with the share purchase program.

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the Company and the Operating Partnership for the three months ended March 31, 2026:

	Derivative Instruments	Accumulated Other Comprehensive Income of the Operating Partnership	Comprehensive (Loss) Income Attributable to Noncontrolling Interest of the Company	Accumulated Other Comprehensive Income of the Company
Balance as of December 31, 2025	$3,256	$3,256	$(97)	$3,159
Other Comprehensive Income (Loss) Before Reclassifications	5,780	5,780	(141)	5,639
Amounts Reclassified from Accumulated Other Comprehensive Income	(1,748)	(1,748)	—	(1,748)
Net Current Period Other Comprehensive Income	4,032	4,032	(141)	3,891
Balance as of March 31, 2026	$7,288	$7,288	$(238)	$7,050
The following table summarizes the reclassifications out of accumulated other comprehensive income for both the Company and the Operating Partnership for the three months ended March 31, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive (Income) Loss
Details about Accumulated Other Comprehensive (Income) Loss Components	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Affected Line Items in the Consolidated Statements of Operations
Derivative Instruments:
Amortization of Previously Settled Derivative Instruments	$115	$102	Interest Expense
Net Settlement Receipts from our Counterparties	(1,863)	(3,780)	Interest Expense
Total	$(1,748)	$(3,678)
The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we estimate that approximately $5,012 will be reclassified to net income as a decrease to interest expense.

8. Earnings Per Share and Earnings Per Unit ("EPS"/"EPU")
The computation of basic and diluted EPS of the Company is presented below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$143,038	$48,067
Denominator (In Thousands):
Weighted Average Shares - Basic	132,573	132,415
Effect of Dilutive Securities:
Performance Units (See Note 9)	67	78
Weighted Average Shares - Diluted	132,640	132,493
Basic and Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders	$1.08	$0.36
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net Income Available to Unitholders	$147,687	$49,462
Denominator (In Thousands):
Weighted Average Units - Basic	135,915	135,440
Effect of Dilutive Securities:
Performance Units and certain Performance RLP Units (See Note 9)	578	675
Weighted Average Units - Diluted	136,493	136,115
Basic EPU:
Net Income Available to Unitholders	$1.09	$0.37
Diluted EPU:
Net Income Available to Unitholders	$1.08	$0.36
At March 31, 2026 and 2025, participating securities for the Company included 69,739 and 94,445, respectively, of Service Awards (see Note 9), which participate in non-forfeitable distributions. At March 31, 2026 and 2025, participating securities for the Operating Partnership included 197,868 and 215,313, respectively, of Service Awards and certain Performance Awards (see Note 9), which participate in non-forfeitable distributions. Under the two-class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Long-Term Compensation
Awards with Performance Measures
During the three months ended March 31, 2026, 53,052 performance units ("Performance Units") and 322,263 RLP Units ("Performance RLP Units" and, together with the Performance Units, collectively the "Performance Awards") were granted to certain employees based on performance-based criteria, which had a fair value of approximately $12,484 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. A portion of each Performance Award vests based upon the total shareholder return ("TSR") of the Company's common stock compared to the TSR of the FTSE Nareit All Equity Index and the remainder vests based upon the TSR of the Company’s common stock compared to a specified group of peer industrial real estate companies. The performance period for these Performance Awards is three years. Compensation expense is charged to earnings over the applicable vesting period for the Performance Awards. At the end of the measuring period, vested Performance Units convert into shares of common stock. The participant is also entitled to dividend equivalents for shares or RLP Units issued pursuant to vested Performance Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested Performance Units.
Service Based Awards
For the three months ended March 31, 2026, 49,446 shares of restricted stock units ("Service Units") and 109,737 RLP Units ("Service RLP Units" and together with the Service Units, collectively the "Service Awards") were granted to certain employees based on service-based criteria, which had an aggregate fair value of approximately $8,936 on the grant date. The fair value of the Service Awards is based on the Company's stock price on the date such awards were approved by the Compensation Committee of the Board of Directors. The Service Awards granted to employees were based on the prior achievement of certain corporate performance goals and generally vest ratably over a period of three years based on continued employment. Compensation expense is charged to earnings over the applicable vesting periods for the Service Awards. At the end of the service period, vested Service Units convert into shares of common stock. The Operating Partnership issues restricted Unit awards to the Company in the same amount for the restricted stock units.
Retirement Eligibility
All award agreements issued underlying Performance Awards and Service Awards contain a retirement eligibility policy for employees with at least 10 years of continuous service and are at least 60 years old. For employees who meet both the age and service criteria, their awards become non-forfeitable. As such, during the three months ended March 31, 2026, we expensed 100% of the awards granted to retirement-eligible employees at the grant date, treating them as fully vested. For employees who satisfy retirement eligibility requirements during the normal vesting periods, the awards are amortized over the shorter service period.
Outstanding Performance Awards and Service Awards
We recognized $15,055 and $13,930 for the three months ended March 31, 2026 and 2025, respectively, in compensation expense related to the amortization of the Service Awards and the Performance Awards. Service Award and Performance Award amortization capitalized in connection with development activities was $1,713 and $1,853 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, we had $14,042 in unrecognized compensation related to unvested Service Awards and Performance Awards. The weighted average period over which the unrecognized compensation is expected to be recognized is 1.0 year.

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
We had three interest rate swaps with an aggregate notional value of $200,000 that fixed the SOFR rate component at 0.88% and matured on February 2, 2026 (the "2021 Swaps"). In anticipation of the maturity, we entered into three interest rate swaps during 2025, with an aggregate notional value of $200,000, that commenced February 2, 2026, fix the SOFR rate component at 3.15% and mature on February 1, 2029 (the "2026 Swaps").
We have eight interest rate swaps with an aggregate notional value of $425,000 that fix the SOFR rate component at 2.69% and mature on September 30, 2027 (the "2022 Swaps").
We have seven interest rate swaps with an aggregate notional value of $300,000 that fix the SOFR rate component at 3.47%. $150,000 of the aggregate notional value matures on August 1, 2027 (the "2022 II Swaps") and the remaining $150,000 of the aggregate notional value matures on December 1, 2028 (the "2025 Swaps").
The "Outstanding Swaps" are comprised of the 2026 Swaps, the 2022 Swaps, the 2022 II Swaps and the 2025 Swaps.
Our agreements with our derivative counterparties contain cross-default provisions, which may be triggered if we default on other indebtedness, subject to certain thresholds. As of March 31, 2026, we had not posted any collateral under these agreements and were in compliance with all contractual provisions of these agreements. In the event of a breach, we could be required to settle our obligations at the termination values within the agreements.
The following table sets forth our financial assets and liabilities related to the Outstanding Swaps and the 2021 Swaps, which are included in the line items Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets and are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements:
Description	Fair Value at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2022 Swaps	$5,713	—	$5,713	—
2025 Swaps	$1,299	—	$1,299	—
2026 Swaps	$2,027	—	$2,027	—
Liabilities:
2022 II Swaps	$(284)	—	$(284)	—

	Fair Value at December 31, 2025
Derivatives designated as a hedging instrument:
Assets:
2021 Swaps	$500	—	$500	—
2022 Swaps	$4,263	—	$4,263	—
2025 Swaps	$408	—	$408	—
2026 Swaps	$759	—	$759	—
Liabilities:
2022 II Swaps	$(1,092)	—	$(1,092)	—

There was no ineffectiveness recorded on any of the Outstanding Swaps during the three months ended March 31, 2026. See Note 7 for more information regarding our derivatives. The estimated fair value of each of the Outstanding Swaps and the 2021 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty's non-performance risk. We determined that the significant inputs used to value the Outstanding Swaps and the 2021 Swaps fell within Level 2 of the fair value hierarchy.
11. Related Party Transactions
At March 31, 2026 and December 31, 2025, the Operating Partnership had receivable balances of $9,136 and $9,156, respectively, from a direct wholly-owned subsidiary of the Company. Additionally, see Note 5 for transactions with our joint venture.
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership and operation of our industrial properties. In our opinion, any liabilities that may result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
In conjunction with the development of industrial properties, we have entered into construction agreements with general contractors for the development of industrial properties. At March 31, 2026, we had four projects under construction, totaling approximately 0.7 million square feet of GLA. The estimated total investment for these projects as of March 31, 2026 is approximately $124,200, of which approximately $57,300 remains to be funded. There can be no assurance that actual completion costs will not exceed the estimated amounts.
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
•risks associated with our investments in joint ventures, including our lack of sole decision-making authority; and
•other risks and uncertainties described in Item 1A, "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2025 as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the "SEC").
We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements except as may be required by law.

General
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of March 31, 2026, we owned 420 industrial properties located in 19 states, containing an aggregate of approximately 70.9 million square feet of gross leasable area ("GLA"). Of the 420 properties owned on a consolidated basis, none of them are directly owned by the Company.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.8% ownership interest ("General Partner Units") at March 31, 2026. The Operating Partnership also conducts operations through several other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. The noncontrolling interest in the Operating Partnership of approximately 3.2% at March 31, 2026 represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
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
•Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize proceeds from property sales, unsecured debt offerings, unsecured term loans, mortgage financings and borrowings under our $850.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. We also periodically evaluate joint venture arrangements as another source of capital to finance acquisitions and developments as well as manage investment exposure and allocation.

Summary of the Three Months Ended March 31, 2026
Our operating results were strong for the three months ended March 31, 2026, highlighted by a robust 31.7% average increase in cash rental rates on new and renewal commenced leases, tenant retention of 85.7% and quarter-end occupancy of 94.3%, demonstrating healthy demand.
As of March 31, 2026, we had four development projects underway, totaling 0.7 million square feet of GLA, with an aggregate estimated investment of approximately $124.2 million.
During the three months ended March 31, 2026, we completed the following significant real estate transactions:
•We reclassified a 100-acre ground lease in Phoenix from an operating lease to a sales-type lease following the tenant's exercise of a purchase option, resulting in the recognition of a gain on sale of approximately $109 million. The transaction is expected to close in June 2026.
•We substantially completed development of two industrial buildings totaling 0.4 million square feet of GLA in our Philadelphia market.
During the three months ended March 31, 2026, our key financing activities included:
•We declared a first quarter cash dividend of $0.50 per common share or Unit, an increase of 12.4% over the 2025 quarterly dividend rate.
•In January, we refinanced our $425.0 million and $300.0 million unsecured term loans, extending their maturities to January 2030 (with an additional one-year extension option) and January 2029 (with two one-year extension options), respectively. We also increased the principal balance on our $300.0 million term loan by $75.0 million, bringing it to $375.0 million. In connection with these refinancings, we amended our existing $200.0 million unsecured term loan and eliminated the 10 basis point SOFR adjustment across all unsecured term loans.
•We established a new share repurchase program under which the Company may repurchase up to $250 million of common stock.
•As of March 31, 2026, we had $723.9 million of available borrowing capacity under our Unsecured Credit Facility and held $37.1 million in cash and cash equivalents, excluding our Joint Venture partner's 6% interest, which is consolidated in our financial statements.

Results of Operations
The tables below summarize our revenues, property expenses and depreciation and other amortization by category for the three months ended March 31, 2026 and 2025.
Same Store Properties: Same store properties include those that were owned and in service prior to January 1, 2025 and remained in service through March 31, 2026. Same store properties also includes developments and redevelopments placed in service prior to January 1, 2025. A property is considered placed in service when it meets one of the following criteria: (i) acquired properties with occupancy of at least 75% at acquisition, unless we anticipate tenant move-outs within two years of ownership would reduce occupancy below 75%; (ii) acquired properties with occupancy less than 75% at acquisition are placed in service upon reaching the earlier of 90% occupancy or one year subsequent to acquisition; (iii) developments, redevelopments and acquired income-producing land parcels for which our ultimate intent is to redevelop or develop on the land parcel are placed in service upon the earlier of reaching 90% occupancy or one year after construction completion; and (iv) properties acquired with occupancy greater than 75% but with anticipated move out within two years of ownership, are placed in service upon the earlier of reaching 90% occupancy or twelve months after tenant move out. Properties are moved from the same store category to the redevelopment classification when projected capital expenditures are estimated to exceed 20% of the property's undepreciated gross book value.
Acquired Properties: Acquired properties are properties that were purchased subsequent to December 31, 2024 and held as an operating property through March 31, 2026.
Sold Properties: Sold properties are properties that were disposed of subsequent to December 31, 2024.
Developments and Redevelopments: Developments and redevelopments (collectively referred to as "(Re)Developments") include properties that were either: (i) not substantially complete 12 months prior to January 1, 2025; or (ii) not stabilized prior to January 1, 2025.
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
During the three months ended March 31, 2026, a tenant exercised its option to purchase a leased land site located in Phoenix, Arizona. We reclassified the lease from an operating lease to a sales-type lease. As a result of the lease reclassification, the results of operations with this land site were reclassified from the same store property classification to the other classification.
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

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
Our net income was $147.9 million and $52.9 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, the average daily occupancy rate of our same store properties was 94.5% and 95.7%, respectively.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in 000's)
REVENUES
Same Store Properties	$181,782	$171,792	$9,990	5.8%
Acquired Properties	5,479	415	5,064	1,220.2%
Sold Properties	—	728	(728)	(100.0)%
(Re)Developments	4,390	280	4,110	1,467.9%
Other	3,176	3,859	(683)	(17.7)%
Total Revenues	$194,827	$177,074	$17,753	10.0%
Revenues from same store properties increased $10.0 million primarily due to increases in rental rates and tenant recoveries, partially offset by a decrease in occupancy. Revenues from acquired properties increased $5.1 million due to the four industrial properties acquired subsequent to December 31, 2024 totaling approximately 1.9 million square feet of GLA. Revenues from sold properties decreased $0.7 million due to the seven industrial properties sold subsequent to December 31, 2024 totaling approximately 0.3 million square feet of GLA. Revenues from (re)developments increased $4.1 million primarily due to an increase in occupancy. Revenues from other decreased by $0.7 million, primarily due to a decrease in revenues from a previously occupied property that was taken out of service in preparation for future redevelopment as well as decreases in joint venture fees and interest income, partially offset by an increase in revenues from income-producing land parcels.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in 000's)
PROPERTY EXPENSES
Same Store Properties	$45,306	$41,435	$3,871	9.3%
Acquired Properties	881	23	858	3,730.4%
Sold Properties	1	187	(186)	(99.5)%
(Re)Developments	1,775	541	1,234	228.1%
Other	5,651	6,125	(474)	(7.7)%
Total Property Expenses	$53,614	$48,311	$5,303	11.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.9 million primarily due to increases in real estate taxes and repairs and maintenance expenses, partially offset by a decrease in insurance expenses. Property expenses from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2024. Property expenses from sold properties decreased $0.2 million due to properties sold subsequent to December 31, 2024. Property expenses from (re)developments increased $1.2 million primarily due to the completion of developments. Property expenses from other was not significant for either three-month period.
General and administrative expense increased by $7.1 million, or 44.5%, primarily due to $5.6 million of costs as of the date hereof related to financial advisors, legal counsel and other consultants in connection with a threatened contested proxy campaign initiated by the principal of Land & Buildings Investment Management, LLC, who nominated himself for election at the Company's annual meeting (with notice provided in November 2025) before subsequently withdrawing his nomination in March 2026.
Joint Venture development services expense, representing payments made to a third party for property development assistance within the Joint Venture for both three-month periods was not significant.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in 000's)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$42,440	$42,438	$2	—%
Acquired Properties	4,721	—	4,721	—
Sold Properties	—	107	(107)	(100.0)%
(Re)Developments	2,550	787	1,763	224.0%
Corporate Furniture, Fixtures and Equipment and Other	357	422	(65)	(15.4)%
Total Depreciation and Other Amortization	$50,068	$43,754	$6,314	14.4%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $4.7 million due to properties acquired subsequent to December 31, 2024. Depreciation and other amortization from sold properties decreased $0.1 million due to properties sold subsequent to December 31, 2024. Depreciation and other amortization from (re)developments increased $1.8 million primarily due to an increase in depreciation and amortization related to completed developments. Depreciation from corporate furniture, fixtures and equipment and other was not significant for either three-month period.
For the three months ended March 31, 2026, gain on sale of real estate included $109.0 million of gain related to the reclassification of an operating lease to a sales-type lease following the tenant's exercise of its option to purchase the land site. The sale is expected to close during the three months ended June 30, 2026. For the three months ended March 31, 2025, we recognized $6.8 million of gain on sale of real estate related to the sale of two industrial properties totaling approximately 0.1 million square feet of GLA.
Interest expense increased $4.4 million, or 22.3%, primarily due to a higher weighted average debt balance of $2,581.9 million for the three months ended March 31, 2026 compared to $2,250.4 million for the three months ended March 31, 2025, as well as an increase in the weighted average interest rate to 4.21% for the three months ended March 31, 2026 from 4.03% for the three months ended March 31, 2025, offset by a $0.1 million increase in capitalized interest during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Amortization of debt issuance costs increased $0.6 million, or 59.0%, primarily due to financing costs incurred related to the amendment and restatement of the Unsecured Credit Facility in March 2025 and the issuance of $450.0 million of senior notes in May 2025.
Equity in income of joint venture decreased by $3.4 million, or 96.9%, primarily due to a decrease in gain on sale and incentive fees associated with the Joint Venture's sale of two properties during the three months ended March 31, 2025. As we were the purchaser of the properties, our economic share of the gain and incentive fees was offset against the basis of the real estate acquired. The remaining portion of the gain on sale and incentive fees represents our partner’s share, which is consolidated in our financial statements. Additionally, the decrease also reflects a reduction in our pro-rata share of operating income, as the Joint Venture disposed of its final real estate assets during the year ended December 31, 2025.
The income tax provision decreased by $1.9 million, or 32.0%, primarily due to a decrease in our pro-rata share of gain and incentive fees recognized from the sale of real estate by the Joint Venture during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Leasing Activity
The following table provides a summary of our leasing activity for the three months ended March 31, 2026. The table does not include month-to-month leases or leases with terms less than twelve months.

Three Months Ended	Number of Leases Commenced	Square Feet Commenced (in 000's)	Net Rent Per Square Foot (A)	Straight Line Basis Rent Growth (B)	Weighted Average Lease Term (C)	Lease Costs Per Square Foot (D)	Weighted Average Tenant Retention (E)
New Leases	18	307	$10.72	38.1%	5.5	$6.65	N/A
Renewal Leases	24	1,974	$9.79	54.5%	5.1	$2.74	85.7%
Development / Acquisition Leases	4	138	$10.83	N/A	5.4	N/A	N/A
Total / Weighted Average	46	2,419	$9.97	51.9%	5.2	$3.27	85.7%
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

The following table provides a summary of our leases that commenced during the three months ended March 31, 2026, which included rent concessions (abated rent) during the lease term.

Three Months Ended	Number of Leases With Rent Concessions	Square Feet (in 000's)	Rent Concessions
New Leases	14	244	$569
Renewal Leases	2	104	177
Development / Acquisition Leases	4	138	463
Total	20	486	$1,209

Liquidity and Capital Resources
At March 31, 2026, our cash and cash equivalents were approximately $37.1 million, excluding our Joint Venture partner's share of cash and cash equivalents that we consolidate and report in our financial statements. We also had $723.9 million of availability for additional borrowings under our Unsecured Credit Facility as of March 31, 2026.
We have considered our short-term liquidity requirements through March 31, 2027, as well as the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet those requirements. As of March 31, 2026, we had no debt maturities within the next twelve months. Beyond this period, we believe that our principal short-term liquidity needs include funding normal recurring expenses, property acquisitions, developments, expansions, renovations and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT status under the Code and distributions approved by the Company's Board of Directors. We anticipate meeting these short-term liquidity requirements primarily through cash flows generated by operating activities and proceeds from select asset dispositions. Additional sources of liquidity may include the issuance of other debt or equity securities or borrowings under our Unsecured Credit Facility, subject to market conditions.
We expect to meet our long-term liquidity requirements (beyond March 31, 2027) such as property acquisitions, development projects, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through a combination of select asset dispositions, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.
We believe that we were in compliance with our financial covenants as of March 31, 2026, and we anticipate that we will be able to operate in compliance for the next twelve months. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs and our access to borrowings on the Unsecured Credit Facility may be limited if we fail to meet any of these covenants.
As of April 24, 2026, we had approximately $642.9 million available for additional borrowings under our Unsecured Credit Facility.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Stable, Baa2/Stable and BBB+/Stable, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital. However, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In thousands)
Net cash provided by operating activities	$88,892	$88,566
Net cash used in investing activities	(72,477)	(213,348)
Net cash (used in) provided by financing activities	(57,300)	110,510
The following table summarizes our cash flow activity for the Operating Partnership for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In thousands)
Net cash provided by operating activities	$88,913	$88,585
Net cash used in investing activities	(72,477)	(213,348)
Net cash (used in) provided by financing activities	(57,321)	110,491
Changes in cash flow for the three months ended March 31, 2026, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $0.3 million, primarily due to the following:
•increase in net operating income ("NOI") from same store properties, acquired properties and recently developed properties of $13.2 million offset by a decrease in NOI due to the disposition of real estate of $0.5 million; and
•decrease in tenant accounts receivable, prepaid expenses and other assets due to timing of cash receipts; offset by:
◦decrease in accounts payable, accrued expenses, other liabilities, rents received in advance and security deposits due to timing of cash payments.
Investing Activities: Cash used in investing activities decreased $140.9 million, primarily due to the following:
•decrease of $150.7 million related to the acquisition, development and investment in real estate activity, primarily attributed to lower acquisition-related spending during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, offset by increased development and other real estate investment spending during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; offset by:
◦decrease of $11.5 million in net proceeds received from the disposition of real estate in 2026 as compared to 2025.
Financing Activities: Cash used in financing activities was $57.3 million for the three months ended March 31, 2026 as compared to cash provided by financing activities of $110.5 million for the three months ended March 31, 2025, resulting in a decrease of cash used in financing activities of $167.8 million, primarily due to the following:
•increase in net repayments of borrowings under our Unsecured Credit Facility of $231.0 million in 2026 as compared to 2025; and
•increase in dividend and unit distributions of $10.3 million due to the Company increasing the dividend rate in 2026 as well as a slight increase in common shares and units outstanding; offset by:
◦increase of $75.0 million in proceeds from refinancing of the $300.0 million unsecured term loan with a $375.0 million unsecured term loan in 2026.

Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments that are held by us at March 31, 2026 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2026, $2,380.0 million, or 92.3%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $199.0 million, or 7.7%, was variable rate debt. At December 31, 2025, $2,379.9 million, or 92.9%, of our total debt, excluding unamortized debt issuance costs, was fixed rate debt, while $183.0 million, or 7.1%, was variable rate debt. At March 31, 2026 and December 31, 2025, the fixed rate debt amounts include variable rate debt that has been effectively swapped to a fixed rate through the use of derivative instruments with an aggregate notional amount outstanding of $925.0 million. These derivatives mitigate our exposure to our Unsecured Term Loans' variable interest rates, which are based on SOFR. The use of derivative financial instruments allows us to manage the risk of interest rate increases and the related impact on our earnings and cash flows. We designated all of the interest rate swaps related to our Unsecured Term Loans as cash flow hedges. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. If the SOFR rate component relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the three months ended March 31, 2026 would have increased by approximately $0.2 million based on our average outstanding floating-rate debt during the three months ended March 31, 2026. Additionally, if weighted average interest rates on our weighted average fixed rate debt during the three months ended March 31, 2026 were to have increased by 10% due to refinancing, interest expense would have increased by approximately $2.5 million during the three months ended March 31, 2026.
As of March 31, 2026, the estimated fair value of our debt was approximately $2,531.8 million based on our estimate of the then-current market interest rates.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and NOI as supplemental performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2026 incentive compensation plan.
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
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$143,101	$48,103
Adjustments:
Depreciation and Other Amortization of Real Estate	49,911	43,583
Depreciation and Other Amortization of Real Estate in the Joint Venture	—	1,056
Gain on Sale of Real Estate	(109,032)	(6,844)
Gain on Sale of Real Estate (Including Incentive Fees) from the Joint Venture	(49)	(3,305)
Income Tax Provision - Excluded from FFO	3,712	5,736
Noncontrolling Interest Share of Adjustments	1,808	1,862
Funds from Operations Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$89,451	$90,191

Same Store Net Operating Income
We consider cash basis SS NOI to be a useful non-GAAP supplemental measure of our operating performance. We believe SS NOI enhances the comparability of a company's real estate portfolio to that of other real estate companies. SS NOI reflects the results of operations of properties that were owned and placed in service prior to January 1, 2025, and remained in service through the end of the reporting period.
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
The following table shows a reconciliation of the same store revenues and property expenses, as disclosed in the results of operations and reconciled to revenues and expenses reflected on the statements of operations, to SS NOI for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	% Change
	(In thousands)
Same Store Revenues	$181,782	$171,792
Same Store Property Expenses	(45,306)	(41,435)
Same Store Net Operating Income Before Same Store Adjustments	$136,476	$130,357	4.7%
Same Store Adjustments:
Straight-line Rent	(1,202)	(5,945)
Above (Below) Market Lease Amortization	(479)	(560)
Lease Termination Fees	(166)	(24)
Same Store Net Operating Income	$134,629	$123,828	8.7%

The following table shows a reconciliation of net income available to common stockholders and participating securities to cash basis SS NOI without lease termination fees for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$143,101	$48,103
Interest Expense	23,819	19,469
Depreciation and Other Amortization of Real Estate	49,911	43,583
Depreciation and Other Amortization of Real Estate in the Joint Venture	—	1,056
Income Tax Provision - Allocable to FFO	301	164
Net Income Attributable to the Noncontrolling Interests	4,817	4,781
Equity in FFO from Joint Venture Attributable to the Noncontrolling Interest	(7)	(147)
Amortization of Debt Issuance Costs	1,531	963
Depreciation of Corporate FF&E	157	171
Gain on Sale of Real Estate	(109,032)	(6,844)
Gain on Sale of Real Estate from Joint Venture	(49)	(3,305)
Income Tax Provision - Excluded from FFO	3,712	5,736
General and Administrative	22,973	15,897
Equity in FFO from Joint Venture, Net of Noncontrolling Interest	(52)	(1,081)
Net Operating Income	$141,182	$128,546
Non-Same Store Net Operating Income	(4,706)	1,811
Same Store Net Operating Income Before Same Store Adjustments	$136,476	$130,357
Straight-line Rent	(1,202)	(5,945)
Above (Below) Market Lease Amortization	(479)	(560)
Lease Termination Fees	(166)	(24)
Same Store Net Operating Income (Cash Basis without Termination Fees)	$134,629	$123,828
Subsequent Events
We have evaluated subsequent events through the date that the Consolidated Financial Statements were issued, noting none.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures
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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibits	Description

10.1
Second Amended and Restated Unsecured Term Loan Agreement, dated as of January 22, 2026, among First Industrial, L.P., as borrower, First Industrial Realty Trust, Inc., as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed January 23, 2026, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.2
Amended and Restated Unsecured Term Loan Agreement, dated as of January 22, 2026, among First Industrial, L.P., as borrower, First Industrial Realty Trust, Inc., as guarantor, U.S. Bank National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed January 23, 2026, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.3
First Amendment, dated January 22, 2026, to Second Amended and Restated Unsecured Term Loan Agreement, dated as of March 18, 2025, among First Industrial, L.P., as borrower, First Industrial Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed January 23, 2026, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

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
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.'s and First Industrial L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Equity / Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: April 24, 2026

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: April 24, 2026